Form 10-K
period 2014-12-31
ENTERPRISE BANCORP INC /MA/
filed 2015-03-13
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
NONE
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $154,178,326 ($20.63 per share) as of June 30, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: March 6, 2015, Common Stock, par value $0.01, 10,255,679 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 5, 2015 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.	Business

Organization

Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company commonly referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company and state chartered commercial bank that commenced banking operations in 1989, has five wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

•	Enterprise Insurance Services, LLC, organized in 2000 in the state of Delaware for the purpose of engaging in insurance sales activities;

•
Enterprise Investment Services, LLC, organized in 2000 in the state of Delaware for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Investment Services," and

•
Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

Enterprise’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

Market Area

The Company’s primary market area is the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire.  Enterprise has 22 full-service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Lawrence, Leominster, Lowell, Methuen, Tewksbury, Tyngsboro and Westford; and in the New Hampshire towns of Derry, Hudson, Nashua, Pelham and Salem, which serve those cities and towns as well as the surrounding communities.

Management actively seeks to strengthen its market position by capitalizing on market opportunities to grow all business lines and the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of gathering deposits from the general public and investing primarily in loans and investment securities and utilizing the resulting cash flows to conduct operations, expand the branch network, and pay dividends to stockholders.  Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit products and cash management services; the Company also offers investment advisory and wealth management, trust and insurance services.  Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state-of-the-art delivery channels in order to tailor product lines to customers' needs. These products and services are outlined below.

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement, and long-term relationships with established commercial developers and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit.  The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to lessen its credit risk exposure.

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

The Company's internal residential origination and underwriting staff originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company contracts with an external loan review company to complete a regular quality control review in accordance with secondary market underwriting requirements for residential mortgage loans sold. The sample reviewed is based on loan volume originated. Additionally, the Company's internal compliance department monitors the residential loan origination activity for regulatory compliance.

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

The Executive Committee of the Company’s Board of Directors (the "Board") approves loan relationships exceeding certain prescribed dollar limits.  A Loan Committee of the Board reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board’s Loan Committee is also responsible for approval of credit-related charge-offs recommended by management.  Approved charge-offs are forwarded to the full Board for ratification.

At December 31, 2014, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $34.5 million, subject to certain exceptions provided under applicable law.

See also “Risk Factors” contained in Item 1A and "Credit Risk" contained in Item 7, for further discussion on a variety of risks and uncertainties that may affect the Company’s loan portfolio.

Commercial Real Estate, Commercial and Industrial, and Commercial Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner use real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four family and multi-family apartment buildings, office, industrial, or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans in this portfolio have a variety of adjustment terms and indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration (SBA), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies.  Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years.

From time to time, Enterprise participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan and an annual review thereafter of each participating institution.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third-party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

Residential Loans

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, or be vacation homes or investment properties.  Loan to value limits vary, generally from 75% for multi-family owner occupied properties, up to 97% for single family owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

The Company originates home equity revolving lines of credit for one-to-four family residential properties with maximum combined loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines allows interest only payments for the first ten years of the lines. Generally, at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule, or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans, energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts extended to individual customers. The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances.

Credit Risk and Allowance for Loan Losses

Information regarding the Company’s credit risk and allowance for loan losses is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses,” contained in the section “Financial Condition,” and under the heading “Allowance for Loan Losses” which is contained in the “Critical Accounting Estimates” section of Item 7.

Deposit Products

Deposits have traditionally been the principal source of the Company’s funds. Enterprise offers commercial checking, business and municipal savings accounts, term certificates of deposit (“CDs”), money market and business sweep accounts, Interest on Lawyers Trust Accounts ("IOLTA's"), and escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers.  A broad selection of competitive retail deposit products are also offered, including personal checking accounts earning interest and/or reward points, savings accounts, money market accounts, individual retirement accounts (“IRA”) and CDs. Terms on CDs are offered ranging from one month to seventy-two months. As a member of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

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

Enterprise also utilizes brokered deposits, both term and overnight, from a number of available sources, as part of the Company's asset-liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding.

Cash Management Services

In addition to the deposit products discussed above, commercial banking customers may take advantage of cash management services including remote deposit capture, Automated Clearing House ("ACH") credit and debit origination, credit card processing, wholesale and retail lockbox deposit, escrow management, Non-Sufficient Funds check recovery, coin and currency processing, check reconciliation, check payment fraud prevention, international and domestic wire transfers, corporate credit cards, and automated investment sweep of excess funds into enhanced FDIC insured money market and commercial checking accounts.

In addition to on-balance sheet sweep products, third-party money market mutual funds are also offered for commercial sweep accounts.  Management believes that commercial customers benefit from this product flexibility, while retaining a conservative investment option of high quality and safety.  The balances swept on a daily basis into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

Product Delivery Channels

In addition to traditional product access channels, on-line banking customers may connect to their bank accounts securely via personal computer or any internet-enabled phone or mobile device.  Various electronic banking capabilities include the following: account inquiries; viewing of recent transactions; account transfers; loan payments; bill payments; person to person payments; check deposits; placement of stop payments; access to images of checks paid; and access to prior period account statements; commercial customers can additionally launch cash management services such as remote deposit capture, conduct ACH transactions and wire transfers.

On-line and mobile banking tools utilize multiple layers of authentication including device and geographic recognition, personal access ID’s and passwords as well as personal identification numbers and one-time passwords that change with every login, for certain transactions.

Investment Services

The Company provides a range of investment advisory and management services delivered via two channels, Enterprise Investment Advisors and Enterprise Investment Services.

Investment advisory and management services include customized investment management and trust services provided under the label “Enterprise Investment Advisors” to individuals, family groups, commercial businesses, trusts, foundations, non-profit organizations, endowments and retirement plans.

Enterprise Investment Advisors primarily utilizes an open-architecture approach to client investment management.  The philosophy is to identify and hire high performing independent investment management firms on behalf of our clients. The Company partners with an investment research and due diligence firm to strengthen strategic development, improve manager access and selection and provide performance monitoring capabilities.  This firm performs detailed research and due diligence reviews and provides an objective analysis of each independent management firm based on historic returns, management quality, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

Enterprise Investment Advisors also offers the flexibility of an individually managed portfolio, for clients who prefer customized asset management with a variety of investment options, which includes our Large Cap Core Equity Strategy, a proprietary blend of value and growth stocks.  Various secondary research sources are utilized with our individually managed portfolios.

Enterprise Investment Services provides brokerage and management services through a third-party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor.

Insurance Services

Enterprise Insurance Services, LLC, engages in insurance sales activities through a third-party arrangement with HUB International New England, LLC (“HUB”), which is a full-service insurance agency, with offices in Massachusetts and New Hampshire, and is part of HUB International Limited, which operates throughout the United States and Canada. Enterprise Insurance Services provides, through HUB, a full array of insurance products including property and casualty, employee benefits and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the Company’s market area.

Investment Activities

The Company's investment portfolio activities are an integral part of the overall asset-liability management program of the Company.  The investment function provides readily available funds to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts fixed income investments to high-quality securities within prescribed categories approved by the Asset-Liability Committee of the Company’s Board of Directors (“ALCO”). Management utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios within prescribed guidelines set by management. The Company’s internal investment policy also sets sector limits as a percentage of the total portfolio. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents may be comprised of cash and due from banks, interest-earning deposits (deposit, money market money, market mutual fund accounts and short-term U.S. Agency Discount Notes) and overnight and term federal funds sold ("fed funds") to money center banks.

As of the balance sheet dates reflected in this annual report, all of the investment securities within the Company's investment portfolio were classified as available for sale and carried at fair value. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired (“OTTI”). If a decline in the market value of an equity security or fund is considered other than temporary, the cost basis of the individual security or fund is written down to market value with a charge to earnings. In the case of fixed income securities, the noncredit portion of the impairment may be recognized in accumulated other comprehensive income with only the credit loss portion of the impairment charged to earnings.

Investment transaction summaries, portfolio allocations and projected cash flows are prepared quarterly and presented to ALCO on a periodic basis.  ALCO regularly reviews the composition and key risk characteristics of the Company’s investment portfolio, including effective duration, cash flow, and market value at risk and asset class concentration.  Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to ALCO.  ALCO also designates acceptable and unacceptable investment practices, approves the selection of securities dealers, and the Company’s ongoing investment strategy.

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

Other Sources of Funds

As discussed above, deposit gathering has been the Company's principal source of funds.  Asset growth in excess of deposits may be primarily funded through cash flows from our loan and investment portfolios, or the following sources:

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

The FRB Discount Window borrowing capacity is based on the pledge of qualifying collateral balances to the FRB.  Collateral pledged for this FRB facility consists primarily of certain municipal and corporate securities held in the Company's investment portfolio. Additional types of collateral are available to increase borrowing capacity with the FRB if necessary.

Pre-established non-collateralized overnight borrowing arrangements with large national and regional correspondent banks provide additional overnight and short-term borrowing capacity for the Company.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s ability to obtain funding and sustain liquidity.

Junior Subordinated Debentures

In March 2000, the Company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware, in order to issue $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable at a premium if called between 2010 and 2020. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million of the Company’s 10.875% callable Junior Subordinated Debentures that mature in 2030. The Company contributed $10.3 million of proceeds from the sale of these securities to the Bank in 2000.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R), the Company carried the $10.8 million of Junior Subordinated Debentures on the Company’s financial statements as a liability, along with related interest expense, and the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, have been excluded from the Company’s financial statements.

In March 2015, the Company paid off the above Junior Subordinated Debentures using proceeds from the $15.0 million of subordinated debt issued in January 2015, which allowed the Trust to redeem in full the trust preferred securities. See Note 1, “Summary of Significant Accounting Policies,” Item (s) "Subsequent Events" to the Company’s Consolidated Financial Statements, contained in Item 8 for further information related to the Company's junior subordinated debentures.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the original capitalization of the Bank of $15.5 million from the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, and net proceeds of $8.8 million from the 2009 combined Shareholder Subscription Rights Offering and Supplemental Community Offering. Ongoing sources of capital include the retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s stockholder dividend reinvestment plan and direct stock purchase plan ("DRSPP").

As of December 31, 2014 and 2013, both the Company and the Bank qualified as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC effective as of December 31, 2014. Although the Company believes its current capital is adequate to support ongoing operations and that the Company and the Bank meet all capital adequacy requirements to which they are subject, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of December 31, 2014, the Company has not utilized this shelf registration.

See “Capital Requirements” below under the heading “Supervision and Regulation” for information regarding the Company’s and the Bank’s regulatory capital requirements.

Patents, Trademarks, etc.

The Company holds a number of registered service marks and trademarks related to product names and corporate branding.  The Company holds no other patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions that are material to its business.

Employees

At December 31, 2014, the Company employed 412 full-time equivalent employees.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

The Company currently uses outside vendors to design, support and host its two internet websites; www.enterprisebanking.com, for the Bank's product and services and Company information; and www.enterpriseinvestmentadvisors.com, for Investment services.  The underlying structure of the sites allows for the ongoing maintenance of the information to be performed by authorized Company personnel.

The Bank's site provides information on the Company and its products and services. Users have the ability to open various deposit accounts as well as the ability to submit mortgage loan applications online and, via a link, to access their on-line account and mobile banking services. The site also provides the access point to a variety of specified banking services and information, various financial management tools, and investor and corporate information, which includes a corporate governance page.  The Company’s corporate governance page includes the corporate governance guidelines, code of business conduct and ethics, and whistleblower and non-retaliation protection policy, as well as the charters of the Board of Directors’ Audit, Compensation and Personnel, and Corporate Governance/Nominating committees.

In the Investor Relations section of the site, under the SEC Filings tab, the Company makes available copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Additionally, the site includes all registration statements that the Company has been required to file in connection with the issuance of its shares. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10%or greater stockholders under Section 16 of the Securities Exchange Act of 1934 (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.SEC.gov).

Competition

Enterprise faces robust competition to retain and attract customers within existing and neighboring geographic markets. This competition stems from national and larger regional banks, numerous local savings banks, commercial banks, cooperative banks and credit unions which have a presence in the region. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic payment and funding channels, internet based banks and other financial intermediaries.

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

Supervision and Regulation
General
Set forth below is a summary description of the significant elements of the laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its principal subsidiary, the Bank, could have a material effect on our business.

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
In addition, the Change in Bank Control Act prohibits any entity from acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity’s investment is not “controlling” if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.
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
In connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the final Volcker Rule approved by regulators in December 2013 amended the Bank Holding Company Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust-preferred securities that back collateralized debt obligations. As the Company does not currently hold any of the prohibited investments, this aspect of the Volcker Rule is not expected to have any impact on the Company’s financial statements.
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
Source of Strength
Under the Federal Reserve Board's “source-of-strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve Board has not yet adopted regulations to implement this requirement.
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
Capital Requirements
The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk‑based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $1.0 billion or more. Under these capital guidelines, a banking organization is required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. In addition to such risk adjusted capital requirements, banking organizations are also required to maintain an additional minimum “leverage” capital ratio, which is calculated on the basis of average total assets without any adjustment for risk being made to the value of the assets. Qualifying capital is classified depending on the type of capital as follows:
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
Under the federal capital guidelines as of December 31, 2014, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” under the prompt corrective action framework, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2014, the respective capital ratios of both the Company and the Bank exceeded the minimum percentage requirements to be deemed “well capitalized” under then applicable Federal Reserve Board and FDIC capital rules.

Under the new Basel III Rules, effective January 1, 2015, a bank holding company must satisfy increased capital levels in order comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments once the rule is fully phased in. See “New Capital Requirements under Basel III” below.
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
The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. The Basel III Rules also create a new common equity Tier 1 (“CET1”) risk-based capital ratio. CET1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments. In addition, the new rule requires that most regulatory capital deductions be made from CET1 capital.
The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio.
The above Basel III minimum capital ratio requirements for "Adequately Capitalized" as applicable to the Company and the Bank after the full phase-in period are summarized in the table below.(1)

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
__________________________________________
(1) Because the Basel III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of December 31, 2014.

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules now include a CET1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “Well Capitalized:” (i) a Total risk-based capital ratio of 10%

(unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a CET1 risk-based capital ratio of 6.5%.
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The bank regulatory agencies could impose higher capital requirements to meet well-capitalized standards and any future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions under the new rules.
The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk-based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.
In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, the Company may make a one-time, permanent election to continue to exclude AOCI from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital.
Overall, the Basel III Rules provide some important concessions for smaller, less complex financial institutions, such as the Company.
The Basel III Rules generally became effective January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Although the Company generally began complying with the Basel III Rules on January 1, 2015, management believes the Company satisfied the higher capital ratios imposed by Basel III, in addition to the new "well capitalized" requirements under the revised prompt corrective action rules discussed above, as of December 31, 2014.
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
Bank Regulation
The Bank is subject to the supervision and regulation of the Massachusetts Division of Banks and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department. Federal and Massachusetts laws and regulations that specifically apply to the Bank's business and operations cover, among other matters, the scope of its business, the nature of its investments, its reserves against deposits, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. The Bank is also subject to federal and state laws and regulations that restrict or limit loans or extensions of credit to, or other transactions with, “insiders,” including officers, directors and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from, or other transactions with, affiliates, including parent holding companies.
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

•
Requiring the Bank to enter into an informal or formal enforcement action to take corrective measures and cease unsafe and unsound practices, including requesting the board of directors to adopt a binding resolution, sign a memorandum of understanding or enter into consent order;

•	Requiring prior approval for any changes in senior management or the board of directors;

•	Removing officers and directors and assessing civil monetary penalties; and

•	Taking possession of, closing and liquidating the Bank or appointing the FDIC as receiver under certain circumstances.

Permissible Activities
Under the Federal Deposit Insurance Act, as amended (the “FDIA”), and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the FDIC's Deposit Insurance Fund (“DIF”). In addition, the Bank may also form, subject to the approvals of the Massachusetts Division of Banks and the FDIC, “financial subsidiaries” to engage in any activity that is financial in nature or incidental to a financial activity. In order to qualify for the authority to form a financial subsidiary, the Bank is required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Company has no current intention of doing so. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.
Capital Adequacy Requirements
The FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the capital rules which became effective on January 1, 2015, banks are required to maintain four minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4.0%, (2) a Tier 1 capital to risk-weighted assets ratio, or “Tier 1 risk-based capital ratio,” of at least 6.0%, (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8.0%, and (4) a CET1 capital ratio of 4.5%. In addition, the FDIC’s prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
Prompt Corrective Action
The federal banking agencies have issued regulations pursuant to the FDIA defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank that may otherwise meet the minimum requirements to be classified as well capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Under the prompt corrective action regulations, a bank that is deemed to be undercapitalized or in a lesser capital category will be required to submit to its primary federal banking regulator a capital restoration plan and to comply with the plan.
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
Deposit Insurance
The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act set the standard maximum deposit insurance amount to $250,000. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 and the regulations issued thereunder (the “CRA”) are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the FDIC and the Massachusetts Division of Banks evaluate the record of each financial institution in meeting such credit needs.  The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the ability to request the Bank’s CRA Performance Evaluation and other various related documents.  The Bank received a rating of “High Satisfactory” by The Division of Banks and “Satisfactory” by the FDIC on its most recent Community Reinvestment Act examination.
Restrictions on Transactions with Affiliates and Loans to Insiders
Transactions between the Bank and its affiliates are subject to the provisions of Section 23A and 23B of the
Federal Reserve Act (the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank.
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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements and the types of permissible collateral may be limited. The Bank must also comply with other provisions designed to avoid the purchase or acquisition of low-quality assets from affiliates. The Dodd-Frank Act expanded the scope of Section 23A, which now includes investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.
The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Federal Reserve has also issued Regulation W which codifies prior regulations under the Affiliates Act and interpretive guidance with respect to affiliate transactions.
Under both Massachusetts and federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal stockholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution's capital, it is approved in advance by a majority of the disinterested directors.
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2014, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act of 2010 has implemented significant changes to the regulation of the financial services industry and includes the following provisions that have affected or are likely to affect the Company:

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

•
Limitations on the amount of any interchange fee charged by a debit card issuer to be reasonable and proportional to the cost incurred by the issuer effective July 21, 2011. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.24 per transaction. While these restrictions do not apply to banks like Enterprise with less than $10 billion in assets, the rule could affect the competitiveness of debit cards issued by smaller banks. We believe that market forces may erode the effectiveness of this exemption now that merchants can select more than one network for transaction routing.

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

Several of the requirements of the Dodd-Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally.
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
Incentive Compensation
In June 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
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
In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. The Dodd-Frank Act also directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. Finally, the Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Technology Risk Management and Consumer Privacy
State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with third-party vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.
Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to protect the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.
Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third-party for use in marketing.
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
See also Item 1A, “Risk Factors,” and “Opportunities and Risks” included in the section entitled “Overview,” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion on how new laws and regulations may affect the Company’s business, financial condition and results of operations.

Item 1A.	Risk Factors

 An investment in the Company’s common stock is subject to a variety of risks and uncertainties including, without limitation, those set forth below, any of which could cause the Company's actual results to vary materially from recent results, or from the other forward looking statements that the Company may make from time to time in news releases, annual reports and other written or oral communications.  The material risks and uncertainties that management believes may affect the Company are described below.  These risks and uncertainties are not listed in any particular order of priority and are not necessarily the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business and results of operations.

This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of the Company’s common stock could decline significantly, and stockholders could lose some or all of their investment.

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

Any weakening in general economic conditions in the New England region, or any long-term deterioration of national and global economies, as well as any possible subsequent effects of negative trends, could weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values, which could negatively impact the Company’s business, financial condition, capital position, liquidity, and performance in a variety of ways. Potential adverse effects on the Company could include the following: continued downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial and residential real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; restrictions on funding sources, which could adversely impact the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

In addition to the consequences of a weakening economic environment, any significant and sustained decline in general economic conditions caused by national or global political situations, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, market interest rate changes, or other factors, could also impact local economic conditions and, in turn, have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is Subject to Extensive Government Regulation and Supervision
Federal and state banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of stockholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.

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

See the section entitled “Supervision and Regulation” contained in Item 1, “Business,” for additional information regarding the supervisory and regulatory issues facing the Company and the Bank.

The Company is Subject to Lending Risk
There are inherent risks associated with the Company’s lending activities.  These risks include, among other things, the impact of changes in the economic conditions in the market areas in which the Company operates and changes in interest rates.  In addition, the Company may be impacted by the following risks associated with its lending activities:

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

The Company May Need to Increase the Allowance for Loan Losses
The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. The Financial Accounting Standards Board is in the process of deliberations regarding a proposed change to accounting standards that will impact the way banking organizations estimate their allowance for loan losses. Any changes to accounting rules governing credit impairment estimates and recognition could impact the level of the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Allowance for Loan Losses,” which is contained in the “Critical Accounting Estimates” section and under the headings “Credit Risk," "Asset Quality,” and “Allowance for Loan Losses,” included in the section entitled “Financial Condition,” for further information regarding the process by which the Company determines the appropriate level of its allowance for loan losses.

Increases in the Company's Nonperforming Assets Could Adversely Affect the Company's Results of Operations and Financial Condition in the Future
Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase the Company's risk profile and the capital that regulators believe is appropriate in light of such risks, and have an impact on the Company's FDIC risk based deposit insurance premium rate. The resolution of non-performing assets requires significant time commitments from management and staff. The Company may experience further increases in non-performing loans in the future, and non-performing assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Use of Appraisals in Deciding Whether to Make a Loan Secured by Real Property Does Not Ensure the Value of the Real Property Collateral
In considering whether to make a loan secured by real property, the Company generally requires an internal evaluation or independent appraisal of the property. However, these assessment methods are only an estimate of the value of the property at the time the assessment is made, and an error in fact or judgment could adversely affect the reliability of the valuation. In addition, events occurring after the initial assessment may cause the value of the property to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than estimated at the time of assessment, and if a default occurs the Company may not recover the outstanding balance of the loan.

The Company is Subject to Environmental Risks Associated with Real Estate Held as Collateral or Occupied
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also owns and leases premises where branches and other bank facilities are located. While the Company's lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company's expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase the Company's operating expenses. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower's operations if the Company takes a role in managing those operations after a default.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Loans,” “Credit Risk," and "Asset Quality” included in the section entitled “Financial Condition,” for further information regarding the Company’s commercial loan portfolio and credit risk.
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

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Impairment Review of Investment Securities,” which is contained in the “Critical Accounting Estimates” section, Note 1, "Summary of Significant Account Policies" under Item (c) "Investments," and (d) "Restricted Investments," and Note 2, "Investments” to the consolidated financial statements in Item 8 below for further information regarding the process by which the Company determines the level of other-than-temporary impairment. See also the discussion contained in this Item 1A under the heading “Sources of External Funding May Become Restricted and Impact the Company's Liquidity.”

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

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Impairment Review of Goodwill,” contained in the “Critical Accounting Estimates” section, for further information regarding the process by which the Company determines whether an impairment of goodwill has occurred.

The Company is Subject to Interest Rate Risk
The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The re-pricing frequency and magnitude of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition.  If the interest rates paid on interest-bearing liabilities increase at a faster rate or magnitude than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly or steeply than falling interest rates paid on interest-bearing liabilities.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussions related to the Company’s management of interest rate risk.

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding (notwithstanding current low wholesale rates).  If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding in the future.  Any such increased reliance on wholesale funding could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity,” which is included in the section entitled “Financial Condition” for further information regarding the Company’s sources of contingent liquidity.

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity
The Company’s external wholesale funding sources include borrowing capacity at the FHLB and FRB, capacity in the brokered deposit markets, other borrowing arrangements with correspondent banks, as well as accessing the public markets through offerings of the Company’s stock or issuance of debt.  If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth. Any such increase in funding costs or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity,” included in the section entitled “Financial Condition” for further information regarding the Company’s sources of contingent liquidity.

The Company’s Capital Levels Could Fall Below Regulatory Minimums
The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements (including the new capital conservation "buffer" imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions, including among others, restrictions on the ability to open new branches and to pay dividends.  If the Company’s capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline or meet the increased requirements, then its capital ratios may fall below regulatory capital adequacy levels.  The Company’s capital ratios could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

The Company's failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, restrict the Company's ability to grow (both assets and branching), increase the Company's costs of funds and FDIC insurance costs, prohibit the Company's ability to pay dividends on common shares, and its ability to make acquisitions, and impact the Company's business, results of operation and financial conditions, generally. Under FDIC rules, if the Bank ceases to be a

“well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may be restricted.

See the sections entitled “Supervision and Regulation” and “Capital Resources” contained in Item 1, “Business,” for additional information regarding regulatory capital requirements for the Company and the Bank and new capital requirements under Basel III regulatory capital and liquidity standards.

The Investment Management Fees the Company Receives May Decrease as a Result of a Decline in Aggregate Assets Under Management, Which Could Decrease Revenues and Net Earnings
The Company's Enterprise Investment Advisors and Enterprise Investment Services channels derive their revenues primarily from investment management fees based on assets under management. Investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, poor investment decisions, loss of key investment management personnel, our ability to maintain customer service levels, competition from investment management companies and alternative investment options, investors' perception of our past investment performance, in either relative or absolute terms, fluctuations in financial markets and various economic conditions.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance, or to the extent our future investment performance is perceived to be poor, in either relative or absolute terms, could impair our ability to attract and retain funds from existing and new clients. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, and general turbulence in domestic and foreign financial markets, among many other factors which could adversely impact the fair market value of customer portfolios. Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make.

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, other community banks and internet based banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers and lenders, as well as private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, and other financial intermediaries and non-bank electronic payment and funding channels. Additionally, some of these competitors are not subject to the same degree of government regulation as the Company and thus may have a competitive advantage over the Company. If, due to the inability to compete successfully within the Company's target banking markets, the Company encounters difficulties attracting and retaining customers, it would have a material adverse effect on the Company's growth and profitability.

See the section entitled “Competition” contained in Item 1, “Business,” for additional information regarding the competitive issues facing the Company.

Controls and Procedures Could Fail or Be Circumvented by Theft, Fraud or Robbery
Management regularly reviews and updates the Company’s internal controls over financial reporting, corporate governance policies and procedures and security controls to prevent and detect theft, fraud or robbery from both internal and external sources.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s internal controls and procedures, or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, whether by employees, management, directors, or external elements could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

See the discussion under the heading “Opportunities and Risks” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s operational risk management.

The Company is Subject to Technology Related Risk
The use of technology related products, services, delivery channels, access points and processes exposes the Company to various risks, particularly operational, privacy, cyber-security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Failure to Keep Pace With Technological Change Could Affect the Company’s Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services and delivery channels. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Several of the Company’s competitors have substantially greater resources to invest in technological improvements.  Failure to successfully plan or keep pace with technological changes affecting the banking industry, or failure to adequately train and educate staff on the use and risks of new technologies could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Infrastructure Necessary to Run Technology May Experience an Interruption or Failure
The Company's and key service provider's information systems, in general, rely heavily on infrastructures such as electrical grids, voice and data communication, and internet server networks, which could be subject to failures or disruptions as a result of natural disasters, power or telecommunications disruptions, acts of terrorism or war, physical or electronic security breaches, or similar events or disruptions. A material disruption to infrastructure could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company’s business, financial condition and results of operations.

Information Systems Could Experience an Interruption or Failure
The Company relies heavily on internal information systems to conduct its business.  These systems must be continually reviewed, managed and upgraded on a recurring basis. The occurrence of any failures or interruptions of the Company’s information systems, access points (or those of third-party service providers) or in commonly used operating systems could disrupt the Company’s ability to conduct business and process transactions for an indeterminable length of time.  Any breakdown in these information systems or the Company's inability to identify, respond and correct such breakdown, could result in an interruption in the ability to conduct transactions, a loss of customer business, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s information security and technology practices and the Company’s Disaster Recovery and Business Continuity Plan.

Technology Systems Could Experience a Breach in Security or Cyber-Attack
The use of networked operating systems exposes the Company to the increased sophistication and activity of cyber-criminals engaged in theft of Personally Identifiable Financial Information, strategic business information and disruption of service attacks and social engineering schemes. The Company's independent third-party service providers may also have access to customers’ personal information and therefore also expose the Company to cyber-security risk. Additionally, vendors and customers’ home, business or mobile information systems are at risk of fraudulent corporate account takeovers which the Company may not be able to detect.  There is no guarantee the Company's counter-actions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

Any breach in the security of these networked information systems or the Company's inability to detect, respond and correct such infiltration, could expose customers’ personal information to unauthorized parties, increase the risk of fraud of customer identity theft, subject the Company to increased operational cost to detect and rectify, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s information security and technology practices and the Company’s Disaster Recovery and Business Continuity Plan.

The Company May Experience a Prolonged Interruption in its Ability to Conduct Business
The Company relies heavily on its personnel and facilities to conduct its business.  A material loss of people or core operating facilities, for any number of reasons, such as natural disasters, infectious disease outbreak, power or telecommunications disruptions, acts of terrorism or war, or similar events or disruptions could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the Company's reputation, any of which may have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s Disaster Recovery and Business Continuity Plan.

The Company Relies on Third-Party Service Providers
The Company relies on independent firms to provide critical services necessary to conducting its business.  These services include, but are not limited to: electronic funds delivery networks; check clearing houses; electronic banking services; investment advisory, management and custodial services; correspondent banking services; information security assessments and technology support services; and loan underwriting and review services.  The occurrence of any failures or interruptions of the independent firms’ systems or in their delivery of services, or failure to perform in accordance with contracted service level agreements, for any number of reasons could also impact the Company's ability to conduct business and process transactions and result in loss of customer business and damage to the Company's reputation, any of which may have a material adverse effect on the Company’s business, financial condition and results of operation.

The Company May Not be Able to Attract, Retain or Develop Key Personnel
The Company’s success depends, in large part, on its ability to attract, retain and develop key personnel.  Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire or retain the key personnel that it depends upon for success.  The unexpected loss of key personnel or the inability to identify and develop individuals for planned succession to key senior positions within management, or on the board of directors, could have a material adverse impact on the Company’s business because of the loss of their skills, knowledge of the Company’s market, years of industry or business experience and the difficulty of promptly finding qualified replacements.

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

Growth Strategies Involving Acquisitions Could Adversely Affect the Company’s Profitability
The Company's primary growth strategy is organic growth and strategic expansion within existing and into neighboring geographic markets. However, in the future the Company could explore growth opportunities through acquisition of other banks, financial services companies or lines of business. These activities would involve a number of risks, including, but not limited to: the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a targeted institution; the time and costs of evaluating potential acquisition targets, new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion; the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on the Company's results of operations; and the risk of loss of key employees and customers.

Any future acquisition could adversely affect the Company’s profitability based on management’s ability to successfully complete the acquisition and integration of the acquired business.

Damage to the Company’s Reputation Could Affect the Company’s Profitability and Stockholders Value
The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service providers, and others, with whom the Company conducts business or potential future business.  Any negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company’s current or potential business practices or activities, regulatory compliance, an inability to meet obligations, employees, management or directors’ ethical standards or actions, or about the banking industry in general, could harm the Company’s reputation.  Any damage to the Company’s reputation could affect its ability to retain and develop the business relationships necessary to conduct business which in turn could negatively impact the Company’s business, financial condition, results of operations and the market price of the Company’s common stock.

The Company is Exposed to Legal Claims and Litigation
The Company is subject to legal challenges under a variety of circumstances in the course of its normal business practices in regards to laws and regulations, duties, use of technology and patents, operational practices and those of contracted third-party service providers and vendors, and stockholder matters. Regardless of the scope or the merits of any claims by potential or actual litigants, the Company may have to engage in litigation that could be expensive, time-consuming, disruptive to the Company's operations, and distracting to management. Whether claims or legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, damage the Company’s reputation, subject the Company to additional regulatory scrutiny and restrictions, and/or adversely affect the market perception of our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's financial condition and results of operations.

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

Stockholder Dilution Could Occur if Additional Stock is Issued in the Future
If the Company’s Board of Directors should determine in the future that there is a need to obtain additional capital through the issuance of additional shares of the Company’s common stock or securities convertible into shares of common stock, such issuances could result in dilution to existing stockholders’ ownership interest. Similarly, if the Board of Directors decides to grant additional stock awards or options for the purchase of shares of common stock, the issuance of such additional stock awards and/or the issuance of additional shares upon the exercise of such options would expose stockholders to dilution.

Changes in Accounting Standards Could Materially Impact the Company's Financial Condition and Results of Operations From time to time, the Financial Accounting Standards Board changes the accounting and reporting standards that govern the recording of financial transactions and preparation of financial statements. Future changes may be difficult to implement and may materially impact how the Company records and reports its financial transactions, financial condition, and results of operations and could impact the Company's business activities and strategy.

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

The Company’s Articles Of Organization, By-Laws and Shareholders Rights Plan as Well as Certain Banking and Corporate Laws Could Have an Anti-Takeover Effect
Although management believes that certain anti-takeover strategies are in the Company's best interest, provisions of the Company’s articles of organization and by-laws, its shareholders rights plan and certain federal and state banking laws and state corporate laws, including regulatory approval requirements for any acquisition of control of the Company, could make it more difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders.  The combination of these provisions effectively inhibits a non-negotiated merger or other business combination involving an acquisition of the Company, which, in turn, could adversely affect the market price of the Company’s common stock.

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company’s directors and executive officers, as a group, beneficially own approximately 26% of the Company’s outstanding common stock as of December 31, 2014. Management views this ownership commitment by insiders as an integral component of maintaining the Company’s locally managed connection to the communities we serve.  However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to stockholders for approval, including the election of directors.

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

The Company's main office and operational support and lending offices are located in Lowell, Massachusetts. The main Lowell campus consists of four buildings, two of which are owned and two of which are leased, with ample onsite customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2014, the Company had 22 full-service branch banking offices serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Of these branches, 14 are leased and 8 are owned. The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

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

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject, other than ordinary routine litigation incidental to the business of the Company. Management does not believe resolution of any present litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2014
4th Quarter	821,424	$26.12	$18.14
3rd Quarter	610,680	21.80	18.42
2nd Quarter	765,368	21.20	18.00
1st Quarter	801,265	22.40	18.25

2013
4th Quarter	906,732	$21.90	$17.62
3rd Quarter	1,094,330	22.59	17.41
2nd Quarter	627,395	18.68	15.60
1st Quarter	434,014	17.63	15.75

As of March 6, 2015, there were 984 registered stockholders of the Company’s common stock and 10,255,679 shares of the Company’s common stock outstanding.

Dividends

In 2014, quarterly dividends of $0.12 per share were paid to the Company's stockholders in March, June, September and December amounting to $4.9 million in total dividends.  Total 2014 dividends of $0.48 per share represented an increase of 4.3% compared to total dividends of $0.46 paid to the Company's stockholders on a quarterly basis in 2013.

The Company previously maintained a dividend reinvestment plan (the “DRP”).  In July 2014, the DRP was terminated and the Company adopted a new dividend reinvestment plan and direct stock purchase plan (the "DRSPP"). The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. In 2014, shareholders utilized these plans to invest $1.3 million, and purchased 63,503 shares of the Company’s common stock. The majority of the proceeds received from the purchase of such shares were from the dividend reinvestment portion of the plan.

On January 20, 2015, the Company announced a quarterly dividend of $0.125 per share, paid on March 2, 2015 to stockholders of record as of February 9, 2015. On an annualized basis, this quarterly dividend represents a 4.2% increase over the 2014 quarterly dividend rate.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the Company’s 2003 Stock Incentive Plan, as amended, and 2009 Stock Incentive Plan, as amended, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The 2003 Plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	319,884	$14.92	302,893

Equity compensation plans not approved by security holders	—	—	—

TOTAL	319,884	$14.92	302,893

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2014 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Enterprise Bancorp, Inc.	$100.00	$128.67	$139.04	$164.96	$216.96	$265.09
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
SNL Bank $1B - $5B Index	100.00	113.35	103.38	127.47	185.36	193.81

Sales of Unregistered Securities and Repurchases of Shares

The Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2014.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a) (3)) repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal year ended December 31, 2014.

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
EARNINGS DATA
Net interest income	$71,230	$65,791	$61,910	$58,326	$54,971
Provision for loan losses	1,395	3,279	2,750	5,197	5,137
Net interest income after provision for loan losses	69,835	62,512	59,160	53,129	49,834
Non-interest income	12,813	12,553	11,939	11,151	10,594
Net gains on sales of investment securities	1,619	1,239	236	791	875
Non-interest expense	62,031	55,824	52,612	48,966	45,589
Income before income taxes	22,236	20,480	18,723	16,105	15,714
Provision for income taxes	7,585	6,951	6,348	5,161	5,074
Net income	$14,651	$13,529	$12,375	$10,944	$10,640

COMMON SHARE DATA
Basic earnings per share	$1.45	$1.37	$1.29	$1.16	$1.15
Diluted earnings per share	1.44	1.36	1.28	1.16	1.15
Book value per share at year end	16.35	15.14	14.42	13.45	12.56
Dividends paid per share	$0.48	$0.46	$0.44	$0.42	$0.40
Basic weighted average shares outstanding	10,118,762	9,862,678	9,586,783	9,401,714	9,216,524
Diluted weighted average shares outstanding	10,209,243	9,950,609	9,660,676	9,445,725	9,221,257

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$2,022,228	$1,849,925	$1,665,726	$1,489,163	$1,397,321
Loans serviced for others	64,122	72,711	75,854	67,367	63,807
Investment assets under management	674,604	667,330	592,355	505,163	493,078
Total assets under management	$2,760,954	$2,589,966	$2,333,935	$2,061,693	$1,954,206

Total loans	$1,672,604	$1,524,056	$1,359,655	$1,245,428	$1,136,938
Allowance for loan losses	27,121	26,967	24,254	23,160	19,415
Investment securities	245,065	215,369	184,464	140,405	142,060
Interest-earning deposits and fed funds	10,102	12,371	14,728	8,900	28,711
Deposits	1,768,546	1,635,992	1,475,027	1,333,158	1,244,071
Borrowed funds	58,900	36,534	26,540	4,494	15,541
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	166,950	151,334	139,549	127,448	116,673

RATIOS
Return on average total assets	0.76%	0.78%	0.78%	0.75%	0.78%
Return on average stockholders’ equity	9.20%	9.32%	9.27%	8.98%	9.42%
Allowance for loan losses to total loans	1.62%	1.77%	1.78%	1.86%	1.71%
Stockholders’ equity to total assets	8.26%	8.18%	8.38%	8.56%	8.35%
Dividend payout ratio	33.10%	33.58%	34.11%	36.21%	34.78%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data" and the other financial and statistical information contained in this report.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation the Dodd-Frank Act, the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; (xii) changes to the regulatory capital requirements mandated under rulemaking pursuant to Basel III; and (xiii) some or all of the risks and uncertainties described above in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements. Any forward-looking statements contained in this Form 10-K are made as of the date hereof, and we undertake no duty, and specifically disclaim any duty, to update or revise any such statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Executive Summary

The Company continued to focus on organic growth while management remained committed to planning for our future by investing in our branch network, technology, progressive product capabilities and, most importantly, in our Enterprise team, our customers and our communities. Management believes that the Company's growth and operating results for 2014 continued to be driven by the collective efforts and contributions of our dedicated Enterprise team through active community involvement, relationship building and a customer-focused mindset, market expansion, and our progressive product and service offerings.

At December 31, 2014, total assets exceeded $2.0 billion and increased $172.3 million, or 9%, since December 31, 2013. In 2014, total loans increased by $148.5 million, or 10%, deposits, excluding brokered deposits, increased by $98.9 million, or 6%, and average deposits, excluding brokered deposits, increased $124 million, or 8%, compared to December 31, 2013.

Net income for the year ended December 31, 2014 was $14.7 million, an increase of $1.1 million, or 8%, compared to the year ended December 31, 2013. Diluted earnings per share were $1.44 for the year ended December 31, 2014, an increase of 6% compared to the year ended December 31, 2013.

The Company's 2014 growth contributed to increases in net interest income, non-interest income and non-interest expenses as compared to 2013. Net income also benefited from an increase in net gains on sales of investment securities and a lower loan loss provision, as compared to the year ended December 31, 2013.

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

Net interest income for the year ended December 31, 2014 amounted to $71.2 million, an increase of $5.4 million, or 8%, compared to the year ended December 31, 2013. This increase in net interest income was due primarily to loan growth, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $145.7 million for the year ended December 31, 2014, compared to the 2013 year-to-date average. Margin was 4.02% for the year ended December 31, 2014, compared to 4.07% for the year ended December 31, 2013. Margin was 4.01% for the quarter ended December 31, 2014, which is relatively consistent with the quarterly margin of 4.02% at September 30, 2014 and down slightly from 4.04% at December 31, 2013.
The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

For the years ended December 31, 2014 and 2013, the provision for loan losses amounted to $1.4 million and $3.3 million, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the level of net charge-offs, the estimated specific reserves needed for impaired loans, and the estimated impact of current economic conditions on credit quality. Loan growth for the year ended December 31, 2014 was $148.5 million, compared to $164.4 million during the year ended December 31, 2013. Total non-performing loans as a percentage of total loans declined to 1.02% at December 31, 2014, compared to 1.20% at December 31, 2013. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.2 million at December 31, 2014, compared to $4.4 million at December 31, 2013. For the years ended December 31, 2014 and December 31, 2013, the Company recorded net charge-offs of $1.2 million and $566 thousand, respectively. The majority of the current charge-offs were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values. This reduction in specific reserves, a lower level of loan growth in the current year, and improving credit characteristics of the portfolio contributed to the decline in the 2014 provision for loan losses and the overall allowance to total loan ratio at December 31, 2014, compared to the prior year. The allowance for loan losses to total loans ratio was 1.62% at December 31, 2014 and 1.77% at December 31, 2013.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Credit Risk," "Asset Quality," and "Allowance for Loan Losses."
Non-interest income for the year ended December 31, 2014 amounted to $14.4 million, an increase of $640 thousand, or 5%, compared to the year ended December 31, 2013. The increase in non-interest income for the year resulted primarily from increases in net gains on sales of investment securities, investment advisory fee income, deposit and interchange fee income and miscellaneous other income, partially offset by lower levels of gains on loan sales in the current year. In the prior year, other income also included gains of $121 thousand on other real estate owned ("OREO") sales.

For the year ended December 31, 2014, non-interest expense amounted to $62.0 million, an increase of $6.2 million, or 11%, over the prior year. Increased expenses over the prior year related to salaries and benefits, occupancy, technology, advertising and public relations, and miscellaneous other expenses were due primarily to the Company's strategic growth initiatives. Salaries and benefits expenses also included a net cost of approximately $214 thousand compared to a net benefit of $337 thousand during the same quarter in 2013, due primarily to the effect of changing interest rates on certain accrued benefit plans.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks to provide additional funding sources and to aid in the Company's asset liability management and interest rate risk positioning. Additionally, funding for the Company may be generated through the issuance of debt securities or equity transactions, including the dividend reinvestment and direct stock purchase plan, exercise of stock options, and occasionally the sale of new shares of the Company's common stock. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $245.1 million at December 31, 2014, and comprised 12% of total assets at both December 31, 2014 and December 31, 2013. Since December 31, 2013, investments increased $29.7 million, or 14%.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, with a focus on high-quality commercial loans.  Total loans increased $148.5 million, or 10%, since December 31, 2013 and amounted to $1.67 billion, or 83% of total assets at December 31, 2014, which is relatively consistent with December 31, 2013. Total commercial loans amounted to $1.43 billion, or 86% of gross loans at December 31, 2014, which was in line with the composition at December 31, 2013.

Management’s preferred strategy for funding asset growth is to grow low-cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through "higher cost" deposits (comprised of money market accounts, commercial tiered rate or “investment savings” accounts and term certificates of deposit) and wholesale funding (brokered deposits and borrowed funds).

At December 31, 2014, total deposits, excluding brokered deposits, amounted to $1.68 billion, representing, an increase of $98.9 million, or 6%, over December 31, 2013 balances. This increase was due primarily to increases in checking account balances of $64.8 million, or 10%, and money market account balances of $55.9 million, or 10%, partially offset by a decrease of $21.5 million, or 11%, in CD balances.

Wholesale funding amounted to $144.1 million at December 31, 2014, compared to $88.1 million at December 31, 2013. Wholesale funding included FHLB advances of $58.9 million and $36.5 million at December 31, 2014 and December 31, 2013, respectively, and brokered deposits of $85.2 million and $51.6 million at December 31, 2014 and December 31, 2013, respectively. Wholesale funding balances have increased since the prior year end as loan growth has outpaced deposits growth and the Company has utilized longer-term brokered CDs as an alternative strategic funding source.

Opportunities and Risks

The Company’s ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company’s continued success in differentiating itself in the market place and its ability to strengthen its competitive position.
Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. National and larger regional banks have a local presence in the Company’s market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, and non-bank payment and funding channels.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines, and the cost of compliance with new government regulations are all expected to have an impact on the regional competitive market. Along with the recent low interest rate environment, the Company faces increasing competition within its marketplace on the pricing of loans. This will be an ongoing competitive challenge, however the Company is committed to maintaining asset quality and focuses its sales efforts on building relationships rather than chasing individual transactions or easing loan terms. In addition, advances in, and the increased use of technology, such as internet and mobile banking, non-bank payment channels, electronic transaction processing and cyber-security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with an in-depth understanding of our markets, committed to open and honest communication with clients and dedicated to active community service. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and by taking an active role in support of the communities we serve. Management believes the Company's community service culture positions the Company to be a leading provider of banking, investment advisory and wealth management, trust and insurance services in its growing market area. The Company's banking professionals are committed to upholding the Company’s core values, including significant and active community involvement, which has led to a strong referral network with local business and community leaders.

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, ancillary services and state-of-the-art delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. Branch expansion is aimed at achieving not only deposit market share growth, but also contributes to loan originations and generates referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

The Company's investment services, including advisory, customized investment management, trust and brokerage services, provide for additional income diversification. The Company's investment advisory and services channels derive their revenues primarily from investment management fees based on assets under management and not product commissions. A decline in the aggregate balance of the assets under management could decrease investment advisory fee income. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including competition from investment management companies and alternative investment options, fluctuations in financial markets and various economic conditions, among others. The Company's investment services are distinguished from the competition by a client-centric open architecture approach in which clients work with a dedicated portfolio manager to hand-select funds with styles that match the client's investment goals. The Company's investment advisory team consists of licensed professionals adept in a number of financial and investment disciplines dedicated to providing personalized investment service to each client. The Company's goal is to design and maintain portfolios that provide the income, growth potential, and risk tolerances that match the clients' comfort levels and exceeds their financial expectations.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, ongoing improvements and renovations of existing facilities and the ongoing development of recent branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Any prolonged deterioration of the general economic environment could weaken the local New England economy and have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, and other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a downturn in the economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 7 under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses.”

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any sustained volatility in the financial markets or in credit markets, or fundamental deterioration in credit quality of the individual security, fund or issuer, which could possibly result in the recognition of additional OTTI charges in the future.

In addition, a sustained low interest rate environment could negatively impact the Company's net interest income and results of operation. Interest rate risk is reviewed in more detail under the heading Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 7 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2014, and the recently adopted changes to the regulatory capital framework, see the sections within Item 1, "Business," entitled “Capital Resources” and "Capital Requirements" and "New Capital Requirements under Basel III" within "Supervision and Regulation" and note 9, "Stockholders' Equity" to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data." At December 31, 2014, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

In addition, any further changes in government regulation or oversight, including, but not limited to the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act, new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, and rules under Basel III, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, potentially influence the Company's business decisions, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry as a whole.

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of information or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training and awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management and disaster recovery and business continuity planning. The Banking Technology Steering Committee of the

Board of Directors oversees the information security program, monitors the results of third-party testing and risk assessments, and responses to breaches of customer data, among other technology and business continuity related functions.

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

The Company has implemented layered security approaches for all delivery channels to mitigate rising cyber-security risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company’s information systems.
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

The Company’s Disaster Recovery and Business Continuity Program consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company’s operations for an extended period, due to circumstances such as: loss of personnel; loss of information and/or loss of access to information under various scenarios, including unintentional, malicious or criminal intentions; and loss of access to, or the physical destruction or damage of, facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary data center location provides the Company back-up network processing capabilities and flexibility to relocate key operation personal if needed.

The Company has developed an Incident Response Policy and Procedures in order to guide the actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involves a computer system or a computer network such as a Denial of Service attack, Corporate Account Takeover scheme, or an event that has potentially compromised customer's non-public personal information. Additionally, an event that disrupts one of the Bank’s service channels, whether as a result of a security incident or not, is also considered an incident requiring a response under this program. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely restoration of normal operating conditions for computers, services and information.

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

Critical Accounting Estimates

The Company’s significant accounting policies are described in note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data".  In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates include the areas described further below.

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.

The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans that rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio.

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

Management’s assessment of the adequacy of the allowance for loan losses is contained under the headings “Credit Risk," "Asset Quality,” and “Allowance for Loan Losses,” contained in the “Financial Condition” section of this Item 7.

Impairment Review of Investment Securities

There are inherent risks associated with the Company’s investment activities that could adversely impact the fair market value and the ultimate collectability of the Company’s investments. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired. The determination of OTTI involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management’s assessment, depending on the type of security, includes: reviewing market pricing: evaluating the level and duration of the loss on individual securities; ongoing credit quality evaluations; determining if any individual security or mutual or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed to have OTTI, the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  OTTI on equity securities is recognized through a charge to earnings. OTTI on fixed income securities is assessed in order to determine the impairment attributed to the underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in fair value.

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2014 that were deemed other than temporarily impaired.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2014.

If the Company's qualitative assessment concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.

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

Financial Condition

Total assets increased $172.3 million, or 9%, over the prior year, amounting to $2.02 billion at December 31, 2014. The balance sheet composition and changes compared to the prior year are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit, money market, and money market mutual fund accounts) and overnight and term fed funds sold to money center banks. At December 31, 2014, cash and cash equivalents amounted to 2% of total assets, which is relatively consistent with December 31, 2013. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

As of December 31, 2014, the fair value of the investment portfolio increased $29.7 million, or 14%, compared to December 31, 2013, and was primarily within the municipal securities and federal agency mortgage backed securities portfolios. At December 31, 2014 and 2013, all investments were classified as available for sale and were carried at fair market value.

The investment portfolio represented 12% of total assets at both December 31, 2014 and December 31, 2013.  Fixed income investments comprised the majority of the fair value of the portfolio and represented 94% of total investments at both December 31, 2014 and December 31, 2013, respectively.

The following table summarizes investments at the dates indicated:

	December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$59,812	24.4%	$55,543	25.8%	$65,685	35.6%
Federal agency mortgage backed securities (MBS)(1)	88,802	36.2%	79,650	37.0%	49,674	26.9%
Municipal securities	74,204	30.3%	61,954	28.8%	56,523	30.7%
Corporate bonds	7,972	3.3%	5,054	2.3%	1,914	1.0%
Total fixed income securities	230,790	94.2%	202,201	93.9%	173,796	94.2%

Equity investments	14,275	5.8%	13,168	6.1%	10,668	5.8%
Total available for sale investments at fair value	$245,065	100.0%	$215,369	100.0%	$184,464	100.0%
 ________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs). All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

\

Included in the federal agency MBS category were collateralized mortgage obligations (“CMO’s”) totaling $13.3 million, $17.4 million and $23.6 million, at December 31, 2014, 2013 and 2012, respectively.

During 2014, total principal paydowns, calls and maturities on fixed income securities totaled $40.5 million, an increase of $12.6 million over the same period in the prior year, primarily as a result of investments that were called due to the current interest rate environment.  In addition, during 2014, the Company recognized net gains amounting to $1.6 million, on the sales of investments with an amortized cost of $23.8 million. Net gains resulted primarily from our equity portfolio during 2014 including one of the positions held in the Company's equity portfolio that was acquired resulting in a gain of $549 thousand. These portfolio cash inflows along with other funds were utilized to purchase $92.6 million of investments during 2014.

As of December 31, 2014, the net unrealized gains in the investment portfolio were $5.8 million compared to $3.2 million at December 31, 2013.  The Company attributes the increase in net unrealized gains in the current period primarily to the impact of decreases in current market yields on the Company's fixed income securities. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed have OTTI, the Company is required to write-down the fair value of the investment. See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” above in this Item 7 for additional information regarding the accounting for OTTI.

See also Note 2, "Investments” and Note 14, "Fair Value Measurements" to the consolidated financial statements in Item 8 below, for further information regarding the Company’s investment portfolio, including unrealized gains and losses, other than temporary impairment review and investments pledged as collateral, as well as the Company's fair value measures for available-for sale investments.

The contractual maturity distribution as of December 31, 2014, of the fixed income securities above, with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$—	—%	$42,759	1.41%	$16,759	2.13%	$—	—%
MBS	—	—%	2,166	2.49%	5,391	2.97%	80,746	2.16%
Municipal securities	5,249	3.46%	24,222	3.39%	28,290	4.07%	14,352	4.53%
Corporate bonds	—	—%	4,871	1.64%	3,066	2.99%	—	—%
Total fixed income securities	$5,249	3.46%	$74,018	2.10%	$53,506	3.29%	$95,098	2.51%

At fair value:
Total fixed income securities	$5,290		$74,938		$54,703		$95,859

Scheduled contractual maturities may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds with fair values of $38.9 million which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  At December 31, 2014, the Company’s investment in FHLB capital stock amounted to $3.4 million.

See Note 1, “Summary of Significant Accounting Policies,” Item (d) "Restricted Investments" to the Company’s Consolidated Financial Statements, contained in Item 8 for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans increased $148.5 million, or 10%, and amounted to 83% of total assets at both December 31, 2014 and December 31, 2013.  The Company primarily attributes the increase to new loan generated by its seasoned lending team, its sales and service culture and geographic market expansion.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at December 31, 2014, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total
Commercial real estate	$862,747	51.6%	$820,299	53.8%	$710,265	52.2%	$650,697	52.2%	$595,075	52.3%
Commercial & industrial	402,994	24.1%	357,056	23.4%	328,579	24.1%	310,706	24.9%	274,829	24.1%
Commercial construction	168,044	10.0%	132,507	8.6%	121,367	8.9%	117,398	9.4%	111,681	9.8%
Total Commercial	1,433,785	85.7%	1,309,862	85.8%	1,160,211	85.2%	1,078,801	86.5%	981,585	86.2%
Residential mortgages	149,959	8.9%	132,721	8.7%	120,278	8.8%	86,311	6.9%	82,395	7.2%
Home equity loans and lines of credit	80,018	4.8%	74,354	4.9%	75,648	5.6%	77,135	6.2%	70,147	6.2%
Consumer	10,708	0.6%	8,643	0.6%	4,911	0.4%	4,570	0.4%	4,228	0.4%
Total retail loans	240,685	14.3%	215,718	14.2%	200,837	14.8%	168,016	13.5%	156,770	13.8%

Gross loans	1,674,470	100.0%	1,525,580	100.0%	1,361,048	100.0%	1,246,817	100.0%	1,138,355	100.0%
Deferred fees, net	(1,866)		(1,524)		(1,393)		(1,389)		(1,417)
Total loans	1,672,604		1,524,056		1,359,655		1,245,428		1,136,938
Allowance for loan losses	(27,121)		(26,967)		(24,254)		(23,160)		(19,415)
Net loans	$1,645,483		$1,497,089		$1,335,401		$1,222,268		$1,117,523

During 2014, commercial real estate loans increased $42.4 million, or 5%.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties.

Commercial and industrial loans increased by $45.9 million, or 13%, since December 31, 2013.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs and loans under various programs and agencies.

Commercial construction loans increased by $35.5 million, or 27%, compared to December 31, 2013.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages (including residential construction loans), home equity mortgages and consumer loans combined, increased by $25.0 million, or 12%, since December 31, 2013, due primarily to increases in residential mortgage loan production held in portfolio. In 2012, the Company purchased $26.4 million of residential mortgage loans with a current balance amounting to $8.0 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region.

At December 31, 2014, commercial loan balances participated out to various banks amounted to $44.8 million, compared to $52.1 million at December 31, 2013.  These balances participated out to other institutions are not carried as assets on the Company’s consolidated financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $65.3 million and $34.5 million at December 31, 2014 and 2013, respectively.  The increase since the prior year was due to several participation opportunities for larger commercial relationships with a variety of lead banks and having a weighted average participation ratio of approximately 50%. In each case, the participating bank funds a percentage of the loan commitment and assumes the related risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank.

Refer to Note 3 "Loans," to the Consolidated Financial Statements, contained in Item 8, for information on related party loans, loans serviced for others, and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2014. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less	$47,900	$198,189	$76,186
After one year through five years	149,196	99,366	46,879
Beyond five years	665,651	105,439	44,979
	$862,747	$402,994	$168,044

Interest rate terms on amounts due after one year:
Fixed	$30,767	$78,158	$1,001
Adjustable	$784,080	$126,647	$90,857
__________________________

(1)
Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments and demand features.

Credit Risk

The Company seeks to manage its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long-term financing on existing, owner-occupied residential real estate.  While the Company endeavors to minimize this risk through sound underwriting practices and the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of loans, individual review of problem assets, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators.

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

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms that would otherwise not be considered as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  TDR loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

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

Asset Quality

At December 31, 2014, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $28.4 million, compared to $27.9 million at December 31, 2013. Total adversely classified loans amounted to 1.70% of total loans at December 31, 2014, as compared to 1.83% at December 2013. The decrease in the adversely classified loans to total loan ratio was due primarily to growth in the general loan portfolio. Adversely classified balances increased slightly at December 31, 2014, as compared to December 2013, with a decline in substandard commercial real estate, offset by additional credit downgrades within the commercial and industrial portfolio during the period.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $11.5 million at December 31, 2014 and $10.2 million December 31, 2013.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $16.9 million and $17.8 million at December 31, 2014 and December 31, 2013, respectively.  Non-accrual loans that were not adversely classified amounted to $211 thousand and $577 thousand at December 31, 2014 and December 31, 2013, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial real estate	$9,714	$10,561	$12,608	$14,060	$8,065
Commercial and industrial	5,950	5,743	6,993	9,696	7,573
Commercial construction	447	1,118	743	727	2,890
Residential	763	633	862	850	1,395
Home equity	245	281	390	536	407
Consumer	16	7	—	6	10
Total Non-accrual loans	17,135	18,343	21,596	25,875	20,340
Overdrafts > 90 days past due	1	3	5	1	1
Total non-performing loans	17,136	18,346	21,601	25,876	20,341
Other real estate owned	861	114	500	1,445	825
Total non-performing assets	$17,997	$18,460	$22,101	$27,321	$21,166

Total Loans	$1,672,604	$1,524,056	$1,359,655	$1,245,428	$1,136,938
Accruing TDR loans not included above	$11,943	$11,438	$16,039	$12,442	$30,225
Delinquent loans 60-89 days past due	$1,707	$2,638	$1,184	$3,026	$2,324
Non-performing loans to total loans	1.02%	1.20%	1.59%	2.08%	1.79%
Non-performing assets to total assets	0.89%	1.00%	1.33%	1.83%	1.51%
Loans 60-89 days past due to total loans	0.10%	0.17%	0.09%	0.24%	0.20%
Adversely Classified loans to total loans	1.70%	1.83%	2.53%	3.03%	2.22%

The $1.2 million net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to net decreases within the commercial real estate ($847 thousand) and the commercial and industrial ($207 thousand) portfolios. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2013 are discussed further below.

Total impaired loans amounted to $29.3 million and $29.8 million at December 31, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $12.5 million and $11.9 million at December 31, 2014 and December 31, 2013, respectively, while non-accrual impaired loans amounted to $16.7 million and $17.9 million as of December 31, 2014 and December 31, 2013, respectively.

In management’s opinion, the majority of impaired loan balances at December 31, 2014 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2014, impaired loans totaling $21.9 million required no specific reserves and impaired loans totaling $7.4 million required specific reserve allocations of $2.2 million.  At December 31, 2013, impaired loans totaling $18.8 million required no specific reserves and impaired loans totaling $11.0 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of December 31, 2014 and December 31, 2013, were $19.5 million and $20.9 million, respectively. TDR loans included in non-performing loans amounted to $7.5 million and $9.5 million at December 31, 2014 and December 31, 2013, respectively. TDR loans on accrual status amounted to $11.9 million and $11.4 million at December 31, 2014 and December 31, 2013, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to seek the best mutual outcome given the current economic environment.

The carrying value of OREO at December 31, 2014 was $861 thousand and consisted of 3 properties compared to $114 thousand comprised of 1 property at December 31, 2013. During 2014, 2 properties were added to OREO; there were no sales or subsequent write-downs on OREO during 2014. There were $121 thousand in gains on OREO sales and a subsequent write down of $23 thousand in 2013.

Management believes that the loan portfolio continued to experience a level of modest credit stabilization during the 2014 period. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

Allowance for Loan Losses

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses.  The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to regulatory "problem-asset" segments by classified credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience, qualitative factors such as those identified above, as well as regulatory guidance and industry data.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

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

The allowance for loan losses to total loans ratio was 1.62% at December 31, 2014 compared to 1.77% at December 31, 2013.  The decline in the overall allowance to total loan ratio at December 31, 2014 primarily resulted from the increase in the outstanding loan balances and a reduction in specific reserves. Specific reserves declined due to current charge-offs, the majority of which were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values, partially offset by additional reserves for newly impaired loans during the period. Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company believes that its allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2014.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$26,967	$24,254	$23,160	$19,415	$18,218

Provision charged to operations	1,395	3,279	2,750	5,197	5,137

Recoveries on charged-off loans:
Commercial real estate	21	96	29	124	2
Commercial and industrial	616	80	461	148	49
Commercial construction	66	78	2	4	5
Residential mortgage	—	128	10	6	—
Home equity	1	21	2	—	—
Consumer	31	12	15	12	21
Total recoveries	$735	$415	$519	$294	$77

Charged-off loans:
Commercial real estate	345	206	276	603	1,015
Commercial and industrial	1,363	670	1,388	1,075	1,662
Commercial construction	134	—	156	—	1,245
Residential mortgage	46	36	185	3	25
Home equity	27	44	140	—	—
Consumer	61	25	30	65	70
Total charged-off	$1,976	$981	$2,175	$1,746	$4,017

Net loans charged-off	$1,241	$566	$1,656	$1,452	$3,940

Balance at December 31	$27,121	$26,967	$24,254	$23,160	$19,415

Average loans outstanding	$1,586,062	$1,438,556	$1,281,994	$1,186,674	$1,106,597
Net loans charged-off to average loans	0.08%	0.04%	0.13%	0.12%	0.36%

Total loans	$1,672,604	$1,524,056	$1,359,655	$1,245,428	$1,136,938
Allowance to total loans	1.62%	1.77%	1.78%	1.86%	1.71%

Recoveries to charge-offs	37.20%	42.30%	23.86%	16.84%	1.92%
Net loans charged-off to allowance	4.58%	2.10%	6.83%	6.27%	20.29%

The following table sets forth the allocation of the Company’s allowance for loan losses among the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$12,664	51.6%	$13,174	53.8%	$11,793	52.2%	$10,855	52.2%	$9,769	52.3%
Comm’l industrial	9,245	24.1%	8,365	23.4%	7,297	24.1%	7,568	24.9%	5,489	24.1%
Comm’l constr.	3,384	10.0%	3,493	8.6%	3,456	8.9%	3,013	9.4%	2,609	9.8%
Resid: mortg, cnstr and HELOC’s	1,597	13.7%	1,710	13.6%	1,582	14.4%	1,610	13.1%	1,435	13.4%
Consumer	231	0.6%	225	0.6%	126	0.4%	114	0.4%	113	0.4%
Total	$27,121	100.0%	$26,967	100.0%	$24,254	100.0%	$23,160	100.0%	$19,415	100.0%

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

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $16.3 million and $15.9 million at December 31, 2014 and 2013, respectively.

Further information regarding the Company’s BOLI can be found in Item (j) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in Note 10, “Employee Benefit Plans,” under the heading “Supplemental Life Insurance” both of which are located in the notes to the Company's consolidated financial statements in Item 8 below.

Deposits

Total deposits increased $132.6 million, or 8%, as of December 31, 2014 compared to December 31, 2013. As of December 31, 2014, deposits, excluding brokered deposits, increased $98.9 million, or 6%, since December 31, 2013. Total deposits as a percentage of total assets were 87% at December 31, 2014 and 88% at December 31, 2013.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$470,025	26.6%	$435,465	26.6%	$386,643	26.2%
Interest bearing checking	253,126	14.3%	222,837	13.6%	210,564	14.3%
Total checking	723,151	40.9%	658,302	40.2%	597,207	40.5%

Savings	149,940	8.5%	150,215	9.2%	154,680	10.5%
Money Markets	631,676	35.7%	575,825	35.2%	491,942	33.3%
Total savings/money markets	781,616	44.2%	726,040	44.4%	646,622	43.8%

Certificates of deposit	178,594	10.1%	200,083	12.2%	228,166	15.5%
Total non-brokered deposits (1)	1,683,361	95.2%	1,584,425	96.8%	1,471,995	99.8%

Brokered deposits	85,185	4.8%	51,567	3.2%	3,032	0.2%

Total deposits	$1,768,546	100.0%	$1,635,992	100.0%	$1,475,027	100.0%

(1) Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

Checking deposits, a strong source of low-cost funding for the Company, increased $64.8 million, or 10%, through December 31, 2014 compared to December 31, 2013. During the same period, savings and money market accounts increased by $55.6 million, or 8% at December 31, 2014 compared to December 31, 2013, primarily in money market accounts. The increases in non-brokered deposits were attributed to sales and marketing efforts, market expansion and general inflows of funds into the deposit marketplace.

Year-end balances of CD decreased by $21.5 million, or 11%, as the rates on term products continued to decline in relation to other deposit product alternatives.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks. Brokered deposits were comprised solely of CDs at December 31, 2014 and December 31, 2013. Brokered CDs increased $33.6 million, or 65%, during the year ended December 31, 2014. Brokered CDs outstanding at December 31, 2014 had a weighted average remaining life of approximately 2.5 years.

Wholesale funding balances have increased since the prior year end as loan growth has outpaced deposits growth and the Company has utilized longer-term brokered CDs as an alternative strategic funding source.

At December 31, 2014, the majority of the combined CD balances (brokered and non-brokered) were scheduled to mature within one year, with approximately 28% due to mature within three months and 35% due within twelve months, with the remaining balances scheduled to mature in 2016 through 2020.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest demand	$456,865	—%	26.5%	$410,016	—%	26.4%	$353,558	—%	24.9%

Interest checking	222,120	0.05%	12.9%	193,362	0.06%	12.5%	169,178	0.07%	11.9%
Savings	153,633	0.13%	8.9%	168,922	0.16%	10.9%	162,320	0.22%	11.5%
Money market	616,004	0.30%	35.8%	529,637	0.35%	34.1%	478,350	0.49%	33.7%
Total interest bearing non-term deposits	991,757	0.22%	57.6%	891,921	0.25%	57.5%	809,848	0.35%	57.1%

Certificates of deposit	192,567	0.58%	11.2%	215,363	0.69%	13.9%	253,403	0.95%	17.9%

Total non-brokered deposits	1,641,189	0.20%	95.3%	1,517,300	0.24%	97.8%	1,416,809	0.37%	99.9%

Brokered deposits	80,818	0.93%	4.7%	34,331	1.05%	2.2%	1,325	0.96%	0.1%

Total	$1,722,007	0.23%	100.0%	$1,551,631	0.26%	100.0%	$1,418,134	0.37%	100.0%

Borrowed Funds

At December 31, 2014, borrowed funds consisted of FHLB borrowings of $58.9 million compared to $36.5 million at December 31, 2013 and $26.5 million at December 31, 2012. Borrowed fund balances increased since the prior year end to fund assets, as loan growth outpaced deposit growth during the period.

Outstanding borrowings from the FHLB may be comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB.

As of December 31, 2014, the majority of outstanding FHLB advances were comprised of overnight borrowings, which amounted to $58.0 million with a weighted average rate of 0.30%. The FHLB advances with original maturities of one to two years totaled $900 thousand and had a weighted average rate of 0.53%.

Maximum FHLB and other borrowings outstanding at any month end during 2014, 2013, and 2012 were $58.9 million, $57.4 million and $26.5 million, respectively.  The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$12,085	0.31%	$24,385	0.39%	$3,552	1.50%
Other borrowed funds	28	0.56%	14	0.46%	89	0.27%
Total borrowed funds	$12,113	0.31%	$24,399	0.39%	$3,641	1.47%

At December 31, 2014, the Bank had the ability to borrow additional funds from the FHLB of up to approximately $305 million and capacity with the FRB of approximately $75 million.

The Company also had $10.8 million of Junior Subordinated Debentures (10.875%; maturing in 2030; currently callable) at both December 31, 2014 and December 31, 2013, respectively. In March 2015, the Company redeemed in full the Junior Subordinated Debentures using proceeds from the $15.0 million in subordinated debt issued in January 2015. See Note 1, “Summary of Significant Accounting Policies,” Item (s) "Subsequent Events" to the Company’s consolidated financial statements, contained in Item 8 for further information related to the Company's junior subordinated debentures.

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

At December 31, 2014, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  The Company's capital policies and capital levels are monitored by ALCO and capital planning is reviewed at least annually by the Executive Committee of the Board of Directors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2014, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2014, see the section entitled “Capital Resources” and "Capital Requirements" under the heading "Supervision and Regulation" contained in Item 1, “Business” and Note 9, “Stockholders’ Equity,” to the Company's consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual cash obligations at December 31, 2014.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$58,900	$58,645	$255	$—	$—
Junior subordinated debentures (1)	10,825	—	—	—	10,825
Supplemental retirement plans	3,871	276	552	552	2,491
Operating lease obligations	8,334	1,329	2,415	1,398	3,192
Vendor contracts	4,833	2,945	1,298	440	150
Total contractual obligations	$86,763	$63,195	$4,520	$2,390	$16,658
 (1) In March 2015, these debentures were called and paid off in their entirety. See Note 1, “Summary of Significant Accounting Policies,” Item (s) "Subsequent Events" to the Company’s Consolidated Financial Statements, contained in Item 8 for further information related to the Company's junior subordinated debentures.

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

The following table summarizes the contractual commitments at December 31, 2014.

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$544,450	$352,351	$83,446	$16,286	$92,367
Commitments to originate loans	33,870	33,870	—	—	—
Letters of credit	19,359	16,006	3,307	46	—
Commitments to originate loans for sale	1,471	1,471	—	—	—
Commitments to sell loans	3,842	3,842	—	—	—
Total commitments	$602,992	$407,540	$86,753	$16,332	$92,367

Investment Assets Under Management

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, “investment advisory services”). The market values of the related assets managed are affected by fluctuations in the financial markets. Also included in the investment assets under management total are commercial sweep accounts that are invested in third-party money market mutual funds. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2014	2013	2012
Investment advisory and management services	$528,718	$537,545	$480,216
Brokerage and management services	144,396	127,472	108,679
Total investment advisory assets	673,114	665,017	588,895
Commercial sweep accounts	1,490	2,313	3,460
Investment assets under management	$674,604	$667,330	$592,355

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2014 AND 2013

Unless otherwise indicated, the reported results are for the year ended December 31, 2014 with the “comparable year” or “prior year” being the year ended December 31, 2013. Average yields are presented on a tax equivalent basis.

Net Income

The Company earned net income in 2014 of $14.7 million compared to $13.5 million for 2013, an increase of 8%.  Diluted earnings per share for 2014 was $1.44 compared to $1.36 for the prior year, which represented an increase of 6%.

In 2014, the Company's financial results included increases in net interest income, non-interest income, and non-interest expenses, as compared to 2013. Net income also benefited from an increase in net gains on sales of investment securities and a lower loan loss provision, as compared to the year ended December 31, 2013.

Net Interest Income

The Company’s net interest income for the year ended December 31, 2014 was $71.2 million compared to $65.8 million for the year ended December 31, 2013, an increase of $5.4 million, or 8%.  The increase in net interest income over the comparable year was due primarily to loan growth, partially offset by a decrease in margin.

Net Interest Margin

The Company's margin was 4.02% for the year ended December 31, 2014 compared to 4.07% for the prior year. Net interest margin was 4.01% for the quarter ended December 31, 2014, which is relatively consistent with the quarterly margin of 4.02% at September 30, 2014 and down slightly from 4.04% at December 31, 2013.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2014 and 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average yield); (2) interest rate (change in average yield multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2014 vs. 2013				2013 vs. 2012
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$4,181	$7,012	$(2,383)	$(448)	$2,728	$8,084	$(4,716)	$(640)
Investment Securities	1,123	760	628	(265)	3	601	(421)	(177)
Other Interest Earning Assets (1)	47	(16)	85	(22)	(14)	(20)	4	2
Total interest earning assets	5,351	7,756	(1,670)	(735)	2,717	8,665	(5,133)	(815)

Interest Expense
Interest checking, savings, and money market	(56)	250	(268)	(38)	(623)	287	(810)	(100)
Certificates of deposit	(368)	(157)	(237)	26	(931)	(361)	(659)	89
Brokered Deposits	394	487	(41)	(52)	348	317	1	30
Borrowed funds	(58)	(48)	(19)	9	42	305	(39)	(224)
Total interest-bearing funding	(88)	532	(565)	(55)	(1,164)	548	(1,507)	(205)

Change in net interest income	$5,439	$7,224	$(1,105)	$(680)	$3,881	$8,117	$(3,626)	$(610)
____________________

(1)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The table on the following page presents the Company’s average balances, net interest income and average rates for the years ended December 31, 2014, 2013 and 2012.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,587,199	$71,854	4.58%	$1,441,522	$67,673	4.74%	$1,285,513	$64,945	5.11%
Investments (3)	216,241	4,504	2.74%	184,590	3,381	2.40%	162,007	3,378	2.66%
Other Interest Earning Assets (4)	23,958	115	0.48%	31,631	68	0.21%	41,643	82	0.20%
Total interest earnings assets	1,827,398	76,473	4.31%	1,657,743	71,122	4.40%	1,489,163	68,405	4.70%
Other assets	89,345			86,149			87,362
Total assets	$1,916,743			$1,743,892			$1,576,525

Liabilities and stockholders’ equity:
Interest checking, savings and money market	$991,757	2,161	0.22%	$891,921	2,217	0.25%	$809,848	2,840	0.35%
Certificates of deposit	192,567	1,112	0.58%	215,363	1,480	0.69%	253,403	2,411	0.95%
Brokered deposits	80,818	755	0.93%	34,331	361	1.05%	1,325	13	0.96%
Borrowed funds	12,113	38	0.31%	24,399	96	0.39%	3,641	54	1.47%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	1,288,080	5,243	0.41%	1,176,839	5,331	0.45%	1,079,042	6,495	0.60%

Net interest rate spread			3.90%			3.95%			4.10%

Demand deposits	456,865	—	—	410,016	—	—	353,558	—	—
Total deposits, borrowed funds and debentures	1,744,945	5,243	0.30%	1,586,855	5,331	0.34%	1,432,600	6,495	0.45%
Other liabilities	12,600			11,922			10,435
Total liabilities	1,757,545			1,598,777			1,443,035

Stockholders’ equity	159,198			145,115			133,490

Total liabilities and stockholders’ equity	$1,916,743			$1,743,892			$1,576,525

Net interest income		$71,230			$65,791			$61,910
Net interest margin (tax equivalent)			4.02%			4.07%			4.27%

_________________________

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $2.3 million, $2.0 million, and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Average loans and loans held for sale include non-accrual loans, and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income for the year ended December 31, 2014 was $76.5 million, an increase of $5.4 million, or 8%, from the prior year. The increase resulted primarily from growth of $169.7 million, or 10%, in the average balance of interest earning assets for the year ended December 31, 2014, partially offset by a 9 basis point decline in the average tax equivalent yield on interest earning assets.

Interest income on loans and loans held for sale, which accounted for the majority of interest income, increased $4.2 million, or 6%, compared to the prior period, due primarily to loan growth partially offset by a decline in loan yields. Average loan and loans held for sale balances increased $145.7 million, or 10%, compared to the prior year, and amounted to $1.59 billion for the year ended December 31, 2014, while the average yield on loans declined 16 basis points compared to the prior period and amounted to 4.58% for the year ended December 31, 2014.

Income on investment securities amounted to $4.5 million, an increase of $1.1 million, or 33%, compared to the same period in 2013. This increase resulted from both an increase in the average balance of investment securities by $31.7 million, or 17%, and an increase in investment yield of 34 basis points, due primarily to a shift from shorter duration securities to longer duration securities as part of the Bank's asset-liability management strategy.

Interest Expense

Total interest expense amounted to $5.2 million, a decrease of $88 thousand, or 2%, compared to the prior year.  The decrease resulted primarily from a 4 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period, partially offset by an increase in the average balances, primarily wholesale funding, over the comparable year.

Interest expense on interest checking, savings and money market accounts decreased $56 thousand, or 3%, over the comparable year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 3 basis points to 0.22%, while the average balance increased $99.8 million, or 11%, over the prior year.

Interest expense on CDs amounted to $1.1 million, a decrease of $368 thousand, or 25%, over the comparable period. The decrease was due primarily to a decline in rates over the comparable period and to a lesser extent, decreases in the average balances. The average cost of CDs decreased 11 basis points, to 0.58%, for the year ended December 31, 2014 while the average balances decreased $22.8 million, or 11%, compared to the same prior period in 2013.

Interest expense on brokered deposits amounted to $755 thousand, an increase of $394 thousand over the comparable period, due primarily to increased average balances, partially offset by a decrease of 12 basis points in the average cost. The average balances increased by $46.5 million compared to the same 2013 period.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, decreased by $58 thousand, or 60%, over the prior year.  The decrease was primarily attributed to the decrease in average balances by approximately $12.3 million, and to a lesser extent a decline of 8 basis points in the average costs of these borrowings.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2014 and 2013.

The average balance of non-interest bearing demand deposits increased $46.8 million, or 11%, to $456.9 million at December 31, 2014. The average balance of these accounts represented 27% and 26% of total average deposits for the years ended December 31, 2014 and 2013, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $1.4 million and $3.3 million for the years ended December 31, 2014 and 2013, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk," "Asset Quality,” and “Allowance for Loan Losses” under the heading, “Financial Condition,” in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2014 increased $640 thousand, or 5%, compared to 2013. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change	% Change
Investment advisory fees	$4,618	$4,285	$333	8%
Deposit and interchange fees	5,036	4,788	248	5%
Income on bank-owned life insurance, net	413	459	(46)	(10)%
Net gains on sales of investment securities	1,619	1,239	380	31%
Gains on sales of loans	406	792	(386)	(49)%
Other income	2,340	2,229	111	5%
Total non-interest income	$14,432	$13,792	$640	5%

Investment advisory income increased $333 thousand, or 8%, compared to the same period in the prior year, due primarily to net asset growth from changes in market values.

Deposit and interchange fees increased $248 thousand, or 5%, mainly as a result of increases in overdraft fees and interchange fees over the prior period. Deposit and interchange fees primarily include servicing fees received on customer deposit accounts and ATM interchange income.

Net gains on security sales for the year ended December 31, 2014 increased $380 thousand compared to the prior year. Investment sales are typically driven by market or strategic opportunities. Net gains resulted primarily from our equity portfolio; during 2014 one of the equity positions held in the Company's portfolio was acquired resulting in a gain of $549 thousand.

The decrease in gains on loans sales resulted primarily from a lower volume of mortgage origination activity in the first half of 2014, as a result of increasing residential mortgage rates that began in the latter half of 2013. During 2014, the Company sold $19.7 million in residential loans, compared to $42.6 million for the prior year.

Other income increased $111 thousand, or 5%, due primarily to increases in fee income from ancillary banking products and services over the prior period. The prior year also included gains of $121 thousand in OREO sales.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2014 increased $6.2 million, or 11%, compared to 2013. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change	% Change
Salaries and employee benefits	$38,029	$33,551	$4,478	13%
Occupancy and equipment expenses	6,515	6,035	480	8%
Technology and telecommunications expenses	5,167	4,647	520	11%
Advertising and public relations expenses	2,928	2,708	220	8%
Audit, legal and other professional fees	1,695	1,742	(47)	(3)%
Deposit Insurance Premiums	1,169	1,118	51	5%
Supplies and postage expenses	1,053	967	86	9%
Investment advisory and custodial expenses	552	540	12	2%
Other operating expenses	4,923	4,516	407	9%
Total non-interest expense	$62,031	$55,824	$6,207	11%

Salaries and employee benefits increased by $4.5 million, or 13%. The increase was due primarily to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period, including an increase in performance-based compensation. Salaries and benefits expenses also included a net cost of approximately $214 thousand compared to a net benefit of $337 thousand during 2013, due primarily to the effect of changing interest rates on certain accrued benefit plans.

Occupancy and equipment expenses increased $480 thousand, or 8%, due primarily to expansion of our branch network and main office and investments in maintaining our facilities.

Technology and telecommunications expense increased $520 thousand, or 11%, primarily as a result of investments to support our strategic growth and network infrastructure, improve our service capabilities and enhance business continuity.

Advertising and public relations expenses increased $220 thousand, or 8%, due primarily to increased costs to support the Company's expansion and business development efforts.

Other non-interest expense increased $407 thousand, or 9%, in general and administrative costs to support strategic growth initiatives, including deposit product costs and business development costs, and workout loan costs.

Income Tax Expense

The effective tax rate for the year ended December 31, 2014 was 34.1% and for the year ended December 31, 2013 was 33.9%. Refer to Note 12 "Income Taxes" to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's taxes.

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

Income on other interest earning assets decreased $14 thousand, or 17%, compared to the same period in 2012 primarily resulting from a decrease in the average balance of these investments, as funds were utilized to purchase longer term investment securities and fund loan growth.

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

Income Tax Expense

The effective tax rate for the years ended December 31, 2013 and December 31, 2012 was 33.9% for both periods. Refer to Note 12 "Income Taxes" to the Company's consolidated financial statements in Item 8, for additional information about the Company's taxes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. The amendments in this ASU are expected to be effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of the ASU on the Company's financial statements and results of operations.

In January 2014, the FASB ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to reduce diversity of practice by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, such that the loan should be removed, and the real estate property recognized, on the financial statements. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in collateralized residential mortgage loans that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. As this ASU primarily offers clarification of existing standards and added disclosures, the adoption of this ASU in the first quarter of 2015 is not expected to have a material impact on the Company's financial statements or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for such investments using the proportional amortization method if certain conditions are met. The investor must recognize any subsequent impairment loss when it is more likely than not that the carrying amount of the investment will not be realized. Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that must be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. A reporting entity must disclose information that enables users of its financial statements to understand the nature of such investments and the effect of the measurement, and the related tax credits, on its financial position and results of operations. The amendments in this Update are to be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption by the Company of this ASU is not expected to have a material impact on the Company's financial statements or results of operations.

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.  In particular, additional information related to the net interest margin sensitivity analysis is contained in Item 7A below and other maturity and repricing information of the Company’s investment securities, certificates of deposits and borrowed funds is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition” in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The Company's primary market risk is interest rate risk. Oversight of interest rate risk management is the responsibility of ALCO. Annually, ALCO reviews and approves the Company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels. ALCO also establishes and monitors guidelines for the Company's liquidity and capital ratios.

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

Net interest margin has remained relatively flat over the last year following a decrease in early 2013. Additional margin compression may occur if loans continue to re-price downward while the cost of deposits remains at the same level.
At December 31, 2014, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2014 and the percent changes compared to the rates unchanged scenario, assuming parallel yield curve shifts and gradual interest rate changes applied during the period. Although net interest income is projected to decline slightly over a 24 month period if rates rise, it is projected to increase in the long-term as adjustable rate loans re-price.

	December 31, 2014
(Dollars in thousands)	Net interest income	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	$150,910	(1.36)%
Rates Rise 200 Basis Points	150,805	(1.43)%
Rates Unchanged	152,991	—

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and due from banks	$30,044	$41,362
Interest-earning deposits	10,102	10,153
Fed funds sold	—	2,218
Total cash and cash equivalents	40,146	53,733

Investment securities at fair value	245,065	215,369
Federal Home Loan Bank Stock	3,357	4,324
Loans held for sale	2,371	1,255
Loans, less allowance for loan losses of $27,121 and $26,967 at December 31, 2014 and 2013, respectively	1,645,483	1,497,089
Premises and equipment	30,370	29,891
Accrued interest receivable	6,733	6,186
Deferred income taxes, net	12,852	13,927
Bank-owned life insurance	16,315	15,902
Prepaid income taxes	770	443
Prepaid expenses and other assets	13,110	6,150
Goodwill	5,656	5,656

Total assets	$2,022,228	$1,849,925

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,768,546	$1,635,992
Borrowed funds	58,900	36,534
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	16,441	14,675
Accrued interest payable	566	565
Total liabilities	1,855,278	1,698,591

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,207,943 issued and outstanding at December 31, 2014 (including 157,694 shares of unvested participating restricted awards) and 9,992,560 shares issued and outstanding at December 31, 2013 (including 170,365 shares of unvested participating restricted awards)	102	100
Additional paid-in capital	57,130	52,936
Retained earnings	105,951	96,153
Accumulated other comprehensive income	3,767	2,145
Total stockholders’ equity	166,950	151,334

Total liabilities and stockholders’ equity	$2,022,228	$1,849,925

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2014	2013	2012
Interest and dividend income:
Loans and loans held for sale	$71,854	$67,673	$64,945
Investment securities	4,504	3,381	3,378
Other interest-earning assets	115	68	82
Total interest and dividend income	76,473	71,122	68,405

Interest expense:
Deposits	4,028	4,058	5,264
Borrowed funds	38	96	54
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	5,243	5,331	6,495

Net interest income	71,230	65,791	61,910

Provision for loan losses	1,395	3,279	2,750
Net interest income after provision for loan losses	69,835	62,512	59,160

Non-interest income:
Investment advisory fees	4,618	4,285	3,838
Deposit and interchange fees	5,036	4,788	4,500
Income on bank-owned life insurance, net	413	459	506
Net gains on sales of investment securities	1,619	1,239	236
Gains on sales of loans	406	792	989
Other income	2,340	2,229	2,106
Total non-interest income	14,432	13,792	12,175

Non-interest expense:
Salaries and employee benefits	38,029	33,551	32,034
Occupancy and equipment expenses	6,515	6,035	5,678
Technology and telecommunications expenses	5,167	4,647	4,316
Advertising and public relations expenses	2,928	2,708	2,267
Audit, legal and other professional fees	1,695	1,742	1,675
Deposit insurance premiums	1,169	1,118	1,064
Supplies and postage expenses	1,053	967	925
Investment advisory and custodial expenses	552	540	438
Other operating expenses	4,923	4,516	4,215
Total non-interest expense	62,031	55,824	52,612

Income before income taxes	22,236	20,480	18,723
Provision for income taxes	7,585	6,951	6,348

Net income	$14,651	$13,529	$12,375

Basic earnings per share	$1.45	$1.37	$1.29

Diluted earnings per share	$1.44	$1.36	$1.28

Basic weighted average common shares outstanding	10,118,762	9,862,678	9,586,783

Diluted weighted average common shares outstanding	10,209,243	9,950,609	9,660,676

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2014	2013	2012
Net income	$14,651	$13,529	$12,375
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains/(losses) on investments arising during the period	4,225	(1,910)	1,625
Income tax (expense)/benefit	(1,553)	752	(569)
Net unrealized holding gains/(losses), net of tax	2,672	(1,158)	1,056
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	1,619	1,239	236
Income tax expense	(569)	(443)	(83)
Reclassification adjustment for gains realized, net of tax	1,050	796	153

Total other comprehensive income (loss)	1,622	(1,954)	903
Comprehensive income	$16,273	$11,575	$13,278

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2011	9,472,748	$95	$45,158	$78,999	$3,196	$127,448
Net Income				12,375		12,375
Other comprehensive income (loss), net					903	903
Tax benefit from exercise of stock options			2			2
Common stock dividend paid ($0.44 per share)				(4,215)		(4,215)
Common stock issued under dividend reinvestment plan	80,392	1	1,273			1,274
Stock-based compensation	82,955	1	1,252			1,253
Stock options exercised, net	40,382	—	509			509
Balance at December 31, 2012	9,676,477	$97	$48,194	$87,159	$4,099	$139,549
Net Income				13,529		13,529
Other comprehensive income (loss), net					(1,954)	(1,954)
Tax benefit from exercise of stock options			25			25
Common stock dividend paid ($0.46 per share)				(4,535)		(4,535)
Common stock issued under dividend reinvestment plan	69,633	1	1,238			1,239
Stock-based compensation	90,824	1	1,651			1,652
Stock options exercised, net	155,626	1	1,828			1,829
Balance at December 31, 2013	9,992,560	$100	$52,936	$96,153	$2,145	$151,334
Net Income				14,651		14,651
Other comprehensive income (loss), net					1,622	1,622
Tax benefit from exercise of stock options			320			320
Common stock dividend paid ($0.48 per share)				(4,853)		(4,853)
Common stock issued under dividend reinvestment and stock purchase plan	63,503	1	1,282			1,283
Stock-based compensation	69,926	1	1,703			1,704
Stock options exercised, net	81,954	—	889			889
Balance at December 31, 2014	10,207,943	$102	$57,130	$105,951	$3,767	$166,950

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$14,651	$13,529	$12,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,395	3,279	2,750
Depreciation and amortization	5,458	5,015	4,485
Stock-based compensation expense	1,752	1,662	1,271
Mortgage loans originated for sale	(20,864)	(35,284)	(54,248)
Proceeds from mortgage loans sold	20,154	43,378	51,741
Net gains on sales of loans	(406)	(792)	(989)
Net gains on sales of OREO	—	(121)	(87)
Net gains on sales of investments	(1,619)	(1,239)	(236)
Income on bank-owned life insurance, net	(413)	(459)	(506)
OREO fair value adjustment	—	23	—
Changes in:
Accrued interest receivable	(547)	(358)	(7)
Prepaid expenses and other assets	(6,597)	6,592	(3,207)
Deferred income taxes	90	(183)	(625)
Accrued expenses and other liabilities	85	780	1,387
Accrued interest payable	1	(38)	(148)
Net cash provided by operating activities	13,140	35,784	13,956
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	25,371	9,564	3,545
Net proceeds (purchase) from FHLB capital stock	967	(64)	480
Proceeds from maturities, calls and pay-downs of investment securities	40,497	27,923	37,283
Purchase of investment securities	(90,918)	(70,663)	(83,964)
Net increase in loans	(150,079)	(165,135)	(116,458)
Additions to premises and equipment, net	(4,667)	(6,580)	(4,330)
Proceeds from OREO sales and payments	—	652	1,852
Purchase of OREO	(457)	—	(245)
Net cash used in investing activities	(179,286)	(204,303)	(161,837)
Cash flows from financing activities:
Net increase in deposits	132,554	160,965	141,869
Net increase in borrowed funds	22,366	9,994	22,046
Cash dividends paid	(4,853)	(4,535)	(4,215)
Proceeds from issuance of common stock	1,283	1,239	1,274
Proceeds from exercise of stock options	889	1,829	509
Tax benefit from exercise of stock options	320	25	2
Net cash provided by financing activities	152,559	169,517	161,485

Net (decrease) increase in cash and cash equivalents	(13,587)	998	13,604
Cash and cash equivalents at beginning of year	53,733	52,735	39,131
Cash and cash equivalents at end of year	$40,146	$53,733	$52,735

Supplemental financial data:
Cash paid for: Interest	$5,242	$5,369	$6,643
Cash paid for: Income taxes	7,466	7,342	6,611
Supplemental schedule of non-cash activity:
Purchase of investment securities not yet settled	2,336	703	—
Transfer from loans to other real estate owned	290	168	575

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

The Company has 22 full-service branches serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management services; the Company also offers investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board ("FASB"), the Company carried junior subordinated debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of the state of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, have been excluded from the Company’s consolidated financial statements. See item (s) "Subsequent Events," below, for further information regarding the junior subordinated debentures.

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

In preparing the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These assumptions and estimates affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  The three most significant areas in which management applies critical assumptions and estimates are the estimate of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(b) Cash and cash equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents are comprised of cash on hand and cash items due from banks, interest-earning deposits (money market and money market mutual fund accounts) and overnight and term federal funds sold ("fed funds"). Balances in cash and cash equivalents will fluctuate resulting primarily from the timing of net customer deposit and loan inflows and outflows, the Company's borrowings, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

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

There are inherent risks associated with the Company’s investment activities that could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  The determination of other-than-temporary impairment (“OTTI”) involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management's assessment, depending on the type of security includes: reviews of market pricing, evaluating the level and duration of the loss on individual securities; ongoing credit quality evaluations; determining if any individual security or mutual fund or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed to have OTTI, the Company is required to write-down the carrying value of the investment. OTTI on equity securities are recognized through a charge to earnings. OTTI on fixed income securities are assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in market prices.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston (“FHLB”), the Bank is required to purchase certain levels of FHLB stock in association with outstanding advances from the FHLB. This stock investment is classified as a restricted investment and carried at cost, which management believes approximates fair value. FHLB stock represents the only restricted investment held by the Company.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

 (g) Allowance for Loan Losses
The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio.

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

(j) Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain current and former senior and executive officers.  The cash surrender value carried on the balance sheet at December 31, 2014 and December 31, 2013 amounted to $16.3 million and $15.9 million, respectively. There are no associated surrender charges under the outstanding policies.

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

(l) Goodwill

Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both December 31, 2014 and December 31, 2013. This asset is related to the Company’s acquisition of two branch offices in July 2000.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2014.

If the Company's qualitative assessment concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.

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

(m) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Investment Advisors and Enterprise Investment Services and the commercial sweep product, totaled $674.6 million and $667.3 million at December 31, 2014 and 2013, respectively.  Fee income is recorded on an accrual basis and recognized over the period in which it is earned. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.

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

At December 31, 2014 and 2013, the estimated fair values of the Company’s derivative instruments were considered to be immaterial. These commitments represent the Company’s only derivative instruments.

(o) Stock Based Compensation

The Company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, and stock awards for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the estimated grant-date fair value of the awards, or in the case of stock awards, the market value of the common stock on the date of grant.  The Company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each award). Stock awards that do not require future service (“vested awards”) will be expensed immediately. Stock-based compensation also includes Director stock compensation for stock awards and stock in lieu of cash fees, both included in other operating expenses, described in more detail in Note 11 "Stock-Based Compensation Plans."

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of tax exempt interest from certain investment securities, loans and bank owned life insurance.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2014 or December 31, 2013.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2011 through 2014 tax years.

(q) Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

 (s) Subsequent Events

In January 2015, the Company issued $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes ("the Notes") through a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR.

In March 2015, the Company used proceeds from this subordinated debt issuance to redeem all outstanding Junior Subordinated Debentures. The Trust subsequently used the proceeds from the Junior Subordinated Debentures redemption to redeem in full all outstanding trust preferred securities noted in item (a) above.

(t) Recent Accounting Pronouncements

There were no new accounting pronouncements adopted by the Company in 2014 that had a material impact on the Company's financial statements, results of operations or disclosure requirements of the Company.
For information regarding pronouncements that could impact the Company but are not yet effective, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading "Recent Accounting Pronouncements."

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(2)	Investments

The amortized cost and fair values of investments at December 31, 2014 and 2013 are summarized as follows:

	2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$59,518	$318	$24	$59,812
Federal agency mortgage backed securities (MBS)(1)	88,303	1,015	516	88,802
Municipal securities	72,113	2,157	66	74,204
Corporate bonds	7,937	61	26	7,972
Total fixed income securities	227,871	3,551	632	230,790
Equity investments	11,370	3,071	166	14,275
Total available for sale investments, at fair value	$239,241	$6,622	$798	$245,065

	2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$55,440	$146	$43	$55,543
Federal agency mortgage backed securities (MBS)(1)	80,997	367	1,714	79,650
Municipal securities	60,675	1,604	325	61,954
Corporate bonds	5,080	29	55	5,054
Total fixed income securities	202,192	2,146	2,137	202,201
Equity investments	9,960	3,228	20	13,168
Total available for sales investments, at fair value	$212,152	$5,374	$2,157	$215,369

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs). All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in federal agency MBS were collateralized mortgage obligations (“CMO’s”) with fair values totaling $13.3 million and $17.4 million at December 31, 2014 and 2013.

At December 31, 2014, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 12%) invested in individual common stock of entities in the financial services industry.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at December 31, 2014 and 2013.

	2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$7,959	$24	$—	$—	$7,959	$24
Federal agency MBS	—	—	23,801	516	23,801	516
Municipal securities	3,597	31	2,794	35	6,391	66
Corporate bonds	2,704	12	871	14	3,575	26
Equity investments	2,008	162	21	4	2,029	166
Total temporarily impaired investments	$16,268	$229	$27,487	$569	$43,755	$798

	2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$14,026	$43	$—	$—	$14,026	$43
Federal agency MBS	56,554	1,176	8,457	538	65,011	1,714
Municipal securities	12,791	292	609	33	13,400	325
Corporate bonds	2,100	39	433	16	2,533	55
Equity investments	749	16	21	4	770	20
Total temporarily impaired investments	$86,220	$1,566	$9,520	$591	$95,740	$2,157

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. During the years ended December 31, 2014 and 2013, the Company did not record any fair value impairment charges on its investments. As of December 31, 2014, there were 55 securities in an unrealized loss position in the Company's portfolio (fixed income and equity), with a fair value of $43.8 million, in an unrealized loss position totaling $798 thousand. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management does not consider

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

these investments to be other-than-temporarily impaired at December 31, 2014 because (1) the decline in market value is not attributable to credit quality for fixed income securities, or a fundamental deterioration in the equity funds or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.
The Company's federal agency MBS investments and federal agency obligations contractual cash flows are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, and assessment of the materiality and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At December 31, 2014, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution of total fixed income investments at December 31, 2014 is as follows:

	Within One Year		After One, but within Five Years		After Five, but within Ten Years		After Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$—	—%	$42,759	1.41%	$16,759	2.13%	$—	—%
Federal agency MBS	—	—%	2,166	2.49%	5,391	2.97%	80,746	2.16%
Municipal securities	5,249	3.46%	24,222	3.39%	28,290	4.07%	14,352	4.53%
Corporate bonds	—	—%	4,871	1.64%	3,066	2.99%	—	—%
Total fixed income securities	$5,249	3.46%	$74,018	2.10%	$53,506	3.29%	$95,098	2.51%

At fair value:
Total fixed income securities	$5,290		$74,938		$54,703		$95,859

Scheduled contractual maturities may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds with amortized cost and fair values of $38.9 million and $40.3 million, respectively, at December 31, 2014, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $230.8 million at December 31, 2014 and $202.2 million at December 31, 2013.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Sales of investments for the years ended December 31, 2014, 2013, and 2012 are summarized as follows:

(Dollars in thousands)	2014	2013	2012
Amortized cost of investments sold	$23,752	$8,325	$3,309
Gross realized gains on sales	1,654	1,243	241
Gross realized losses on sales	(35)	(4)	(5)
Total proceeds from sales of investments	$25,371	$9,564	$3,545

Tax exempt interest earned on the municipal securities portfolio was $2.4 million for the year ended December 31, 2014, $2.1 million for the year ended December 31, 2013 and $1.9 million for the year ended December 31, 2012.

See Item (c) “Investments,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the accounting for the Company’s investments portfolio. See also Note 14, “Fair Value Measurements,” for additional information regarding the Company’s fair value measurement of investments.

(3)	Loans

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company seeks to manage its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure.

See Note 4, "Allowance for Loan Losses," for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses.

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Commercial real estate	$862,747	$820,299
Commercial and industrial	402,994	357,056
Commercial construction	168,044	132,507
Total commercial loans	1,433,785	1,309,862
Residential mortgages	149,959	132,721
Home equity loans and lines	80,018	74,354
Consumer	10,708	8,643
Total retail loans	240,685	215,718

Gross loans	1,674,470	1,525,580
Deferred loan origination fees, net	(1,866)	(1,524)
Total loans	1,672,604	1,524,056
Allowance for loan losses	(27,121)	(26,967)
Net loans	$1,645,483	$1,497,089

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the U. S. Small Business Administration (SBA), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are periodically adjusted variable rate loans and lines and generally have terms of one to three years.

From time to time, the Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The balances participated out to other institutions are not carried as assets on the Company's financial statements. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is the participating institution amounted to $65.3 million at December 31, 2014 and $34.5 million at December 31, 2013. The increase since the prior year was due to several participation opportunities for larger commercial relationships with a variety of lead banks.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Residential loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower's primary residence, or be vacation homes or investment properties. Loan to value limits vary, generally from 75% for multi-family owner occupied properties, up to 97% for single family, owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition, financing is provided for the construction of owner occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

As of December 31, 2014 and 2013, the outstanding loan balances to directors, officers, principal stockholders and their associates were $18.2 million and $12.1 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $6.5 million and

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

$4.1 million, as of December 31, 2014 and 2013, respectively. During 2014, new loans and net increases in loan balances or lines of credit under existing commitments of $7.6 million were made and principal paydowns of $1.5 million were received.

Loans Serviced for Others

At December 31, 2014 and 2013, the Company was servicing residential mortgage loans owned by investors amounting to $19.3 million and $20.6 million, respectively. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $44.8 million and $52.1 million at December 31, 2014 and 2013, respectively. See the discussion above for further information regarding commercial participations.

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Commercial real estate	$276,657	$320,908
Residential mortgages	107,906	97,626
Home equity	15,677	17,548
Total loans pledged to FHLB	$400,240	$436,082

Tax Exempt Interest

Tax exempt interest earned on qualified commercial loans was $1.4 million for the year ended December 31, 2014 and $1.3 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively. Average tax exempt loan balances were $38.3 million and $31.1 million for the years ended December 31, 2014 and 2013, respectively.

(4)	Allowance for Loan Losses

While the Company seeks to manage its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function, however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio.  In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including, individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area and the strength of the local and national economy, among other factors.

Allowance for probable loan losses methodology

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses. The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves, for loans individually evaluated and deemed impaired, and general reserves, for larger groups of homogeneous loans, which are collectively evaluated relying on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Specific Reserves for loans individually evaluated for impairment

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

General Reserves for loans collectively evaluated for impairment

In assessing the general reserves management has segmented the portfolio for groups of loans with similar risk characteristics, by I. Non-classified loans, and II. Regulatory problem-asset segments. These groups are further subdivided by loan category or internal risk rating, respectively. The general loss allocation factors take into account the quantitative historic loss experience, qualitative or environmental factors such as those identified above, as well as regulatory guidance and industry data.

I.Non-classified loans by credit type:

Management has established the modified historic loss factor for non-classified loan segments by first calculating net charge-offs over a period of time, divided by the average loan balance over that same period. The time period utilized equates to the estimated loss emergence period for each loan segment. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.). These historic loss factors are then adjusted up or down based on management’s assessment of current qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the segment’s historical loss experience. These key qualitative factors include the following broad categories:

•	Several key areas of expansion and growth, including geographic market, changes in lending staff, new or expanded product lines, changes in composition and portfolio concentrations;

•	Changes in the trend and current volume and severity of past due loans, non-accrual loans and the severity of adversely classified and impaired loans compared to historical levels; and

•	The current economic environment and conditions (local, state and national) and their general implications to each loan category.

Management weighs the current effect of each of these areas on each particular non-classified loan segment in determining the allowance allocation factors. Management must exercise significant judgment when evaluating the effect of these qualitative factors on the amount of the allowance for loan losses on the non-classified segments because data may not be reasonably available or directly applicable to determine the precise impact of a factor on the collectability of the loan portfolio as of the evaluation date. The methodology contemplates a range of acceptable levels for these factors due to the subjective nature of the factors and the qualitative considerations related to the inherent credit risk in the portfolio.

II.Regulatory problem-assets segments by credit rating:

For determining the reserve percentages for problem-loans, management has segmented the portfolio following the regulatory problem-asset segments by risk rating: Criticized; Substandard; Doubtful; or Loss, after excluding loans that are individually evaluated for impairment. Management utilizes regulatory guidance and industry data in relation to the Company's own portfolio statistics as a basis for determining the allocation factors for each class of regulatory problem-assets.

Management recognizes that additional issues may also impact the estimate of credit losses to some degree. From time to time management will re-evaluate the qualitative factors, regulatory guidance, and industry data in use in order to consider the impact of other issues which, based on changing circumstances, may become more significant in the future.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2014 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,003	$847,744	$862,747
Commercial and industrial	10,901	392,093	402,994
Commercial construction	2,675	165,369	168,044
Residential	465	149,494	149,959
Home equity	180	79,838	80,018
Consumer	28	10,680	10,708
Deferred fees	—	(1,866)	(1,866)
Total loans	$29,252	$1,643,352	$1,672,604

See the section titled "Impaired Loans" below, for information regarding the changes in impaired loans balances at December 31, 2014 compared to the prior year.

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

Credit Risk Management

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

Credit Quality Indicators

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

The following tables present the credit risk profile by internally assigned adverse risk rating category at the periods indicated.

	December 31, 2014
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$11,409	$1,188	$19	$850,131	$862,747
Commercial and industrial	11,298	51	57	391,588	402,994
Commercial construction	2,759	—	—	165,285	168,044
Residential	1,133	—	—	148,826	149,959
Home equity	464	—	—	79,554	80,018
Consumer	48	—	—	10,660	10,708
Total gross loans	$27,111	$1,239	$76	$1,646,044	$1,674,470

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2013
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$13,545	$1,266	$—	$805,488	$820,299
Commercial and industrial	7,908	51	236	348,861	357,056
Commercial construction	3,358	—	—	129,149	132,507
Residential	1,012	—	—	131,709	132,721
Home equity	500	—	—	73,854	74,354
Consumer	40	—	—	8,603	8,643
Total gross loans	$26,363	$1,317	$236	$1,497,664	$1,525,580

Total adversely classified loans amounted to 1.70% of total loans at December 31, 2014, as compared to1.83% at December 2013. The decrease in the adversely classified loans to total loan ratio was due primarily to growth in the general loan portfolio. At December 31, 2014, as compared to December 2013, adversely classified balances increased slightly, with a decline in substandard commercial real estate, offset by additional credit downgrades within the commercial and industrial portfolio during the period.

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

The following table presents an age analysis of past due loans as of December 31, 2014.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,471	$1,235	$9,714	$12,420	$850,327	$862,747
Commercial and industrial	1,184	101	5,950	7,235	395,759	402,994
Commercial construction	—	—	447	447	167,597	168,044
Residential	1,328	370	763	2,461	147,498	149,959
Home equity	29	—	245	274	79,744	80,018
Consumer	94	1	17	112	10,596	10,708
Total gross loans	$4,106	$1,707	$17,136	$22,949	$1,651,521	$1,674,470

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2013.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,142	$1,575	$10,561	$13,278	$807,021	$820,299
Commercial and industrial	680	908	5,743	7,331	349,725	357,056
Commercial construction	196	—	1,118	1,314	131,193	132,507
Residential	1,110	127	633	1,870	130,851	132,721
Home equity	211	10	281	502	73,852	74,354
Consumer	106	18	10	134	8,509	8,643
Total gross loans	$3,445	$2,638	$18,346	$24,429	$1,501,151	$1,525,580

At December 31, 2014 and December 31, 2013, all loans 90 or more days past due were carried as non-accruing. Included in the consumer non-accrual numbers in the table above were $1 thousand and $3 thousand of overdraft deposit account balances 90 days or more past due at December 31, 2014 and December 31, 2013, respectively. Non-accrual loans which were not adversely classified amounted to $211 thousand at December 31, 2014 and $577 thousand at December 31, 2013. These balances primarily represented the guaranteed portions of non-performing U.S. Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 1.02% and 1.20% at December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, additional funding commitments for loans on non-accrual status totaled $347 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2014	2013	2012
Income in accordance with original loan terms	$1,007	$1,171	$1,490
Less income recognized	323	680	380
Reduction in interest income	$684	$491	$1,110

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Total impaired loans amounted to $29.3 million and $29.8 million at December 31, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $12.5 million and $11.9 million at December 31, 2014 and December 31, 2013, respectively, while non-accrual impaired loans amounted to $16.7 million and $17.9 million as of December 31, 2014 and December 31, 2013, respectively.

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2014.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,182	$15,003	$14,800	$203	$68
Commercial and industrial	11,991	10,901	5,461	5,440	1,516
Commercial construction	2,862	2,675	1,150	1,525	519
Residential	537	465	465	—	—
Home equity	183	180	—	180	26
Consumer	28	28	—	28	28
Total	$32,783	$29,252	$21,876	$7,376	$2,157

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2013.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,420	$15,139	$12,105	$3,034	$507
Commercial and industrial	12,220	10,579	4,902	5,677	2,901
Commercial construction	3,464	3,358	1,426	1,932	830
Residential	673	619	365	254	107
Home equity	110	108	—	108	31
Consumer	23	23	—	23	23
Total	$33,910	$29,826	$18,798	$11,028	$4,399

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the year ends indicated.

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,135	$223	$17,673	$237	$23,629	$560
Commercial and industrial	10,682	156	9,444	92	9,846	116
Commercial construction	3,158	105	3,227	77	2,377	65
Residential	1,082	3	745	9	753	11
Home equity	208	—	120	—	54	—
Consumer	27	2	18	2	16	1
Total	$29,292	$489	$31,227	$417	$36,675	$753

Interest income that was not recognized on loans that were deemed impaired as of December 31, 2014, 2013 and 2012, amounted to $647 thousand, $445 thousand, and $1.1 million, respectively. All payments received on impaired loans in non-accrual status are applied to principal. At December 31, 2014, additional funding commitments for impaired loans totaled $516 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan figures above as of December 31, 2014 and December 31, 2013, were $19.5 million and $20.9 million, respectively.  TDR loans on accrual status amounted to $11.9 million and $11.4 million at December 31, 2014 and December 31, 2013, respectively.  TDR loans included in non-performing loans amounted to $7.5 million and $9.5 million at December 31, 2014 and December 31, 2013, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

At December 31, 2014, additional funding commitments for TDR loans totaled $148 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables present certain information regarding loan modifications classified as troubled debt restructures.

Troubled debt restructure agreements entered into during the year ended December 31, 2014.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$1,972	$1,972
Commercial and industrial	8	263	256
Commercial construction	—	—	—
Residential	1	124	121
Home equity	1	73	73
Consumer	—	—	—
Total	13	$2,432	$2,422

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the year ended December 31, 2014.

(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	1	64
Commercial construction	—	—
Residential	1	121
Home equity	—	—
Consumer	—	—
Total	2	$185

There were $66 thousand in charge-offs associated with TDRs modified during 2014. At December 31, 2014, specific reserves allocated to the 2014 TDRs amounted to $43 thousand, as management considers it likely the un-reserved principal will ultimately be collected. Interest payments received on non-accruing 2014 TDR loans which were applied to principal and not recognized as interest income amounted to $9 thousand.

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

There were $38 thousand in charge-offs associated with TDRs noted in the table above. At December 31, 2013, specific reserves allocated to the 2013 TDRs amounted to $142 thousand as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing 2013 TDR loans which were applied to principal and not recognized as interest income amounted to $55 thousand.

Other Real Estate Owned

The carrying value of OREO at December 31, 2014 was $861 thousand and consisted of 3 properties, compared to $114 thousand comprised of 1 property at December 31, 2013. During 2014, 2 properties were added to OREO; there were no sales or subsequent write-downs of OREO during 2014.  In 2013, there were $121 thousand in gains on OREO sales, and $23 thousand of subsequent write downs of OREO.

Allowance for Loan Loss Activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted $27.1 million at December 31, 2014 compared to $27.0 million at December 31, 2013. The allowance for loan losses to total loans ratio was 1.62% at December 31, 2014, compared to 1.77% at December 31, 2013. The decline in the overall allowance to total loan ratio at December 31, 2014 primarily resulted from the increase in the outstanding loan balances and a reduction in specific reserves. Specific reserves declined due to current charge-offs, the majority of which were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values, partially offset by additional reserves for newly impaired loans during the period. Loan growth for the year ended December 31, 2014 was $148.5 million, compared to $164.4 million for 2013. For the year ended December 31, 2014, the Company recorded net charge-offs of $1.2 million compared to $566 thousand for 2013. Provisions made to the allowance for loan losses amounted to $1.4 million and $3.3 million for the years ended December 31, 2014 and 2013, respectively.

Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2014.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(Dollars in thousands)	2014	2013	2012
Balance at beginning of year	$26,967	$24,254	$23,160
Provision charged to operations	1,395	3,279	2,750
Loan recoveries	735	415	519
Less: Loans charged-off	1,976	981	2,175
Balance at end of year	$27,121	$26,967	$24,254

During 2012, the Company purchased a group of residential mortgage loans with a carrying value of $8.0 million at December 31, 2014. These purchased loans were initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non-classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

Changes in the allowance for loan losses by segment for the year ended December 31, 2014, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/13	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	(186)	1,627	(41)	(22)	(19)	36	1,395
Recoveries	21	616	66	—	1	31	735
Less: Charge offs	345	1,363	134	46	27	61	1,976
Ending Balance, 12/31/14	$12,664	$9,245	$3,384	$989	$608	$231	$27,121

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$68	$1,516	$519	$—	$26	$28	$2,157
Loans collectively evaluated for impairment	$12,596	$7,729	$2,865	$989	$582	$203	$24,964

Changes in the allowance for loan losses by segment for the year ended December 31, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/12	$11,793	$7,297	$3,456	$854	$728	$126	$24,254
Provision	1,491	1,658	(41)	111	(52)	112	3,279
Recoveries	96	80	78	128	21	12	415
Less: Charge offs	206	670	—	36	44	25	981
Ending Balance, 12/31/13	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$507	$2,901	$830	$107	$31	$23	$4,399
Loans collectively evaluated for impairment	$12,667	$5,464	$2,663	$950	$622	$202	$22,568

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(5)	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2014	2013
Land	$4,594	$4,594
Buildings, renovations and leasehold improvements	32,556	30,516
Computer software and equipment	6,764	8,088
Furniture, fixtures and equipment	15,548	14,239
Total premises and equipment, before accumulated depreciation	59,462	57,437

Less accumulated depreciation	(29,092)	(27,546)
Total premises and equipment, net of accumulated depreciation	$30,370	$29,891

Total depreciation expense related to premises and equipment amounted to $4.2 million, $3.9 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Total rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.1 million, $910 thousand and $858 thousand, respectively.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.

At December 31, 2014, minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2015	$1,329
2016	1,311
2017	1,104
2018	924
2019	474
Thereafter	3,192
Total minimum lease payments	$8,334

The Company currently collects rent through leases for a small portion of the overall square-footage within its Lowell, MA campus headquarters. Rental income was $153 thousand, $150 thousand and $198 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(6)	Deposits

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2014	2013
Non-interest bearing demand deposits	$470,025	$435,465
Interest bearing checking	253,126	222,837
Savings	149,940	150,215
Money market	631,676	575,825
Certificates of deposit less than $100,000	84,850	95,530
Certificates of deposit of $100,000 or more	93,744	104,553
Total non-brokered deposits (1)	1,683,361	1,584,425

Brokered deposits (2)	85,185	51,567
Total deposits	$1,768,546	$1,635,992

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
(2) Primarily brokered CDs under $100,000.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $1.1 million and $1.4 million at December 31, 2014 and 2013, respectively.

The following table shows the scheduled maturities of certificates of deposit (including brokered deposits with a weighted average remaining life of approximately 2.5 years) with balances less than $100,000 and greater than $100,000 at December 31, 2014:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total
Due in less than twelve months	$93,780	$72,545	$166,325
Due in over one year through two years	13,185	16,858	30,043
Due in over two years through three years	19,703	3,073	22,776
Due in over three years through four years	17,120	498	17,618
Due in over four years through five years	26,019	121	26,140
Due in over five years	228	649	877
Total certificates of deposit	$170,035	$93,744	$263,779

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $628 thousand, $872 thousand and $1.4 million, in 2014, 2013 and 2012, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(7)	Borrowed Funds and Debentures

Borrowed funds and debentures outstanding at December 31 are summarized as follows:

	2014		2013		2012
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Borrowed funds	$58,900	0.30%	$36,534	0.30%	$26,540	0.44%
Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%
Total borrowed funds and debentures	$69,725	1.94%	$47,359	2.72%	$37,365	3.46%

At December 31, 2014, 2013, and 2012, borrowed funds were comprised solely of FHLB borrowings.

FHLB borrowings at December 31, 2014 consisted of $58.0 million in overnight borrowings, with a weighted average rate of 0.30%, and term borrowings of $900 thousand, scheduled to mature within the next two years, had a weighted average rate of 0.53%. These term borrowings, with original maturities of one to two years, are linked to certain outstanding commercial loans under various community investment programs of the FHLB.

Maximum FHLB and other borrowings outstanding at any month end during 2014, 2013, and 2012 were $58.9 million, $57.4 million, and $26.5 million, respectively.

The following table summarizes the average balance and average cost of borrowed funds for the years ended December 31:

	Year ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$12,085	0.31%	$24,385	0.39%	$3,552	1.50%
Other borrowings	28	0.56%	14	0.46%	89	0.27%
Total borrowed funds	$12,113	0.31%	$24,399	0.39%	$3,641	1.47%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or federal funds purchased from correspondent banks.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2014, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $305 million.  In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window up to approximately $75 million. The Bank also has pre-approved borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

2020. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable.

In March 2015, the Company paid off the above Junior Subordinated Debentures using proceeds from the $15.0 million in subordinated debt issued in January 2015, which in turned allowed the Trust to redeem in full the trust preferred securities. See Note 1, “Summary of Significant Accounting Policies,” Item (s) "Subsequent Events" above for further information related to the Company's Junior Subordinated Debentures.

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

Financial instruments with off-balance sheet credit risk at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013
Commitments to originate loans	$33,870	$34,182
Commitments to originate residential mortgages loans for sale	1,471	2,007
Commitments to sell residential mortgage loans	3,842	3,262
Standby letters of credit	19,359	17,116
Unadvanced portions of commercial real estate loans	27,335	11,640
Unadvanced portions of commercial loans and lines	306,745	261,356
Unadvanced portions of construction loans (commercial & residential)	143,016	131,183
Unadvanced portions of home equity lines	64,337	60,281
Unadvanced portions of consumer loans	3,017	3,056

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

The Company originates residential mortgage loans under agreements to sell such loans, and may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan, and are subject to an early payment default period covering the first four payments for certain loan sales.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third-party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the Company creates a loan for the customer with the same criteria associated with similar loans.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Unadvanced portions of loans and lines of credit represent credit extended to customers but not yet drawn upon, and are secured or guaranteed under preexisting loan agreements.  Commercial loans and lines may be collateralized by the assets underlying the borrower’s business such as accounts receivable, equipment, inventory and real property or may be unsecured loans and lines to financially strong borrowers and are generally guaranteed by the principals of the borrower.  Commercial real estate loans are generally secured by the underlying real property and rental agreements. Residential mortgage and home equity loans are secured by the real property financed.  Consumer loans such as installment loans are generally secured by the personal property financed, while credit card loans and overdraft protection lines are generally unsecured.  The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure.

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily reserve requirement included in “Cash and Due from Banks” was approximately $14.3 million and $11.2 million, based on the two week computation periods encompassing December 31, 2014, and 2013, respectively.

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

Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the original capitalization of the Bank of $15.5 million from the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, and net proceeds of $8.8 million from the 2009 Shareholder Subscription Rights Offering and Supplemental Community Offering (the net proceeds from these offerings were contributed to the Bank). Ongoing sources of capital include the retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan and direct stock purchase plan.

Although management believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

to take advantage of future growth and market share opportunities. As of December 31, 2014, the Company has not utilized this shelf registration.

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

Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2014 and 2013, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations. To be categorized as "well capitalized" under prompt corrective action framework, the Company and the Bank must maintain minimum Total and Tier 1 capital ratios, and in the case of the Bank, leverage capital ratios, as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
The Company
Total Capital (to risk weighted assets)	$189,733	11.27%	$134,732	8.00%	$168,415	10.00%
Tier 1 Capital (to risk weighted assets)	167,299	9.93%	67,366	4.00%	101,049	6.00%
Tier 1 Capital (to average assets)*	167,299	8.41%	79,578	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$188,446	11.19%	$134,726	8.00%	$168,407	10.00%
Tier 1 Capital (to risk weighted assets)	166,013	9.86%	67,363	4.00%	101,044	6.00%
Tier 1 Capital (to average assets)	166,013	8.35%	79,544	4.00%	99,430	5.00%
____________________
*For the Bank to qualify as “well capitalized," it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

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
_____________________
*For the Bank to qualify as “well capitalized," it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

In July 2013, the Federal Reserve, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations. As a result of these regulatory changes, beginning January 1, 2015, with a phase in period that extends to January 2019, the Company is subject to changes in the capital ratio calculations and the methodology used to calculate such ratios. For further information on the Basel III requirements see the “Supervision and Regulation” contained in Item 1, "Business" in this Form 10-K.

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

The Company previously maintained a dividend reinvestment plan (the “DRP”).  In July 2014, the DRP was terminated and the Company adopted a new dividend reinvestment plan and direct stock purchase plan (the "DRSPP") The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

and maximums. In 2014, stockholders utilized these plans to invest $1.3 million, and purchased 63,503 shares of the Company’s common stock, the majority of the proceeds were from the dividend reinvestment portion of the plan.
In 2013, stockholders invested $1.2 million, from the dividend reinvestment plan and purchased 69,633 shares of the Company’s common stock.

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

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate in the 401(k) plan.  Vesting for the Company’s 401(k) plan matching contribution is based on years of service with participants becoming 20% vested on January 1st of the year following their date of hire and each subsequent January 1st increasing pro-rata to 100% vesting on January1st following five years of service.  Amounts not distributable to an employee following termination of employment are used to offset plan expenses and the Company's contributions.

Prior to 2014, the Company also had a profit sharing component to the 401(k) plan. In 2014, the profit sharing component of the 401(k) plan was replaced by combining this component with an existing cash-based variable compensation vehicle. For the years ended December 31, 2013 and 2012, the Company’s expense for the profit sharing contribution to the 401(k) plan was $458 thousand and $618 thousand, respectively.

The Company’s expense for the 401(k) plan match (excluding the profit sharing component) was $792 thousand, $692 thousand and $629 thousand, respectively, for the years ended December 31, 2014, 2013, and 2012.

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

The amounts charged to expense for this plan are included in the table below. The Company anticipates accruing an additional $126 thousand to the plan for the year ending December 31, 2015.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(Dollars in thousands)	2014	2013	2012
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,889	$3,181	$3,203
Net periodic benefit cost:
Interest cost	128	157	134
Actuarial loss (gain) (1)	103	(173)	120
Net periodic benefit costs	$231	$(16)	$254

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$2,844	$2,889	$3,181

Funded status:
Accrued liability as of December 31	$(2,844)	$(2,889)	$(3,181)

Discount rate used for benefit obligation	4.50%	5.00%	4.25%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2015	$276
2016	276
2017	276
2018	276
2019	276
2020-2024	1,379

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplement life insurance, through split-dollar life insurance arrangements, which provides a death benefit to the officer’s designated beneficiaries. See Item (j) "Bank Owned Life Insurance" in Note 1, "Summary of Significant Accounting Policies," for further information regarding BOLI.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,576	$1,664	$1,414
Net periodic benefit cost:
Service cost	(38)	2	8
Interest cost	74	74	67
Actuarial loss (gain) (1)	111	(164)	175
Total net period cost (benefit)	$147	$(88)	$250

Benefit obligation at end of year	$1,723	$1,576	$1,664

Funded status:
Accrued liability as of December 31	$(1,723)	$(1,576)	$(1,664)

Discount rate used for benefit obligation	4.50%	5.00%	4.25%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for the postretirement cost of insurance for split dollar insurance coverage are included in the table above. The Company anticipates accruing an additional $73 thousand to the plan for the year ending December 31, 2015.

See Note 11, “Stock-Based Compensation Plans” below, for additional information regarding employee benefits offered in the form of stock option and stock awards.

(11)	Stock-Based Compensation Plans

The Company currently has two individual stock incentive plans: the 2003 plan as amended in 2009, and the 2009 plan as amended in 2012. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2014, 302,893 shares remain available for future grants under the 2009 plan. The 2003 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

Total stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to directors both included in other operating expenses, and was $1.8 million, $1.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $700 thousand, $660 thousand and $507 thousand for the years ended 2014, 2013 and 2012, respectively. No options or other awards of any kind have been granted to consultants.

Stock Option Awards

Options granted in 2013 and 2014 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Options that are outstanding and have been granted under the plans prior to 2013 generally vest ratably over four years. Vested options are only exercisable while the employee remains employed with the Bank and for a limited

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

period thereafter.  For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

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

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, including the fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated.

Stock Option Awards	2014	2013	2012
Options granted	31,229	47,684	68,750
Term in years	10.0	10.0	7.0
Average assumptions used in the model:
Expected volatility	47%	48%	50%
Expected dividend yield	2.88%	2.96%	2.89%
Expected life in years	7.0	7.0	5.5
Risk-free interest rate	2.19%	1.35%	1.37%
Market price on date of grant	$20.29	$16.61	$16.25
Per share weighted average fair value	$8.32	$6.66	$6.33
Fair Value as a percentage of market value at grant date	41%	40%	39%

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Stock option transactions during the year ended December 31, 2014 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2013	417,352	$14.32	3.5	$2,857
Granted	31,229	20.29
Exercised	124,573	14.32
Forfeited/Expired	4,124	13.02
Outstanding December 31, 2014	319,884	$14.92	4.1	$3,303

Vested and Exercisable at December 31, 2014	190,696	$13.43	2.4	$2,254

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2014 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2014, vested and exercisable options totaling 190,696 were in-the money.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2014. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $889 thousand, $1.8 million and $509 thousand in 2014, 2013 and 2012, respectively.  The total intrinsic value of options exercised was $867 thousand, $1.1 million and $151 thousand in 2014, 2013 and 2012, respectively.

The actual tax benefit arising during the period for the tax deduction from the exercise of options was $320 thousand, $25 thousand and $2 thousand in 2014, 2013, and 2012, respectively.

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

Compensation expense recognized in association with the stock option awards amounted to $363 thousand, $422 thousand and $255 thousand for the years ended 2014, 2013 and 2012, respectively.  The total tax benefit recognized related to the stock option expense was $145 thousand, $165 thousand, and $101 thousand for the years ended 2014, 2013, and 2012, respectively.

As of December 31, 2014, there was $513 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

Stock Awards

Stock-based compensation expense recognized in association with the stock awards amounted to $1.1 million for the year ended December 31, 2014, $1.0 million for the year ended December 31, 2013, and $832 thousand for the year ended December 31, 2012.  The total tax benefit recognized related to stock award compensation expense was $458 thousand, $418 thousand, and $332 thousand for the years ended 2014, 2013, and 2012, respectively.

In January 2014, the Company granted 2,142 shares of fully vested stock to employees as anniversary awards at a grant date fair market value of $20.95 per share. There was no fully vested stock awards granted in 2013, and 3,000 fully vested awards were granted in 2012 at a grant date fair market value of $16.25 per share to an executive officer.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

 The table below provides a summary of restricted stock awards granted in the years indicated.

Restricted Stock Awards	2014	2013	2012
Two Year Vesting	6,660	6,146	6,216
Four Year Vesting	19,167	26,660	63,160
Performance-Based Vesting	33,017	47,735	—
Total Restricted Stock Awards	58,844	80,541	69,376

Weighted average grant date fair value	$20.29	$16.43	$16.24

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

The following table sets forth a summary of the activity for the Company’s restricted stock awards.

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Unvested at December 31, 2013	170,365	$15.80	2.2	$3,607
Granted	58,844	20.29
Vested/released	69,319	15.20
Forfeited	2,196	18.39
Unvested at December 31, 2014	157,694	$17.71	2.2	$3,982

As of December 31, 2014, there remained $1.9 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining vesting period of 2.3 years.

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

Total directors' fee expense, included in other operating expenses, amounted to $444 thousand, $356 thousand and $355 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the 2014 expense was stock compensation in lieu of cash fees of $242 thousand, which represented 11,612 shares issued to Directors in

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

January 2015, at a fair market value price of $20.84 per share, which reflected the fair value of the common stock on January 2, 2014. Included in the 2013 expense was stock compensation of $194 thousand, which represented 11,136 shares issued to Directors in January 2014, at a fair market value price of $17.43 per share, which reflected the fair value of the common stock on January 2, 2013. Included in the 2012 expense was stock compensation of $184 thousand, which represented 12,592 shares issued to Directors in January 2013, at a fair market value price of $14.63 per share, which reflected the fair value of the common stock on January 3, 2012.

The total tax benefit recognized related to the expense of Director stock compensation for attendance was $97 thousand, $77 thousand and $74 thousand, for the years ended 2014, 2013 and 2012, respectively.

(12)	Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2014	2013	2012
Current tax expense:
Federal	$5,814	$5,492	$5,368
State	1,681	1,642	1,605
Total current tax expense	7,495	7,134	6,973

Deferred tax expense / (benefit):
Federal	85	(100)	(487)
State	5	(83)	(138)
Total deferred tax expense / (benefit)	90	(183)	(625)

Total income tax expense	$7,585	$6,951	$6,348

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate (34%) to income before taxes as follows:

(Dollars in thousands)	2014	2013	2012
Computed income tax expense at statutory rate	$7,560	$6,963	$6,366
State income taxes, net of federal tax benefit	1,113	1,029	968
Tax exempt income, net of disallowance	(1,060)	(988)	(1,020)
Bank-owned life insurance income, net	(140)	(156)	(171)
Other	112	103	205
Total income tax expense	$7,585	$6,951	$6,348

Effective income tax rate	34.1%	33.9%	33.9%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2014	2013
Deferred tax asset:
Allowance for loan losses	$11,026	$10,959
Depreciation	3,033	2,804
Other-than-temporary impairment on equity securities	168	238
Supplemental employee retirement plans	1,156	1,174
Non-accrual interest	1,440	1,514
Stock-based compensation expense	751	661
Other	97	137
Total	17,671	17,487

Deferred tax liability:
Goodwill	2,140	1,928
Net unrealized gains on investments securities	2,057	1,071
Deferred origination costs	622	561
Total	4,819	3,560

Net deferred tax asset	$12,852	$13,927

Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2014. However, factors, beyond management’s control, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.  In addition, management has the ability to sell any of the equity securities affected by the OTTI charge. A sale of the equity securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past three years, before the ability to carry back losses against these gains expires.

The Company paid total income taxes in 2014, 2013, and 2012 of $7.5 million, $7.3 million, and $6.6 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2014 or December 31, 2013.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2011 through 2014 tax years.

The Company invests in qualified affordable housing projects as a limited partner. In 2014, the Company estimated approximately $71 thousand of Federal Low Income Housing tax credits to be recognized. In 2013, the Company recognized $71 thousand of Federal Low Income Housing tax credits. In 2012, the Company recognized approximately $235 thousand in Federal Historic Rehabilitation tax credits and $35 thousand of Federal Low Income Housing tax credits. The Company anticipates that it will receive additional tax credits related to Federal Low Income Housing Tax Credit program in the amount of $537 thousand which are expected to be realized over the next 8 years.

(13)	Earnings per share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st:

	2014	2013	2012
Basic weighted average common shares outstanding	10,118,762	9,862,678	9,586,783
Dilutive shares	90,481	87,931	73,893
Diluted weighted average common shares outstanding	10,209,243	9,950,609	9,660,676

At December 31, 2014 and 2013 there were an additional 300 and 527 average outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share, due to the exercise price exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$230,790	$—	$230,790	$—
Equity securities	14,275	14,275	—	—
FHLB Stock	3,357	—	—	3,357
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,174	—	—	5,174
Other real estate owned	861	—	—	861

	December 31, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$202,201	$—	$202,201	$—
Equity securities	13,168	13,168	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,542	—	—	6,542
Other real estate owned	114	—	—	114

The Company did not have cause to transfer any assets between the fair value measurement levels during the year ended December 31, 2014 or the year ended December 31, 2013. There were no liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, or December 31, 2013.

All of the Company's fixed income investments and equity securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities, and corporate bonds, as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.” The Company periodically obtains a second price from an impartial third-party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures.  See the discussion regarding FHLB stock in Note 1, “Summary of Significant Accounting Policies,” under Item (d) "Restricted Investments," above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at December 31, 2014 amounted to $1.7 million compared to $3.2 million at December 31, 2013.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  There were no gains realized on the sale of OREO in 2014. There were $121 thousand in gains on OREO sales in 2013 and a subsequent write-down of $23 thousand was recorded during that period.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2014.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$3,357	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$5,174	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$861	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third-party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at December 31, 2014 and December 31, 2013 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At December 31, 2014 and December 31, 2013, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2014 and December 31, 2013 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2014 and December 31, 2013.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2014 and December 31, 2013 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$2,371	$2,381	$—	$2,381	$—
Loans, net	1,645,483	1,668,863	—	—	1,668,863
Financial liabilities:
Certificates of deposit (including brokered)	263,779	262,774	—	262,774	—
Borrowed funds	58,900	58,899	—	58,899	—
Junior subordinated debentures	10,825	13,017	—	—	13,017

	December 31, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,255	$1,255	$—	$1,255	$—
Loans, net	1,497,089	1,516,809	—	—	1,516,809
Financial liabilities:
Certificates of deposit (including brokered)	251,650	250,045	—	250,045	—
Borrowed funds	36,534	36,535	—	36,535	—
Junior subordinated debentures	10,825	11,358	—	—	11,358

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(15)Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash	$699	$729
Investment in subsidiaries	176,946	161,580
Other assets	510	233
Total assets	$178,155	$162,542

Liabilities and Stockholders’ Equity

Liabilities
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Other liabilities	10	13
Total liabilities	11,205	11,208

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,207,943 issued and outstanding at December 31, 2014 (including 157,694 shares of unvested participating restricted awards) and 9,992,560 shares issued and outstanding at December 31, 2013 (including 170,365 shares of unvested participating restricted awards)	102	100
Additional paid-in capital	57,130	52,936
Retained earnings	105,951	96,153
Accumulated other comprehensive income	3,767	2,145
Total stockholders’ equity	166,950	151,334

Total liabilities and stockholders’ equity	$178,155	$162,542

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Equity in undistributed net income of subsidiaries	$13,744	$13,571	$10,910
Dividends distributed by subsidiaries	1,850	950	2,350
Total income	15,594	14,521	13,260

Interest expense	1,177	1,177	1,177
Other operating expenses	194	225	171
Total operating expenses	1,371	1,402	1,348

Income before income taxes	14,223	13,119	11,912
Benefit from income taxes	(428)	(410)	(463)

Net income	$14,651	$13,529	$12,375

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$14,651	$13,529	$12,375
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,744)	(13,571)	(10,910)
Payment from subsidiary bank for stock compensation expense	1,704	1,652	1,253
Changes in:
Other assets	(277)	9	(145)
Other liabilities	(3)	10	(2)
Net cash provided by operating activities	2,331	1,629	2,571

Cash flows from financing activities:
Cash dividends paid	(4,853)	(4,535)	(4,215)
Proceeds from issuance of common stock	1,283	1,239	1,274
Proceeds from exercise of stock options	889	1,829	509
Tax benefit from exercise of stock options	320	25	2
Net cash used in financing activities	(2,361)	(1,442)	(2,430)

Net (decrease) increase in cash and cash equivalents	(30)	187	141

Cash and cash equivalents, beginning of year	729	542	401

Cash and cash equivalents, end of year	$699	$729	$542

The Parent Company’s Statements of Comprehensive Income and Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(16)	Quarterly Results of Operations (Unaudited)

	2014
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$18,231	$18,780	$19,394	$20,068
Interest expense	1,317	1,328	1,302	1,296
Net interest income	16,914	17,452	18,092	18,772
Provision for loan losses	200	200	765	230
Net interest income after provision for loan losses	16,714	17,252	17,327	18,542

Non-interest income	2,991	3,137	3,325	3,360
Net gains on sales of investment securities	488	127	215	789
Non-interest expense	14,825	15,445	15,115	16,646
Income before income taxes	5,368	5,071	5,752	6,045
Provision for income taxes	1,862	1,757	1,921	2,045
Net income	$3,506	$3,314	$3,831	$4,000

Basic earnings per share	$0.35	$0.33	$0.38	$0.39
Diluted earnings per share	$0.35	$0.32	$0.37	$0.39

	2013
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$17,193	$17,458	$17,946	$18,525
Interest expense	1,374	1,331	1,313	1,313
Net interest income	15,819	16,127	16,633	17,212
Provision for loan losses	783	534	583	1,379
Net interest income after provision for loan losses	15,036	15,593	16,050	15,833

Non-interest income	3,159	3,085	3,085	3,224
Net gains on sales of investment securities	480	468	83	208
Non-interest expense	13,454	14,461	13,781	14,128
Income before income taxes	5,221	4,685	5,437	5,137
Provision for income taxes	1,788	1,606	1,904	1,653
Net income	$3,433	$3,079	$3,533	$3,484

Basic earnings per share	$0.35	$0.31	$0.36	$0.35
Diluted earnings per share	$0.35	$0.31	$0.35	$0.35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP

Boston, Massachusetts
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:
We have audited Enterprise Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Boston, Massachusetts
March 13, 2015

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 122 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2014) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.	Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 5, 2015, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report. For additional information on availability of the Company’s corporate governance guidelines, see the section titled “Company Website," contained in Item 1, "Business," to this Form 10-K.

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

10.2	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.4.1
Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.4.2
Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17, 2009).

10.4.3
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

10.5
Enterprise Bancorp, Inc. Dividend Reinvestment and Direct Stock Purchase Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-197504), filed on August 8, 2014, appearing under the heading “The Plan.”

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

10.18.1
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, including information regarding performance based vesting schedule for 2013 grants to named executive officers, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013.

10.18.2
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, including information regarding performance based vesting schedule for 2014 grants to named executive officers, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 24, 2014.

10.19.1	Enterprise Bank 2013 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on March 22, 2013.

10.19.2	Enterprise Bank 2014 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on March 21, 2014.

10.20	Form of Subordinated Note Purchase Agreement dated January 30, 2015, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 3, 2015.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a—14(a).

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a—14(a).

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a—14(b).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 were formatted in XBRL (eXtensible Business Reporting Language):

(i)    Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013,
(ii)    Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and
(vi)    Notes to Consolidated Financial Statements.

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

ENTERPRISE BANCORP, INC.
Date: March 13, 2015	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 13, 2015
George L. Duncan

/s/ Gino J. Baroni	Director	March 13, 2015
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 13, 2015
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 13, 2015
John R. Clementi

/s/ James F. Conway, III	Director	March 13, 2015
James F. Conway, III

/s/ Carole A. Cowan	Director	March 13, 2015
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 13, 2015
Normand E. Deschene

/s/ Lucy A. Flynn	Director	March 13, 2015
Lucy A. Flynn

/s/ John T. Grady, Jr.	Director	March 13, 2015
John T. Grady, Jr.

/s/ Eric W. Hanson	Director	March 13, 2015
Eric W. Hanson

/s/ John P. Harrington	Director	March 13, 2015
John P. Harrington

/s/ Mary Jane King	Director	March 13, 2015
Mary Jane King

/s/ John A. Koutsos	Director	March 13, 2015
John A. Koutsos

/s/ Arnold S. Lerner	Director, Vice Chairman	March 13, 2015
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 13, 2015
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 13, 2015
Jacqueline F. Moloney

/s/ Luis M. Pedroso	Director	March 13, 2015
Luis M. Pedroso

/s/ Michael T. Putziger	Director	March 13, 2015
Michael T. Putziger

/s/ Carol L. Reid	Director	March 13, 2015
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 13, 2015
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 13, 2015
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 13, 2015
Michael K. Sullivan