Form 10-Q
period 2015-03-31
ENTERPRISE BANCORP INC /MA/
filed 2015-05-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 10,325,963 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$55,314	$30,044
Interest-earning deposits	35,846	10,102
Total cash and cash equivalents	91,160	40,146
Investment securities at fair value	240,068	245,065
Federal Home Loan Bank Stock	4,239	3,357
Loans held for sale	1,125	2,371
Loans, less allowance for loan losses of $27,803 at March 31, 2015, and $27,121 at December 31, 2014	1,654,317	1,645,483
Premises and equipment	30,070	30,370
Accrued interest receivable	7,001	6,733
Deferred income taxes, net	12,368	12,852
Bank-owned life insurance	16,415	16,315
Prepaid income taxes	—	770
Prepaid expenses and other assets	6,311	13,110
Goodwill	5,656	5,656
Total assets	$2,068,730	$2,022,228
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,865,294	$1,768,546
Borrowed funds	900	58,900
Subordinated debt	14,810	10,825
Accrued expenses and other liabilities	15,322	16,441
Income taxes payable	632	—
Accrued interest payable	284	566
Total liabilities	$1,897,242	$1,855,278
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,323,539 shares issued and outstanding at March 31, 2015 (including 148,490 shares of unvested participating restricted awards), and 10,207,943 shares issued and outstanding at December 31, 2014 (including 157,694 shares of unvested participating restricted awards)	103	102
Additional paid-in-capital	58,529	57,130
Retained earnings	108,292	105,951
Accumulated other comprehensive income	4,564	3,767
Total stockholders’ equity	$171,488	$166,950
Total liabilities and stockholders’ equity	$2,068,730	$2,022,228

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest and dividend income:
Loans and loans held for sale	$18,574	$17,176
Investment securities	1,225	1,022
Other interest-earning assets	32	33
Total interest and dividend income	19,831	18,231
Interest expense:
Deposits	992	1,001
Borrowed funds	21	22
Subordinated debt	372	294
Total interest expense	1,385	1,317
Net interest income	18,446	16,914
Provision for loan losses	625	200
Net interest income after provision for loan losses	17,821	16,714
Non-interest income:
Investment advisory fees	1,177	1,104
Deposit and interchange fees	1,154	1,198
Income on bank-owned life insurance, net	100	108
Net gains on sales of investment securities	900	488
Gains on sales of loans	156	73
Other income	546	508
Total non-interest income	4,033	3,479
Non-interest expense:
Salaries and employee benefits	9,581	9,074
Occupancy and equipment expenses	1,960	1,696
Technology and telecommunications expenses	1,417	1,262
Advertising and public relations expenses	730	586
Audit, legal and other professional fees	359	349
Deposit insurance premiums	293	265
Supplies and postage expenses	258	264
Investment advisory and custodial expenses	46	138
Other operating expenses	1,566	1,191
Total non-interest expense	16,210	14,825
Income before income taxes	5,644	5,368
Provision for income taxes	2,024	1,862
Net income	$3,620	$3,506

Basic earnings per share	$0.35	$0.35
Diluted earnings per share	$0.35	$0.35

Basic weighted average common shares outstanding	10,243,044	10,030,111
Diluted weighted average common shares outstanding	10,310,474	10,119,266

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net income	$3,620	$3,506
Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	2,107	1,488
Income tax expense	(724)	(542)
Net unrealized holding gains, net of tax	1,383	946
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	900	488
Income tax expense	(314)	(170)
Reclassification adjustment for gains realized, net of tax	586	318

Total other comprehensive income	797	628
Comprehensive income	$4,417	$4,134

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	$102	$57,130	$105,951	$3,767	$166,950
Net income			3,620		3,620
Other comprehensive income, net				797	797
Tax benefit from exercise of stock options		4			4
Common stock dividend paid ($0.125 per share)			(1,279)		(1,279)
Common stock issued under dividend reinvestment and stock purchase plan	—	368			368
Stock-based compensation	1	647			648
Stock options exercised, net	—	380			380
Balance at March 31, 2015	$103	$58,529	$108,292	$4,564	$171,488

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$3,620	$3,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	625	200
Depreciation and amortization	1,389	1,384
Stock-based compensation expense	488	481
Mortgage loans originated for sale	(6,729)	(3,537)
Proceeds from mortgage loans sold	8,131	3,480
Net gains on sales of loans	(156)	(73)
Net gains on sales of OREO	(154)	—
Net gains on sales of investments	(900)	(488)
Income on bank-owned life insurance, net	(100)	(108)
Changes in:
Accrued interest receivable	(268)	(202)
Prepaid expenses and other assets	6,807	(3,900)
Deferred income taxes	74	—
Accrued expenses and other liabilities	(228)	(1,506)
Subordinated debt issuance costs	(190)	—
Accrued interest payable	(282)	(302)
Net cash provided by (used in) operating activities	12,127	(1,065)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	10,151	2,064
Net purchases from FHLB capital stock	(882)	—
Proceeds from maturities, calls and pay-downs of investment securities	6,443	11,905
Purchase of investment securities	(9,877)	(7,204)
Net increase in loans	(9,459)	(24,508)
Additions to premises and equipment, net	(786)	(745)
Proceeds from OREO sales and payments	901	—
Net cash used in investing activities	(3,509)	(18,488)
Cash flows from financing activities:
Net increase in deposits	96,748	42,574
Net decrease in borrowed funds	(58,000)	(29,050)
Repayment of subordinated debt	(10,825)	—
Proceeds from issuance of subordinated debt	15,000	—
Cash dividends paid	(1,279)	(1,201)
Proceeds from issuance of common stock	368	302
Proceeds from the exercise of stock options	380	493
Tax benefit from the exercise of stock options	4	3
Net cash provided by financing activities	42,396	13,121

Net increase (decrease) in cash and cash equivalents	51,014	(6,432)
Cash and cash equivalents at beginning of period	40,146	53,733
Cash and cash equivalents at end of period	$91,160	$47,301

Supplemental financial data:
Cash Paid For: Interest	$1,667	$1,619
Cash Paid For: Income Taxes	587	620

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	2,237	95
 See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto contained in the 2014 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.  The Company has not changed its reporting policies from those disclosed in its 2014 Annual Report on Form 10-K.

The Company’s unaudited consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank and its subsidiaries.

The Bank’s subsidiaries include Enterprise Insurance Services, LLC and Enterprise Investment Services, LLC, organized under the laws of the State of Delaware for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company has 22 full service branches serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, and deposit and cash management services. The Company also offers investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (“FASB”), at December 31, 2014, the Company carried Junior Subordinated Debentures as a liability on its consolidated interim financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the “Trust”) created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, were excluded from the Company’s consolidated interim financial statements. In March 2015, the Company redeemed in full the Junior Subordinated Debentures, which in turned allowed the Trust to redeem in full the trust preferred securities. The Company also dissolved the Trust in April 2015. See Note 5, “Borrowed Funds and Subordinated Debt” below for further information on the Company’s subordinated debt.

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

(b) Critical Accounting Estimates

In preparing the unaudited consolidated interim financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These assumptions and estimates affect the reported values of assets and liabilities as of the balance sheet date and income and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.

As discussed in the Company’s 2014 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1,“Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K for significant accounting policies. The Company has not changed its significant accounting policies from those disclosed in its 2014 Annual Report filed on Form 10-K.

(c) Reporting Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale, net of deferred income taxes. Pursuant to Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the “non-interest income” subheading on the line item “net gains on sales of investment securities” and the related income tax expense is included in the line item “provision for income taxes,” both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading “reclassification adjustment for net gains included in net income.”

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to purchase certain levels of FHLB capital stock at par value in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

In conjunction with the other-than-temporary-impairment (“OTTI”) review on available-for-sale investments (See Note 2, “Investments,” for additional information), management also regularly reviews its holdings of FHLB stock for OTTI. Based on management’s periodic review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2015.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2011 through 2014 tax years.

(f) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities are required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company early adopted this ASU as of January 1, 2015 in relation to the Company's Fixed-to-Floating Rate Subordinated Notes issued in January 2015. The adoption did not have a material impact on the Company's financial statements or results of operations.

In January 2014, the FASB ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to reduce diversity of practice by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, such that the loan should be removed, and the real estate property recognized, on the financial statements. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in collateralized residential mortgage loans that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. As this ASU primarily offers clarification of existing standards and added disclosures, the adoption of this ASU in the first quarter of 2015 did not have a material impact on the Company's financial statements or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for such investments using the proportional amortization method if certain conditions are met. The investor must recognize any subsequent impairment loss when it is more likely than not that the carrying amount of the investment will not be realized. Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that must be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. A reporting entity must disclose information that enables users of its financial statements to understand the nature of such investments and the effect of the measurement, and the related tax credits, on its financial position and results of operations. The amendments in this ASU are to be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. The adoption by the Company of this ASU in the first quarter of 2015 did not have a material impact on the Company's financial statements or results of operations.

For information regarding recent accounting pronouncements not yet adopted by the Company, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Recent Accounting Pronouncements.”

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$59,535	$912	$—	$60,447
Federal agency mortgage backed securities (MBS) (1)	84,914	1,429	303	86,040
Municipal securities	72,674	1,956	47	74,583
Corporate bonds	8,068	130	4	8,194
Total fixed income securities	225,191	4,427	354	229,264
Equity investments	7,845	2,962	3	10,804
Total available for sale securities, at fair value	$233,036	$7,389	$357	$240,068

	December 31, 2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$59,518	$318	$24	$59,812
Federal agency mortgage backed securities (MBS) (1)	88,303	1,015	516	88,802
Municipal securities	72,113	2,157	66	74,204
Corporate bonds	7,937	61	26	7,972
Total fixed income securities	227,871	3,551	632	230,790
Equity investments	11,370	3,071	166	14,275
Total available for sale securities, at fair value	$239,241	$6,622	$798	$245,065

__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/Collateralized Mortgage Obligations (“CMOs”) investments owned by the Company are backed by residential mortgages.

Included in the carrying amount of the federal agency MBS category were CMOs totaling $12.5 million and $13.3 million at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio (approximately 16%) invested in individual common stock of entities in the financial services industry.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the three months ended March 31, 2015 and 2014, the Company did not record any fair value impairment charges on its investments. As of March 31, 2015, there were a total of 26 investments (fixed income and equity), with a fair market value of $25.9 million, in an unrealized loss position totaling $357 thousand, including unrealized losses of $310 thousand that have been temporarily impaired for 12 months or longer. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management does not consider these investments to be other-than-temporarily impaired at March 31, 2015, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing the Company’s federal agency MBS investments and federal agency obligations, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At March 31, 2015, the Company’s corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at March 31, 2015 of total fixed income investments was as follows:

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$—	—%	$42,765	1.41%	$16,770	2.13%	$—	—%
MBS	—	—%	5,178	3.08%	1,646	1.94%	78,090	2.16%
Municipal securities	3,999	2.96%	24,625	3.29%	25,022	3.78%	19,028	4.06%
Corporate bonds	150	0.47%	4,763	1.64%	3,155	2.89%	—	—%
Total fixed income securities	$4,149	2.87%	$77,331	2.13%	$46,593	3.06%	$97,118	2.53%

At fair value:
Total fixed income securities	$4,195		$78,792		$47,808		$98,469

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds totaling $39.1 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these early payment factors when evaluating the interest rate risk in the Company’s asset-liability management program.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the “FRB”).  The fair value of securities pledged as collateral for these purposes was $229.3 million at March 31, 2015.

See Note 9, “Fair Value Measurements,” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

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

See Note 4, “Allowance for Loan Losses,” for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses.

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial real estate	$860,765	$862,747
Commercial and industrial	413,183	402,994
Commercial construction	169,264	168,044
Total commercial loans	1,443,212	1,433,785
Residential mortgages	148,909	149,959
Home equity loans and lines	81,852	80,018
Consumer	9,855	10,708
Total retail loans	240,616	240,685

Gross loans	1,683,828	1,674,470
Deferred loan origination fees, net	(1,708)	(1,866)
Total loans	1,682,120	1,672,604
Allowance for loan losses	(27,803)	(27,121)
Net loans	$1,654,317	$1,645,483

Loan Categories

- Commercial loans:

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years.  Variable interest rate loans have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.  Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

Construction lenders work to cultivate long-term relationships with established commercial developers. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies.  Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years.

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $63.5 million at March 31, 2015 and $65.3 million at December 31, 2014.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

- Residential loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation homes, or investment properties.  Loan to value limits vary, generally from 75% for multi-family, owner occupied properties, up to 97% for single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

Loans serviced for others

At March 31, 2015 and December 31, 2014, the Company was servicing residential mortgage loans owned by investors amounting to $19.2 million and $19.3 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $46.4 million and $44.8 million at March 31, 2015 and December 31, 2014, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial real estate	$265,206	$276,657
Residential mortgages	106,054	107,906
Home equity	15,661	15,677
Total loans pledged to FHLB	$386,921	$400,240

(4)	Allowance for Loan Loss

While the Company manages its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Allowance for probable loan losses methodology

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses.  The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired, and general reserves for larger groups of homogeneous loans, which are collectively evaluated relying on a combination of qualitative and quantitative factors that may affect credit quality of the pool.

There have been no material changes to the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2014 Annual Report on Form 10-K.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 4 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the 2014 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

The balances of loans as of March 31, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$14,662	$846,103	$860,765
Commercial and industrial	10,968	402,215	413,183
Commercial construction	2,711	166,553	169,264
Residential	449	148,460	148,909
Home equity	179	81,673	81,852
Consumer	49	9,806	9,855
Deferred Fees	—	(1,708)	(1,708)
Total loans	$29,018	$1,653,102	$1,682,120

The balances of loans as of December 31, 2014 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,003	$847,744	$862,747
Commercial and industrial	10,901	392,093	402,994
Commercial construction	2,675	165,369	168,044
Residential	465	149,494	149,959
Home equity	180	79,838	80,018
Consumer	28	10,680	10,708
Deferred Fees	—	(1,866)	(1,866)
Total loans	$29,252	$1,643,352	$1,672,604

Credit quality indicators

Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors internal credit quality indicators such as the risk classification of individual loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators. However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

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

Loans classified as substandard include those loans characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.  These loans are inadequately protected by the sound net worth and paying capacity of the borrower; repayment has become increasingly reliant on collateral liquidation or reliance on guarantees; credit weaknesses are well-defined; and, borrower cash flow is insufficient to meet required debt service specified in loan terms and to meet other obligations, such as trade debt and tax payments.

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

	March 31, 2015
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$13,114	$1,173	$19	$846,459	$860,765
Commercial and industrial	11,268	97	56	401,762	413,183
Commercial construction	2,794	—	—	166,470	169,264
Residential	870	—	—	148,039	148,909
Home equity	453	—	—	81,399	81,852
Consumer	59	14	—	9,782	9,855
Total gross loans	$28,558	$1,284	$75	$1,653,911	$1,683,828

	December 31, 2014
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,409	$1,188	$19	$850,131	$862,747
Commercial and industrial	11,298	51	57	391,588	402,994
Commercial construction	2,759	—	—	165,285	168,044
Residential	1,133	—	—	148,826	149,959
Home equity	464	—	—	79,554	80,018
Consumer	48	—	—	10,660	10,708
Total gross loans	$27,111	$1,239	$76	$1,646,044	$1,674,470

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Total adversely classified loans amounted to 1.78% of total loans at March 31, 2015, as compared to 1.70% at December 31, 2014. At March 31, 2015, as compared to December 31, 2014, adversely classified balances increased slightly, primarily due to net increases in substandard commercial real estate, partially offset by additional credit upgrades and paydowns within the commercial and residential portfolios during the period.

Past due and non-accrual loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the judgment of management, the collectability of both principal and interest is reasonably assured. Additionally, deposit accounts overdrawn for 90 or more days are included in the consumer non-accrual balances below.

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at March 31, 2015
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$3,706	$29	$10,324	$14,059	$846,706	$860,765
Commercial and industrial	1,417	—	6,437	7,854	405,329	413,183
Commercial construction	1,551	—	485	2,036	167,228	169,264
Residential	671	—	503	1,174	147,735	148,909
Home equity	256	—	233	489	81,363	81,852
Consumer	11	8	53	72	9,783	9,855
Total gross loans	$7,612	$37	$18,035	$25,684	$1,658,144	$1,683,828

Balance at December 31, 2014
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,471	$1,235	$9,714	$12,420	$850,327	$862,747
Commercial and industrial	1,184	101	5,950	7,235	395,759	402,994
Commercial construction	—	—	447	447	167,597	168,044
Residential	1,328	370	763	2,461	147,498	149,959
Home equity	29	—	245	274	79,744	80,018
Consumer	94	1	17	112	10,596	10,708
Total gross loans	$4,106	$1,707	$17,136	$22,949	$1,651,521	$1,674,470

At March 31, 2015 and December 31, 2014, all loans 90 days or more past due were carried as non-accrual. Included in the consumer non-accrual balances in the table above were $11 thousand and $1 thousand of overdraft deposit account balances 90 days or more past due at March 31, 2015 and December 31, 2014, respectively. Non-accrual loans which were not adversely classified amounted to $227 thousand at March 31, 2015 and $211 thousand at December 31, 2014. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The increase in non-accrual balances at March 31, 2015, as compared to December 31, 2014, was primarily in the commercial real estate ($610 thousand) and commercial and industrial ($487 thousand) portfolios due primarily to several commercial relationships designated non-accrual during the period, partially offset by paydowns and upgrades. The increase in loans

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

30-59 days past due occurred primarily within the commercial portfolios at March 31, 2015, with the majority of these loans having subsequent payments made by mid-April.

The ratio of non-accrual loans to total loans amounted to 1.07% at March 31, 2015, 1.02% at December 31, 2014, and 1.10% at March 31, 2014.

At March 31, 2015, additional funding commitments for loans on non-accrual status totaled $240 thousand. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion.

Impaired loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring ("TDR") loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. An impaired or TDR loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured. In the case of TDR loans having had a modified interest rate, that rate must be at, or greater than, a market rate for a similar credit at the time of modification for an upgrade to be considered.

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 4 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the 2014 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $29.0 million and $29.3 million at March 31, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $11.2 million and $12.5 million at March 31, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $17.8 million and $16.7 million as of March 31, 2015 and December 31, 2014, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at March 31, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,927	$14,662	$14,464	$198	$165
Commercial and industrial	12,101	10,968	5,635	5,333	1,951
Commercial construction	2,901	2,711	1,146	1,565	528
Residential	530	449	449	—	—
Home equity	181	179	47	132	22
Consumer	50	49	—	49	49
Total	$32,690	$29,018	$21,741	$7,277	$2,715

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Balance at December 31, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,182	$15,003	$14,800	$203	$68
Commercial and industrial	11,991	10,901	5,461	5,440	1,516
Commercial construction	2,862	2,675	1,150	1,525	519
Residential	537	465	465	—	—
Home equity	183	180	—	180	26
Consumer	28	28	—	28	28
Total	$32,783	$29,252	$21,876	$7,376	$2,157

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$15,479	$45	$14,158	$50
Commercial and industrial	11,256	34	10,828	38
Commercial construction	2,624	26	3,305	26
Residential	459	—	759	—
Home equity	179	1	108	—
Consumer	49	—	24	—
Total	$30,046	$106	$29,182	$114

At March 31, 2015, additional funding commitments for impaired loans totaled $285 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled debt restructures

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest) which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loan balances above, as of March 31, 2015 and December 31, 2014, were $18.7 million and $19.5 million, respectively. TDR loans on accrual status amounted to $10.6 million and $11.9 million at March 31, 2015 and December 31, 2014, respectively. TDR loans included in non-performing loans amounted to $8.0 million and $7.5 million at March 31, 2015 and December 31, 2014, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

At March 31, 2015, additional funding commitments for TDR loans totaled $54 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Loans modified as troubled debt restructurings during the three month period ended March 31, 2015 are detailed below.

Three months ended March 31, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	4	869	869
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	4	$869	$869

There were no subsequent charge-offs associated with the TDRs noted in the table above during the three months ended March 31, 2015. At March 31, 2015, there were specific reserves of $61 thousand allocated to the TDRs entered into during the 2015 period as management considered it likely that the majority of principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the three months ended March 31, 2015 amounted to $1 thousand.

There were no loans modified as TDRs within the 12 month period previous to March 31, 2015 for which there was a subsequent payment default during the three months ended March 31, 2015.

Loans modified as troubled debt restructurings during the three month period ended March 31, 2014 are detailed below.

	Three months ended March 31, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$453	$446
Commercial and industrial	2	70	68
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	3	$523	$514

There were no subsequent charge-offs associated with the TDRs noted in the table above during the three months ended March 31, 2014. At March 31, 2014, there were no specific reserves allocated to the TDRs entered into during the 2014 period, as management considered it likely that the principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the three months ended March 31, 2014 amounted to $8 thousand.

There were no loans modified as TDRs within the 12 month period previous to March 31, 2014 for which there was a subsequent payment default during the three months ended March 31, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned (“OREO”)

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

The carrying value of OREO at March 31, 2015 was $114 thousand and consisted of one property, and as of December 31, 2014 was $861 thousand and consisted of three properties.

There were no additions to, or subsequent write downs of, OREO during the three months ended March 31, 2015. There were two sales of OREO resulting in $154 thousand in net gains on sales during the three months ended March 31, 2015. There were no sales or subsequent write downs of OREO during the three months ended March 31, 2014.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $27.8 million at March 31, 2015, compared to $27.1 million at December 31, 2014, and $26.2 million at March 31, 2014. The allowance for loan losses to total loans ratio was 1.65% at March 31, 2015 compared to 1.62% at December 31, 2014 and 1.69% at March 31, 2014. The increase in the overall allowance to total loan ratio at March 31, 2015 primarily resulted from the increase in specific reserves. Specific reserves increased due primarily to additional reserves for newly impaired loans and changes in underlying collateral values during the period.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2015.

Changes in the allowance for loan losses by segment for the three months ended March 31, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2014	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	78	530	11	(29)	7	28	625
Recoveries	5	84	13	—	—	8	110
Less: Charge offs	—	17	—	—	—	36	53
Ending Balance at March 31, 2015	$12,747	$9,842	$3,408	$960	$615	$231	$27,803
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$165	$1,951	$528	$—	$22	$49	$2,715
Allotted to loans collectively evaluated for impairment	$12,582	$7,891	$2,880	$960	$593	$182	$25,088

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the three months ended March 31, 2014 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2013	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	(101)	118	96	119	(19)	(13)	200
Recoveries	—	26	—	—	—	12	38
Less: Charge offs	203	812	—	—	—	18	1,033
Ending Balance at March 31, 2014	$12,870	$7,697	$3,589	$1,176	$634	$206	$26,172
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$214	$2,051	$847	$156	$19	$21	$3,308
Allotted to loans collectively evaluated for impairment	$12,656	$5,646	$2,742	$1,020	$615	$185	$22,864

(5)	Borrowed Funds and Subordinated Debt

Borrowed funds consisted of FHLB borrowings of $900 thousand at March 31, 2015, compared to $58.9 million at December 31, 2014.

The Company also carried subordinated debt of $14.8 million at March 31, 2015, and $10.8 million at December 31, 2014.

The subordinated debt carried at March 31, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Notes”) issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030, (the “Maturity Date”) and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Note issuance costs were $190 thousand, and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs and are being amortized over the life of the Notes.

In March 2000, Enterprise (MA) Capital Trust I (the “Trust”), a subsidiary of Enterprise Bancorp, issued $10.5 million of 10.875% trust preferred securities that mature in 2030 and were callable, at a premium. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debt Securities (the "Debt") that mature in 2030 and were callable; this comprised the subordinate debt carried at December 31, 2014.

In March 2015, the Company redeemed the Debt in full using proceeds from the $15.0 million in Notes issued in January 2015, which in turned allowed the Trust to redeem in full the trust preferred securities.

(6)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation agreements with two of its active executive officers, and one former executive officer who currently works on a part time basis. These agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined “benefit age.” The Company has not recognized service costs in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

Total net periodic benefit cost, comprised of interest cost only, was $31 thousand for the three months ended March 31, 2015, compared to $36 thousand for the three months ended March 31, 2014.

Benefits paid amounted to $69 thousand for both the three month periods ended March 31, 2015 and March 31, 2014. The Company anticipates accruing an additional $94 thousand to the plan during the remainder of 2015.

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

This plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “accumulated postretirement benefit obligation,” which is the present value of the post-retirement benefits associated with this arrangement.

The total net periodic benefit cost, which was comprised primarily of interest costs, amounted to $18 thousand for both the three months ended March 31, 2015 and March 31, 2014.

(7)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2014 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to directors included in other operating expenses.  Total stock-based compensation expense was $488 thousand for the three months ended March 31, 2015, compared to $481 thousand for the three months ended March 31, 2014.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $97 thousand for the three months ended March 31, 2015, compared to $104 thousand for the three months ended March 31, 2014.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted in 2015 and 2014.

	Three Months Ended March 31
	2015	2014
Options granted	27,115	31,229
Term in years	10	10
Average assumptions used in the fair value model:
Expected volatility	47%	47%
Expected dividend yield	2.89%	2.88%
Expected life in years	7	7
Risk-free interest rate	1.95%	2.19%
Market price on date of grant	$21.03	$20.29
Per share weighted average fair value	$8.51	$8.32
Fair value as a percentage of market value at grant date	40%	41%

Options granted during the first three months of 2015 and 2014 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee’s employment is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 11 “Stock-Based Compensation Plans” in the Company’s 2014 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $309 thousand for the three months ended March 31, 2015 compared to $308 thousand for the three months ended March 31, 2014.

In January 2014, the Company granted 2,142 shares of fully vested stock to employees as anniversary awards at a grant date fair market value of $20.95 per share. There were no fully vested stock awards granted in in the three months ended March 31, 2015.

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

The table below provides a summary of restricted stock awards granted in 2015 and 2014.

	Three Months Ended March 31
Restricted Stock Awards	2015	2014
Two Year Vesting	7,276	6,660
Four Year Vesting	17,181	19,167
Performance-Based Vesting	30,262	33,017
Total Restricted Stock Awards	54,719	58,844

Weighted average grant date fair value	$21.03	$20.29

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to directors’ fees amounted to $82 thousand for the three months ended March 31, 2015, compared to $69 thousand for the three months ended March 31, 2014, and is included in other operating expenses. In January 2015, directors were issued 11,612 shares of common stock in lieu of 2014 annual cash fees of $242 thousand at a market value price of $20.84 per share, the market value of the common stock on the opt-in measurement date of January 2, 2014.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	10,243,044	10,030,111
Dilutive shares	67,430	89,155
Diluted weighted average common shares outstanding	10,310,474	10,119,266

For the three months ended March 31, 2015, there were no stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.

(9)	Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$229,264	$—	$229,264	$—
Equity securities	10,804	10,804	—	—
FHLB stock	4,239	—	—	4,239
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	4,497	—	—	4,497
Other real estate owned	114	—	—	114

	December 31, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$230,790	$—	$230,790	$—
Equity securities	14,275	14,275	—	—
FHLB stock	3,357	—	—	3,357
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,174	—	—	5,174
Other real estate owned	861	—	—	861

The Company did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2015, or the year ended December 31, 2014. There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, or December 31, 2014.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at March 31, 2015 amounted to $2.0 million compared to $1.7 million at December 31, 2014.

When OREO property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. There were two sales of OREO resulting in $154 thousand in net gains on sales and no subsequent write downs of OREO during the three months ended March 31, 2015. There were no sales or subsequent write downs of OREO during the three months ended March 31, 2014.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2015.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$4,239	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$4,497	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$114	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at March 31, 2015 and December 31, 2014 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements. At March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on March 31, 2015 and December 31, 2014 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2015 and December 31, 2014.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2015 and December 31, 2014 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,125	$1,129	$—	$1,129	$—
Loans, net	1,654,317	1,675,818	—	—	1,675,818
Financial liabilities:
Certificates of deposit (including brokered)	298,295	297,862	—	297,862	—
Borrowed funds	900	900	—	900	—
Subordinated debt	14,810	14,138	—	—	14,138

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$2,371	$2,381	$—	$2,381	$—
Loans, net	1,645,483	1,668,863	—	—	1,668,863
Financial liabilities:
Certificates of deposit (including brokered)	263,779	262,774	—	262,774	—
Borrowed funds	58,900	58,899	—	58,899	—
Subordinated debt	10,825	13,017	—	—	13,017

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

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as “Enterprise,” “us,” “we” or “our”) unaudited consolidated interim financial statements and notes thereto contained in this report and the consolidated financial statements and notes thereto contained in the Company’s 2014 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q (“Form 10-Q”) including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The forward-looking statements in this report are based on information available to the Company as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made in this Form 10-Q: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased cyber-security risk and identity theft could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC including in Item 1A of the Company’s 2014 Annual Report on Form 10-K, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

The Company continues to focus on organic growth while planning for our future by investing in our branch network and other facilities, technology, progressive product capabilities and, most importantly, in our Enterprise team, our customers and our communities.

Net income for the three months ended March 31, 2015 amounted to $3.6 million, an increase of $114 thousand, or 3%, compared to the same three-month period in 2014. Diluted earnings per share was $0.35 for both the three months ended March 31, 2015 and March 31, 2014.

The increase in 2015 first quarter earnings compared to 2014 was largely driven by our growth over the last 12 months. This growth continues to be driven by the collective efforts and contributions of our dedicated Enterprise team, active community involvement, relationship building and a customer-focused mindset, market expansion, and ongoing enhancement of our state-of-the-art product and service offerings.

Net income for the March 2015 quarter included approximately $480 thousand in non-recurring expenses related to the redemption in full of $10.5 million of Trust Preferred Securities, which had an interest rate of 10.875%. During the quarter, we issued $15.0 million in Subordinated Notes, at a rate of 6% for the first 10 years, which replaced the Trust Preferred Securities. The net result of the issuance of the lower interest rate Subordinated Notes and the redemption in full of the Trust Preferred Securities is expected to result in a net cumulative pre-tax savings of approximately $1.7 million over the next 10 years.

The Company's growth has contributed to increases in net interest income and non-interest expenses in the first quarter of 2015, as compared to the same period in 2014. Net income in the first quarter of 2015, as compared to the 2014 period was also impacted by an increase in net gains on sales of investment securities, a higher loan loss provision, and the expenses related to the redemption of the Trust Preferred Securities.

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

Net interest income for the three months ended March 31, 2015 amounted to $18.4 million, an increase of $1.5 million, or 9%, compared to the same period in 2014. This increase in net interest income was due primarily to loan growth, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $148.4 million for the three months ended March 31, 2015, compared to the same 2014 period average. Margin was 3.95% for the quarter ended March 31, 2015, which is down from the quarterly margins of 4.01% for December 31, 2014, and 4.02% for March 31, 2014.

For the quarters ended March 31, 2015 and 2014, the provision for loan losses amounted to $625 thousand and $200 thousand, respectively. Loan growth for the three months ended March 31, 2015 was $9.5 million, compared to $23.5 million during the three months ended March 31, 2014. Total non-performing loans as a percentage of total loans declined to 1.07% at March 31, 2015, compared to 1.10% at March 31, 2014. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.7 million at March 31, 2015, compared to $3.3 million at March 31, 2014. For the three months ended March 31, 2015, the Company recorded net recoveries of $57 thousand compared to $995 thousand in net charge-offs for the same period ended March 31, 2014. The majority of these 2014 charge-offs were previously allocated specific reserves on commercial relationships which contributed to the lower provision for loan losses in 2014. During the first quarter of 2015, the Company recorded additional specific reserves on impaired commercial relationships of approximately $560 thousand, which contributed to the higher 2015 provision for loan losses. The allowance for loan losses to total loans ratio was 1.65% at March 31, 2015, 1.62% at December 31, 2014, and 1.69% at March 31, 2014.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended March 31, 2015 amounted to $4.0 million, an increase of $554 thousand, or 16%, compared to the same period in 2014. The increase in non-interest income for the quarter resulted primarily from increases in net gains on sales of investment securities. Also in the current quarter, miscellaneous other income was impacted primarily by a net loss on the Company's Capital Trust subsidiary due to the write-off of debt issuance costs related to the Trust Preferred Securities, partially offset by gains on sales of other real estate owned.

Non-interest expense for the quarter ended March 31, 2015 amounted to $16.2 million, an increase of $1.4 million, or 9%, compared to the same period in the prior year. Increased expenses over the prior year related to salaries and benefits, occupancy, technology, and advertising and public relations were due primarily to the Company's strategic growth initiatives. The current quarter also included increased miscellaneous other expenses due to the prepayment fees associated with the redemption of the Trust Preferred Securities.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks to provide additional funding sources and to aid in the Company's asset liability and interest rate risk positioning. Additionally, funding for the Company may be generated through the issuance of debt securities or equity transactions including the dividend reinvestment and direct stock purchase plan, exercise of stock options, and occasionally the sale of new stock. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of interest earning assets, amounted to $240.1 million at March 31, 2015, and comprised 12% of total assets at both March 31, 2015 and December 31, 2014. Since December 31, 2014, investments have decreased $5.0 million, or 2%.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial loans.  Total loans increased $9.5 million, or 1%, since December 31, 2014 and amounted to $1.68 billion at March 31, 2015, comprising 81% of total assets at March 31, 2015 and 83% of assets at December 31, 2014. Total commercial loans amounted to $1.44 billion, or 86% of gross loans, at March 31, 2015, which was consistent with the composition at December 31, 2014.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through "higher cost" deposits (comprised of money market accounts, commercial tiered rate or "investment savings" accounts and term certificates of deposit) and wholesale funding (brokered deposits and borrowed funds).

At March 31, 2015, total deposits, excluding brokered deposits, amounted to $1.75 billion, an increase of $62.6 million, or 4%, from December 31, 2014 balances. Non-brokered deposit growth since December 31, 2014 was noted primarily within the checking and savings categories.

Wholesale funding amounted to $120.3 million at March 31, 2015, compared to $144.1 million at December 31, 2014, a decrease of $23.8 million. Wholesale funding included FHLB advances of $900 thousand and $58.9 million at March 31, 2015 and December 31, 2014, respectively, and brokered deposits of $119.4 million and $85.2 million at March 31, 2015 and December 31, 2014, respectively. Overnight FHLB advance balances have declined since year end as deposits have grown and the Company has utilized longer-term brokered CDs as an alternative strategic funding source.

Opportunities and Risks

The Company’s ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company’s continued success in differentiating itself in the market place and its ability to strengthen its competitive position.
Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. National and larger regional banks have a local presence in the Company’s market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, and non-bank payment and funding channels.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines, and the cost of compliance with new government regulations have and are expected to continue to have an impact on the regional competitive market. Along with the recent low interest rate environment, the Company faces increasing competition within its marketplace on the pricing of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building relationships, rather than chasing individual transactions or easing loan terms. In addition, advances in, and the increased use of, technology, such as internet and mobile banking, non-bank payment channels, electronic transaction processing and cyber-security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with an in-depth understanding of our markets, committed to open and honest communication with clients and dedicated to active community service. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and by taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company’s core values, including significant and active community involvement, which has led to a strong referral network with local business and community leaders. Management believes the Company's community service reputation and culture positions the Company to be a leading provider of banking, investment advisory and wealth management, trust and insurance services in its growing market area.

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, ancillary services and state-of-the-art delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

The Company's investment services, including advisory, customized investment management, trust and brokerage services, provide for additional income diversification. The Company's investment advisory and services channels derive their revenues primarily from investment management fees based on assets under management and not product commissions. Management believes that the Company's investment services are distinguished from the competition by a client-centric open architecture approach in which clients work with a dedicated portfolio manager to hand-select funds with styles that match the client's investment goals. The Company's investment advisory team consists of licensed professionals adept in a number of financial and investment disciplines dedicated to providing personalized investment service to each client. The Company's goal is to design and maintain portfolios that provide the income, growth potential, and risk tolerances that match the clients' comfort levels and exceeds their financial expectations.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, ongoing improvements and renovations of existing facilities and the ongoing development of recently added branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Any prolonged deterioration of the general economic environment in the national or local New England economy could have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, and other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a downturn in the economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses.”

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

In addition, a sustained low interest rate environment could negatively impact the Company's net interest income and results of operation. Interest rate risk is reviewed in more detail under the heading Item 3A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2015, and the recently adopted changes to the regulatory capital framework, see the section entitled "Capital Resources" contained in this Item 2 below. At March 31, 2015, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

In addition, any further changes in government regulation or oversight, including, but not limited to the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act, new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, and the phase-in rules under Basel III, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, potentially influence the Company's business decisions, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry as a whole.

Compliance risk includes the threat of fines, civil money penalties, lawsuits and restricted growth opportunities resulting from violations and/or non-conformance with laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards.  The Company maintains a Compliance Management Program (CMP) designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.  The Audit Committee of the Board of Directors oversees the effectiveness of the CMP.

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

The Company has developed Incident Response Policy and Procedures in order to guide the actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involves a computer system or a computer network such as Denial of Service attacks, Corporate Account Takeover schemes, or an event that has potentially compromised customer's non-public personal information. Additionally, an event that disrupts one of the Bank’s service channels, whether as a result of a security incident or not, is also considered an incident requiring a response under this program. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services and information.

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

This Opportunities and Risks discussion should be read in conjunction with Item 1A “Risk Factors,” and the section titled "Opportunities and Risk" contained in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company’s 2014 Annual Report on Form 10-K, which address numerous other factors and details that could adversely affect the Company’s reputation, its future results of operations and financial condition.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company’s 2014 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2014 Annual Report on Form 10-K.

Financial Condition

Total assets increased $46.5 million, or 2%, since December 31, 2014, to $2.07 billion at March 31, 2015.  The balance sheet composition and changes since December 31, 2014 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 4% of total assets at March 31, 2015, compared to 2% at December 31, 2014. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At March 31, 2015, the carrying value of the investment portfolio amounted to $240.1 million a decrease of $5.0 million, or 2%, since December 31, 2014.

The following table summarizes investments at the dates indicated:

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$60,447	25.2%	$59,812	24.4%	$47,476	22.7%
Federal agency mortgage backed securities (MBS)(1)	86,040	35.8%	88,802	36.2%	77,460	37.0%
Municipal securities	74,583	31.1%	74,204	30.3%	64,926	31.0%
Corporate bonds	8,194	3.4%	7,972	3.3%	5,969	2.9%
Total fixed income securities	229,264	95.5%	230,790	94.2%	195,831	93.6%
Equity investments	10,804	4.5%	14,275	5.8%	13,323	6.4%
Total available for sale investments at fair value	$240,068	100.0%	$245,065	100.0%	$209,154	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were CMOs totaling $12.5 million, $13.3 million, and $16.4 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

During the three months ended March 31, 2015, the total principal pay downs, calls and maturities amounted to $6.4 million, a decrease of $5.5 million over the same period in the prior year, primarily as a result of more investments being called in 2014. In addition, management sold investment securities, primarily municipal securities and equity investments, with an amortized cost of approximately $10.2 million realizing net gains on sales of $900 thousand. Equity investments were sold in order to capitalize on market opportunities, and short duration tax-exempt municipal securities were sold and replaced with longer duration tax-exempt municipal securities to improve investment portfolio returns. During the period, these funds were utilized to purchase $10.8 million in securities.

Net unrealized gains on the investment portfolio amounted to $7.0 million at March 31, 2015 compared to $5.8 million at December 31, 2014 and $4.2 million at March 31, 2014.  The Company attributes the increase in net unrealized gains in the current period primarily to the impact of decreases in current market yields and an increase in portfolio duration. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.

See also Note 2, “Investment Securities,” and Note 9, “Fair Value Measurements,” to the Company’s unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company’s unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.2 million for the period ended March 31, 2015, $3.4 million at December 31, 2014 and $4.3 million at March 31, 2014.

See Note 1, "Summary of Significant Accounting Policies," Item (d), “Restricted Investments,” to the Company’s unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 81% of total assets as of March 31, 2015, compared to 83% at December 31, 2014.  Total loans increased $9.5 million, or 1%, compared to December 31, 2014, and $134.6 million, or 9%, since March 31, 2014.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$860,765	51.1%	$862,747	51.6%	$829,545	53.6%
Commercial and industrial	413,183	24.5%	402,994	24.1%	370,787	23.9%
Commercial construction	169,264	10.1%	168,044	10.0%	136,358	8.8%
Total commercial loans	1,443,212	85.7%	1,433,785	85.7%	1,336,690	86.3%
Residential mortgages	148,909	8.8%	149,959	8.9%	131,822	8.5%
Home equity loans and lines	81,852	4.9%	80,018	4.8%	72,640	4.7%
Consumer	9,855	0.6%	10,708	0.6%	7,926	0.5%
Total retail loans	240,616	14.3%	240,685	14.3%	212,388	13.7%

Gross loans	1,683,828	100.0%	1,674,470	100.0%	1,549,078	100.0%
Deferred fees, net	(1,708)		(1,866)		(1,509)
Total loans	1,682,120		1,672,604		1,547,569
Allowance for loan losses	(27,803)		(27,121)		(26,172)
Net loans	$1,654,317		$1,645,483		$1,521,397

Commercial real estate loans decreased $2.0 million as of March 31, 2015, compared to December 31, 2014, and increased 4% compared to March 31, 2014.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties.

Commercial and industrial loans increased by $10.2 million, or 3%, since December 31, 2014, and increased 11% as compared to March 31, 2014.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs (“SBA”) and loans under various programs and agencies.

Commercial construction loans increased by $1.2 million, or 1%, since December 31, 2014, and increased 24% as compared to March 31, 2014. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances are consistent with the balances at December 31, 2014 and have increased by $28.2 million, or 13%, since March 31, 2014.  The increase was primarily within the residential mortgage portfolio.

At March 31, 2015, commercial loan balances participated out to various banks amounted to $46.4 million compared to $44.8 million at December 31, 2014, and $49.4 million at March 31, 2014.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Commercial loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $63.5 million, $65.3 million and $47.9 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank.

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

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants a concession on the terms that would otherwise not be considered.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  TDR loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

An impaired or TDR loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured. In the case of TDR loans having had a modified interest rate, that rate must be at, or greater than, a market rate for a similar credit at the time of modification for an upgrade to be considered.

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

Asset Quality

At March 31, 2015 and December 31, 2014, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $29.9 million and $28.4 million, respectively. Adversely classified balances increased slightly at March 31, 2015 as compared to December 31, 2014, primarily due to net increases in substandard commercial real estate, partially offset by additional credit upgrades, and paydowns within the commercial and residential portfolios during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $12.1 million at March 31, 2015 and $11.5 million at December 31, 2014.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $17.8 million and $16.9 million at March 31, 2015 and December 31, 2014, respectively.  Non-accrual loans which were not adversely classified amounted to $227 thousand and $211 thousand at March 31, 2015 and December 31, 2014, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial real estate	$10,324	$9,714	$8,880
Commercial and industrial	6,437	5,950	5,598
Commercial construction	485	447	1,038
Residential	503	763	1,236
Home equity	233	245	273
Consumer	42	16	9
Total non-accrual loans	18,024	17,135	17,034
Overdrafts > 90 days past due	11	1	4
Total non-performing loans	18,035	17,136	17,038
OREO	114	861	114
Total non-performing assets	$18,149	$17,997	$17,152
Total Loans	$1,682,120	$1,672,604	$1,547,569
Accruing TDR loans not included above	$10,640	$11,943	$11,030
Delinquent loans 60-89 day past due	$37	$1,707	$363
Non-performing loans to total loans	1.07%	1.02%	1.10%
Non-performing assets to total assets	0.88%	0.89%	0.92%
Loans 60-89 days past due to total loans	—%	0.10%	0.02%
Adversely classified loans to total loans	1.78%	1.70%	1.70%
Allowance for loan losses	$27,803	$27,121	$26,172
Allowance for loan losses to non-performing loans	154.16%	158.27%	153.61%
Allowance for loan losses to total loans	1.65%	1.62%	1.69%

Total impaired loans amounted to $29.0 million and $29.3 million at March 31, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $11.2 million and $12.5 million at March 31, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $17.8 million and $16.7 million as of March 31, 2015 and December 31, 2014, respectively.

In management’s opinion, the majority of impaired loan balances at March 31, 2015 and December 31, 2014 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at March 31, 2015, impaired loans totaling $21.7 million required no specific reserves and impaired loans totaling $7.3 million required specific reserve allocations of $2.7 million.  At December 31, 2014, impaired loans totaling $21.9 million required no specific reserves and impaired loans totaling $7.4 million required specific reserve allocations of $2.2 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of March 31, 2015 and December 31, 2014 were $18.7 million and $19.5 million, respectively.  TDR loans on accrual status amounted to $10.6 million and $11.9 million at March 31, 2015 and December 31, 2014, respectively. TDR loans included in non-performing loans amounted to $8.0 million and $7.5 million at March 31, 2015 and December 31, 2014, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at March 31, 2015 and December 31, 2014 was $114 thousand and $861 thousand, respectively, and consisted of one property and three properties, at those respective dates. There were no additions to, or subsequent write downs of, OREO during the three months ended March 31, 2015. There were two sales of OREO resulting in $154 thousand in net gains on sales during the three months ended March 31, 2015. During the three months ended March 31, 2014, there were no sales or subsequent impairment write-downs on OREO.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to “regulatory problem assets” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience as well as the qualitative factors identified above.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

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

For the quarters ended March 31, 2015 and 2014, the provision for loan losses amounted to $625 thousand and $200 thousand, respectively. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.7 million at March 31, 2015, compared to $3.3 million at March 31, 2014. For the three months ended March 31, 2015, the Company recorded net recoveries of $57 thousand compared to $995 thousand in net charge-offs for the same period ended March 31, 2014. The majority of these 2014 charge-offs were previously allocated specific reserves on commercial relationships which contributed to the lower provision for loan losses in 2014. During the first quarter of 2015, the Company increased specific reserves on impaired relationships by $558 thousand which contributed to the higher 2015 provision for loan losses. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.65% at March 31, 2015, 1.62% at December 31, 2014, and 1.69% at March 31, 2014.
Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2015.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of year	$27,121	$26,967

Provision charged to operations	625	200
Recoveries on charged-off loans:
Commercial real estate	5	—
Commercial and industrial	84	26
Commercial construction	13	—
Residential	—	—
Home equity	—	—
Consumer	8	12
Total recoveries	110	38
Charged-off loans
Commercial real estate	—	203
Commercial and industrial	17	812
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	36	18
Total Charged off	53	1,033

Net loans (recovered)/charged-off	(57)	995
Ending Balance	$27,803	$26,172
Annualized net loans (recovered) charged-off: Average loans outstanding	(0.01)%	0.26%

Refer to “Credit Risk," "Asset Quality” and “Allowance for Loan Losses” contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Company’s 2014 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$483,768	25.9%	$470,025	26.6%	$423,462	25.2%
Interest bearing checking	283,365	15.2%	253,126	14.3%	226,427	13.5%
Total checking	767,133	41.1%	723,151	40.9%	649,889	38.7%

Savings	166,891	9.0%	149,940	8.5%	153,212	9.1%
Money markets	632,975	33.9%	631,676	35.7%	592,406	35.3%
Total savings/money markets	799,866	42.9%	781,616	44.2%	745,618	44.4%

Certificates of deposit	178,939	9.6%	178,594	10.1%	197,956	11.8%
Total non-brokered deposits	$1,745,938	93.6%	$1,683,361	95.2%	$1,593,463	94.9%

Brokered deposits	119,356	6.4%	85,185	4.8%	85,103	5.1%
Total deposits	$1,865,294	100.0%	$1,768,546	100.0%	$1,678,566	100.0%

As of March 31, 2015, deposits, excluding brokered deposits, increased $62.6 million, or 4%, since December 31, 2014, and $152.5 million, or 10%, since March 31, 2014. Non-brokered deposit growth since December 31, 2014 was noted primarily within the checking and savings categories.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks.  Brokered deposits were comprised of brokered CDs at March 31, 2015, December 31, 2014, and March 31, 2014. Brokered CDs increased $34.2 million, or 40%, during the first three months of 2015. Brokered CDs outstanding at March 31, 2015 had a weighted average remaining life of approximately 1.9 years.

Borrowed Funds and Subordinated Debt

Borrowed funds consisted of FHLB borrowings of $900 thousand at March 31, 2015, compared to $58.9 million at December 31, 2014 and $7.5 million March 31, 2014. Borrowed fund balances have declined since year end as deposits have grown and the Company has utilized brokered CDs as an alternative strategic funding source.

At March 31, 2015, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $350.0 million and capacity to borrow from the FRB Discount Window of approximately $75.0 million.

The Company also had $14.8 million of outstanding subordinated debt at March 31, 2015. At both December 31, 2014 and March 31, 2014, the Company had $10.8 million in subordinated debt.

The subordinated debt carried at March 31, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the “Notes”) issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the “Maturity Date”) and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Debt issuances costs were $190 thousand, and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

In March 2000, the Trust, issued $10.5 million of 10.875% trust preferred securities that mature in 2030 and were callable, at a premium. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Debt that matures in 2030 and were callable; this comprised the subordinate debt carried at December 31, 2014 and March 31, 2014.

In March 2015, the Company paid off the above Debt using proceeds from the $15.0 million in Notes issued in January 2015, which in turned allowed the Trust to redeem in full the trust preferred securities.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  The Company’s liquidity policies are set and monitored by the Company’s Asset-Liability Committee of the Board of Directors ("ALCO").  The Company’s asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At March 31, 2015, the Company’s wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

The Company has in the past also increased capital and liquidity by offering shares of the Company’s common stock for sale to the general public.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of March 31, 2015, both the Company and the Bank qualify as “well capitalized” under applicable regulations of, Basel III, the Federal Reserve Board, and the FDIC.

The Company began implementing the new regulatory requirements under Basel III in the first quarter of 2015. The current regulatory requirements, and the Company’s and the Bank's actual capital amounts and ratios are presented as of March 31, 2015 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$198,768	11.68%	$136,175	8.00%	$170,219	10.00%
Tier 1 Capital (to risk weighted assets)	$161,269	9.47%	$102,132	6.00%	$136,175	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$161,269	7.96%	$81,059	4.00%	N/A	N/A	*
Common equity tier 1 capital to risk weighted assets	$161,269	9.47%	$76,599	4.50%	$110,643	6.50%

The Bank
Total Capital (to risk weighted assets)	$193,978	11.40%	$136,175	8.00%	$170,219	10.00%
Tier 1 Capital (to risk weighted assets)	$171,289	10.06%	$102,131	6.00%	$136,175	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$171,289	8.46%	$81,026	4.00%	$101,282	5.00%
Common equity tier 1 capital to risk weighted assets	$171,289	10.06%	$76,599	4.50%	$110,642	6.50%

__________________________________________
* For the Bank to qualify as “well capitalized," it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

Under Basel III, capital ratio requirements for all banking organizations have increased and includes a “capital conservation buffer,” which is being phased in through 2019, and is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Although community banks began complying with the Basel III rules on January 1, 2015, as previously noted above, there is a phase in period for several aspects, including the capital conservation buffer, that begins in January 2016 and extends to January 2019.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank after the full phase-in period are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	—%	4.0%
Common Equity Tier 1 Risk Based to risk weighted assets	4.5%	2.5%	7.0%

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration statement of common stock, rights or preferred stock with the SEC for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of March 31, 2015, the Company has not utilized this shelf registration statement.

The Company previously maintained a dividend reinvestment plan for shareholders of the Company (the "DRP").  In July 2014, that DRP was terminated and the Company adopted a new dividend reinvestment plan and direct stock purchase plan (the "DRSPP"). The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. Shareholders utilized these plans to invest $368 thousand through March 31, 2015, into 16,996 shares of the Company’s common stock. The majority of the proceeds received from the purchase of such shares were from the dividend reinvestment portion of the plan.

For the three months ended March 31, 2015, the Company paid $1.3 million in cash dividends. On April 21, 2015, the Company announced a quarterly dividend of $0.125 per share to be paid on June 1, 2015 to shareholders of record as of May 11, 2015. The quarterly dividend represents a 4.2% increase over the 2014 dividend rate.

Investment Assets Under Management

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, “investment advisory services”).  The market values of the related managed assets are affected by fluctuations in the financial markets. Also included in the investment assets under management total are customers’ commercial sweep arrangements that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Investment advisory and management services	$553,918	$528,718	$538,391
Brokerage and management services	153,061	144,396	133,557
Total investment advisory assets	706,979	673,114	671,948
Commercial sweep accounts	810	1,490	3,310
Investment assets under management	$707,789	$674,604	$675,258

Investment assets under management have increased $33.2 million, or 5%, since December 31, 2014 and have increased $32.5 million, or 5%, since March 31, 2014.  The increase since year end is attributable primarily to asset growth from new business.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.84 billion at March 31, 2015, $2.76 billion at December 31, 2014, and $2.61 billion at March 31, 2014. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Unless otherwise indicated, the reported results are for the three months ended March 31, 2015 with the “comparable period,” “prior year” and “prior period” being the three months ended March 31, 2014. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2015 net income amounted to $3.6 million compared to $3.5 million for the same period in 2014, an increase of $114 thousand, or 3%.  Diluted earnings per share were $0.35 for both the three months ended March 31, 2015 and March 31, 2014.

The Company’s growth has contributed to increases in net interest income and non-interest expenses in the current year compared to the same period in 2014. Net income in the first quarter of 2015 was also impacted by an increase in net gains on sales of investment securities, a higher loan loss provision, and the expenses related to the redemption in full of the Trust Preferred Securities as compared to the 2014 period.

Net Interest Income

The Company’s net interest income for the three months ended March 31, 2015 was $18.4 million compared to $16.9 million for the three months ended March 31, 2014, an increase of $1.5 million, or 9%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company’s year-to-date margin was 3.95% for the three months ended March 31, 2015, compared to 4.02% in the comparable 2014 period. The quarterly margin for December 31, 2014 was 4.01%.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,398	$1,666	$(284)	$16
Investment securities	203	168	21	14
Other interest earning assets (1)	(1)	25	(15)	(11)
Total interest earnings assets	1,600	1,859	(278)	19

Interest Expense
Interest checking, savings and money market	(22)	47	(71)	2
Certificates of deposit	(43)	(32)	(15)	4
Brokered CDs	56	108	(32)	(20)
Borrowed funds	(1)	(4)	3	—
Subordinated debt	78	197	(71)	(48)
Total interest-bearing deposits, borrowed funds and debentures	68	316	(186)	(62)
Change in net interest income	$1,532	$1,543	$(92)	$81
_________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2015 and 2014.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2015			Three months ended March 31, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,683,330	$18,574	4.51%	$1,534,939	$17,176	4.59%
Investments (3)	237,612	1,225	2.64%	211,718	1,022	2.60%
Other interest earning assets(4)	22,287	32	0.58%	12,882	33	1.05%
Total interest earnings assets	1,943,229	19,831	4.24%	1,759,539	18,231	4.33%
Other assets	91,953			86,025
Total assets	$2,035,182			$1,845,564

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$1,037,120	520	0.20%	$954,411	542	0.23%
Certificates of deposit	178,296	251	0.57%	200,366	294	0.60%
Brokered CDs	111,739	221	0.80%	67,596	165	0.99%
Borrowed funds	24,596	21	0.34%	30,669	22	0.30%
Subordinated debt	18,120	372	8.20%	10,825	294	10.88%
Total interest-bearing funding	1,369,871	1,385	0.41%	1,263,867	1,317	0.42%

Net interest rate spread			3.83%			3.91%
Demand deposits	480,574	—		416,465	—
Total deposits, borrowed funds and debentures	1,850,445	1,385	0.30%	1,680,332	1,317	0.32%
Other liabilities	15,425			11,938
Total liabilities	1,865,870			1,692,270
Stockholders’ equity	169,312			153,294
Total liabilities and stockholders’ equity	$2,035,182			$1,845,564
Net interest income		$18,446			$16,914
Net interest margin (tax equivalent)			3.95%			4.02%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $518 thousand and $569 thousand for the periods ended March 31, 2015 and March 31, 2014 respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $19.8 million for the three months ended March 31, 2015, an increase of $1.6 million, or 9%, compared to the prior period.  The increase resulted primarily from an increase of $183.7 million, or 10%, in the average balance of interest earning assets, partially offset by a net 9 basis point decline in the yield on interest earning assets.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $18.6 million, an increase of $1.4 million, or 8%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $148.4 million, or 10%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.51% for the three months ended March 31, 2015, a decline of 8 basis points since the same period in 2014, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $1.2 million, an increase of $203 thousand, or 20%, compared to the same period in 2014. This increase resulted from an increase in the average balance of investment securities by $25.9 million, or 12%, and to a lesser extent, an increase in investment yields of 4 basis points due primarily to a shift from shorter duration securities to longer duration securities as part of the Bank's investment strategy.

Interest Expense

For the three months ended March 31, 2015, total interest expense amounted to $1.4 million, an increase of $68 thousand, or 5%, compared to the prior period.  The increase resulted primarily from the issuance of $15.0 million in Notes in January 2015 and the redemption in full of the Company's $10.8 million Debt in March 2015.

Interest expense on CDs amounted to $251 thousand, a decrease of $43 thousand, or 15%, over the comparable period. The decrease was due to decreases in the average balances, and to a lesser extent a decline in rates over the comparable period. The average balances of CDs decreased $22.1 million, or 11%, and the average cost decreased 3 basis points to 0.57% for the three months ended March 31, 2015 compared to the same prior period in 2014.

Interest expense on brokered CDs amounted to $221 thousand, an increase of $56 thousand, or 34%, over the comparable period, primarily due to increased average balances, partially offset by a decrease in rates of 19 basis points. The average balances increased by $44.1 million, or 65%, compared to the 2014 period.

Interest expense on subordinated debt amounted to $372 thousand, an increase of $78 thousand, or 27%, over the same period in 2014. This increase was primarily due to an increase in average balances, partially offset by decline in the average rate. Average balances increased $7.3 million, or 67%, due to the timing of the issuance of the Notes versus the redemption in full of the Debt. The average rate declined to 8.2%, primarily due to the lower rate of 6% on the Notes issued in January 2015.

For the three months ended March 31, 2015, the average balance of non-interest bearing demand deposits increased $64.1 million, or 15%, as compared to the same period in 2014.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 27% and 25% of total average deposit balances for the three months ended March 31, 2015 and 2014, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $625 thousand for the three months ended March 31, 2015, an increase of $425 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2014 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended March 31, 2015 amounted to $4.0 million, an increase of $554 thousand, or 16%, as compared to the three months ended March 31, 2014.  The significant changes are discussed below.

•	Net gains on sales of investment securities increased $412 thousand, or 84%. Investment sales are typically driven by market opportunities.

•
Other income increased $38 thousand, or 7%, primarily due to gains on the sales of other real estate owned. Other income was also impacted by the redemption of the Trust Preferred Securities, due primarily to a net loss ($192 thousand) on the Trust from the write-off of debt issuance costs.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2015 amounted to $16.2 million, an increase of $1.4 million, or 9%, compared to the same period in 2014.  The significant changes are discussed below.

•
Salaries and employee benefits increased by $507 thousand, or 6%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period.

•
Occupancy and equipment expenses increased $264 thousand, or 16%, primarily due to the expansion of our main headquarters in Lowell, increased utility costs, snow removal costs, and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $155 thousand, or 12%, primarily as a result of investments to support our strategic growth and network infrastructure, improve our service capabilities and enhance business continuity.

•	Advertising and public relations increased $144 thousand, or 25%, primarily due to increased costs to support the Company's expansion and business development efforts.

•	Other non-interest expense increased $375 thousand, or 31%, due primarily to the prepayment fees ($285 thousand) associated with the redemption of the Trust Preferred Securities.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU will align more closely GAAP income statement presentation guidance with International Audit Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. The amendments in this ASU are expected to be effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of the ASU on the Company's financial statements and results of operations.

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

Net interest margin has declined slightly during the first quarter of 2015 as loans are repricing lower and investment portfolio cash flow is being reinvested at lower rates due to a flattening of the yield curve. Additional margin compression may occur if the yield curve continues to flatten while the cost of deposits remains at the same level.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  At March 31, 2015, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

Item 4 -Controls and Procedures

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended March 31, 2015) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2015.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2015.

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

10.1	Form of Subordinated Note Purchase Agreement dated January 30, 2015, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 3, 2015.

10.2	Enterprise Bank 2015 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2015.

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*	The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 were formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014;
(iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2015;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and
(vi) Notes to Unaudited Consolidated Interim Financial Statements.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 8, 2015	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)