Form 10-Q
period 2015-06-30
ENTERPRISE BANCORP INC /MA/
filed 2015-08-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition for "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of August 3, 2015, there were 10,344,646 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$55,172	$30,044
Interest-earning deposits	60,489	10,102
Total cash and cash equivalents	115,661	40,146
Investment securities at fair value	260,969	245,065
Federal Home Loan Bank Stock	4,239	3,357
Loans held for sale	1,325	2,371
Loans, less allowance for loan losses of $28,162 at June 30, 2015 and $27,121 at December 31, 2014	1,708,384	1,645,483
Premises and equipment	30,461	30,370
Accrued interest receivable	6,880	6,733
Deferred income taxes, net	13,570	12,852
Bank-owned life insurance	16,516	16,315
Prepaid income taxes	778	770
Prepaid expenses and other assets	6,038	13,110
Goodwill	5,656	5,656
Total assets	$2,170,477	$2,022,228
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,959,498	$1,768,546
Borrowed funds	1,316	58,900
Subordinated debt	14,815	10,825
Accrued expenses and other liabilities	22,287	16,441
Accrued interest payable	253	566
Total liabilities	$1,998,169	$1,855,278
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,343,351 shares issued and outstanding at June 30, 2015 (including 147,421 shares of unvested participating restricted awards), and 10,207,943 shares issued and outstanding at December 31, 2014 (including 157,694 shares of unvested participating restricted awards)	103	102
Additional paid-in-capital	59,317	57,130
Retained earnings	110,517	105,951
Accumulated other comprehensive income	2,371	3,767
Total stockholders' equity	$172,308	$166,950
Total liabilities and stockholders' equity	$2,170,477	$2,022,228

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest and dividend income:
Loans and loans held for sale	$18,957	$17,707	$37,531	$34,883
Investment securities	1,223	1,051	2,448	2,073
Other interest-earning assets	43	22	75	55
Total interest and dividend income	20,223	18,780	40,054	37,011
Interest expense:
Deposits	1,019	1,025	2,011	2,026
Borrowed funds	1	8	22	30
Subordinated debt	233	295	605	589
Total interest expense	1,253	1,328	2,638	2,645
Net interest income	18,970	17,452	37,416	34,366
Provision for loan losses	1,225	200	1,850	400
Net interest income after provision for loan losses	17,745	17,252	35,566	33,966
Non-interest income:
Investment advisory fees	1,209	1,145	2,386	2,249
Deposit and interchange fees	1,214	1,261	2,368	2,459
Income on bank-owned life insurance, net	101	106	201	214
Net gains on sales of investment securities	456	127	1,356	615
Gains on sales of loans	128	75	284	148
Other income	784	550	1,330	1,058
Total non-interest income	3,892	3,264	7,925	6,743
Non-interest expense:
Salaries and employee benefits	10,098	9,324	19,679	18,398
Occupancy and equipment expenses	1,749	1,597	3,709	3,293
Technology and telecommunications expenses	1,378	1,334	2,795	2,596
Advertising and public relations expenses	809	771	1,539	1,357
Audit, legal and other professional fees	382	492	741	841
Deposit insurance premiums	297	289	590	554
Supplies and postage expenses	252	255	510	519
Investment advisory and custodial expenses	89	128	135	266
Other operating expenses	1,213	1,255	2,779	2,446
Total non-interest expense	16,267	15,445	32,477	30,270
Income before income taxes	5,370	5,071	11,014	10,439
Provision for income taxes	1,855	1,757	3,879	3,619
Net income	$3,515	$3,314	$7,135	$6,820

Basic earnings per share	$0.34	$0.33	$0.69	$0.68
Diluted earnings per share	$0.34	$0.32	$0.69	$0.67

Basic weighted average common shares outstanding	10,331,485	10,124,372	10,287,509	10,077,502
Diluted weighted average common shares outstanding	10,394,496	10,204,976	10,352,730	10,162,187

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$3,515	$3,314	$7,135	$6,820
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding (losses) gains on investments arising during the period	(2,938)	1,700	(831)	3,188
Income tax benefit (expense)	1,042	(620)	318	(1,162)
Net unrealized holding (losses) gains, net of tax	(1,896)	1,080	(513)	2,026
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	456	127	1,356	615
Income tax expense	(159)	(49)	(473)	(219)
Reclassification adjustment for gains realized, net of tax	297	78	883	396

Total other comprehensive (loss) income	(2,193)	1,002	(1,396)	1,630
Comprehensive income	$1,322	$4,316	$5,739	$8,450

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2014	$102	$57,130	$105,951	$3,767	$166,950
Net income			7,135		7,135
Other comprehensive loss, net				(1,396)	(1,396)
Tax benefit from exercise of stock options		4			4
Common stock dividend paid ($0.25 per share)			(2,569)		(2,569)
Common stock issued under dividend reinvestment plan	—	636			636
Common stock issued other	—	94			94
Stock-based compensation	1	1,050			1,051
Stock options exercised, net	—	403			403
Balance at June 30, 2015	$103	$59,317	$110,517	$2,371	$172,308

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$7,135	$6,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,850	400
Depreciation and amortization	2,759	2,756
Stock-based compensation expense	954	916
Mortgage loans originated for sale	(13,326)	(7,806)
Proceeds from mortgage loans sold	14,656	6,778
Net gains on sales of loans	(284)	(148)
Net gains on sales of OREO	(154)	—
Net gains on sales of investments	(1,356)	(615)
Income on bank-owned life insurance, net	(201)	(214)
Changes in:
Accrued interest receivable	(147)	85
Prepaid expenses and other assets	6,291	(2,375)
Deferred income taxes	74	—
Accrued expenses and other liabilities	2,195	(363)
Subordinated debt issuance costs	(190)	—
Accrued interest payable	(313)	(14)
Net cash provided by operating activities	19,943	6,220
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	12,097	21,415
Net (purchases) proceeds from FHLB capital stock	(882)	967
Proceeds from maturities, calls and pay-downs of investment securities	14,087	23,773
Purchase of investment securities	(40,069)	(41,273)
Net increase in loans	(64,751)	(68,186)
Additions to premises and equipment, net	(2,036)	(1,394)
Proceeds from OREO sales and payments	1,015	—
Net cash used in investing activities	(80,539)	(64,698)
Cash flows from financing activities:
Net increase in deposits	190,952	110,802
Net decrease in borrowed funds	(57,584)	(36,050)
Repayment of subordinated debt	(10,825)	—
Proceeds from issuance of subordinated debt	15,000	—
Cash dividends paid	(2,569)	(2,415)
Proceeds from issuance of common stock	730	609
Proceeds from the exercise of stock options, net	403	547
Tax benefit from the exercise of stock options	4	3
Net cash provided by financing activities	136,111	73,496

Net increase in cash and cash equivalents	75,515	15,018
Cash and cash equivalents at beginning of period	40,146	53,733
Cash and cash equivalents at end of period	$115,661	$68,751

Supplemental financial data:
Cash Paid For: Interest	$2,951	$2,659
Cash Paid For: Income Taxes	3,840	3,995

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	5,787	1,541
Capital expenditures incurred not yet paid	180	—
 See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto contained in the 2014 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company" or "Enterprise"), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2015.  The Company has not changed its accounting policies from those disclosed in its 2014 Annual Report on Form 10-K.

The Company's unaudited consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company (the "Bank").  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries.

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Investment Services, LLC, organized under the laws of the State of Delaware for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company has 22 full service branches serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, and deposit and cash management services. The Company also offers investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

Pursuant to the Accounting Standards Codification ("ASC") Topic 810 "Consolidation of Variable Interest Entities," issued by the Financial Accounting Standards Board ("FASB"), at December 31, 2014, the Company carried Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, were excluded from the Company's consolidated financial statements. In March 2015, the Company redeemed in full the Junior Subordinated Debentures, which in turned allowed the Trust to redeem in full the trust preferred securities. The Company also dissolved the Trust in April 2015. See Note 5, "Borrowed Funds and Subordinated Debt" below for further information on the Company's subordinated debt.

The Federal Deposit Insurance Corporation (the "FDIC") and the Massachusetts Division of Banks (the "Division") have regulatory authority over the Bank.  The Bank is also subject to certain regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.  The business and operations of the Company are subject to the regulatory oversight of the Federal Reserve Board.  The Division also retains supervisory jurisdiction over the Company.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Interim results are not necessarily indicative of results to be expected for the entire year.

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

As discussed in the Company's 2014 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1,"Summary of Significant Accounting Policies," to the Company's consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K for significant accounting policies. The Company has not changed its significant accounting policies from those disclosed in its 2014 Annual Report filed on Form 10-K.

(c) Reporting Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company's only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale, net of deferred income taxes. Pursuant to Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to purchase certain levels of FHLB capital stock at par value in association with the Company's borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

In conjunction with the other-than-temporary-impairment ("OTTI") review on available-for-sale investments (See Note 2, "Investments," for additional information), management also regularly reviews its holdings of FHLB stock for OTTI. Based on management's periodic review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, primarily due to the impact of tax exempt interest from certain investment securities, loans and bank-owned life insurance.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2015.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2012 through 2015 tax years.

(f) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities are required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company early adopted this ASU as of January 1, 2015 in relation to the Company's Fixed-to-Floating Rate Subordinated Notes issued in January 2015. This adoption did not have a material impact on the Company's financial statements or results of operations.

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

For information regarding recent accounting pronouncements not yet adopted by the Company, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Recent Accounting Pronouncements."

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$66,484	$386	$76	$66,794
Federal agency mortgage backed securities (MBS) (1)	85,520	658	601	85,577
Municipal securities	83,287	1,204	528	83,963
Corporate bonds	9,193	55	36	9,212
Certificates of deposits (2)	4,006	—	2	4,004
Total fixed income securities	248,490	2,303	1,243	249,550
Equity investments	8,843	2,589	13	11,419
Total available for sale securities, at fair value	$257,333	$4,892	$1,256	$260,969

	December 31, 2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$59,518	$318	$24	$59,812
Federal agency mortgage backed securities (MBS) (1)	88,303	1,015	516	88,802
Municipal securities	72,113	2,157	66	74,204
Corporate bonds	7,937	61	26	7,972
Total fixed income securities	227,871	3,551	632	230,790
Equity investments	11,370	3,071	166	14,275
Total available for sale securities, at fair value	$239,241	$6,622	$798	$245,065

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

Included in the carrying amount of the federal agency MBS category were CMOs totaling $15.9 million and $13.3 million at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio (approximately 15%) invested in individual common stock of entities in the financial services industry.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the six months ended June 30, 2015 and 2014, the Company did not record any fair value impairment charges on its investments. As of June 30, 2015, there were a total of 96 investments (fixed income and equity, excluding CDs), with a fair market value of $80.0 million, in an unrealized loss position totaling $1.3 million, including unrealized losses of $553 thousand that have been temporarily impaired for 12 months or longer. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management does not consider these investments to be other-than-temporarily impaired at June 30, 2015, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing the Company's federal agency MBS investments and federal agency obligations, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At June 30, 2015, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

As noted in the table above, a small portion of the portfolio invested in short-term CDs was also in an unrealized loss position at June 30, 2015 due to market rates. The unrealized loss was not considered to be material and the securities are expected to mature at par value.

The contractual maturity distribution at June 30, 2015 of total fixed income investments was as follows:

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$—	—%	$53,997	1.56%	$12,487	2.19%	$—	—%
MBS	—	—%	4,623	3.12%	1,489	1.91%	79,408	2.14%
Municipal securities	4,011	2.87%	26,469	3.21%	27,557	3.82%	25,250	4.00%
Corporate bonds	301	0.87%	5,333	1.86%	3,559	2.81%	—	—%
CDs	4,006	0.26%	—	—%	—	—%	—	—%
Total fixed income securities	$8,318	1.54%	$90,422	2.14%	$45,092	3.23%	$104,658	2.59%

At fair value:
Total fixed income securities	$8,345		$91,459		$45,340		$104,406

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities and corporate bonds totaling $40.8 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these early payment factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $245.5 million at June 30, 2015.

See Note 9, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities.

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

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial real estate	$888,273	$862,747
Commercial and industrial	428,118	402,994
Commercial construction	171,390	168,044
Total commercial loans	1,487,781	1,433,785
Residential mortgages	159,461	149,959
Home equity loans and lines	81,017	80,018
Consumer	9,919	10,708
Total retail loans	250,397	240,685

Gross loans	1,738,178	1,674,470
Deferred loan origination fees, net	(1,632)	(1,866)
Total loans	1,736,546	1,672,604
Allowance for loan losses	(28,162)	(27,121)
Net loans	$1,708,384	$1,645,483

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loan Categories

- Commercial loans:

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years.  Variable interest rate loans have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company's financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $57.5 million at June 30, 2015 and $65.3 million at December 31, 2014.

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

- Residential loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower's primary residence, vacation homes, or investment properties.  Loan to value limits vary, generally from 75% for multi-family, owner occupied properties, up to 97% for single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to

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

Loans serviced for others

At June 30, 2015 and December 31, 2014, the Company was servicing residential mortgage loans owned by investors amounting to $18.8 million and $19.3 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $48.5 million and $44.8 million at June 30, 2015 and December 31, 2014, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial real estate	$240,839	$276,657
Residential mortgages	110,805	107,906
Home equity	14,924	15,677
Total loans pledged to FHLB	$366,568	$400,240

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(4)	Allowance for Loan Loss

While the Company manages its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure, inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk."  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio. In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in the geographic market area and the strength of the local and national economies, among other factors.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2014 Annual Report on Form 10-K.  Refer to heading "Allowance for probable loan losses methodology" contained in Note 4 "Allowance For Loan Losses," to the Company's consolidated financial statements contained in the 2014 Annual Report on Form 10-K for further discussion of management's methodology used to estimate the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

The balances of loans as of June 30, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$13,719	$874,554	$888,273
Commercial and industrial	8,799	419,319	428,118
Commercial construction	1,995	169,395	171,390
Residential	445	159,016	159,461
Home equity	175	80,842	81,017
Consumer	45	9,874	9,919
Deferred Fees	—	(1,632)	(1,632)
Total loans	$25,178	$1,711,368	$1,736,546

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of December 31, 2014 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,003	$847,744	$862,747
Commercial and industrial	10,901	392,093	402,994
Commercial construction	2,675	165,369	168,044
Residential	465	149,494	149,959
Home equity	180	79,838	80,018
Consumer	28	10,680	10,708
Deferred Fees	—	(1,866)	(1,866)
Total loans	$29,252	$1,643,352	$1,672,604

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

Adversely classified loans

The Company's loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of "substandard," "doubtful" and "loss" based on criteria established under banking regulations.

Loans classified as substandard include those loans characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.  These loans are inadequately protected by the sound net worth and paying capacity of the borrower; repayment has become increasingly reliant on collateral liquidation or reliance on guarantees; credit weaknesses are well-defined; and borrower cash flow is insufficient to meet required debt service specified in loan terms and to meet other obligations, such as trade debt and tax payments.

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

Loans classified as loss are generally considered uncollectible at present, although long-term recovery of part or all of loan proceeds may be possible.  These "loss" loans would require a specific loss reserve or charge-off.

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

	June 30, 2015
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,963	$1,159	$19	$875,132	$888,273
Commercial and industrial	9,072	—	48	418,998	428,118
Commercial construction	2,078	—	—	169,312	171,390
Residential	808	—	—	158,653	159,461
Home equity	445	—	—	80,572	81,017
Consumer	56	14	—	9,849	9,919
Total gross loans	$24,422	$1,173	$67	$1,712,516	$1,738,178

	December 31, 2014
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,409	$1,188	$19	$850,131	$862,747
Commercial and industrial	11,298	51	57	391,588	402,994
Commercial construction	2,759	—	—	165,285	168,044
Residential	1,133	—	—	148,826	149,959
Home equity	464	—	—	79,554	80,018
Consumer	48	—	—	10,660	10,708
Total gross loans	$27,111	$1,239	$76	$1,646,044	$1,674,470

Total adversely classified loans amounted to 1.48% of total loans at June 30, 2015, as compared to 1.70% at December 31, 2014. At June 30, 2015, as compared to December 31, 2014, adversely classified balances decreased, primarily due to several larger commercial loan payoffs, charge-offs and principal payments, partially offset by additional credit downgrades during the period.

Past due and non-accrual loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual and are credit downgraded to one of the adversely classified categories noted above.  Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the judgment of management, the collectability of both principal and interest is reasonably assured. Additionally, deposit accounts overdrawn for 90 or more days are included in the consumer non-accrual balances below.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at June 30, 2015
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$3,181	$701	$9,214	$13,096	$875,177	$888,273
Commercial and industrial	957	2	5,539	6,498	421,620	428,118
Commercial construction	318	—	543	861	170,529	171,390
Residential	—	182	445	627	158,834	159,461
Home equity	101	—	225	326	80,691	81,017
Consumer	42	9	38	89	9,830	9,919
Total gross loans	$4,599	$894	$16,004	$21,497	$1,716,681	$1,738,178

Balance at December 31, 2014
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,471	$1,235	$9,714	$12,420	$850,327	$862,747
Commercial and industrial	1,184	101	5,950	7,235	395,759	402,994
Commercial construction	—	—	447	447	167,597	168,044
Residential	1,328	370	763	2,461	147,498	149,959
Home equity	29	—	245	274	79,744	80,018
Consumer	94	1	17	112	10,596	10,708
Total gross loans	$4,106	$1,707	$17,136	$22,949	$1,651,521	$1,674,470

At June 30, 2015 and December 31, 2014, all loans 90 days or more past due were carried as non-accrual. Non-accrual loans which were not adversely classified amounted to $142 thousand at June 30, 2015 and $211 thousand at December 31, 2014. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.92% at June 30, 2015, 1.02% at December 31, 2014, and 1.13% at June 30, 2014.

At June 30, 2015, additional funding commitments for loans on non-accrual status totaled $111 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance with the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured. In the case of TDR loans having had a modified interest rate, that rate must be at, or greater than, a market rate for a similar credit at the time of modification for an upgrade to be considered.

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated credit loss.  Refer to heading "Allowance for probable loan losses methodology" contained in Note 4 "Allowance For Loan Losses," to the Company's consolidated financial statements contained in the 2014 Annual Report on Form 10-K for further discussion of management's methodology used to estimate specific reserves for impaired loans.

The carrying value of impaired loans amounted to $25.2 million and $29.3 million at June 30, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $9.3 million and $12.5 million at June 30, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $15.9 million and $16.7 million as of June 30, 2015 and December 31, 2014, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at June 30, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,157	$13,719	$13,306	$413	$200
Commercial and industrial	10,562	8,799	3,129	5,670	1,822
Commercial construction	2,099	1,995	434	1,561	524
Residential	528	445	445	—	—
Home equity	345	175	44	131	19
Consumer	47	45	—	45	45
Total	$29,738	$25,178	$17,358	$7,820	$2,610

Balance at December 31, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,182	$15,003	$14,800	$203	$68
Commercial and industrial	11,991	10,901	5,461	5,440	1,516
Commercial construction	2,862	2,675	1,150	1,525	519
Residential	537	465	465	—	—
Home equity	183	180	—	180	26
Consumer	28	28	—	28	28
Total	$32,783	$29,252	$21,876	$7,376	$2,157

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,992	$52	$13,357	$44
Commercial and industrial	9,819	24	10,337	42
Commercial construction	1,968	16	3,249	26
Residential	445	—	1,043	3
Home equity	178	—	294	—
Consumer	48	—	27	—
Total	$26,450	$92	$28,307	$115

The following table presents the average recorded investment in impaired loans and the related interest recognized during the six month periods indicated.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,735	$97	$13,758	$94
Commercial and industrial	10,537	58	10,583	80
Commercial construction	2,296	42	3,277	52
Residential	453	—	901	3
Home equity	178	1	201	—
Consumer	48	—	25	—
Total	$28,247	$198	$28,745	$229

At June 30, 2015, additional funding commitments for impaired loans totaled $111 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled debt restructures

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loan balances above, as of June 30, 2015 and December 31, 2014, were $17.1 million and $19.5 million, respectively. TDR loans on accrual status amounted to $8.8 million and $11.9 million at June 30, 2015 and December 31, 2014, respectively. TDR loans included in non-performing loans amounted to $8.3 million and $7.5 million at June 30, 2015 and December 31, 2014, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

At June 30, 2015, additional funding commitments for TDR loans totaled $9 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Loans modified as troubled debt restructurings during the three month period ended June 30, 2015 are detailed below.

	Three months ended June 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$269	$319
Commercial and industrial	—	—	—
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	1	4	4
Total	4	$273	$323

Loans modified as troubled debt restructurings during the six month period ended June 30, 2015 are detailed below.

	Six months ended June 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$269	$319
Commercial and industrial	4	869	854
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	1	4	4
Total	8	$1,142	$1,177

There were no subsequent charge-offs associated with the TDRs noted in the table above during the six months ended June 30, 2015. At June 30, 2015, there were specific reserves of $88 thousand allocated to the TDRs entered into during the 2015 period as management considered it likely that the majority of principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the six months ended June 30, 2015 amounted to $11 thousand.

There were no loans modified as TDRs within the 12 month period previous to June 30, 2015 for which there was a subsequent payment default during the six month period ended June 30, 2015

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as troubled debt restructurings during the three month period ended June 30, 2014 are detailed below.

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

At June 30, 2014, there were specific reserves of $24 thousand allocated to the TDRs entered into during the 2014 period as management considered it likely the majority of principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the six months ended amounted to $21 thousand.

There were subsequent charge-offs of $66 thousand associated with the TDRs noted in the table above during the six months ended June 30, 2014.

Other real estate owned ("OREO")

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals and the Company's internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value, are charged to non-interest expense.

The Company carried no OREO at June 30, 2015 compared to $861 thousand at December 31, 2014. During the six months ended June 30, 2015, the Company sold the three properties held at December 31, 2014, recognizing net gains on OREO sales of $154 thousand; there were no additions to OREO, or subsequent impairment write-downs during the period. During the six months ended June 30, 2014, there were no sales or subsequent impairment write-downs on OREO.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $28.2 million at June 30, 2015, compared to $27.1 million at December 31, 2014, and $26.5 million at June 30, 2014. The allowance for loan losses to total loans ratio was 1.62% at both June 30, 2015 and December 31, 2014 and 1.67% at June 30, 2014.

Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2015.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2015	$12,747	$9,842	$3,408	$960	$615	$231	$27,803
Provision	117	1,049	27	62	(54)	24	1,225
Recoveries	—	83	12	—	14	4	113
Less: Charge offs	—	952	—	—	—	27	979
Ending Balance at June 30, 2015	$12,864	$10,022	$3,447	$1,022	$575	$232	$28,162

Changes in the allowance for loan losses by segment for the six months ended June 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2014	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	195	1,579	38	33	(47)	52	1,850
Recoveries	5	167	25	—	14	12	223
Less: Charge offs	—	969	—	—	—	63	1,032
Ending Balance at June 30, 2015	$12,864	$10,022	$3,447	$1,022	$575	$232	$28,162
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$200	$1,822	$524	$—	$19	$45	$2,610
Allotted to loans collectively evaluated for impairment	$12,664	$8,200	$2,923	$1,022	$556	$187	$25,552

Changes in the allowance for loan losses by segment for the three months ended June 30, 2014 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2014	$12,870	$7,697	$3,589	$1,176	$634	$206	$26,172
Provision	195	(270)	122	90	51	12	200
Recoveries	—	198	30	—	—	10	238
Less: Charge offs	—	75	—	—	—	7	82
Ending Balance at June 30, 2014	$13,065	$7,550	$3,741	$1,266	$685	$221	$26,528

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the six months ended June 30, 2014 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2013	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	94	(152)	218	209	32	(1)	400
Recoveries	—	224	30	—	—	22	276
Less: Charge offs	203	887	—	—	—	25	1,115
Ending Balance at June 30, 2014	$13,065	$7,550	$3,741	$1,266	$685	$221	$26,528
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$191	$1,632	$827	$171	$52	$27	$2,900
Allotted to loans collectively evaluated for impairment	$12,874	$5,918	$2,914	$1,095	$633	$194	$23,628

(5)	Borrowed Funds and Subordinated Debt

Borrowed funds consisted of FHLB borrowings of $1.3 million at June 30, 2015, compared to $58.9 million at December 31, 2014.

The Company also carried subordinated debt of $14.8 million at June 30, 2015, and $10.8 million at December 31, 2014.

The subordinated debt carried at June 30, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original note issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs and are being amortized over the life of the Notes.

In March 2000, Enterprise (MA) Capital Trust I (the "Trust"), a subsidiary of Enterprise Bancorp, issued $10.5 million of 10.875% trust preferred securities that were to mature in 2030 and were callable at a premium. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company's $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company's 10.875% Junior Subordinated Debt Securities (the "Debt") that were to mature in 2030 and were callable; this comprised the subordinate debt carried at December 31, 2014.

In March 2015, the Company redeemed the Debt in full using proceeds from the $15.0 million in Notes issued in January 2015, which in turned allowed the Trust to redeem in full the trust preferred securities.

(6)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation agreements with two of its active executive officers and one former executive officer who currently works on a part time basis. These agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined "benefit age." The Company has not recognized service costs in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the "accumulated benefit obligation," which is equal

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

The total net periodic benefit costs, which was comprised of interest costs only, were $32 thousand for the three months ended June 30, 2015, compared to $35 thousand for the three months ended June 30, 2014. Year-to-date total net periodic benefit costs, comprised of interest costs only, were $63 thousand for the six months ended June 30, 2015, compared to $71 thousand for the six months ended June 30, 2014.

Benefits paid amounted to $69 thousand and $138 thousand for both the three and six month periods ended June 30, 2015 and June 30, 2014, respectively. The Company anticipates accruing an additional $63 thousand to the plan during the remainder of 2015.

Supplemental Life Insurance

For certain executive and senior officers on whom the Bank owns bank owned life insurance ("BOLI"), the Company has provided supplemental life insurance through split-dollar life insurance arrangements, which provides a death benefit to the officer's designated beneficiaries.

The Company has recognized a liability for future benefits associated with the supplemental life insurance plan, which is a non-qualified plan, which provides a benefit to an employee that extends to postretirement periods.

This plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the "accumulated postretirement benefit obligation," which is the present value of the post-retirement benefits associated with this arrangement.

The total net periodic benefit costs, which was comprised primarily of interest costs, amounted to $19 thousand and $37 thousand for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, total net periodic benefit costs, which was comprised primarily of interest costs, were $18 thousand and $36 thousand, respectively.

(7)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company's 2014 Annual Report on Form 10-K.

The Company's stock-based compensation expense includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors included in other operating expenses.  Total stock-based compensation expense was $466 thousand and $954 thousand for the three and six months ended June 30, 2015, respectively, compared to $435 thousand and $916 thousand for the three and six months ended June 30, 2014, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $79 thousand and $176 thousand for the three and six months ended June 30, 2015, respectively, compared to $86 thousand and $190 thousand for the three and six months ended June 30, 2014, respectively.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted in 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Options granted	27,376	31,229
Term in years	10	10
Average assumptions used in the fair value model:
Expected volatility	47%	47%
Expected dividend yield	2.90%	2.88%
Expected life in years	7	7
Risk-free interest rate	1.95%	2.19%
Market price on date of grant	$21.03	$20.29
Per share weighted average fair value	$8.51	$8.32
Fair value as a percentage of market value at grant date	40%	41%

Options granted during the first six months of 2015 and 2014 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee's employment is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 11 "Stock-Based Compensation Plans" in the Company's 2014 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $324 thousand and $633 thousand for the three and six months ended June 30, 2015, respectively, compared to $282 thousand and $590 thousand for the three and six months ended June 30, 2014, respectively.

In January 2014, the Company granted 2,142 shares of fully vested stock to employees as anniversary awards at a grant date fair market value of $20.95 per share. There were no fully vested stock awards granted in the six months ended June 30, 2015.

Restricted stock awards are granted at the market price on the date of the grant. Employee awards generally vest over four years in equal portions beginning on or about the first anniversary date of the award. Employee performance based awards vest upon the Company achieving certain predefined performance objectives. Non-employee director awards generally vest over two years in equal portions beginning on or about the first anniversary date of the award.

The table below provides a summary of restricted stock awards granted in 2015 and 2014.

	Six Months Ended June 30,
Restricted Stock Awards	2015	2014
Two Year Vesting	7,276	6,660
Four Year Vesting	17,775	19,167
Performance-Based Vesting	30,262	33,017
Total Restricted Stock Awards	55,313	58,844

Weighted average grant date fair value	$21.03	$20.29

If a grantee's employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $63 thousand and $145 thousand for the three and six months ended June 30, 2015, respectively, compared to $67 thousand and $136 thousand for the three and six months ended June 30, 2014, respectively, and is included in other operating expenses. In January 2015, non-employee directors were issued 11,612 shares of common stock in lieu of 2014 annual cash fees of $242 thousand at a market value price of $20.84 per share, the market value of the common stock on the opt-in measurement date of January 2, 2014.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	10,331,485	10,124,372	10,287,509	10,077,502
Dilutive shares	63,011	80,604	65,221	84,685
Diluted weighted average common shares outstanding	10,394,496	10,204,976	10,352,730	10,162,187

For the six months ended June 30, 2015, all options outstanding were included in the year-to-date calculation of diluted earnings per share, as they were all considered "in the money" under the treasury stock method.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$249,550	$—	$249,550	$—
Equity securities	11,419	11,419	—	—
FHLB stock	4,239	—	—	4,239
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,158	—	—	5,158

	December 31, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$230,790	$—	$230,790	$—
Equity securities	14,275	14,275	—	—
FHLB stock	3,357	—	—	3,357
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,174	—	—	5,174
Other real estate owned	861	—	—	861

The Company did not have cause to transfer any assets between the fair value measurement levels during the six months ended June 30, 2015, or the year ended December 31, 2014. There were no liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015, or December 31, 2014.

All of the Company's fixed income investments and equity securities that are considered "available for sale" are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities, corporate bonds and certificates of deposits, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company's equity portfolio fair value is measured based on quoted market prices for the shares; therefore, these securities are categorized as Level 1 within the fair value hierarchy.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated credit loss.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The specific allowances assigned to the collateral dependent impaired loans at June 30, 2015 amounted to $1.8 million compared to $1.7 million at December 31, 2014.

When OREO property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company's internal analysis.  Certain inputs used in appraisals or the Company's internal analysis are not always observable and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The Company sold the three properties held at December 31, 2014, recognizing net gains on OREO sales of $154 thousand, during the six months ended June 30, 2015; there were no additions to OREO, or subsequent impairment write-downs during the period. There were no sales or subsequent write downs of OREO during the six months ended June 30, 2014.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2015.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$4,239	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$5,158	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at June 30, 2015 and December 31, 2014 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments represent the Company's only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At June 30, 2015 and December 31, 2014, the estimated fair value of the Company's derivative instruments was considered to be immaterial.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,325	$1,350	$—	$1,350	$—
Loans, net	1,708,384	1,728,715	—	—	1,728,715
Financial liabilities:
Certificates of deposit (including brokered)	287,493	286,914	—	286,914	—
Borrowed funds	1,316	1,316	—	1,316	—
Subordinated debt	14,815	13,613	—	—	13,613

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$2,371	$2,381	$—	$2,381	$—
Loans, net	1,645,483	1,668,863	—	—	1,668,863
Financial liabilities:
Certificates of deposit (including brokered)	263,779	262,774	—	262,774	—
Borrowed funds	58,900	58,899	—	58,899	—
Subordinated debt	10,825	13,017	—	—	13,017

Excluded from the tables above are certain financial instruments with carrying values that approximated their fair value at the dates indicated, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, accrued interest receivable, non-term deposit accounts, and accrued interest payable. The respective carrying values of these instruments would all be considered to be classified within Level 1 of their fair value hierarchy.

Also excluded from these tables are the fair values of commitments for unused portion of lines of credit and letters of credit, which were estimated to be the fees currently charged to enter into similar agreements and are deemed to be immaterial, as well as commitments to originate non-mortgage loans which were short-term, at current market rates and estimated to have no significant change in fair value.

When determining fair values noted in the tables above, in cases where quoted fair values are not available, fair values are based upon estimates using various valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on June 30, 2015 and December 31, 2014 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2015 and December 31, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2015 and December 31, 2014 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we" or "our") unaudited consolidated interim financial statements and notes thereto contained in this report and the consolidated financial statements and notes thereto contained in the Company's 2014 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward looking statement. The forward-looking statements in this report are based on information available to the Company as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made in this Form 10-Q: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased cyber-security risk and identity theft, could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) the risks and uncertainties described in the documents that the Company files or furnishes to the Securities and Exchange Commission (the "SEC"), including in Item 1A of the Company's 2014 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended June 30, 2015 amounted to $3.5 million, an increase of $201 thousand, or 6%, compared to the same three-month period in 2014. Diluted earnings per share were $0.34 for the three months ended June 30, 2015, an increase of 6% compared to the same three-month period in 2014. Net income for the six months ended June 30, 2015 amounted to $7.1 million, an increase of $315 thousand, or 5%, compared to the same six-month period in 2014. Diluted earnings per share were $0.69 for the six-month period ended June 30, 2015, an increase of 3%, compared to same period in 2014.

The Company had strong growth in 2015, particularly in the second quarter. For the first six months of 2015, loans have increased $64 million, or 4%, and deposits, excluding brokered deposits, have increased $157 million, or 9%. Assets, loans and deposits have increased by 12%, 9%, and 11%, respectively, compared to a year ago. We also continued to show growth in all of our business lines, including insurance, cash management and our wealth management and trust business, as we continue to provide competitive solutions to meet our customers' financial needs.

The Company continues to focus on organic growth while planning for our future by investing in our branch network and other facilities, technology, progressive product capabilities and, most importantly, in our Enterprise team, our customers and our communities.

The Company's 2015 growth contributed to increases in quarterly and year-to-date net interest income, non-interest income, and non-interest expenses, as compared to the same periods in 2014. Quarterly and year-to-date net income in 2015 was also impacted by increases in net gains on sales of investment securities and the provision for loan losses compared to the same 2014 periods. The current year-to-date period also included one-time expenses related to the redemption, in March 2015, of the Trust Preferred Securities issued in 2000.

Composition of Earnings

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

Net interest income for the three months ended June 30, 2015 amounted to $19.0 million, an increase of $1.5 million, or 9%, compared to the same period in 2014. Net interest income for the six months ended June 30, 2015 amounted to $37.4 million, an increase of $3.1 million, or 9%, compared to the same period in 2014. This increase in net interest income was due primarily to loan growth, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $137.0 million and $142.7 million for the three and six months ended June 30, 2015, respectively, compared to the same 2014 period averages. Margin was 3.93% for the quarter ended June 30, 2015, which is down from the quarterly margin of 4.04% for the three months ended June 30, 2014. The March 31, 2015 quarterly margin was 3.95%. Margin was 3.94% for the six months ended June 30, 2015, compared to 4.03% for the six months ended June 30, 2014.

For the three months ended June 30, 2015 and 2014, the provision for loan losses amounted to $1.2 million and $200 thousand, respectively. The year-to-date provision for loan losses amounted to $1.9 million and $400 thousand for 2015 and 2014, respectively. The increase in the 2015 provision was primarily due to additional specific reserves on impaired commercial loans and commercial loan charge-offs.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the six months ended June 30, 2015 was $63.9 million compared to $67.3 million during the six months ended June 30, 2014. Total non-performing loans as a percentage of total loans declined to 0.92% at June 30, 2015, compared to 1.13% at June 30, 2014. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.6 million at June 30, 2015, compared to $2.9 million at June 30, 2014. For the six months ended June 30, 2015, the Company recorded net charge-offs of $809 thousand compared to $839 thousand in net charge-offs for the same period ended June 30, 2014. The majority of the 2014 charge-offs were previously allocated specific reserves on commercial relationships which contributed to the lower provision for loan losses in 2014. The allowance for loan losses to total loans ratio was 1.62% at both June 30, 2015 and December 31, 2014, compared to 1.67% at June 30, 2014.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended June 30, 2015 amounted to $3.9 million, an increase of $628 thousand, or 19%, compared to the same period in 2014. Non-interest income for the six months ended June 30, 2015 amounted to $7.9 million, an increase of $1.2 million, or 18%, compared to the same period in 2014. The increase in non-interest income was primarily due to increases in net gains on the sales of investment securities and to a lesser extent, increased miscellaneous other income, which was primarily due to higher loan prepayment fees. Year-to-date non-interest income also benefited from increases in investment advisory fee income and gains on loan sales, as well as gains on sales of other real estate owned ("OREO"), partially offset by the net loss on the Company’s Capital Trust subsidiary due to the write-off of debt issuance costs related to the redemption of Trust Preferred Securities in March 2015.

Non-interest expense for the quarter ended June 30, 2015 amounted to $16.3 million, an increase of $822 thousand, or 5%, compared to the same period in the prior year. For the six months ended June 30, 2015, non-interest expense amounted to $32.5 million, an increase of $2.2 million, or 7%, over the same period in the prior year. These increases primarily were due to increases in salaries and benefits and occupancy expenses, mainly resulting from the Company’s strategic growth initiatives, partially offset by a decrease in audit, legal and other professional costs. Year-to-date non-interest expense was also impacted by higher technology and advertising costs associated with the Company’s strategic growth initiatives and higher miscellaneous other expenses primarily due to the prepayment fees associated with the redemption of the Trust Preferred Securities, partially offset by lower investment advisory and custodial expenses.

Sources and Uses of Funds

The Company's primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks to provide additional funding sources and to aid in the Company's asset liability and interest rate risk positioning. Additionally, funding for the Company may be generated through the issuance of debt securities or equity transactions, including the dividend reinvestment and direct stock purchase plan, exercise of stock options, and occasionally the sale of new stock. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds. Total investments, one of the key components of interest earning assets, amounted to $261.0 million at June 30, 2015, and comprised 12% of total assets at both June 30, 2015 and December 31, 2014. Since December 31, 2014, investments have increased $15.9 million, or 6%. The increase reflects increased liquidity from deposit growth.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial loans.  Total loans increased $63.9 million, or 4%, since December 31, 2014 and amounted to $1.74 billion at June 30, 2015, comprising 80% of total assets at June 30, 2015 and 83% of assets at December 31, 2014. Total commercial loans amounted to $1.49 billion, or 86% of gross loans, at June 30, 2015, which was consistent with the composition at December 31, 2014.

Management's preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through "higher cost" deposits (comprised of money market accounts, commercial tiered rate or "investment savings" accounts and term certificates of deposit) and wholesale funding (brokered deposits and borrowed funds).

At June 30, 2015, total deposits, excluding brokered deposits, amounted to $1.84 billion, an increase of $156.7 million, or 9%, from December 31, 2014 balances. Non-brokered deposit growth since December 31, 2014 was noted primarily within the checking category. The June 30, 2015 balances included approximately $23 million related to large commercial deposits inflows at the end of June that were subsequently withdrawn in early July.

Wholesale funding amounted to $120.7 million at June 30, 2015, compared to $144.1 million at December 31, 2014, a decrease of $23.4 million. Wholesale funding included FHLB advances of $1.3 million and $58.9 million at June 30, 2015 and December 31, 2014, respectively, and brokered deposits of $119.4 million and $85.2 million at June 30, 2015 and December 31, 2014, respectively. Overnight FHLB advance balances have declined since year end as deposits have grown and the Company has utilized longer-term brokered CDs as an alternative strategic funding source.

Opportunities and Risks

The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company's continued success in differentiating itself in the market place and its ability to strengthen its competitive position.
Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. National and larger regional banks have a local presence in the Company's market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, and non-bank payment and funding channels.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines, and the cost of compliance with new government regulations have and are expected to continue to have an impact on the regional competitive market. Along with the continued low interest rate environment, the Company faces increasing competition within its marketplace on the pricing of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term relationships, rather than competing for individual transactions or easing loan terms. In addition, the increased use and advances in technology such as internet and mobile banking, non-bank payment channels, electronic transaction processing and cyber-security, are expected to have a significant impact on the future competitive landscape confronting financial service businesses.

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with in-depth understanding of our markets, commitment to open and honest communication with clients and dedication to active community service. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and by taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy and has led to a strong referral network with local business, non-profit organizations and community leaders. Management believes the Company's community service reputation and culture positions the Company to be a leading provider of banking, investment advisory and wealth management, trust and insurance services in its growing market area.

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, professional practice groups, municipalities and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company's history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, ongoing improvements and renovations of existing facilities and the continued development of recently added branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and helps the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Any prolonged deterioration of the general economic environment in the national or local New England economy could have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, and other unforeseen consequences, which could have a severe negative impact on the Company's financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a downturn in the economic environment could have a material adverse effect on the Company's financial condition and results of operations. The risk of loss due to customers' non-payment of loans or lines of credit is called "credit risk."  Credit risk management is reviewed below in this Item 2 under the headings "Credit Risk," "Asset Quality" and "Allowance for Loan Losses."

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

In addition, a sustained low interest rate environment could negatively impact the Company's net interest income and results of operation. Interest rate risk is reviewed in more detail under the heading Item 3A, "Quantitative and Qualitative Disclosures About Market Risk," below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading "Liquidity."

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2015, and the recently adopted changes to the regulatory capital framework, see the section entitled "Capital Resources" contained in this Item 2 below. At June 30, 2015, both the Company and the Bank were categorized as "well capitalized;" however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

In addition, any further changes in government regulation or oversight, including, but not limited to the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act and new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, potentially influencing the Company's business decisions, or causing potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry as a whole.

Compliance risk includes the threat of fines, civil money penalties, lawsuits and restricted growth opportunities resulting from violations and/or non-conformance with laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards.  The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.  The Audit Committee of the Board of Directors oversees the effectiveness of the CMP.

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of information or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training and awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. The Banking Technology Steering Committee of the Board of Directors oversees the information security program, monitors the results of third-party testing and risk assessments, and responses to breaches of customer data, among other technology, security and business continuity related functions.

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

The Company has implemented layered security approaches for all delivery channels to mitigate rising cyber-security risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company's information systems.

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

The Company's Disaster Recovery and Business Continuity Program consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company's operations for an extended period, due to circumstances such as: loss of personnel; loss of data and/or loss of facilities, under various scenarios, including unintentional, malicious or criminal intentions; and loss of access to, or the physical destruction or damage of, facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary data center location provides the Company back-up network processing capabilities and flexibility to relocate key operational personnel if needed.

The Company has developed Incident Response Policy and Procedures in order to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Denial of Service attacks, Corporate Account Takeover schemes, or an event that has potentially compromised customers' non-public personal information. Additionally, an event that disrupts one of the Bank's service channels, whether as a result of a security incident or not, is also considered an incident requiring a response under this program. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services and information.

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met. Any breakdown in the integrity of these information systems, infrastructure, or cyber-security measures, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers' personal information to unauthorized parties, damage the Company's reputation, subject the Company to increase costs and additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.

This Opportunities and Risks discussion should be read in conjunction with Item 1A "Risk Factors," and the section titled "Opportunities and Risk" contained in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company's 2014 Annual Report on Form 10-K, which address numerous other factors and details that could adversely affect the Company's reputation, its future results of operations and financial condition.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2014 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2014 Annual Report on Form 10-K.

Financial Condition

Total assets increased $148.2 million, or 7%, since December 31, 2014, to $2.17 billion at June 30, 2015.  The balance sheet composition and changes since December 31, 2014 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 5% of total assets at June 30, 2015, compared to 2% at December 31, 2014. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At June 30, 2015, the carrying value of the investment portfolio amounted to $261.0 million, an increase of $15.9 million, or 6%, since December 31, 2014.  The increase reflects increased liquidity from deposit growth.

The following table summarizes investments at the dates indicated:

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$66,794	25.6%	$59,812	24.4%	$31,967	14.9%
Federal agency mortgage backed securities (MBS)(1)	85,577	32.8%	88,802	36.2%	95,430	44.4%
Municipal securities	83,963	32.2%	74,204	30.3%	66,626	31.0%
Corporate bonds	9,212	3.5%	7,972	3.3%	6,097	2.8%
Certificates of deposits(2)	4,004	1.5%	—	—%	—	—%
Total fixed income securities	249,550	95.6%	230,790	94.2%	200,120	93.1%
Equity investments	11,419	4.4%	14,275	5.8%	14,725	6.9%
Total available for sale investments at fair value	$260,969	100.0%	$245,065	100.0%	$214,845	100.0%
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

Included in the federal agency MBS categories above were CMOs totaling $15.9 million, $13.3 million, and $15.4 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

During the six months ended June 30, 2015, the total principal pay downs, calls and maturities amounted to $14.1 million, a decrease of $9.7 million over the same period in the prior year, primarily as a result of more investments being called in 2014. In addition, management sold investment securities, primarily municipal securities and equity investments, with an amortized cost of approximately $10.9 million realizing net gains on sales of $1.4 million. During the period, the Company purchased $43.6 million in securities.

Net unrealized gains on the investment portfolio amounted to $3.6 million at June 30, 2015 compared to $5.8 million at both December 31, 2014 and June 30, 2014.  The Company attributes the decrease in net unrealized gains in the current period primarily to the impact of increases in current market yields. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.

See also Note 2, "Investment Securities," and Note 9, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.2 million for the period ended June 30, 2015, and $3.4 million at both December 31, 2014 and June 30, 2014.

See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 80% of total assets as of June 30, 2015, compared to 83% at December 31, 2014.  Total loans increased $63.9 million, or 4%, compared to December 31, 2014, and $145.1 million, or 9%, since June 30, 2014.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$888,273	51.1%	$862,747	51.6%	$838,715	52.7%
Commercial and industrial	428,118	24.6%	402,994	24.1%	385,991	24.2%
Commercial construction	171,390	9.9%	168,044	10.0%	144,553	9.1%
Total commercial loans	1,487,781	85.6%	1,433,785	85.7%	1,369,259	86.0%
Residential mortgages	159,461	9.2%	149,959	8.9%	139,134	8.7%
Home equity loans and lines	81,017	4.6%	80,018	4.8%	76,234	4.8%
Consumer	9,919	0.6%	10,708	0.6%	8,286	0.5%
Total retail loans	250,397	14.4%	240,685	14.3%	223,654	14.0%

Gross loans	1,738,178	100.0%	1,674,470	100.0%	1,592,913	100.0%
Deferred fees, net	(1,632)		(1,866)		(1,510)
Total loans	1,736,546		1,672,604		1,591,403
Allowance for loan losses	(28,162)		(27,121)		(26,528)
Net loans	$1,708,384		$1,645,483		$1,564,875

Commercial real estate loans increased $25.5 million, or 3%, as of June 30, 2015, compared to December 31, 2014, and increased 6% compared to June 30, 2014.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties.

Commercial and industrial loans increased by $25.1 million, or 6%, since December 31, 2014, and increased 11% as compared to June 30, 2014.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans increased by $3.3 million, or 2%, since December 31, 2014, and increased 19% as compared to June 30, 2014. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $9.7 million, or 4%, since December 31, 2014, and have increased by 12% since June 30, 2014.  The increase was primarily within the residential mortgage portfolio.

At June 30, 2015, commercial loan balances participated out to various banks amounted to $48.5 million, compared to $44.8 million at December 31, 2014, and $48.3 million at June 30, 2014.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $57.5 million, $65.3 million and $47.7 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 for information on loans serviced for others and loans pledged as collateral.

Credit Risk

The Company seeks to manage its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure.  However, inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk."  The Company's commercial lending focus may entail significant additional risks compared to long-term financing on existing, owner-occupied residential real estate.  While the Company endeavors to minimize this risk through sound underwriting practices and the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

The Company's loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of "substandard," "doubtful" and "loss" based on criteria established under banking regulations.  Loans classified as "substandard" include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as "doubtful" have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These "loss" loans would require a specific loss reserve or charge-off. Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as restructured and/or impaired, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans and are credit downgraded to one of the adversely classified categories noted above. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company.

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

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants a concession on the terms that would otherwise not be considered.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  TDR loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

An impaired or TDR loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance with the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured. In the case of TDR loans having had a modified interest rate, that rate must be at, or greater than, a market rate for a similar credit at the time of modification for an upgrade to be considered.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals and the Company's internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

Non-performing assets are comprised of non-accrual loans, deposit account overdrafts that are more than 90 days past due and OREO.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company's level of non-performing assets in the future.

Asset Quality

At June 30, 2015 and December 31, 2014, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $25.7 million and $28.4 million, respectively. The decrease in adversely classified balances was primarily due to several larger commercial relationships that paid off, in addition to charge-offs and principal payments, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $9.8 million at June 30, 2015 and $11.5 million at December 31, 2014.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $15.9 million and $16.9 million at June 30, 2015 and December 31, 2014, respectively.  Non-accrual loans which were not adversely classified amounted to $142 thousand and $211 thousand at June 30, 2015 and December 31, 2014, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Commercial real estate	$9,214	$9,714	$10,131
Commercial and industrial	5,539	5,950	5,045
Commercial construction	543	447	1,053
Residential	445	763	1,224
Home equity	225	245	381
Consumer	38	16	15
Total non-accrual loans	16,004	17,135	17,849
Overdrafts > 90 days past due	—	1	105
Total non-performing loans	16,004	17,136	17,954
OREO	—	861	114
Total non-performing assets	$16,004	$17,997	$18,068
Total Loans	$1,736,546	$1,672,604	$1,591,403
Accruing TDR loans not included above	$8,764	$11,943	$11,170
Delinquent loans 60-89 day past due	$894	$1,707	$2,002
Non-performing loans to total loans	0.92%	1.02%	1.13%
Non-performing assets to total assets	0.74%	0.89%	0.93%
Loans 60-89 days past due to total loans	0.05%	0.10%	0.13%
Adversely classified loans to total loans	1.48%	1.70%	1.75%
Allowance for loan losses	$28,162	$27,121	$26,528
Allowance for loan losses to non-performing loans	175.97%	158.27%	147.76%
Allowance for loan losses to total loans	1.62%	1.62%	1.67%

Total impaired loans amounted to $25.2 million and $29.3 million at June 30, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $9.3 million and $12.5 million at June 30, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $15.9 million and $16.7 million as of June 30, 2015 and December 31, 2014, respectively.

In management's opinion, the majority of impaired loan balances at June 30, 2015 and December 31, 2014 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at June 30, 2015, impaired loans totaling $17.4 million required no specific reserves and impaired loans totaling $7.8 million required specific reserve allocations of $2.6 million.  At December 31, 2014, impaired loans totaling

$21.9 million required no specific reserves and impaired loans totaling $7.4 million required specific reserve allocations of $2.2 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan figures above as of June 30, 2015 and December 31, 2014 were $17.1 million and $19.5 million, respectively.  TDR loans on accrual status amounted to $8.8 million and $11.9 million at June 30, 2015 and December 31, 2014, respectively. TDR loans included in non-performing loans amounted to $8.3 million and $7.5 million at June 30, 2015 and December 31, 2014, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The Company carried no OREO at June 30, 2015 compared to $861 thousand at December 31, 2014. During the six months ended June 30, 2015, the Company sold the three properties held at December 31, 2014, recognizing net gains on OREO sales of $154 thousand; there were no additions to OREO, or subsequent impairment write-downs during the period. During the six months ended June 30, 2014, there were no sales or subsequent impairment write-downs on OREO.

Although the Company's credit statistics have begun show some improvement over prior periods, management believes that individual commercial relationships have been and will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to "regulatory problem assets" loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience as well as the qualitative factors identified above.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local and regional real estate market and current economic conditions.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in the local, regional or national economic conditions could negatively impact the Company's level of non-performing assets in the future.

Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.62% at both June 30, 2015 and December 31, 2014, and 1.67% at June 30, 2014.
Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2015.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Balance at beginning of year	$27,121	$26,967

Provision charged to operations	1,850	400
Recoveries on charged-off loans:
Commercial real estate	5	—
Commercial and industrial	167	224
Commercial construction	25	30
Residential	—	—
Home equity	14	—
Consumer	12	22
Total recoveries	223	276
Charged-off loans
Commercial real estate	—	203
Commercial and industrial	969	887
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	63	25
Total Charged off	1,032	1,115

Net loans charged-off	809	839
Ending Balance	$28,162	$26,528
Annualized net loans charged-off: Average loans outstanding	0.10%	0.11%

Refer to "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's 2014 Annual Report on Form 10-K for additional information regarding the Company's credit risk management process and allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$526,386	26.9%	$470,025	26.6%	$456,487	26.1%
Interest bearing checking	340,179	17.3%	253,126	14.3%	248,377	14.2%
Total checking	866,565	44.2%	723,151	40.9%	704,864	40.3%

Savings	163,644	8.3%	149,940	8.5%	153,875	8.8%
Money markets	641,796	32.8%	631,676	35.7%	609,568	34.9%
Total savings/money markets	805,440	41.1%	781,616	44.2%	763,443	43.7%

Certificates of deposit	168,104	8.6%	178,594	10.1%	193,357	11.1%
Total non-brokered deposits	$1,840,109	93.9%	$1,683,361	95.2%	$1,661,664	95.1%

Brokered deposits	119,389	6.1%	85,185	4.8%	85,130	4.9%
Total deposits	$1,959,498	100.0%	$1,768,546	100.0%	$1,746,794	100.0%

As of June 30, 2015, deposits, excluding brokered deposits, increased $156.7 million, or 9%, since December 31, 2014, and $178.4 million, or 11%, since June 30, 2014. Non-brokered deposit growth since December 31, 2014 was noted primarily within the checking category. The June 30, 2015 balances included approximately $23 million related to large commercial deposits inflows at the end of June that were subsequently withdrawn in early July.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks, however, at June 30, 2015, December 31, 2014, and June 30, 2014 brokered deposits were comprised only of brokered CDs. Brokered CDs increased $34.2 million, or 40%, during the first six months of 2015. Brokered CDs outstanding at June 30, 2015 had a weighted average remaining life of approximately 1.6 years.

Borrowed Funds and Subordinated Debt

Borrowed funds consisted of FHLB borrowings of $1.3 million at June 30, 2015, compared to $58.9 million at December 31, 2014 and $484 thousand June 30, 2014. Borrowed fund balances have declined since year end as deposits have grown and the Company has utilized brokered CDs as an alternative strategic funding source.

At June 30, 2015, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $350.0 million and capacity to borrow from the FRB Discount Window of approximately $80.0 million.

The Company also had $14.8 million of outstanding subordinated debt at June 30, 2015. At both December 31, 2014 and June 30, 2014, the Company had $10.8 million in subordinated debt.

The subordinated debt carried at June 30, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

In March 2000, the Trust, issued $10.5 million of 10.875% trust preferred securities that were to mature in 2030 and were callable, at a premium. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company's $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company's 10.875% Junior Subordinated Debt Securities (the "Debt") that were to mature in 2030 and were callable; this comprised the subordinate debt carried at December 31, 2014 and June 30, 2014.

In March 2015, the Company paid off the above Debt using proceeds from the $15.0 million in Notes issued in January 2015, which in turned allowed the Trust to redeem in full the trust preferred securities.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  The Company's liquidity policies are set and monitored by the Company's Asset-Liability Committee of the Board of Directors ("ALCO").  The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At June 30, 2015, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

Management believes that the Company has adequate liquidity to meet its obligations. However, if, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to the general public.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of June 30, 2015, both the Company and the Bank qualify as "well capitalized" under applicable regulations of Basel III, the Federal Reserve Board and the FDIC.

The Company began implementing the new regulatory requirements under Basel III in 2015. The current regulatory requirements, and the Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2015 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$202,367	11.48%	$141,041	8.00%	$176,301	10.00%
Tier 1 Capital (to risk weighted assets)	$164,280	9.32%	$105,781	6.00%	$141,041	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$164,280	7.94%	$82,806	4.00%	N/A	N/A	*
Common equity tier 1 capital to risk weighted assets	$164,280	9.32%	$79,335	4.50%	$114,596	6.50%

The Bank
Total Capital (to risk weighted assets)	$198,002	11.23%	$141,034	8.00%	$176,292	10.00%
Tier 1 Capital (to risk weighted assets)	$174,732	9.91%	$105,775	6.00%	$141,034	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$174,732	8.44%	$82,805	4.00%	$103,507	5.00%
Common equity tier 1 capital to risk weighted assets	$174,732	9.91%	$79,332	4.50%	$114,590	6.50%

__________________________________________
* For the Bank to qualify as "well capitalized," it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

Under Basel III, capital ratio requirements for all banking organizations have increased and includes a "capital conservation buffer," which is being phased in through 2019, and is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Although community banks began complying with the Basel III rules on January 1, 2015, as previously noted above, there is a phase in period for several aspects, including the capital conservation buffer, that begins in January 2016 and extends to January 2019.

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

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration statement of common stock, rights or preferred stock with the SEC for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of June 30, 2015, the Company has not utilized this shelf registration statement.

The Company previously maintained a dividend reinvestment plan for shareholders of the Company (the "DRP").  In July 2014, that DRP was terminated and the Company adopted a new dividend reinvestment plan and direct stock purchase plan (the "DRSPP"). The DRSPP enables shareholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the six months ended June 30, 2015, the Company paid $2.6 million in cash dividends. Shareholder utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 30,146 shares of the Company's common stock for $636 thousand during the six months ended June 30, 2015.

On July 21, 2015, the Company announced a quarterly dividend of $0.125 per share to be paid on September 1, 2015 to shareholders of record as of August 11, 2015. The 2015 dividend rate represents a 4.2% increase over the 2014 dividend rate.

Investment Assets Under Management

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Investment advisory and management services	$548,348	$528,718	$555,668
Brokerage and management services	159,181	144,396	138,869
Total investment advisory assets	707,529	673,114	694,537
Commercial sweep accounts	1,763	1,490	3,151
Investment assets under management	$709,292	$674,604	$697,688

Investment assets under management have increased $34.7 million, or 5%, since December 31, 2014 and have increased $11.6 million, or 2%, since June 30, 2014.  The increase since year end is attributable primarily to asset growth from new business.

The market values of the investment advisory services assets are also affected by fluctuations in the financial markets.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.95 billion at June 30, 2015, $2.76 billion at December 31, 2014, and $2.70 billion at June 30, 2014. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Unless otherwise indicated, the reported results are for the three months ended June 30, 2015 with the "comparable period" and "prior period" being the three months ended June 30, 2014. Average yields are presented on a tax equivalent basis.

The Company's second quarter 2015 net income amounted to $3.5 million, compared to $3.3 million for the same period in 2014, an increase of $201 thousand, or 6%.  Diluted earnings per common share were $0.34 and $0.32 for the three months ended June 30, 2015 and June 30, 2014, respectively, an increase of 6%.

The Company's 2015 growth contributed to increases in quarterly net interest income, non-interest income, and non-interest expenses, as compared to the same period in 2014. Second quarter net income in 2015 was also impacted by increases in net gains on sales of investment securities and the provision for loan losses compared to the same 2014 period.

Net Interest Income

The Company's net interest income for the quarter ended June 30, 2015 amounted to $19.0 million, compared to $17.5 million for the quarter ended June 30, 2014, an increase of $1.5 million, or 9%.  The increase in net interest income over the comparable period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company's tax equivalent net interest margin ("margin") was 3.93% for the three months ended June 30, 2015, which is relatively consistent with the quarterly margin of 3.95% at March 31, 2015. For the quarter ended June 30, 2014, margin was 4.04%.

 Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,250	$1,534	$(285)	$1
Investment securities	172	266	(76)	(18)
Other interest earning assets (1)	21	30	(4)	(5)
Total interest earnings assets	1,443	1,830	(365)	(22)
Interest Expense
Interest checking, savings and money market	(9)	60	(73)	4
Certificates of deposit	(36)	(36)	—	—
Brokered CDs	39	79	(28)	(12)
Borrowed funds	(7)	(7)	5	(5)
Subordinated debt	(62)	108	(125)	(45)
Total interest-bearing deposits, borrowed funds and subordinated debt	(75)	204	(221)	(58)
Change in net interest income	$1,518	$1,626	$(144)	$36
__________________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2015 and 2014.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,702,801	$18,957	4.51%	$1,565,800	$17,707	4.59%
Investments (3)	242,403	1,223	2.61%	203,871	1,051	2.76%
Other Interest Earning Assets (4)	43,863	43	0.39%	18,668	22	0.48%
Total interest earnings assets	1,989,067	20,223	4.19%	1,788,339	18,780	4.34%
Other assets	89,310			89,322
Total assets	$2,078,377			$1,877,661

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,074,092	536	0.20%	$970,121	545	0.23%
Certificates of deposit	170,868	248	0.58%	195,324	284	0.58%
Brokered CDs	119,373	235	0.79%	85,118	196	0.92%
Borrowed funds	1,316	1	0.54%	9,970	8	0.32%
Subordinated debt (5)	14,812	233	6.24%	10,825	295	10.88%
Total interest-bearing funding	1,380,461	1,253	0.36%	1,271,358	1,328	0.42%

Net interest rate spread			3.83%			3.92%

Demand deposits	511,919	—		437,559	—
Total deposits, borrowed funds and subordinated debt	1,892,380	1,253	0.27%	1,708,917	1,328	0.31%
Other liabilities	13,856			11,234
Total liabilities	1,906,236			1,720,151

Stockholders' equity	172,141			157,510
Total liabilities and stockholders' equity	$2,078,377			$1,877,661

Net interest income		$18,970			$17,452
Net interest margin (tax equivalent)			3.93%			4.04%

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $546 thousand and $573 thousand for the quarters ended June 30, 2015 and June 30, 2014, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the second quarter of 2015, total interest and dividend income amounted to $20.2 million, an increase of $1.4 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $200.7 million, or 11%, in the average balance of interest earning assets, partially offset by a 15 basis point decline in the yield on interest earning assets.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $19.0 million for the three months ended June 30, 2015, an increase of $1.3 million, or 7%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average balances of loans and loans held for sale increased $137.0 million, or 9%, for the three months ended June 30, 2015 compared to the same period in 2014, while the average yield on these assets declined 8 basis points compared to the prior period, due primarily to the current interest rate environment and commercial loan repricing and amounted to 4.51% for the three months ended June 30, 2015.

Income on investment securities amounted to $1.2 million, an increase of $172 thousand, or 16%, compared to the same period in 2014. This increase primarily resulted from an increase of $38.5 million, or 19%, in the average balance of investment securities, partially offset by a decline in investment yields of 15 basis points.

Interest Expense

For the three months ended June 30, 2015, total interest expense amounted to $1.3 million, a decrease of $75 thousand, or 6%, compared to the prior period. The decrease resulted primarily from the issuance of $15.0 million in Notes in January 2015 at a lower rate than the Company's $10.8 million Debt that was redeemed in full in March 2015.

Interest expense on CDs amounted to $248 thousand, a decrease of $36 thousand, or 13%, over the comparable period. The decrease was due to a decrease in the average balances by $24.5 million, or 13%, compared to the same period in 2014.

Interest expense on brokered CDs amounted to $235 thousand, an increase of $39 thousand, or 20%, over the comparable period. The increase primarily resulted from an increase in the average balances of brokered CDs by $34.3 million compared to the 2014 period, partially offset by a 13 basis point decrease in rates.

Interest expense on subordinated debt amounted to $233 thousand, a decrease of $62 thousand, or 21%, over the same period in 2014. The decrease primarily resulted from a decrease in the average rate, partially offset by an increase in the average balance. The average rate declined to 6.24% as a result of the lower rate on the Notes issued in January 2015. Average balances increased $4.0 million due to the higher dollar value of the Notes issued in January 2015, compared to the amount of the Company's Debt that was redeemed in full in March 2015.

For the three months ended June 30, 2015, the average balance of non-interest bearing demand deposits increased $74.4 million, or 17%, as compared to the same period in 2014.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 27% of total average deposit balances for the three months ended June 30, 2015, compared to 26% for the three months ended June 30, 2014, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.2 million for three months ended June 30, 2015, an increase of $1.0 million compared to the same period last year.  The increase in the 2015 provision was primarily due to additional specific reserves on impaired commercial loans and commercial loan charge-offs.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality" " and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above and in the Company's 2014 Annual Report on Form 10-K, "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The provision for loan losses is a significant factor in the Company's operating results.

Non-Interest Income

Non-interest income for the three months ended June 30, 2015 amounted to $3.9 million, an increase of $628 thousand, or 19%, as compared to the three months ended June 30, 2014.  The significant changes are discussed below.

•	Net gains on sales of investment securities increased $329 thousand. Investment sales are typically driven by market opportunities.

•	Other income increased $234 thousand, or 43%, primarily due to higher loan prepayment fees.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2015 amounted to $16.3 million, an increase of $822 thousand, or 5%, compared to the same period in 2014. The significant changes are discussed below.

•
Salaries and employee benefits increased $774 thousand, or 8%.  The increase was primarily due to increased personnel costs necessary to support the Company's strategic growth and market expansion initiatives since the prior period.

•
Occupancy and equipment expenses increased $152 thousand, or 10%, primarily due to the expansion of our main headquarters in Lowell, increased utility costs, and investments in maintaining our facilities.

•
Audit, legal, and other professional expenses decreased $110 thousand, or 22%, primarily due to decreases in legal and other professional costs resulting from a lower level of projects requiring these services.

Results of Operations
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Unless otherwise indicated, the reported results are for the six months ended June 30, 2015 with the "comparable period," "prior year" and "prior period" being the six months ended June 30, 2014. Average yields are presented on a tax equivalent basis.

The Company's year-to-date 2015 net income amounted to $7.1 million compared to $6.8 million for the same period in 2014, an increase of $315 thousand, or 5%.  Diluted earnings per share were $0.69 and $0.67 for the six months ended June 30, 2014, respectively, an increase of 3%.

The Company's 2015 growth contributed to increases in the year-to-date net interest income, non-interest income, and non-interest expenses, as compared to the same period in 2014. Net income in 2015 was also impacted by increases in net gains on sales of investment securities and the provision for loan losses compared to the same 2014 period and, the current year-to-date period included one-time expenses related to the redemption, in March 2015, of the Trust Preferred Securities issued in 2000.

Net Interest Income

The Company's net interest income for the six months ended June 30, 2015 was $37.4 million compared to $34.4 million for the six months ended June 30, 2014, an increase of $3.1 million, or 9%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company's year-to-date margin was 3.94% for the six months ended June 30, 2015, compared to 4.03% in the comparable 2014 period. While the margin has declined since June 30, 2014, the quarterly margin for June 30, 2015 at 3.93% was relatively consistent with the last quarter.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$2,648	$3,198	$(537)	$(13)
Investment securities	375	432	(62)	5
Other interest earning assets (1)	20	61	(20)	(21)
Total interest earnings assets	3,043	3,691	(619)	(29)

Interest Expense
Interest checking, savings and money market	(31)	107	(143)	5
Certificates of deposit	(79)	(68)	(10)	(1)
Brokered CDs	95	185	(57)	(33)
Borrowed funds	(8)	(11)	5	(2)
Subordinated debt	16	304	(190)	(98)
Total interest-bearing deposits, borrowed funds and subordinated debt	(7)	517	(395)	(129)
Change in net interest income	$3,050	$3,174	$(224)	$100
_________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2015 and 2014.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2015			Six months ended June 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,693,119	$37,531	4.51%	$1,550,454	$34,883	4.59%
Investments (3)	240,021	2,448	2.62%	207,773	2,073	2.68%
Other interest earning assets (4)	33,135	75	0.45%	15,791	55	0.71%
Total interest earnings assets	1,966,275	40,054	4.21%	1,774,018	37,011	4.33%
Other assets	90,624			87,683
Total assets	$2,056,899			$1,861,701

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,055,708	1,056	0.20%	$962,309	1,087	0.23%
Certificates of deposit	174,561	499	0.58%	197,831	578	0.59%
Brokered CDs	115,577	456	0.80%	76,405	361	0.95%
Borrowed funds	12,892	22	0.35%	20,263	30	0.30%
Subordinated debt (5)	16,457	605	7.33%	10,825	589	10.88%
Total interest-bearing funding	1,375,195	2,638	0.39%	1,267,633	2,645	0.42%

Net interest rate spread			3.82%			3.91%
Demand deposits	496,333	—		427,070	—
Total deposits, borrowed funds and subordinated debt	1,871,528	2,638	0.28%	1,694,703	2,645	0.31%
Other liabilities	14,636			11,584
Total liabilities	1,886,164			1,706,287
Stockholders' equity	170,735			155,414
Total liabilities and stockholders' equity	$2,056,899			$1,861,701
Net interest income		$37,416			$34,366
Net interest margin (tax equivalent)			3.94%			4.03%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.1 million for both the six month periods ended June 30, 2015 and June 30, 2014.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $40.1 million for the six months ended June 30, 2015, an increase of $3.0 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $192.3 million, or 11%, in the average balance of interest earning assets, partially offset by a 12 basis point decline in the yield on interest earning assets.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $37.5 million, an increase of $2.6 million, or 8%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $142.7 million, or 9%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.51% for the six months ended June 30, 2015, a decline of 8 basis points since the same period in 2014, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $2.4 million, an increase of $375 thousand, or 18%, compared to the same period in 2014. This increase primarily resulted from an increase in the average balance of investment securities by $32.2 million, or 16%, partially offset by a decline in investment yields of 6 basis points.

Interest Expense

For the six months ended June 30, 2015, total interest expense amounted to $2.6 million and is relatively flat compared to the prior period.

Interest expense on CDs amounted to $499 thousand, a decrease of $79 thousand, or 14%, over the comparable period. The decrease was primarily due to a decrease in average balances of $23.3 million, or 12%, compared to the same prior period in 2014.

Interest expense on brokered CDs amounted to $456 thousand, an increase of $95 thousand, or 26%, over the comparable period, primarily due to increased average balances, partially offset by a decrease in rates of 15 basis points. The average balances increased by $39.2 million, or 51%, compared to the 2014 period.

For the six months ended June 30, 2015, the average balance of non-interest bearing demand deposits increased $69.3 million, or 16%, as compared to the same period in 2014.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 27% and 26% of total average deposit balances for the six months ended June 30, 2015 and 2014, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.9 million for the six months ended June 30, 2015, an increase of $1.5 million compared to the same period last year.  The increase in the 2015 provision was primarily due to additional specific reserves on impaired commercial loans and commercial loan charge-offs.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above and "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The provision for loan losses is a significant factor in the Company's operating results.

Non-Interest Income

Non-interest income for the six months ended June 30, 2015 amounted to $7.9 million, an increase of $1.2 million, or 18%, as compared to the six months ended June 30, 2014.  The significant changes are discussed below.

•	Investment advisory fee income increased $137 thousand, or 6% primarily due to both net asset growth from market value appreciation as well as new business.

•	Net gains on sales of investment securities increased $741 thousand. Investment sales are typically driven by market opportunities.

•	Gain on loan sales have increased $136 thousand as residential mortgage loan activity has increased since the prior period.

•
Other income increased $272 thousand, or 26%, primarily due to gains on the sales of other real estate owned and higher loan prepayment fees. Other income was also impacted by the redemption of the Trust Preferred Securities, due primarily to a net loss ($192 thousand) on the Trust from the write-off of debt issuance costs.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2015 amounted to $32.5 million, an increase of $2.2 million, or 7%, compared to the same period in 2014.  The significant changes are discussed below.

•
Salaries and employee benefits increased by $1.3 million, or 7%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company's strategic growth and market expansion initiatives since the prior period.

•
Occupancy and equipment expenses increased $416 thousand, or 13%, primarily due to the expansion of our main headquarters in Lowell, increased utility costs, snow removal costs, and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $199 thousand, or 8%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

•	Advertising and public relations increased $182 thousand, or 13%, primarily due to increased costs to support the Company's expansion and business development efforts.

•
Audit, legal and other professional expenses decreased $100 thousand, or 12%, primarily due to decreases in legal and other professional costs resulting from a lower level of projects requiring these services.

•	Investment advisory and custodial expenses decreased $131 thousand, due primarily to a reduction in third party institutional custodian charges.

•	Other non-interest expense increased $333 thousand, or 14%, due primarily to the prepayment fees ($285 thousand) associated with the redemption of the Trust Preferred Securities.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU will align more closely GAAP income statement presentation guidance with International Audit Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

Net interest margin has declined slightly during the first six months of 2015 due to an increase in lower yielding overnight Federal Reserve balances and other interest earning cash balances, as well as loans repricing lower and investment portfolio cash flow reinvested at lower rates due to a flattening of the yield curve. Additional margin compression may occur if the yield curve continues to flatten while the cost of deposits remains at the same level.

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  At June 30, 2015, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

Item 4 -	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that the information required to be disclosed in reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2015) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -	Defaults upon Senior Securities

Not Applicable

Item 4 -	Mine Safety Disclosures

Not Applicable

Item 5 -	Other Information

Not Applicable

Item 6 -	Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company's Form
8-K filed June 10, 2013.

3.2	Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on January 22, 2013.

4.1
Renewal Rights Agreement dated as of December 11, 2007 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company's Form 8-K filed on December 13, 2007.

10.1.1	Employment Agreement dated July 9, 2015 by and among the Company, the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company's 8-K filed on July 9, 2015

10.12	Employment Agreement dated July 9, 2015 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company's 8-K filed on July 9, 2015.

10.1.3	Employment Agreement dated July 9, 2015 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.1.2 to the Company's 8-K filed on July 9, 2015

10.2*	Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended on May 1, 2012 and June 16, 2015.

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*	The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014;
(iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2015;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and
(vi) Notes to Unaudited Consolidated Interim Financial Statements.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 7, 2015	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)