Form 10-Q
period 2015-09-30
ENTERPRISE BANCORP INC /MA/
filed 2015-11-06
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 10,360,876 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$35,093	$30,044
Interest-earning deposits	20,693	10,102
Total cash and cash equivalents	55,786	40,146
Investment securities at fair value	281,027	245,065
Federal Home Loan Bank Stock	4,239	3,357
Loans held for sale	1,325	2,371
Loans, less allowance for loan losses of $28,130 at September 30, 2015 and $27,121 at December 31, 2014	1,762,478	1,645,483
Premises and equipment	30,153	30,370
Accrued interest receivable	7,734	6,733
Deferred income taxes, net	13,684	12,852
Bank-owned life insurance	28,063	16,315
Prepaid income taxes	—	770
Prepaid expenses and other assets	5,169	13,110
Goodwill	5,656	5,656
Total assets	$2,195,314	$2,022,228
Liabilities and Stockholders' Equity
Liabilities
Deposits	$1,963,615	$1,768,546
Borrowed funds	24,171	58,900
Subordinated debt	14,819	10,825
Accrued expenses and other liabilities	15,440	16,441
Income taxes payable	313	—
Accrued interest payable	252	566
Total liabilities	$2,018,610	$1,855,278
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,359,395 shares issued and outstanding at September 30, 2015 (including 145,762 shares of unvested participating restricted awards), and 10,207,943 shares issued and outstanding at December 31, 2014 (including 157,694 shares of unvested participating restricted awards)	104	102
Additional paid-in-capital	60,042	57,130
Retained earnings	113,515	105,951
Accumulated other comprehensive income	3,043	3,767
Total stockholders' equity	$176,704	$166,950
Total liabilities and stockholders' equity	$2,195,314	$2,022,228

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest and dividend income:
Loans and loans held for sale	$19,584	$18,234	$57,115	$53,117
Investment securities	1,377	1,131	3,825	3,204
Other interest-earning assets	62	29	137	84
Total interest and dividend income	21,023	19,394	61,077	56,405
Interest expense:
Deposits	1,022	1,005	3,033	3,031
Borrowed funds	10	3	32	33
Subordinated debt	232	294	837	883
Total interest expense	1,264	1,302	3,902	3,947
Net interest income	19,759	18,092	57,175	52,458
Provision for loan losses	250	765	2,100	1,165
Net interest income after provision for loan losses	19,509	17,327	55,075	51,293
Non-interest income:
Investment advisory fees	1,182	1,202	3,568	3,451
Deposit and interchange fees	1,207	1,268	3,575	3,727
Income on bank-owned life insurance, net	157	99	358	313
Net gains on sales of investment securities	7	215	1,363	830
Gains on sales of loans	89	135	373	283
Other income	743	621	2,073	1,679
Total non-interest income	3,385	3,540	11,310	10,283
Non-interest expense:
Salaries and employee benefits	10,255	9,454	29,934	27,852
Occupancy and equipment expenses	1,775	1,588	5,484	4,881
Technology and telecommunications expenses	1,428	1,248	4,223	3,844
Advertising and public relations expenses	641	575	2,180	1,932
Audit, legal and other professional fees	564	453	1,305	1,294
Deposit insurance premiums	299	297	889	851
Supplies and postage expenses	226	257	736	776
Investment advisory and custodial expenses	102	143	237	409
Other operating expenses	1,258	1,100	4,037	3,546
Total non-interest expense	16,548	15,115	49,025	45,385
Income before income taxes	6,346	5,752	17,360	16,191
Provision for income taxes	2,054	1,921	5,933	5,540
Net income	$4,292	$3,831	$11,427	$10,651

Basic earnings per share	$0.41	$0.38	$1.11	$1.05
Diluted earnings per share	$0.41	$0.37	$1.10	$1.05

Basic weighted average common shares outstanding	10,349,232	10,143,055	10,308,310	10,099,593
Diluted weighted average common shares outstanding	10,414,254	10,228,501	10,373,464	10,184,264

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income	$4,292	$3,831	$11,427	$10,651
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding gains (losses) on investments arising during the period	1,065	(283)	234	2,905
Income tax (expense) benefit	(388)	113	(70)	(1,049)
Net unrealized holding gains (losses), net of tax	677	(170)	164	1,856
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	7	215	1,363	830
Income tax expense	(2)	(75)	(475)	(294)
Reclassification adjustment for gains realized, net of tax	5	140	888	536

Total other comprehensive income (loss)	672	(310)	(724)	1,320
Comprehensive income	$4,964	$3,521	$10,703	$11,971

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2014	$102	$57,130	$105,951	$3,767	$166,950
Net income			11,427		11,427
Other comprehensive income (loss), net				(724)	(724)
Tax benefit from exercise of stock options		4			4
Common stock dividend paid ($0.375 per share)			(3,863)		(3,863)
Common stock issued under dividend reinvestment plan	1	956			957
Common stock issued other	—	129			129
Stock-based compensation	1	1,416			1,417
Stock options exercised, net	—	407			407
Balance at September 30, 2015	$104	$60,042	$113,515	$3,043	$176,704

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$11,427	$10,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	1,165
Depreciation and amortization	4,162	4,089
Stock-based compensation expense	1,365	1,325
Mortgage loans originated for sale	(18,013)	(13,948)
Proceeds from mortgage loans sold	19,432	13,841
Net gains on sales of loans	(373)	(283)
Net gains on sales of OREO	(154)	—
Net gains on sales of investments	(1,363)	(830)
Income on bank-owned life insurance, net	(358)	(313)
Changes in:
Accrued interest receivable	(1,001)	(498)
Prepaid expenses and other assets	7,807	(1,726)
Deferred income taxes	(427)	527
Accrued expenses and other liabilities	1,700	5,083
Subordinated debt issuance costs	(190)	—
Accrued interest payable	(314)	(314)
Net cash provided by operating activities	25,800	18,769
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	13,677	24,329
Net (purchases) proceeds from FHLB capital stock	(882)	967
Proceeds from maturities, calls and pay-downs of investment securities	21,276	30,311
Purchase of investment securities	(73,940)	(74,752)
Net increase in loans	(119,095)	(90,316)
Additions to premises and equipment, net	(2,970)	(2,949)
Proceeds from OREO sales and payments	1,015	—
Purchase of OREO	—	(457)
Purchase of bank-owned life insurance	(11,390)	—
Net cash used in investing activities	(172,309)	(112,867)
Cash flows from financing activities:
Net increase in deposits	195,069	132,804
Net decrease in borrowed funds	(34,729)	(35,530)
Repayment of subordinated debt	(10,825)	—
Proceeds from issuance of subordinated debt	15,000	—
Cash dividends paid	(3,863)	(3,632)
Proceeds from issuance of common stock	1,086	917
Proceeds from the exercise of stock options, net	407	570
Tax benefit from the exercise of stock options	4	3
Net cash provided by financing activities	162,149	95,132

Net increase in cash and cash equivalents	15,640	1,034
Cash and cash equivalents at beginning of period	40,146	53,733
Cash and cash equivalents at end of period	$55,786	$54,767

Supplemental financial data:
Cash Paid For: Interest	$4,216	$4,261
Cash Paid For: Income Taxes	5,291	6,175

Supplemental schedule of non-cash investing activity:
Transfer from loans to other real estate owned	—	290
Transfer from loans to other assets	—	205
Capital expenditures incurred not yet paid	—	276
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

The Company has 22 full service branches serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. The Company also plans to open its second Nashua, NH branch in the second quarter of 2016, pending regulatory approval. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, and deposit and cash management services. The Company also offers investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

Pursuant to the Accounting Standards Codification ("ASC") Topic 810 "Consolidation of Variable Interest Entities," issued by the Financial Accounting Standards Board ("FASB"), at December 31, 2014, the Company carried Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, were excluded from the Company's consolidated financial statements. In March 2015, the Company redeemed in full the Junior Subordinated Debentures, which in turned allowed the Trust to redeem in full the trust preferred securities. The Company also dissolved the Trust in April 2015. See Note 5, "Borrowed Funds and Subordinated Debt," below for further information on the Company's subordinated debt.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2015.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2013 through 2015 tax years.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$68,507	$845	$—	$69,352
Federal agency mortgage backed securities (MBS) (1)	95,833	1,103	320	96,616
Municipal securities	89,343	1,725	166	90,902
Corporate bonds	9,272	65	28	9,309
Certificates of deposits (2)	3,834	—	12	3,822
Total fixed income securities	266,789	3,738	526	270,001
Equity investments	9,543	1,884	401	11,026
Total available-for-sale securities, at fair value	$276,332	$5,622	$927	$281,027

	December 31, 2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$59,518	$318	$24	$59,812
Federal agency mortgage backed securities (MBS) (1)	88,303	1,015	516	88,802
Municipal securities	72,113	2,157	66	74,204
Corporate bonds	7,937	61	26	7,972
Total fixed income securities	227,871	3,551	632	230,790
Equity investments	11,370	3,071	166	14,275
Total available-for-sale securities, at fair value	$239,241	$6,622	$798	$245,065

__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Federal Farm Credit Bank, or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae (GNMA), a wholly-owned government entity.

(2)	Certificates of deposit ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

At September 30, 2015, the carrying amount of the federal agency MBS category consisted of $67.4 million in pass-through securities backed by residential mortgages, $16.5 million in collateralized mortgage obligations ("CMOs") backed by residential mortgages and $12.7 million in CMOs backed by commercial mortgages.  At December 31, 2014, all of the federal agency MBS investments were backed by residential mortgages, consisting of $75.5 million in pass through securities and $13.3 million in CMOs.

At September 30, 2015, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio (approximately 16%) invested in individual common stock of entities in the financial services industry.

Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the nine months ended September 30, 2015 and 2014, the Company did not record any fair value impairment charges on its investments. As of September 30, 2015, there were a total of 66 investments (fixed income and equity, excluding CDs), with a fair market value of $50.3 million, in an unrealized loss position totaling $915 thousand, including unrealized losses of $309 thousand that have been temporarily impaired for 12 months or longer. Management attributes these unrealized losses to increases in market yields compared to the yields at the time the investments were purchased by the Company and the impact of market value fluctuations on the equity portion of our portfolio. Management does not consider these investments to be other-than-temporarily impaired at September 30, 2015, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At September 30, 2015, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

As noted in the table above, a small portion of the portfolio invested in short-term CDs was also in an unrealized loss position at September 30, 2015 due to market rates. The unrealized loss was not considered to be material and the securities are expected to mature at par value.

The contractual maturity distribution at September 30, 2015 of total fixed income investments was as follows:

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$—	—%	$56,019	1.57%	$12,488	2.19%	$—	—%
MBS	—	—%	4,049	3.13%	14,120	2.18%	77,664	2.14%
Municipal securities	3,959	2.75%	25,893	3.29%	30,229	3.78%	29,262	3.98%
Corporate bonds	532	1.32%	4,724	2.08%	4,016	2.94%	—	—%
CDs	2,884	0.29%	950	2.13%	—	—%	—	—%
Total fixed income securities	$7,375	1.69%	$91,635	2.16%	$60,853	3.03%	$106,926	2.64%

At fair value:
Total fixed income securities	$7,400		$93,098		$61,623		$107,880

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities and corporate bonds totaling $44.8 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these early payment factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $266.2 million at September 30, 2015.

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

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial real estate	$922,167	$862,747
Commercial and industrial	431,029	402,994
Commercial construction	184,927	168,044
Total commercial loans	1,538,123	1,433,785
Residential mortgages	162,414	149,959
Home equity loans and lines	81,195	80,018
Consumer	10,520	10,708
Total retail loans	254,129	240,685

Gross loans	1,792,252	1,674,470
Deferred loan origination fees, net	(1,644)	(1,866)
Total loans	1,790,608	1,672,604
Allowance for loan losses	(28,130)	(27,121)
Net loans	$1,762,478	$1,645,483

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company's financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $65.7 million at September 30, 2015 and $65.3 million at December 31, 2014.

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

- Consumer loans:

Consumer loans consist primarily of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts extended to individual customers. The aggregate amount of overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At September 30, 2015 and December 31, 2014, the Company was servicing residential mortgage loans owned by investors amounting to $17.9 million and $19.3 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $51.0 million and $44.8 million at September 30, 2015 and December 31, 2014, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial real estate	$288,188	$276,657
Residential mortgages	112,499	107,906
Home equity	14,164	15,677
Total loans pledged to FHLB	$414,851	$400,240

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(4)	Allowance for Loan Loss

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

The balances of loans as of September 30, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$13,104	$909,063	$922,167
Commercial and industrial	7,740	423,289	431,029
Commercial construction	1,780	183,147	184,927
Residential	436	161,978	162,414
Home equity	160	81,035	81,195
Consumer	45	10,475	10,520
Deferred Fees	—	(1,644)	(1,644)
Total loans	$23,265	$1,767,343	$1,790,608

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of December 31, 2014 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,003	$847,744	$862,747
Commercial and industrial	10,901	392,093	402,994
Commercial construction	2,675	165,369	168,044
Residential	465	149,494	149,959
Home equity	180	79,838	80,018
Consumer	28	10,680	10,708
Deferred Fees	—	(1,866)	(1,866)
Total loans	$29,252	$1,643,352	$1,672,604

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

	September 30, 2015
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,432	$1,144	$19	$909,572	$922,167
Commercial and industrial	7,743	5	221	423,060	431,029
Commercial construction	1,863	—	—	183,064	184,927
Residential	797	—	—	161,617	162,414
Home equity	426	—	—	80,769	81,195
Consumer	53	17	—	10,450	10,520
Total gross loans	$22,314	$1,166	$240	$1,768,532	$1,792,252

	December 31, 2014
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,409	$1,188	$19	$850,131	$862,747
Commercial and industrial	11,298	51	57	391,588	402,994
Commercial construction	2,759	—	—	165,285	168,044
Residential	1,133	—	—	148,826	149,959
Home equity	464	—	—	79,554	80,018
Consumer	48	—	—	10,660	10,708
Total gross loans	$27,111	$1,239	$76	$1,646,044	$1,674,470

Total adversely classified loans amounted to 1.32% of total loans at September 30, 2015, as compared to 1.70% at December 31, 2014. At September 30, 2015, as compared to December 31, 2014, adversely classified balances decreased, due primarily to several larger commercial loan payoffs, charge-offs and principal payments, partially offset by additional credit downgrades during the period.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at September 30, 2015
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$3,533	$983	$8,762	$13,278	$908,889	$922,167
Commercial and industrial	1,408	1,262	4,673	7,343	423,686	431,029
Commercial construction	1,295	—	329	1,624	183,303	184,927
Residential	1,445	56	436	1,937	160,477	162,414
Home equity	280	98	206	584	80,611	81,195
Consumer	9	5	46	60	10,460	10,520
Total gross loans	$7,970	$2,404	$14,452	$24,826	$1,767,426	$1,792,252

Balance at December 31, 2014
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,471	$1,235	$9,714	$12,420	$850,327	$862,747
Commercial and industrial	1,184	101	5,950	7,235	395,759	402,994
Commercial construction	—	—	447	447	167,597	168,044
Residential	1,328	370	763	2,461	147,498	149,959
Home equity	29	—	245	274	79,744	80,018
Consumer	94	1	17	112	10,596	10,708
Total gross loans	$4,106	$1,707	$17,136	$22,949	$1,651,521	$1,674,470

At September 30, 2015 and September 30, 2014, all loans 90 days or more past due were carried as non-accrual. Non-accrual loans which were not adversely classified amounted to $322 thousand at September 30, 2015 and $211 thousand at December 31, 2014. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.81% at September 30, 2015, 1.02% at December 31, 2014, and 1.03% at September 30, 2014. Non-accrual loan balances decreased due primarily to several larger commercial loan payoffs, charge-offs and principal payments, partially offset by additional new non-accrual status loans added during the period. The increase in loans 30 - 59 days past due occurred primarily within the commercial portfolios at September 30, 2015, with the majority of these loans having subsequent payments made by mid-October.

At September 30, 2015, additional funding commitments for loans on non-accrual status totaled $320 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Impaired loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring ("TDR").  Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

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

The carrying value of impaired loans amounted to $23.3 million and $29.3 million at September 30, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $8.9 million and $12.5 million at September 30, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $14.3 million and $16.7 million as of September 30, 2015 and December 31, 2014, respectively.   The decrease was due primarily to the several larger commercial loan payoffs, charge-offs and principal payments discussed above.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

Balance at September 30, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,758	$13,104	$12,640	$464	$160
Commercial and industrial	9,521	7,740	5,015	2,725	1,265
Commercial construction	1,889	1,780	221	1,559	516
Residential	525	436	436	—	—
Home equity	295	160	160	—	—
Consumer	47	45	—	45	44
Total	$28,035	$23,265	$18,472	$4,793	$1,985

Balance at December 31, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,182	$15,003	$14,800	$203	$68
Commercial and industrial	11,991	10,901	5,461	5,440	1,516
Commercial construction	2,862	2,675	1,150	1,525	519
Residential	537	465	465	—	—
Home equity	183	180	—	180	26
Consumer	28	28	—	28	28
Total	$32,783	$29,252	$21,876	$7,376	$2,157

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,360	$56	$14,224	$75
Commercial and industrial	8,567	16	10,279	40
Commercial construction	1,834	17	3,174	27
Residential	440	—	1,294	(2)
Home equity	174	1	243	(1)
Consumer	47	—	25	1
Total	$24,422	$90	$29,239	$140

The following table presents the average recorded investment in impaired loans and the related interest recognized during the nine month periods indicated.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,277	$153	$13,913	$169
Commercial and industrial	9,881	74	10,482	120
Commercial construction	2,142	59	3,243	79
Residential	449	—	1,032	1
Home equity	177	2	215	(1)
Consumer	48	—	25	1
Total	$26,974	$288	$28,910	$369

At September 30, 2015, additional funding commitments for impaired loans totaled $320 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled debt restructurings

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

Total TDR loans, included in the impaired loan balances above, as of September 30, 2015 and December 31, 2014, were $15.4 million and $19.5 million, respectively. TDR loans on accrual status amounted to $8.4 million and $11.9 million at September 30, 2015 and December 31, 2014, respectively. TDR loans included in non-performing loans amounted to $7.0 million and $7.5 million at September 30, 2015 and December 31, 2014, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

At September 30, 2015, additional funding commitments for TDR loans totaled $11 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

There were no loans modified as troubled debt restructurings during the three month period ended September 30, 2015.

Loans modified as troubled debt restructurings during the nine month period ended September 30, 2015 are detailed below.

	Nine months ended September 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$269	$274
Commercial and industrial	4	869	823
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	1	4	3
Total	8	$1,142	$1,100

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the periods noted are detailed below.

Three months ended September 30, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	679
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	679

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the periods noted are detailed below.

Nine months ended September 30, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	679
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	$679

There were no subsequent charge-offs associated with the TDRs noted in the table above during the nine months ended September 30, 2015. At September 30, 2015, there were specific reserves of $20 thousand allocated to the TDRs entered into during the 2015 period as management considered it likely that the majority of principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the nine months ended September 30, 2015 amounted to $18 thousand.

Loans modified as troubled debt restructurings during the three month period ended September 30, 2014 are detailed below.

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

At September 30, 2014, there were specific reserves of $45 thousand allocated to the TDRs entered into during the 2014 period as management considered it likely the majority of principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the nine months ended amounted to $5 thousand.

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

The Company carried no OREO at September 30, 2015 compared to $861 thousand at December 31, 2014. During the nine months ended September 30, 2015, the Company sold the three properties held at December 31, 2014, recognizing net gains on OREO sales of $154 thousand; there were no additions to OREO, or subsequent impairment write-downs during the period. During the nine months ended September 30, 2014, there were no sales or subsequent impairment write-downs on OREO.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $28.1 million at September 30, 2015, compared to $27.1 million at December 31, 2014, and $27.0 million at September 30, 2014. The allowance for loan losses to total loans ratio was 1.57% at September 30, 2015, 1.62% at December 31, 2014 and 1.68% at September 30, 2014. The declining trend in the allowance ratio reflects the improvement in credit quality statistics and general economic conditions over the period.

Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2015.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2015	$12,864	$10,022	$3,447	$1,022	$575	$232	$28,162
Provision	435	(311)	207	(50)	(52)	21	250
Recoveries	—	65	—	—	1	2	68
Less: Charge offs	108	232	—	—	—	10	350
Ending Balance at September 30, 2015	$13,191	$9,544	$3,654	$972	$524	$245	$28,130

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2014	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	630	1,268	245	(17)	(99)	73	2,100
Recoveries	5	232	25	—	15	14	291
Less: Charge offs	108	1,201	—	—	—	73	1,382
Ending Balance at September 30, 2015	$13,191	$9,544	$3,654	$972	$524	$245	$28,130
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$160	$1,265	$516	$—	$—	$44	$1,985
Allotted to loans collectively evaluated for impairment	$13,031	$8,279	$3,138	$972	$524	$201	$26,145

Changes in the allowance for loan losses by segment for the three months ended September 30, 2014 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2014	$13,065	$7,550	$3,741	$1,266	$685	$221	$26,528
Provision	154	664	(90)	(38)	36	39	765
Recoveries	—	286	17	—	1	2	306
Less: Charge offs	92	256	134	46	27	15	570
Ending Balance at September 30, 2014	$13,127	$8,244	$3,534	$1,182	$695	$247	$27,029

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2014 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2013	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	248	512	128	171	68	38	1,165
Recoveries	—	510	47	—	1	24	582
Less: Charge offs	295	1,143	134	46	27	40	1,685
Ending Balance at September 30, 2014	$13,127	$8,244	$3,534	$1,182	$695	$247	$27,029
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$110	$2,198	$690	$103	$46	$22	$3,169
Allotted to loans collectively evaluated for impairment	$13,017	$6,046	$2,844	$1,079	$649	$225	$23,860

(5)	Borrowed Funds and Subordinated Debt

Borrowed funds consisted of FHLB borrowings of $24.2 million at September 30, 2015, compared to $58.9 million at December 31, 2014.

The Company also carried subordinated debt of $14.8 million at September 30, 2015, and $10.8 million at December 31, 2014.

The subordinated debt carried at September 30, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original note issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs and are being amortized over the life of the Notes.

The subordinated debt balance carried at December 31, 2014 consisted of $10.8 million in Junior Subordinated Debt Securities (the "Debt"). In March 2000, Enterprise (MA) Capital Trust I (the "Trust"), a subsidiary of Enterprise Bancorp, issued $10.5 million of 10.875% trust preferred securities that were to mature in 2030 and were callable at a premium. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company's $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company's 10.875% Debt that was to mature in 2030 and was callable.

In March 2015, the Company redeemed the Debt in full using proceeds from the $15.0 million in Notes issued in January 2015, which in turned allowed the Trust to redeem in full the trust preferred securities.

(6)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation agreements with two of its current executive officers and one former executive officer. These agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined "benefit age." The Company has not recognized service costs in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

The total net periodic benefit costs, which were comprised of interest costs only, were $31 thousand for the three months ended September 30, 2015, compared to $36 thousand for the three months ended September 30, 2014. Year-to-date total net periodic benefit costs, comprised of interest costs only, were $94 thousand for the nine months ended September 30, 2015, compared to $107 thousand for the nine months ended September 30, 2014.

Benefits paid amounted to $69 thousand and $207 thousand for both the three and nine month periods ended September 30, 2015 and September 30, 2014, respectively. The Company anticipates accruing an additional $31 thousand to the plan during the remainder of 2015.

Supplemental Life Insurance

The Company has provided supplemental life insurance through split-dollar life insurance arrangements for certain executive and senior officers on whom the Bank owns bank-owned life insurance ("BOLI").

These arrangements provide a death benefit to the officer's designated beneficiaries that extend to postretirement periods for some of the supplemental life insurance plans. The Company has recognized a liability for these future postretirement benefits.

These non-qualified plans represent a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the "accumulated postretirement benefit obligation," which is the present value of the post-retirement benefits associated with this arrangement.

The total net periodic benefit costs, which were comprised primarily of interest costs, amounted to $18 thousand and $55 thousand for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, total net periodic benefit costs, which were comprised primarily of interest costs, were $19 thousand and $55 thousand, respectively.

(7)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company's 2014 Annual Report on Form 10-K.

The Company's stock-based compensation expense includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors included in other operating expenses.  Total stock-based compensation expense was $411 thousand and $1.4 million for the three and nine months ended September 30, 2015, respectively, compared to $409 thousand and $1.3 million for the three and nine months ended September 30, 2014, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $71 thousand and $247 thousand for the three and nine months ended September 30, 2015, respectively, compared to $87 thousand and $277 thousand for the three and nine months ended September 30, 2014, respectively.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted in 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
Options granted	27,376	31,229
Term in years	10	10
Average assumptions used in the fair value model:
Expected volatility	47%	47%
Expected dividend yield	2.90%	2.88%
Expected life in years	7	7
Risk-free interest rate	1.95%	2.19%
Market price on date of grant	$21.03	$20.29
Per share weighted average fair value	$8.51	$8.32
Fair value as a percentage of market value at grant date	40%	41%

Options granted during the first nine months of 2015 and 2014 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee's employment is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 11 "Stock-Based Compensation Plans" in the Company's 2014 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $295 thousand and $928 thousand for the three and nine months ended September 30, 2015, respectively, compared to $278 thousand and $868 thousand for the three and nine months ended September 30, 2014, respectively.

In January 2014, the Company granted 2,142 shares of fully vested stock to employees as anniversary awards at a grant date fair market value of $20.95 per share. There were no fully vested stock awards granted in the nine months ended September 30, 2015.

Restricted stock awards are granted at the market price on the date of the grant. Employee awards generally vest over four years in equal portions beginning on or about the first anniversary date of the award or are performance based awards that vest upon the Company achieving certain predefined performance objectives. Non-employee director awards generally vest over two years in equal portions beginning on or about the first anniversary date of the award.

The table below provides a summary of restricted stock awards granted in 2015 and 2014.

	Nine Months Ended September 30,
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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $45 thousand and $190 thousand for the three and nine months ended September 30, 2015, respectively, compared to $44 thousand and $180 thousand for the three and nine months ended September 30, 2014, respectively, and is included in other operating expenses. In January 2015, non-employee directors were issued 11,612 shares of common stock in lieu of 2014 annual cash fees of $242 thousand at a market value price of $20.84 per share, the market value of the common stock on the opt-in measurement date of January 2, 2014.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	10,349,232	10,143,055	10,308,310	10,099,593
Dilutive shares	65,022	85,446	65,154	84,671
Diluted weighted average common shares outstanding	10,414,254	10,228,501	10,373,464	10,184,264

For the nine months ended September 30, 2015, all options outstanding were included in the year-to-date calculation of diluted earnings per share, as they were all considered "in the money" under the treasury stock method.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified collateral dependent impaired loans open:

	September 30, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$270,001	$—	$270,001	$—
Equity securities	11,026	11,026	—	—
FHLB stock	4,239	—	—	4,239
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,598	—	—	2,598

	December 31, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$230,790	$—	$230,790	$—
Equity securities	14,275	14,275	—	—
FHLB stock	3,357	—	—	3,357
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,174	—	—	5,174
Other real estate owned	861	—	—	861

The Company did not have cause to transfer any assets between the fair value measurement levels during the nine months ended September 30, 2015 or the year ended December 31, 2014. There were no liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015 or December 31, 2014.

All of the Company's fixed income investments and equity securities that are considered "available-for-sale" are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities, corporate bonds and certificates of deposits, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

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

The specific allowances assigned to the collateral dependent impaired loans at September 30, 2015 amounted to $1.3 million compared to $1.7 million at December 31, 2014.

When OREO property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company's internal analysis.  Certain inputs used in appraisals or the Company's internal analysis are not always observable and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The Company carried no OREO at September 30, 2015 compared to $861 thousand at December 31, 2014. The Company sold the three properties held at December 31, 2014, recognizing net gains on OREO sales of $154 thousand, during the nine months ended September 30, 2015; there were no additions to OREO, or subsequent impairment write-downs during the period. There were no sales or subsequent write downs of OREO during the nine months ended September 30, 2014.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2015

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$4,239	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,598	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at September 30, 2015 and December 31, 2014 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments represent the Company's only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At September 30, 2015 and December 31, 2014, the estimated fair value of the Company's derivative instruments was considered to be immaterial.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,325	$1,346	$—	$1,346	$—
Loans, net	1,762,478	1,781,857	—	—	1,781,857
Financial liabilities:
Certificates of deposit (including brokered)	277,465	277,572	—	277,572	—
Borrowed funds	24,171	24,164	—	24,164	—
Subordinated debt	14,819	14,148	—	—	14,148

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$2,371	$2,381	$—	$2,381	$—
Loans, net	1,645,483	1,668,863	—	—	1,668,863
Financial liabilities:
Certificates of deposit (including brokered)	263,779	262,774	—	262,774	—
Borrowed funds	58,900	58,899	—	58,899	—
Subordinated debt	10,825	13,017	—	—	13,017

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on September 30, 2015 and December 31, 2014 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2015 and December 31, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2015 and December 31, 2014 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward looking statement. The forward-looking statements in this report are based on information available to the Company as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made in this Form 10-Q: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased cyber-security risk and identity theft, could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) the risks and uncertainties described in the documents that the Company files or furnishes to the Securities and Exchange Commission (the "SEC"), including in Item 1A of the Company's 2014 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

The Company's strong growth in 2015 continued in the third quarter. Net income for the three months ended September 30, 2015 amounted to $4.3 million, an increase of $461 thousand, or 12%, compared to the same three-month period in 2014. Diluted earnings per share were $0.41 for the three months ended September 30, 2015, an increase of 11% compared to the same three-month period in 2014. Net income for the nine months ended September 30, 2015 amounted to $11.4 million, an increase of $776 thousand, or 7%, compared to the same nine-month period in 2014. Diluted earnings per share were $1.10 for the nine-month period ended September 30, 2015, an increase of 5%, compared to same period in 2014. For the first nine months of 2015, loans have increased $118.0 million, or 7%, and deposits, excluding brokered deposits, have increased $168.3 million, or 10%. On an annualized basis loans and deposits, excluding brokered deposits, have increased by 9% and 13%, respectively.

The Company continues to focus on organic growth while planning for our future by investing in our branch network and other facilities, technology, progressive product capabilities and, most importantly, in our Enterprise team, our customers and our communities. The Company recently announced plans for its 23rd branch, which would expand its presence in the Nashua market with a planned opening in 2016, pending regulatory approval. The Company’s 2015 growth contributed to increases in quarterly and year-to-date net interest income and non-interest expenses, as compared to the same periods in 2014. This growth and other items impacting the Company's net income are discussed further below.

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

Net interest income for the three months ended September 30, 2015 amounted to $19.8 million, an increase of $1.7 million, or 9%, compared to the same period in 2014. Net interest income for the nine months ended September 30, 2015 amounted to $57.2 million, an increase of $4.7 million, or 9%, compared to the same period in 2014. The increase in net interest income was due primarily to loan growth, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $163.1 million and $149.5 million for the three and nine months ended September 30, 2015, respectively, compared to the same 2014 period averages. Margin was 3.95% for the quarter ended September 30, 2015, which is relatively consistent with the last two quarters (3.93% and 3.95% for the quarters ended June 30, 2015 and March 31, 2015, respectively). Margin was 4.02% for the quarter ended September 30, 2014. Year-to-date margin was 3.94% for the nine months ended September 30, 2015, compared to 4.03% for the nine months ended September 30, 2014.

For the three months ended September 30, 2015 and 2014, the provision for loan losses amounted to $250 thousand and $765 thousand, respectively. The year-to-date provision for loan losses amounted to $2.1 million and $1.2 million for 2015 and 2014, respectively. The increase in the year-to-date 2015 provision was due primarily to loan growth and additional specific reserves on impaired commercial loans. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the nine months ended September 30, 2015 was $118.0 million compared to $88.7 million during the nine months ended September 30, 2014. Total non-performing loans as a percentage of total loans declined to 0.81% at September 30, 2015, compared to 1.03% at September 30, 2014. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.0 million at September 30, 2015, compared to $3.2 million at September 30, 2014. The Company recorded net charge-offs of $1.1 million for both the nine month periods ended September 30, 2015 and 2014. The majority of the 2014 charge-offs were previously allocated specific reserves on commercial relationships which contributed to the lower provision for loan losses in 2014. The allowance for loan losses to total loans ratio was 1.57% at September 30, 2015, compared to 1.62% at December 31, 2014, and 1.68% at September 30, 2014.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended September 30, 2015 amounted to $3.4 million, a decrease of $155 thousand, or 4%, compared to the same period in 2014 due primarily to lower net gains on the sales of investment securities. Non-interest income for the nine months ended September 30, 2015 amounted to $11.3 million, an increase of $1.0 million, or 10%, compared to the same period in 2014 due primarily to increases in net gains on the sales of investment securities, and higher commercial loan prepayment fees and gains on the sales of other real estate owned, both of which are included in miscellaneous other income. Year-to-date non-interest income was also impacted by the net loss on the Company’s Capital Trust subsidiary due to the write-off of debt issuance costs related to the redemption of Trust Preferred Securities (Subordinated Debt) in March 2015, which is also included in miscellaneous other income.

Non-interest expense for the quarter ended September 30, 2015 amounted to $16.5 million, an increase of $1.4 million, or 9%, compared to the same period in the prior year. The increase in the quarter was due primarily to increases in salaries and benefits, occupancy costs, other professional costs and technology expenses, mainly resulting from the Company’s strategic growth initiatives. For the nine months ended September 30, 2015, non-interest expense amounted to $49.0 million, an increase of $3.6 million, or 8%, over the same period in the prior year. The increase in the year-to-date period was due primarily to expenses related to the Company’s strategic growth initiatives, including increases in salaries and benefits, occupancy costs, advertising and public relations, and technology expenses. The year-to-date period was also impacted by an increase in miscellaneous other expenses due primarily to the prepayment fees associated with the redemption of the Trust Preferred Securities mentioned above.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds. Total investments, one of the key components of interest earning assets, amounted to $281.0 million at September 30, 2015, and comprised 13% of total assets at September 30, 2015 compared to 12% at December 31, 2014. Since December 31, 2014, investments have increased $36.0 million, or 15%, reflecting increased liquidity from deposit growth.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial loans.  Total loans increased $118.0 million, or 7%, since December 31, 2014 and amounted to $1.79 billion at September 30, 2015, comprising 82% of total assets at September 30, 2015 and 83% of assets at December 31, 2014. Total commercial loans amounted to $1.54 billion, or 86% of gross loans, at September 30, 2015, which was consistent with the composition at December 31, 2014.

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

At September 30, 2015, total deposits, excluding brokered deposits, amounted to $1.85 billion, an increase of $168.3 million, or 10%, from December 31, 2014 balances. Non-brokered deposit growth since December 31, 2014 was noted primarily within the checking category.

Wholesale funding amounted to $136.1 million at September 30, 2015, compared to $144.1 million at December 31, 2014, a decrease of $8.0 million, or 6%. Wholesale funding included FHLB advances of $24.2 million and $58.9 million at September 30, 2015 and December 31, 2014, respectively, and brokered deposits of $111.9 million and $85.2 million at September 30, 2015 and December 31, 2014, respectively. Overnight FHLB advance balances have declined since year end as deposits have grown and the Company has utilized longer-term brokered CDs as an alternative strategic funding source.

Opportunities and Risks

The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company's continued success in differentiating itself in the market place and its ability to strengthen its competitive position. Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. National and larger regional banks have a local presence in the Company's market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, and non-bank payment and funding channels.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines, the cost of compliance with new government regulations, and the continued low interest rate environment have and are expected to continue to have an impact on the regional competitive market. The Company also faces increasing competition within its marketplace on the pricing of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term relationships, rather than competing for individual transactions or easing loan terms. In addition, the increased use and advances in technology such as internet and mobile banking, non-bank payment channels, electronic transaction processing and cyber-security, are expected to have a significant impact on the future competitive landscape confronting financial service businesses.

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

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, professional practice groups, municipalities and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. Recently, the Company announced plans to open its second Nashua, NH branch in the second quarter of 2016, pending regulatory approval. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, ongoing improvements and renovations of existing facilities and the continued development of recently added branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and help the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

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

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any sustained volatility in the financial markets or in credit markets, or fundamental deterioration in credit quality of the individual security, fund or issuer, which could possibly result in the recognition of additional other-than-temporary-impairment ("OTTI") charges in the future.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2015, and the recently adopted changes to the regulatory capital framework, see the section entitled "Capital Resources" contained in this Item 2 below. At September 30, 2015, both the Company and the Bank were categorized as "well capitalized;" however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

In addition, any further changes in government regulation or oversight, including, but not limited to, the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act and new consumer financial protection laws enacted by the Consumer Financial Protection Bureau, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, potentially influencing the Company's business decisions, or causing potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry as a whole.

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

The Company has a third-party risk management program designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor or customer exposes the Company to, and to rate and mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with critical third-party providers and customers who in turn provide financial services or products to their own customers.

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

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met. Any breakdown in the integrity of these information systems, infrastructure, or cyber-security measures, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers' personal information to unauthorized parties, damage the Company's reputation, subject the Company to increase costs and additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

This Opportunities and Risks discussion should be read in conjunction with Item 1A "Risk Factors," and the section titled "Opportunities and Risk" contained in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company's 2014 Annual Report on Form 10-K, which address numerous other factors and details that could adversely affect the Company's business, reputation, its future results of operations and financial condition.

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

Financial Condition

Total assets increased $173.1 million, or 9%, since December 31, 2014, to $2.20 billion at September 30, 2015.  The balance sheet composition and changes since December 31, 2014 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 3% of total assets at September 30, 2015, compared to 2% at December 31, 2014. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At September 30, 2015, the carrying value of the investment portfolio amounted to $281.0 million, an increase of $36.0 million, or 15%, since December 31, 2014.  The increase reflects increased liquidity from deposit growth.

The following table summarizes investments at the dates indicated:

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$69,352	24.7%	$59,812	24.4%	$54,338	22.9%
Federal agency mortgage backed securities (MBS)(1)	96,616	34.4%	88,802	36.2%	91,543	38.7%
Municipal securities	90,902	32.3%	74,204	30.3%	68,693	29.0%
Corporate bonds	9,309	3.3%	7,972	3.3%	7,074	3.0%
Certificates of deposits(2)	3,822	1.4%	—	—%	—	—%
Total fixed income securities	270,001	96.1%	230,790	94.2%	221,648	93.6%
Equity investments	11,026	3.9%	14,275	5.8%	15,105	6.4%
Total available-for-sale investments at fair value	$281,027	100.0%	$245,065	100.0%	$236,753	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Federal Farm Credit Bank, or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae (GNMA), a wholly-owned government entity.

(2)	Certificates of deposit ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

At September 30, 2015, the carrying amount of the federal agency MBS category consisted of $67.4 million in pass-through securities backed by residential mortgages, $16.5 million in collateralized mortgage obligations ("CMOs") backed by residential mortgages and $12.7 million in CMOs backed by commercial mortgages.  At December 31, 2014, all of the federal agency MBS investments were backed by residential mortgages, consisting of $75.5 million in pass through securities and $13.3 million in CMOs.

During the nine months ended September 30, 2015, the principal pay downs, calls and maturities amounted to $21.3 million, a decrease of $9.0 million over the same period in the prior year, primarily as a result of more investments being called in 2014. In addition, management sold investment securities, primarily municipal securities and equity investments, with an amortized cost of approximately $12.3 million realizing net gains on sales of $1.4 million during the nine months ended September 30, 2015. During the same period, the Company purchased $71.6 million in securities.

Net unrealized gains on the investment portfolio amounted to $4.7 million at September 30, 2015 compared to $5.8 million and $5.3 million at December 31, 2014 and September 30, 2014, respectively. The Company attributes the decrease in net unrealized gains since December 31, 2014 primarily to the impact of market value fluctuations on the equity portion of our portfolio. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.

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

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.2 million for the period ended September 30, 2015, and $3.4 million at both December 31, 2014 and September 30, 2014.

See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 82% of total assets as of September 30, 2015, compared to 83% at December 31, 2014.  Total loans increased $118.0 million, or 7%, compared to December 31, 2014, and $177.8 million, or 11%, since September 30, 2014.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$922,167	51.5%	$862,747	51.6%	$843,648	52.3%
Commercial and industrial	431,029	24.0%	402,994	24.1%	396,990	24.6%
Commercial construction	184,927	10.3%	168,044	10.0%	142,352	8.8%
Total commercial loans	1,538,123	85.8%	1,433,785	85.7%	1,382,990	85.7%
Residential mortgages	162,414	9.1%	149,959	8.9%	143,825	8.9%
Home equity loans and lines	81,195	4.5%	80,018	4.8%	77,983	4.8%
Consumer	10,520	0.6%	10,708	0.6%	9,654	0.6%
Total retail loans	254,129	14.2%	240,685	14.3%	231,462	14.3%

Gross loans	1,792,252	100.0%	1,674,470	100.0%	1,614,452	100.0%
Deferred fees, net	(1,644)		(1,866)		(1,678)
Total loans	1,790,608		1,672,604		1,612,774
Allowance for loan losses	(28,130)		(27,121)		(27,029)
Net loans	$1,762,478		$1,645,483		$1,585,745

Commercial real estate loans increased $59.4 million, or 7%, as of September 30, 2015, compared to December 31, 2014, and increased 9% compared to September 30, 2014.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties.

Commercial and industrial loans increased by $28.0 million, or 7%, since December 31, 2014, and increased 9% as compared to September 30, 2014.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans increased by $16.9 million, or 10%, since December 31, 2014, and increased 30% as compared to September 30, 2014. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $13.4 million, or 6%, since December 31, 2014, and have increased by 10% since September 30, 2014.  The increase was primarily within the residential mortgage portfolio.

At September 30, 2015, commercial loan balances participated out to various banks amounted to $51.0 million, compared to $44.8 million at December 31, 2014, and $41.4 million at September 30, 2014.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $65.7 million, $65.3 million and $51.7 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms that would otherwise not be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  TDR loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

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

Asset Quality

At September 30, 2015 and December 31, 2014, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $23.7 million and $28.4 million, respectively. The decrease in adversely classified balances was due primarily to several larger commercial relationships that paid off, in addition to charge-offs and principal payments, partially offset by additional credit downgrades during the period. These same factors also contributed to the declines in non-accrual and impaired balances discussed below.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $9.6 million at September 30, 2015 and $11.5 million at December 31, 2014.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $14.1 million and $16.9 million at September 30, 2015 and December 31, 2014, respectively.  Non-accrual loans which were not adversely classified amounted to $322 thousand and $211 thousand at September 30, 2015 and December 31, 2014, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Non-Accrual loan summary:
Commercial real estate	$8,762	$9,714	$8,028
Commercial and industrial	4,673	5,950	5,865
Commercial construction	329	447	669
Residential	436	763	1,677
Home equity	206	245	276
Consumer	39	16	9
Total non-accrual loans	14,445	17,135	16,524
Overdrafts > 90 days past due	7	1	16
Total non-performing loans	14,452	17,136	16,540
OREO	—	861	861
Total non-performing assets	$14,452	$17,997	$17,401
Total Loans	$1,790,608	$1,672,604	$1,612,775
Accruing TDR loans not included above	$8,418	$11,943	$13,027
Delinquent loans 60-89 day past due	$2,404	$1,707	$4,208
Non-performing loans to total loans	0.81%	1.02%	1.03%
Non-performing assets to total assets	0.66%	0.89%	0.89%
Loans 60-89 days past due to total loans	0.13%	0.10%	0.26%
Adversely classified loans to total loans	1.32%	1.70%	1.74%
Allowance for loan losses	$28,130	$27,121	$27,029
Allowance for loan losses to non-performing loans	194.64%	158.27%	163.42%
Allowance for loan losses to total loans	1.57%	1.62%	1.68%

Total impaired loans amounted to $23.3 million and $29.3 million at September 30, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $8.9 million and $12.5 million at September 30, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $14.3 million and $16.7 million as of September 30, 2015 and December 31, 2014, respectively.

In management's opinion, the majority of impaired loan balances at September 30, 2015 and December 31, 2014 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at September 30, 2015, impaired loans totaling $18.5 million required no specific reserves and impaired loans totaling $4.8 million required specific reserve allocations of $2.0 million.  At December 31, 2014, impaired loans totaling $21.9 million required no specific reserves and impaired loans totaling $7.4 million required specific reserve allocations of $2.2 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan figures above as of September 30, 2015 and December 31, 2014 were $15.4 million and $19.5 million, respectively.  TDR loans on accrual status amounted to $8.4 million and $11.9 million at September 30, 2015 and December 31, 2014, respectively. TDR loans included in non-performing loans amounted to $7.0 million and $7.5 million at September 30, 2015 and December 31, 2014, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The Company carried no OREO at September 30, 2015 compared to $861 thousand at December 31, 2014. During the nine months ended September 30, 2015, the Company sold the three properties held at December 31, 2014, recognizing net gains on

OREO sales of $154 thousand; there were no additions to OREO, or subsequent impairment write-downs during the period. During the nine months ended September 30, 2014, there were no sales or subsequent impairment write-downs on OREO.

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

Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.57% at September 30, 2015, 1.62% at December 31, 2014, and 1.68% at September 30, 2014. The declining trend in the allowance ratio reflects the improvement in credit quality statistics and general economic conditions over the period.
Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2015.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Balance at beginning of year	$27,121	$26,967

Provision charged to operations	2,100	1,165
Recoveries on charged-off loans:
Commercial real estate	5	—
Commercial and industrial	232	510
Commercial construction	25	47
Residential	—	—
Home equity	15	1
Consumer	14	24
Total recoveries	291	582
Charged-off loans
Commercial real estate	108	295
Commercial and industrial	1,201	1,143
Commercial construction	—	134
Residential	—	46
Home equity	—	27
Consumer	73	40
Total Charged off	1,382	1,685

Net loans charged-off	1,091	1,103
Ending Balance	$28,130	$27,029
Annualized net loans charged-off: Average loans outstanding	0.09%	0.09%

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

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$559,367	28.5%	$470,025	26.6%	$483,074	27.3%
Interest bearing checking	320,579	16.3%	253,126	14.3%	245,207	13.9%
Total checking	879,946	44.8%	723,151	40.9%	728,281	41.2%

Savings	168,175	8.6%	149,940	8.5%	149,587	8.5%
Money markets	638,029	32.5%	631,676	35.7%	619,630	35.0%
Total savings/money markets	806,204	41.1%	781,616	44.2%	769,217	43.5%

Certificates of deposit	165,554	8.4%	178,594	10.1%	186,140	10.5%
Total non-brokered deposits	1,851,704	94.3%	1,683,361	95.2%	1,683,638	95.2%

Brokered deposits	111,911	5.7%	85,185	4.8%	85,158	4.8%
Total deposits	$1,963,615	100.0%	$1,768,546	100.0%	$1,768,796	100.0%

As of September 30, 2015, deposits, excluding brokered deposits, increased $168.3 million, or 10%, since December 31, 2014, and $168.1 million, or 10%, since September 30, 2014. Non-brokered deposit growth was noted primarily within the checking category.

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $136.1 million at September 30, 2015, compared to $144.1 million at December 31, 2014, a decrease of $8.0 million, or 6%.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks, however, at September 30, 2015, December 31, 2014, and September 30, 2014 brokered deposits were comprised only of brokered CDs. While brokered CDs increased $26.7 million, or 31%, during the first nine months of 2015, the Company's level of borrowed funds have declined over the same period. Brokered CDs outstanding at September 30, 2015 had a weighted average remaining life of approximately 1.6 years.

Borrowed Funds and Subordinated Debt

Borrowed funds consisted of FHLB borrowings of $24.2 million at September 30, 2015, compared to $58.9 million at December 31, 2014 and $1.0 million September 30, 2014. Borrowed fund balances have declined $34.7 million, or 59%, since year end as deposits have grown and the Company has utilized brokered CDs as an alternative strategic funding source.

At September 30, 2015, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $370.0 million and capacity to borrow from the FRB Discount Window of approximately $95.0 million.

The Company also had $14.8 million of outstanding subordinated debt at September 30, 2015. At both December 31, 2014 and September 30, 2014, the Company had $10.8 million in subordinated debt.

The subordinated debt carried at September 30, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

The subordinated debt balance carried at December 31, 2014 and September 30, 2014 consisted of $10.8 million in Junior Subordinated Debt Securities (the "Debt"), at a rate of 10.875%. In March 2015, the Company paid off the Debt using proceeds from the $15.0 million in Notes issued in January 2015.

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

At September 30, 2015, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to its existing stockholders and new investors.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of September 30, 2015, both the Company and the Bank qualify as "well capitalized" under applicable regulations of Basel III, the Federal Reserve Board and the FDIC.

The Company began implementing the new regulatory requirements under Basel III in 2015. The current regulatory requirements, and the Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2015 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$207,371	10.88%	$152,493	8.00%	$190,616	10.00%
Tier 1 Capital (to risk weighted assets)	$168,005	8.81%	$114,369	6.00%	$152,493	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$168,005	7.85%	$85,569	4.00%	N/A	N/A	*
Common equity tier 1 capital to risk weighted assets	$168,005	8.81%	$85,777	4.50%	$123,900	6.50%

The Bank
Total Capital (to risk weighted assets)	$203,709	10.69%	$152,493	8.00%	$190,616	10.00%
Tier 1 Capital (to risk weighted assets)	$179,162	9.40%	$114,369	6.00%	$152,493	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$179,162	8.38%	$85,566	4.00%	$106,957	5.00%
Common equity tier 1 capital to risk weighted assets	$179,162	9.40%	$85,777	4.50%	$123,900	6.50%
__________________________________________
* For the Bank to qualify as "well capitalized," it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

Under Basel III, capital ratio requirements for all banking organizations have increased and include a "capital conservation buffer," which is being phased in through 2019, and is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Although community banks began complying with the Basel III rules on January 1, 2015, as previously noted above, there is a phase in period for several aspects, including the capital conservation buffer, which begins in January 2016 and extends to January 2019.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank in 2019 after the full phase-in period are summarized in the table below:

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

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration statement of common stock, rights or preferred stock with the SEC for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of September 30, 2015, the Company has not utilized this shelf registration statement.

The Company previously maintained a dividend reinvestment plan for stockholders of the Company (the "DRP").  In July 2014, that DRP was terminated and the Company adopted a new dividend reinvestment plan and direct stock purchase plan (the "DRSPP"). The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the nine months ended September 30, 2015, the Company paid $3.9 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 45,449 shares of the Company's common stock totaling $957 thousand. The direct purchase component of the DRSPP was used to purchase 5,280 shares of the Company's common stock totaling $117 thousand during the nine months ended September 30, 2015.

On October 20, 2015, the Company announced a quarterly dividend of $0.125 per share to be paid on December 1, 2015 to stockholders of record as of November 10, 2015. The 2015 dividend rate represents a 4.2% increase over the 2014 dividend rate.

Investment Assets Under Management

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Investment advisory and management services	$517,798	$528,718	$524,517
Brokerage and management services	152,232	144,396	140,130
Total investment advisory assets	670,030	673,114	664,647
Commercial sweep accounts	2,046	1,490	2,096
Investment assets under management	$672,076	$674,604	$666,743

Investment assets under management are relatively flat since December 31, 2014 and have increased slightly by $5.3 million, or 1%, since September 30, 2014.  Market volatility at the end the current quarter resulted in declines in market values that offset growth from net sales year-to-date.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.94 billion at September 30, 2015, $2.76 billion at December 31, 2014, and $2.69 billion at September 30, 2014. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Unless otherwise indicated, the reported results are for the three months ended September 30, 2015 with the "same period," the "comparable period," and "prior period" being the three months ended September 30, 2014. Average yields are presented on a tax equivalent basis.

The Company's third quarter 2015 net income amounted to $4.3 million, compared to $3.8 million for the same period in 2014, an increase of $461 thousand, or 12%.  Diluted earnings per common share were $0.41 and $0.37 for the three months ended September 30, 2015 and September 30, 2014, respectively, an increase of 11%.

The Company’s 2015 growth contributed to increases in net interest income and non-interest expenses for the quarter, as compared to the same period in 2014. This growth and other items impacting the Company's net income are discussed further below.

Net Interest Income

The Company's net interest income for the quarter ended September 30, 2015 amounted to $19.8 million, compared to $18.1 million for the quarter ended September 30, 2014, an increase of $1.7 million, or 9%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company's tax equivalent net interest margin ("margin") was 3.95% for the three months ended September 30, 2015, which is relatively consistent with the quarterly margins of 3.93% for the three months ended June 30, 2015 and 3.95% for the three months ended March 31, 2015. For the quarter ended September 30, 2014, margin was 4.02%.

 Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,350	$1,881	$(466)	$(65)
Investment securities	246	347	(49)	(52)
Other interest earning assets (1)	33	(3)	41	(5)
Total interest earnings assets	1,629	2,225	(474)	(122)
Interest Expense
Interest checking, savings and money market	(7)	56	(50)	(13)
Certificates of deposit	(12)	(30)	19	(1)
Brokered CDs	36	62	(19)	(7)
Borrowed funds	7	7	—	—
Subordinated debt	(62)	110	(130)	(42)
Total interest-bearing deposits, borrowed funds and subordinated debt	(38)	205	(180)	(63)
Change in net interest income	$1,667	$2,020	$(294)	$(59)
__________________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2015 and 2014.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,759,611	$19,584	4.47%	$1,596,528	$18,234	4.59%
Investments (3)	267,364	1,377	2.66%	216,901	1,131	2.75%
Other Interest Earning Assets (4)	26,614	62	0.93%	30,015	29	0.37%
Total interest earnings assets	2,053,589	21,023	4.19%	1,843,444	19,394	4.30%
Other assets	92,629			91,537
Total assets	$2,146,218			$1,934,981

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,109,271	531	0.19%	$1,002,622	538	0.21%
Certificates of deposit	167,333	258	0.61%	188,463	270	0.57%
Brokered CDs	111,900	233	0.83%	85,145	197	0.92%
Borrowed funds	10,544	10	0.36%	2,481	3	0.37%
Subordinated debt (5)	14,817	232	6.16%	10,825	294	10.88%
Total interest-bearing funding	1,413,865	1,264	0.35%	1,289,536	1,302	0.40%

Net interest rate spread			3.84%			3.90%

Demand deposits	543,360	—		471,136	—
Total deposits, borrowed funds and subordinated debt	1,957,225	1,264	0.26%	1,760,672	1,302	0.29%
Other liabilities	14,427			13,272
Total liabilities	1,971,652			1,773,944

Stockholders' equity	174,566			161,037
Total liabilities and stockholders' equity	$2,146,218			$1,934,981

Net interest income		$19,759			$18,092
Net interest margin (tax equivalent)			3.95%			4.02%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $634 thousand and $569 thousand for the quarters ended September 30, 2015 and September 30, 2014, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the third quarter of 2015, total interest and dividend income amounted to $21.0 million, an increase of $1.6 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $210.1 million, or 11%, in the average balance of interest earning assets, partially offset by an 11 basis point decline in the yield on interest earning assets.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $19.6 million for the three months ended September 30, 2015, an increase of $1.4 million, or 7%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average balances of loans and loans held for sale increased $163.1 million, or 10%, for the three months ended September 30, 2015 compared to the same period in 2014, while the average yield on these assets declined 12 basis points compared to the prior period, due primarily to the current interest rate environment and commercial loan repricing and amounted to 4.47% for the three months ended September 30, 2015.

Income on investment securities amounted to $1.4 million, an increase of $246 thousand, or 22%, compared to the same period in 2014. This increase primarily resulted from an increase of $50.5 million, or 23%, in the average balance of investment securities, partially offset by a decline in investment yields of 9 basis points.

Interest Expense

For the three months ended September 30, 2015, total interest expense amounted to $1.3 million, a decrease of $38 thousand, or 3%, compared to the prior period. The decrease resulted primarily from the issuance of $15.0 million in Notes in January 2015 at a lower rate than the Company's $10.8 million Debt that was redeemed in full in March 2015.

Interest expense on brokered CDs amounted to $233 thousand, an increase of $36 thousand, or 18%, over the comparable period. The increase primarily resulted from an increase in the average balances of brokered CDs by $26.8 million, or 31%, compared to the 2014 period, partially offset by a 9 basis point decrease in rates.

Interest expense on subordinated debt amounted to $232 thousand, a decrease of $62 thousand, or 21%, over the same period in 2014. The decrease primarily resulted from a decrease in the average rate, partially offset by an increase in the average balance. The average rate declined to 6.16% as a result of the lower rate on the Notes issued in January 2015. Average balances increased $4.0 million due to the higher dollar value of the Notes issued in January 2015, compared to the amount of the Company's Debt that was redeemed in full in March 2015.

For the three months ended September 30, 2015, the average balance of non-interest bearing demand deposits increased $72.2 million, or 15%, as compared to the same period in 2014.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 28% of total average deposit balances for the three months ended September 30, 2015, compared to 27% for the three months ended September 30, 2014, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $250 thousand for three months ended September 30, 2015, a decrease of $515 thousand compared to the same period last year.  The 2014 quarterly provision included specific reserves for two larger commercial relationships carried as impaired loans. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The provision for loan losses is a significant factor in the Company's operating results.

Non-Interest Income

Non-interest income for the three months ended September 30, 2015 amounted to $3.4 million, a decrease of $155 thousand, or 4%, as compared to the three months ended September 30, 2014 due primarily to net gains on sales of investment securities (a decrease of $208 thousand). Investment sales are typically driven by market opportunities.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2015 amounted to $16.5 million, an increase of $1.4 million, or 9%, compared to the same period in 2014. The significant changes are discussed below:

•	Salaries and employee benefits increased $801 thousand, or 8%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•
Occupancy and equipment expenses increased $187 thousand, or 12%, due primarily to the expansion of our main headquarters in Lowell, increased utility costs, and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $180 thousand, or 14%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

•	Audit, legal, and other professional expenses increased $111 thousand, or 25%, due primarily to increases in other professional costs due to the timing of these services and projects.

Results of Operations
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2015 with the "same period," the "comparable period," "prior year," and "prior period" being the nine months ended September 30, 2014. Average yields are presented on a tax equivalent basis.

The Company's year-to-date 2015 net income amounted to $11.4 million compared to $10.7 million for the same period in 2014, an increase of $776 thousand, or 7%.  Diluted earnings per share were $1.10 and $1.05 for the nine months ended September 30, 2015 and September 30, 2014, respectively, an increase of 5%.

The Company’s 2015 growth contributed to increases in year-to-date net interest income and non-interest expenses, as compared to the same period in 2014. This growth and other items impacting the Company's net income are discussed further below.

Net Interest Income

The Company's net interest income for the nine months ended September 30, 2015 was $57.2 million compared to $52.5 million for the nine months ended September 30, 2014, an increase of $4.7 million, or 9%.  The increase in net interest income over the comparable year-to-date period was due primarily to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company's year-to-date margin was 3.94% for the nine months ended September 30, 2015, compared to 4.03% in the comparable 2014 period. While the margin has declined since September 30, 2014, the quarterly margin for September 30, 2015 at 3.95% was relatively consistent with the margin the last two quarters.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$3,998	$5,084	$(1,097)	$11
Investment securities	621	777	(95)	(61)
Other interest earning assets (1)	53	42	7	4
Total interest earnings assets	4,672	5,903	(1,185)	(46)

Interest Expense
Interest checking, savings and money market	(38)	161	(146)	(53)
Certificates of deposit	(91)	(98)	15	(8)
Brokered CDs	131	246	(77)	(38)
Borrowed funds	(1)	(5)	4	—
Subordinated debt	(46)	419	(319)	(146)
Total interest-bearing deposits, borrowed funds and subordinated debt	(45)	723	(523)	(245)
Change in net interest income	$4,717	$5,180	$(662)	$199
_________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2015 and 2014.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,715,527	$57,115	4.50%	$1,565,981	$53,117	4.59%
Investments (3)	249,236	3,825	2.64%	210,849	3,204	2.70%
Other interest earning assets (4)	30,937	137	0.59%	20,584	84	0.54%
Total interest earnings assets	1,995,700	61,077	4.20%	1,797,414	56,405	4.32%
Other assets	91,299			88,982
Total assets	$2,086,999			$1,886,396

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,073,759	1,587	0.20%	$975,895	1,625	0.22%
Certificates of deposit	172,125	757	0.59%	194,674	848	0.58%
Brokered CDs	114,338	689	0.81%	79,351	558	0.94%
Borrowed funds	12,100	32	0.35%	14,270	33	0.31%
Subordinated debt (5)	15,904	837	6.99%	10,825	883	10.88%
Total interest-bearing funding	1,388,226	3,902	0.38%	1,275,015	3,947	0.41%

Net interest rate spread			3.82%			3.91%
Demand deposits	512,181	—		441,920	—
Total deposits, borrowed funds and subordinated debt	1,900,407	3,902	0.27%	1,716,935	3,947	0.31%
Other liabilities	14,566			12,152
Total liabilities	1,914,973			1,729,087
Stockholders' equity	172,026			157,309
Total liabilities and stockholders' equity	$2,086,999			$1,886,396
Net interest income		$57,175			$52,458
Net interest margin (tax equivalent)			3.94%			4.03%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.7 million for both the nine month periods ended September 30, 2015 and September 30, 2014.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $61.1 million for the nine months ended September 30, 2015, an increase of $4.7 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $198.3 million, or 11%, in the average balance of interest earning assets, partially offset by a 12 basis point decline in the yield on interest earning assets.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $57.1 million, an increase of $4.0 million, or 8%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $149.5 million, or 10%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.50% for the nine months ended September 30, 2015, a decline of 9 basis points since the same period in 2014, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $3.8 million, an increase of $621 thousand, or 19%, compared to the same period in 2014. This increase primarily resulted from an increase in the average balance of investment securities by $38.4 million, or 18%, partially offset by a decline in investment yields of 6 basis points.

Income on other interest earning assets amounted to $137 thousand, an increase of $53 thousand, or 63%, over the comparable period in 2014, primarily due to an increase in average balances by $10.4 million, or 50%.

Interest Expense

For the nine months ended September 30, 2015, total interest expense amounted to $3.9 million, a decrease of $45 thousand, or 1%, compared to the prior period.  The decrease resulted primarily from the issuance of $15.0 million in Notes in January 2015 at a lower rate than the Company's $10.8 million Debt that was redeemed in full in March 2015.

Interest expense on interest checking, savings and money market accounts amounted to $1.6 million, a decrease of $38 thousand, or 2%, due primarily to a decrease in rates, mainly offset by an increase in average balances. Rates declined 2 basis point to 0.20%, while average balances increased $97.9 million, or 10%, to $1.07 billion.

Interest expense on CDs amounted to $757 thousand, a decrease of $91 thousand, or 11%, over the comparable period. The decrease was due primarily to a decrease in average balances of $22.5 million, or 12%, compared to the same prior period in 2014.

Interest expense on brokered CDs amounted to $689 thousand, an increase of $131 thousand, or 23%, over the comparable period, due primarily to increased average balances, partially offset by a decrease in rates of 13 basis points. The average balances increased by $35.0 million, or 44%, compared to the 2014 period.

Interest expense on subordinated debt amounted to $837 thousand, a decrease of $46 thousand, or 5%, over the same period in 2014. The decrease primarily resulted from a decrease in the average rate, partially offset by an increase in the average balance. The average rate declined to 6.99% as a result of the lower rate on the Notes issued in January 2015. Average balances increased $5.1 million due to the higher dollar value of the Notes issued in January 2015, compared to the amount of the Company's Debt that was redeemed in full in March 2015.

For the nine months ended September 30, 2015, the average balance of non-interest bearing demand deposits increased $70.3 million, or 16%, as compared to the same period in 2014.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 27% and 26% of total average deposit balances for the nine months ended September 30, 2015 and 2014, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $2.1 million for the nine months ended September 30, 2015, an increase of $935 thousand compared to the same period last year.  The increase in the year-to-date 2015 provision was due primarily to loan growth and additional specific reserves on impaired commercial loans.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above and "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The provision for loan losses is a significant factor in the Company's operating results.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2015 amounted to $11.3 million, an increase of $1.0 million, or 10%, as compared to the nine months ended September 30, 2014.  The significant changes are discussed below.

•	Net gains on sales of investment securities increased $533 thousand. Investment sales are typically driven by market opportunities.

•
Other income increased $394 thousand, or 23%, due primarily to higher commercial loan prepayment fees and gains on the sales of other real estate owned. Other income was also impacted by the redemption of the Trust Preferred Securities, due primarily to a net loss ($192 thousand) on the Trust from the write-off of debt issuance costs in March 2015.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2015 amounted to $49.0 million, an increase of $3.6 million, or 8%, compared to the same period in 2014.  The significant changes are discussed below.

•	Salaries and employee benefits increased by $2.1 million, or 7%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•
Occupancy and equipment expenses increased $603 thousand, or 12%, due primarily to the expansion of our main headquarters in Lowell, increased utility costs, snow removal costs, and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $379 thousand, or 10%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

•	Advertising and public relations expenses increased $248 thousand, or 13%, due primarily to increased costs to support the Company's expansion and business development efforts.

•	Other non-interest expense increased $491 thousand, or 14%, due primarily to the prepayment fees ($285 thousand) associated with the redemption of the Trust Preferred Securities as noted above.

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

Year-to-date net interest margin for the nine months ended September 30, 2015 has declined, compared to the nine months ended September 30, 2014 due to an increase in lower yielding overnight Federal Reserve balances and other interest earning cash balances, as well as loans repricing lower and investment portfolio cash flow reinvested at lower rates due to a flattening of the yield curve. During the first nine months of 2015, the margin has been relatively stable. Additional margin compression may occur if the yield curve continues to flatten while the cost of deposits remains at the same level.

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  At September 30, 2015, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2015) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -	Defaults upon Senior Securities

Not Applicable

Item 4 -	Mine Safety Disclosures

Not Applicable

Item 5 -	Other Information

Not Applicable

Item 6 -	Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company's Current Report on Form 8-K filed June 10, 2013.

3.2	Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 22, 2013.

4.1
Renewal Rights Agreement dated as of December 11, 2007 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 13, 2007.

10.1.1
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company's Current Report on 8-K filed on July 9, 2015.

10.12
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company's Current Report on 8-K filed on July 9, 2015.

10.1.3
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.1.2 to the Company's Current Report on 8-K filed on July 9, 2015.

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*	The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 were formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014;
(iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and
(vi) Notes to Unaudited Consolidated Interim Financial Statements.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 6, 2015	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)