Form 10-K
period 2015-12-31
ENTERPRISE BANCORP INC /MA/
filed 2016-03-15
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
NONE
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $179,336,416 ($23.44 per share) as of June 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: March 4, 2016, Common Stock, par value $0.01, 10,409,989 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 3, 2016 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.	Business

Organization

Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company and state chartered commercial bank that commenced banking operations in 1989, has five wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

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

Market Area

The Company’s primary market area is the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire.  Enterprise has 22 full-service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Lawrence, Leominster, Lowell, Methuen, Tewksbury, Tyngsboro and Westford; and in the New Hampshire towns of Derry, Hudson, Nashua, Pelham and Salem, which serve those cities and towns as well as the surrounding communities. Additionally, the Company has obtained regulatory approval and plans to open its second Nashua branch in the second quarter of 2016.

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

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement, focused marketing strategies, and long-term relationships with established commercial developers, growing businesses and non-profits.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit.  The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to lessen its credit risk exposure.

Interest rates charged on loans may be fixed or variable; variable rate loans may have fixed initial periods before periodic rate adjustments begin. Individual rates offered are dependent on the associated degree of credit risk, term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with the borrower, and may be subject to interest rate floors. Rates are also subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations. In 2015, the Company introduced a “Back-to-Back Swap” program that is available to qualified commercial banking customers. The customer interest-rate swap contract allows commercial banking customers to convert a floating-rate loan payment to fixed-rate loan payment while the Company simultaneously enters into an equal and opposite interest rate swap with an independent counterparty. The transaction structure effectively minimizes the Company's net interest rate risk exposure resulting from such transactions.

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

A management loan review committee, consisting of senior lending officers, credit, loan workout and accounting personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the internal “watched asset list” and classified loan report. An internal credit review committee, consisting of senior lending officers and loan review personnel, meets to review loan requests related to borrowing relationships of certain dollar levels, as well as other borrower relationships recommended for discussion by committee members.

The Executive Committee of the Company’s Board of Directors (the "Board") approves loan relationships exceeding certain prescribed dollar limits.  The Loan Committee of the Board reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board’s Loan Committee is also responsible for approval of credit-related charge-offs recommended by management.  Approved charge-offs are forwarded to the full Board for ratification. In March 2016, these two board committees were merged, with all former duties and responsibilities carried forward to the surviving Loan Committee or the full Board.

At December 31, 2015, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $37.9 million, subject to certain exceptions provided under applicable law.

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

From time to time, Enterprise participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan and an annual review thereafter of each participating institution.

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

Residential Loans

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation homes or investment properties.  Loan-to-value limits vary, generally from 75% for multi-family owner-occupied properties, up to 97% for single family owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

Home Equity Loans and Lines of Credit

Home equity term loans are originated for one-to-four family residential properties with maximum combined loan-to-value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may also be fixed for three to fifteen years.

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

Credit Risk and Allowance for Loan Losses

Information regarding the Company’s credit risk and allowance for loan losses is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the section “Financial Condition,” under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses,” and in the “Critical Accounting Estimates” section of Item 7 under the heading “Allowance for Loan Losses.”

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

In addition to the deposit products noted above, the Company also provides customers the ability to allocate money market and checking deposits and CDs to networks of reciprocating FDIC insured banks. Deposits are placed into nationwide networks in increments that are covered by FDIC insurance.  This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the “excess” funds in FDIC insured accounts or term certificates issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's balance sheet, however the network's reciprocal dollar deposits are carried as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

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

Cash Management Services

In addition to the deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House ("ACH") credit and debit origination, credit card processing, wholesale and retail lockbox deposit, escrow management, Non-Sufficient Funds check recovery, coin and currency processing, check reconciliation, check payment fraud prevention, international and domestic wire transfers, corporate credit cards, and automated investment sweep of excess funds into enhanced FDIC insured money market and commercial checking accounts.

Third-party money market mutual funds are also offered for commercial sweep accounts.  Management believes that commercial customers benefit from this product flexibility, while retaining a conservative investment option of high quality and safety.  The balances swept on a daily basis into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

Product Delivery Channels

In addition to traditional product access channels, on-line banking customers may connect to their bank accounts securely via personal computer or any internet-enabled phone or mobile device.  Various electronic banking capabilities include the following: account inquiries; viewing of recent transactions; account transfers; loan payments; bill payments; person to person payments; check deposits; placement of stop payments; access to images of checks paid; and access to prior period account statements; commercial customers can additionally launch cash management services such as remote deposit capture, check payment fraud prevention, conduct ACH transactions and initiate wire transfers.

On-line and mobile banking tools utilize multiple layers of customer authentication including device and geographic recognition, personal access ID’s and passwords, as well as digital signatures for certain transactions.

Personal and business debit card customers may also enlist in Apple Pay® for their Apple® compatible devices to conduct convenient contactless debit payments in a unique secure environment at hundreds of thousands of retail locations.

Investment Services

The Company provides a range of investment advisory and management services delivered via two channels, Enterprise Investment Advisors and Enterprise Investment Services.

Investment advisory and management services include customized investment management and trust services provided under the label “Enterprise Investment Advisors” to individuals, family groups, commercial businesses, trusts, foundations, non-profit organizations, and endowments.

Enterprise Investment Advisors primarily utilizes an open-architecture approach to client investment management.  The philosophy is to identify and hire high performing mutual funds and independent investment management firms on behalf of our clients. The Company partners with an investment research and due diligence firm to strengthen strategic development, improve manager access and selection and provide performance monitoring capabilities.  This firm performs detailed research and due diligence reviews and provides an objective analysis of each independent management firm based on historic returns, management quality, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

Enterprise Investment Advisors also offers the flexibility of an individually managed portfolio, for clients who prefer customized asset management with a variety of investment options, which includes our Large Cap Core Equity Strategy, a proprietary blend of value and growth stocks.  Various secondary research sources are utilized with our individually managed portfolios.

Enterprise Investment Services provides brokerage and management services through a third-party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor. Retirement plan services are offered through third-party arrangements with leading 401(k) plan providers.

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

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts fixed income investments to high-quality securities within prescribed categories approved by the Asset-Liability Committee of the Board (“ALCO”). Management utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios within prescribed guidelines set by management. The Company’s internal investment policy also sets sector limits as a percentage of the total portfolio. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents may be comprised of cash and due from banks, interest-earning deposits (deposit accounts, excess cash balances, money market, money market mutual fund accounts and short-term U.S. Agency Discount Notes) and overnight and term federal funds sold ("fed funds") to money center banks.

As of the balance sheet dates reflected in this annual report, all of the investment securities within the Company's investment portfolio were classified as available-for-sale and carried at fair value. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired (“OTTI”). If a decline in the market value of an equity security or fund is considered other than temporary, the cost basis of the individual security or fund is written down to market value with a charge to earnings. In the case of fixed income securities, the noncredit portion of the impairment may be recognized in accumulated other comprehensive income with only the credit loss portion of the impairment charged to earnings.

Investment transaction summaries, portfolio allocations and projected cash flows are prepared quarterly and presented to ALCO on a periodic basis.  ALCO regularly reviews the composition and key risk characteristics of the Company’s investment portfolio, including effective duration, cash flow, and market value at risk and asset class concentration.  Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to ALCO.  ALCO also designates acceptable and unacceptable investment practices, approves the selection of securities dealers, and the Company’s ongoing investment strategy. In March 2016, the ALCO Committee was merged into the full Board. The duties and responsibilities related to ALCO matters will be covered by the Board on a quarterly basis.

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

Subordinated Debt

The Company had outstanding subordinated debt of $14.8 million and $10.8 million at December 31, 2015 and December 31, 2014, respectively.

The subordinated debt carried at December 31, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance that the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

The subordinated debt balance carried at December 31, 2014 consisted of $10.8 million in Junior Subordinated Debt Securities (the "Debt"), at a rate of 10.875%. In March 2015, the Company paid off the Debt using proceeds from the $15.0 million in Notes issued in January 2015.

See also Note 7, "Borrowed Funds and Subordinated Debt” to the consolidated financial statements in Item 8 below, for further information regarding the Company’s subordinated debt.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been common stock issuances and proceeds from the issuance of subordinated debt. Ongoing sources of capital include the retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s stockholder dividend reinvestment plan and direct stock purchase plan ("DRSPP").

As of December 31, 2015 and 2014, both the Company and the Bank qualified as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC effective as of December 31, 2015. Although the Company believes its current capital is adequate to support ongoing operations and that the Company and the Bank meet all capital adequacy requirements to which they are subject, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of December 31, 2015, the Company has not utilized this shelf registration.

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

Employees

At December 31, 2015, the Company employed 426 full-time equivalent employees.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

The Company currently uses outside vendors to design, support and host its two primary internet websites; www.enterprisebanking.com, for the Bank's products and services and Company information, as noted below; and www.enterpriseinvestmentadvisors.com, for Investment services.  The underlying structure of the sites allows for the ongoing maintenance to be performed by third parties, and updates of the information to be performed by authorized Company personnel.

The Bank's site provides information on the Company and its products and services. Users have the ability to open various deposit accounts as well as the ability to submit mortgage loan applications online and, via a link, to access their bank accounts and perform various financial transactions with those accounts using Online Banking. The site also provides the access point to a variety of specified banking services and information, various financial management tools, and investor and corporate information, which includes a corporate governance page.  The Company’s corporate governance page includes the corporate governance guidelines, code of business conduct and ethics, and whistleblower and non-retaliation protection policy, as well as the charters of the Board of Directors’ Audit, Compensation, and Corporate Governance/Nominating committees.

In the Investor Relations section of the Bank's site, under the SEC Filings tab, the Company makes available copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Additionally, the site includes all registration statements that the Company has been required to file in connection with the issuance of its shares. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% or greater stockholders under Section 16 of the Securities Exchange Act of 1934 (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.SEC.gov).

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

See also “Supervision and Regulation” below, Item 1A, “Risk Factors,” and “Opportunities and Risks” included in the section entitled “Overview,” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion on how new laws and regulations and other factors may affect the Company’s competitive position, growth and/or profitability.

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

Regulatory Agencies
As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act, as amended (the “Bank Holding Company Act”).

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

Control Acquisitions

The Change in Bank Control Act, as amended (the “Change in Bank Control Act”), and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

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

In connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the final Volcker Rule approved by regulators in December 2013 amended the Bank Holding Company Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust-preferred securities that back collateralized debt obligations. As the Company does not currently hold any of the prohibited investments, this aspect of the Volcker Rule does not have any impact on the Company’s financial statements at this time.

A bank holding company may also elect to become a “financial holding company,” by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act, as amended (the “Community Reinvestment Act”), such as being “well-capitalized” and “well-managed,” and must have a Community Reinvestment Act rating of at least “satisfactory.” Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board. The Company believes that the Bank, which is the Company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company. However, the Company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.

Source of Strength

Under the Federal Reserve Board's “source-of-strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any of its subsidiary banks. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve Board has not yet adopted regulations to implement this requirement.

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or it may be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

The Federal Reserve Board has the authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk‑based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more.

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

Qualifying capital is classified depending on the type of capital as follows:

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may count trust preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital, provided that the bank holding company has total assets of less than $15 billion and such trust preferred securities were issued before May 19, 2010;

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses.

Under the federal capital guidelines as of December 31, 2014, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” under the prompt corrective action framework, a bank holding company must have had a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have had a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2014, the respective capital ratios of both the Company and the Bank exceeded the minimum percentage requirements to be deemed “well capitalized” under then applicable Federal Reserve Board and FDIC capital rules.

Under the Basel III Rules, effective January 1, 2015, a bank holding company must satisfy increased capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments once the rule is fully phased in. See “Capital Requirements under Basel III” below.

Capital Requirements under Basel III

On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act, as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include higher risk-based and leverage capital ratio requirements and redefine what constitutes “capital” for purposes of calculating those ratios. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions.

The Basel III Rules also introduced a common equity Tier 1 (“CET1”) risk-based capital ratio. CET1 capital consists of retained earnings and common stock instruments, subject to certain adjustments. In addition, the rule requires that most regulatory capital deductions be made from CET1 capital.

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio.

The Basel III Rules generally became effective January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. The Basel III minimum capital ratio requirements as applicable to the Company and the Bank in 2019 after the full phase-in period are summarized in the table below.

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

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules now include a CET1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a Total risk-based capital ratio of 10% (unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. The Company’s regulatory capital ratios and those of the Bank were in excess of the levels established for “well capitalized” institutions under the Basel III Rules as of December 31, 2015.

The Federal Reserve Board may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The bank regulatory agencies could impose higher capital requirements to meet “well capitalized” standards and any future regulatory change could impose higher capital standards as a routine matter.

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

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to permanently opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, in 2015 the Company made such election to permanently exclude AOCI from capital.

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

Permissible Activities
Under the Federal Deposit Insurance Act, as amended (the “FDIA”), and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the FDIC's Deposit Insurance Fund (“DIF”). In addition, the Bank may also form, subject to the approvals of the Massachusetts Division of Banks and the FDIC, “financial subsidiaries” to engage in any activity that is financial in nature or incidental to a financial activity. In order to qualify for the authority to form a financial subsidiary, the Bank is required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Bank has no current intention of doing so. Such a course of action may become necessary or appropriate at some time in the future depending upon the Bank's strategic plan.
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
The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, the FDIC redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 and the regulations issued thereunder (the “CRA”) are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the FDIC and the Massachusetts Division of Banks evaluate the record of each financial institution in meeting such credit needs.  The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the ability to request the Bank’s CRA Performance Evaluation and other various related documents.  The Bank received a rating of “High Satisfactory” by the Massachusetts Division of Banks and “Satisfactory” by the FDIC on its most recent Community Reinvestment Act examination.

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
The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Federal Reserve Board has also issued Regulation W which codifies prior regulations under the Affiliates Act and interpretive guidance with respect to affiliate transactions.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending” reminding banks of the need to engage in risk management practices for commercial real estate lending. As of December 31, 2015, the Bank's construction and land development concentration level exceed the 100% threshold levels noted above.

The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act has implemented significant changes to the regulation of the financial services industry and includes the following provisions that have affected or are likely to affect the Company:

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

•
Significant increases in the regulation of mortgage lending and servicing by banks and nonbanks.  In particular, requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; requirements that mortgage originators be properly qualified, registered, and licensed and comply with any regulations designed by the Federal Reserve Board to monitor their operations; mandates of comprehensive additional and enhanced residential mortgage loan related disclosures, both prior to loan origination and after; mandates of additional appraisal practices for loans secured by residential dwellings, including potential additional appraisals at the banks cost; mandates of additional collection and reporting requirements on transactions that are reportable under the Home Mortgage Disclosure Act; additional restrictions on the compensation of loan originators; and requirements that mortgage loan securitizers retain a certain amount of risk (as established by the regulatory agencies).  However, mortgages that conform to the new regulatory standards as "qualified residential mortgages" will not be subject to risk retention requirements.

Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-third of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally.
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.
On January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amended TILA’s implementing regulation, Regulation Z. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. Beginning January 1, 2016, the small creditor exemption will be allowed for banks with assets under $2 billion and that originate less than 2,000 mortgage loans.
On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule (“TRID”), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015 for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the Good Faith Estimate and the Initial Truth-in-Lending Disclosure at application and the HUD-1 Settlement Statement and the Final Truth-in-Lending Disclosure at closing. TRID also has changed the scope of transactions applicable, and adjusted the tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.
UDAP and UDAAP
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.
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
In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. The Dodd-Frank Act also directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. Finally, the Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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
Bank Secrecy Act, Anti-Money Laundering and Know-Your-Customer
Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.
USA Patriot Act
Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The USA Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Financial Crimes Enforcement Network has proposed new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.
Other Operations and Consumer Compliance Laws
The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implement regulations, including but not limited to the Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability

Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Federal Housing Act, the National Flood Insurance Act and various other federal and state privacy protection laws. Failure to comply in any material respect with any of these laws could subject the Bank to lawsuits and could also result in administrative penalties, including fines and reimbursements. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply in any material respect with any of these laws and regulations could subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.
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

Any weakening in general economic conditions in the New England region, or any long-term deterioration of national and global economies, as well as any possible subsequent effects of negative trends, could weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values, which could negatively impact the Company’s business, financial condition, capital position, liquidity, and performance in a variety of ways. Potential adverse effects on the Company could include the following: continued downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial and residential real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; and restrictions on funding sources, which could adversely impact the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

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

Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB. The Company and the Bank are also subject to a variety of federal and state laws and regulations which mandate nondiscriminatory lending requirements, certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services, and laws to prevent and detect money laundering and other illegal conduct and terrorist activities. In addition to subjecting the Bank to damage to its reputation, the failure to comply in any material respect with any of these laws and regulations could subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. Ongoing compliance with these laws and regulations may result in additional operating expenses which could have a material adverse effect on the Company’s financial condition and results of operations.
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

The Company's Use of Appraisals in Deciding Whether to Make a Loan Does Not Ensure the Value of the Collateral
In considering whether to make a loan secured by real property or other business assets, the Company generally requires an internal evaluation or independent appraisal of the asset. However, these assessment methods are only an estimate of the value of the collateral at the time the assessment is made, and an error in fact or judgment could adversely affect the reliability of the valuation. In addition, events occurring after the initial assessment may cause the value of the assets to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than estimated at the time of assessment, and if a default occurs the Company may not recover the outstanding balance of the loan.

The Company is Subject to Environmental Risks Associated with Real Estate Held as Collateral or Occupied
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also occupies owned and leased premises where branches and other bank facilities are located. While the Company's lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company's expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase the Company's operating expenses. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower's operations if the Company takes a role in managing those operations after a default.

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

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Impairment Review of Investment Securities,” which is contained in the “Critical Accounting Estimates” section, Note 1, "Summary of Significant Account Policies" under Item (d) "Investments," and (e) "Restricted Investments," and Note 2, "Investments” to the consolidated financial statements in Item 8 below for further information regarding the process by which the Company determines the level of other-than-temporary impairment.

The Carrying Value of the Company’s Goodwill Could Become Impaired
In accordance with generally accepted accounting principles, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of goodwill may occur when the estimated fair value of the Company is less than its recorded book value (i.e., the net book value of its recorded assets and liabilities). This may occur, for example, when the estimated fair value of the Company declines due to changes in the assumptions and inputs used in management’s estimate of fair value.  A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations.  Any write down of goodwill will result in a decrease in net income and, depending upon the magnitude of the charge, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s Capital Levels Could Fall Below Regulatory Minimums
The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements (including the new capital conservation "buffer" imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions.  If the Company’s capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline or meet the increased requirements, then its capital ratios may fall below regulatory capital adequacy levels.  The Company’s capital ratios could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

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

Controls and Procedures Could Fail, or Be Circumvented by Theft, Fraud or Robbery
Management regularly reviews and updates the Company’s internal controls over financial reporting, corporate governance policies, compensation policies, Code of Business Conduct and Ethics and security controls to prevent and detect theft, fraud or robbery from both internal and external sources.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s internal controls and procedures, or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, whether by employees, management, directors, or external elements could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Failure to Keep Pace With Technological Change Could Affect the Company’s Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services and delivery channels. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Several of the Company’s competitors have substantially greater resources to invest in technological improvements.  Failure to successfully plan or keep pace with technological changes affecting the banking industry, or failure to adequately train and educate staff on the use and risks of new technologies, or failure to comply adequately with regulatory guidance regarding protection of information security systems could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations. In addition, there may be significant expenses associated with upgrading and implementing new technology, technology compliance and security processes the cost of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Infrastructure Necessary to Run Technology May Experience an Interruption or Failure
The Company's and key service provider's information systems, in general, rely heavily on infrastructures such as electrical grids, voice and data communication, and internet server networks, which could be subject to failures or disruptions as a result of natural disasters, power or telecommunications disruptions, acts of terrorism or war, physical or electronic security breaches, industry wide or localize cyber-attacks, or similar events or disruptions. A material disruption to infrastructure could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Any breach in the security of these networked information systems or the Company's inability to detect, respond and correct such infiltration, could expose customers’ personal information to unauthorized parties, increase the risk of fraud or customer identity theft, subject the Company to increased operational costs to detect and rectify the situation, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company Relies on Financial Counterparty Relationships
The Company routinely executes transactions with counterparties in the financial industry, including brokers and dealers, other community banks, investment banks, and mutual and hedge funds, in order to maintain correspondent bank relationships, manage certain loan participations and mortgage sales activities, engage in securities transactions, and engage in other financial activities with counterparties that are customary to our industry. Many of these transactions expose the Company to counterparty credit, liquidity and/or reputation risk in the event of default by the counterparty, or negative publicity or public complaints, whether real or perceived, about one or more financial counterparty, or the financial services industry in general. Although the Company seeks to manage these risks through internal controls and procedures, the Company may experience loss or interruption of business, damage to its reputation, or incur additional costs or liabilities as a result of unforeseen events with these counterparties.  Any financial cost, liability or reputational damage could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's financial condition and results of operations.

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

Damage to the Company’s Reputation Could Affect the Company’s Profitability and Stockholders Value
The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service providers, and others, with whom the Company conducts business or potential future business.  Any negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company’s current or potential business practices or activities, cyber-security issues, regulatory compliance, an inability to meet obligations, employees, management or directors’ ethical standards or actions, or about the banking industry in general, could harm the Company’s reputation.  Any damage to the Company’s reputation could affect its ability to retain and develop the business relationships necessary to conduct business which in turn could negatively impact the Company’s business, financial condition, results of operations and the market price of the Company’s common stock.

The Company is Exposed to Legal Claims and Litigation
The Company is subject to legal challenges under a variety of circumstances in the course of its normal business practices in regards to laws and regulations, duties, customer expectations of service levels, use of technology and patents, operational practices and those of contracted third-party service providers and vendors, and stockholder matters, among others. Regardless of the scope or the merits of any claims by potential or actual litigants, the Company may have to engage in litigation that could be expensive, time-consuming, disruptive to the Company's operations, and distracting to management. Whether claims or legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, damage the Company’s reputation, subject the Company to additional regulatory scrutiny and restrictions, and/or adversely affect the market perception of our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's financial condition and results of operations.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company’s directors and executive officers, as a group, beneficially own approximately 26% of the Company’s outstanding common stock as of December 31, 2015. Management views this ownership commitment by insiders as an integral component of maintaining the Company’s locally managed connection to the communities we serve.  However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to stockholders for approval, including the election of directors.

The Company Relies on Dividends from the Bank for Substantially All of its Revenue
The Company is a separate and distinct legal entity from the Bank.  It receives substantially all of its revenue from dividends paid by the Bank.  These dividends are the principal source of funds used to pay dividends on the Company’s common stock and interest and principal on the Company’s subordinated debt.  Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company.  If the Bank, due to its capital position, inadequate net income levels, or otherwise, is unable to pay dividends to the Company, then the Company will be unable to service debt, pay obligations or pay dividends on the Company’s common stock.  The Bank’s inability to pay dividends could have a material adverse effect on the Company’s business, financial condition, results of operations and the market price of the Company’s common stock.

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

The Company's main office and operational support and lending offices are located in Lowell, Massachusetts. The main Lowell campus consists of four buildings, two of which are owned and two of which are leased, with ample onsite customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2015, the Company had 22 full-service branch banking offices serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Of these branches, 14 are leased and 8 are owned. The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used. However, the Company regularly looks for opportunities to improve its facilities and locations. In late December 2015, we broke ground in Nashua, NH on what will be our 23rd branch. This leased property will be our second branch in Nashua and sixth in Southern New Hampshire.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock

The Company’s common stock trades on the NASDAQ Global Market under the trading symbol “EBTC”.

The following table sets forth sales volume and price information for the common stock of the Company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2015
4th Quarter	365,985	$24.90	$20.80
3rd Quarter	320,394	23.95	19.87
2nd Quarter	410,526	24.33	20.20
1st Quarter	518,919	25.55	20.12

2014
4th Quarter	821,424	$26.12	$18.14
3rd Quarter	610,680	21.80	18.42
2nd Quarter	765,368	21.20	18.00
1st Quarter	801,265	22.40	18.25

As of March 4, 2016, there were 1,042 registered stockholders of the Company’s common stock and 10,409,989 shares of the Company’s common stock outstanding.

Dividends

In 2015, quarterly dividends of $0.125 per share were paid to the Company's stockholders in March, June, September and December.  Total 2015 dividends of $0.50 per share represented an increase of 4.2% compared to total dividends of $0.48 paid to the Company's stockholders on a quarterly basis in 2014.

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

For the year ended December 31, 2015, the Company paid $5.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 58,529 shares of the Company's common stock totaling $1.3 million. The direct purchase component of the DRSPP was used to purchase 6,700 shares of the Company's common stock totaling $150 thousand during the year ended December 31, 2015.

In 2014, the Company paid $4.9 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 60,586 shares of the Company’s common stock totaling $1.2 million. The direct purchase component of the DRSPP was used to purchase 2,917 shares of the Company's common stock totaling $64 thousand during the year ended December 31, 2014.

On January 19, 2016, the Company announced a quarterly dividend of $0.13 per share, paid on March 1, 2016 to stockholders of record as of February 9, 2016. On an annualized basis, this quarterly dividend represents a 4.0% increase over the 2015 quarterly dividend rate.

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

Under Massachusetts law, trust companies such as the Bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the Bank’s capital stock.  Any dividend payment that would exceed the total of the Bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. Applicable provisions of the FDIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  Any restrictions, regulatory or otherwise, on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to the Company’s 2003 Stock Incentive Plan, as amended, and 2009 Stock Incentive Plan, as amended, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  No further grants may be made under the 2003 Plan, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	300,969	$15.82	210,683

Equity compensation plans not approved by security holders	—	—	—

TOTAL	300,969	$15.82	210,683

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2015 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Enterprise Bancorp, Inc.	$100.00	$108.06	$128.20	$168.61	$206.03	$190.69
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
SNL Bank $1B - $5B Index	100.00	91.20	112.45	163.52	170.98	191.39

Sales of Unregistered Securities and Repurchases of Shares

The Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2015.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a) (3)) repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal year ended December 31, 2015.

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
EARNINGS DATA
Net interest income	$78,294	$71,230	$65,791	$61,910	$58,326
Provision for loan losses	3,267	1,395	3,279	2,750	5,197
Net interest income after provision for loan losses	75,027	69,835	62,512	59,160	53,129
Non-interest income	13,139	12,813	12,553	11,939	11,151
Net gains on sales of investment securities	1,828	1,619	1,239	236	791
Non-interest expense	65,732	62,031	55,824	52,612	48,966
Income before income taxes	24,262	22,236	20,480	18,723	16,105
Provision for income taxes	8,114	7,585	6,951	6,348	5,161
Net income	$16,148	$14,651	$13,529	$12,375	$10,944

COMMON SHARE DATA
Basic earnings per share	$1.56	$1.45	$1.37	$1.29	$1.16
Diluted earnings per share	1.55	1.44	1.36	1.28	1.16
Book value per share at year end	17.38	16.35	15.14	14.42	13.45
Dividends paid per share	$0.50	$0.48	$0.46	$0.44	$0.42
Basic weighted average shares outstanding	10,323,016	10,118,762	9,862,678	9,586,783	9,401,714
Diluted weighted average shares outstanding	10,389,934	10,209,243	9,950,609	9,660,676	9,445,725

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$2,285,531	$2,022,228	$1,849,925	$1,665,726	$1,489,163
Loans serviced for others	71,272	64,122	72,711	75,854	67,367
Investment assets under management	678,377	674,604	667,330	592,355	505,163
Total assets under management	$3,035,180	$2,760,954	$2,589,966	$2,333,935	$2,061,693

Total loans	$1,859,962	$1,672,604	$1,524,056	$1,359,655	$1,245,428
Allowance for loan losses	29,008	27,121	26,967	24,254	23,160
Investment securities	300,358	245,065	215,369	184,464	140,405
Interest-earning deposits and fed funds	19,177	10,102	12,371	14,728	8,900
Deposits	2,018,148	1,768,546	1,635,992	1,475,027	1,333,158
Borrowed funds	53,671	58,900	36,534	26,540	4,494
Subordinated debt	14,822	10,825	10,825	10,825	10,825
Total stockholders’ equity	180,327	166,950	151,334	139,549	127,448

RATIOS
Return on average total assets	0.76%	0.76%	0.78%	0.78%	0.75%
Return on average stockholders’ equity	9.29%	9.20%	9.32%	9.27%	8.98%
Allowance for loan losses to total loans	1.56%	1.62%	1.77%	1.78%	1.86%
Stockholders’ equity to total assets	7.89%	8.26%	8.18%	8.38%	8.56%
Dividend payout ratio	32.05%	33.10%	33.58%	34.11%	36.21%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data" and the other financial and statistical information contained in this report.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including increased cyber-security risk and identity theft, could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation the Dodd-Frank Act, the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described above in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements. Any forward-looking statements contained in this Form 10-K are made as of the date hereof, and we undertake no duty, and specifically disclaim any duty, to update or revise any such statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Executive Summary

Strategically, our focus, as it always has been, is on organic growth, steady and consistent local branch expansion, and continually planning for and investing in our future. In late December, we broke ground on Route 101A in Nashua, NH on what will be our 23rd branch. This will be our second branch in Nashua and sixth in Southern New Hampshire.

2015 was a very strong year of growth for the Company. At December 31, 2015, total assets increased by $263.3 million, or 13%, loans increased by $187.4 million, or 11%, and deposits (excluding brokered deposits) increased by $228.0 million, or 14%, over 2014. Of our $228.0 million in deposit growth, $177.8 million was in low cost checking and savings accounts and $49.5 million was in money market and certificates of deposit accounts. Total assets under management now exceed $3 billion.

Net income for the year ended December 31, 2015 was $16.1 million, an increase of $1.5 million, or 10%, compared to the year ended December 31, 2014. Diluted earnings per share were $1.55 for the year ended December 31, 2015, an increase of 8% compared to the year ended December 31, 2014.

The Company’s 2015 growth contributed to increases in net interest income, non-interest expense and the allowance for loan losses as compared to 2014. This growth and other items impacting the Company’s net income are discussed further below.

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

Net interest income for the year ended December 31, 2015 amounted to $78.3 million, an increase of $7.1 million, or 10%, compared to the year ended December 31, 2014. The increase in net interest income was due primarily to loan growth, partially offset by a decrease in tax equivalent margin. Average loan balances (including loans held for sale) increased $154.8 million for the year ended December 31, 2015 compared to the same 2014 period averages. Margin was 3.97% for the year ended December 31, 2015, compared to 4.02% for the year ended December 31, 2014.

The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

For the years ended December 31, 2015 and December 31, 2014, the provision for loan losses amounted to $3.3 million and $1.4 million, respectively. The increase in the provision for the year ended December 31, 2015 was due primarily to additional specific reserves allocated to charge-offs and impaired commercial loans, in addition to commercial loan growth.  The majority of the 2014 charge-offs were previously allocated specific reserves on commercial relationships, which contributed to the lower provision for loan losses in 2014.
In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the year ended December 31, 2015 was $187.4 million compared to $148.5 million during the year ended December 31, 2014. Total non-performing loans as a percentage of total loans declined to 0.74% at December 31, 2015, compared to 1.02% at December 31, 2014. The balance of the allowance for loan losses allocated to impaired loans amounted to $1.8 million at December 31, 2015, compared to $2.2 million at December 31, 2014. The Company recorded net charge-offs of $1.4 million for the year ended December 31, 2015, compared to $1.2 million for the year ended December 31, 2014.

The allowance for loan losses to total loans ratio was 1.56% at December 31, 2015 and 1.62% at December 31, 2014. The decline in the allowance ratio reflects the generally improving credit quality of the loan portfolio in the current period due, in part, to improved economic conditions.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Credit Risk," "Asset Quality," and "Allowance for Loan Losses."
Non-interest income for the year ended December 31, 2015 amounted to $15.0 million, an increase of $535 thousand, or 4%, compared to the year ended December 31, 2014 due primarily to an increase in net gains on the sales of investment securities. The year ended December 31, 2015 included gains on life insurance and gains on the sales of other real estate owned, partially offset by the net loss on the Company’s Capital Trust subsidiary due to the write-off of debt issuance costs related to the redemption of Trust Preferred Securities (Subordinated Debt), all of which are included in other income.

For the year ended December 31, 2015, non-interest expense amounted to $65.7 million, an increase of $3.7 million, or 6%, over the year ended December 31, 2014. Increases in expenses over the prior year primarily related to the Company’s strategic growth initiatives, including increases in salaries and benefits, occupancy costs, and technology and telecommunications expenses. Annual non-interest expense for 2015 was also impacted by an increase in other expenses due primarily to the prepayment fees associated with the redemption of the Trust Preferred Securities mentioned above. Additionally, 2014 included costs in salaries and benefits expenses, from the effect of discount rate changes on certain accrued benefit plans.

Sources and Uses of Funds

The Company’s primary sources of funds are customer and brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize overnight borrowings from correspondent banks to provide additional funding sources and to aid in the Company's asset liability management and interest rate risk positioning. Additionally, funding for the Company may be generated through the issuance of debt securities or equity transactions, including the dividend reinvestment and direct stock purchase plan, exercise of stock options, and occasionally the sale of new shares of the Company's common stock. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of earning assets, amounted to $300.4 million at December 31, 2015, and comprised 13% of total assets at December 31, 2015 compared to 12% of total assets at December 31, 2014. Since December 31, 2014, investments increased $55.3 million, or 23%.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, with a focus on high-quality commercial loans, which comprised 86% of gross loans at December 31, 2015, and was consistent with the composition at December 31, 2014.  Total loans increased $187.4 million, or 11%, since December 31, 2014 and amounted to $1.86 billion, or 81% of total assets at December 31, 2015 compared to 83% of total assets at December 31, 2014.

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

At December 31, 2015, total deposits (excluding brokered deposits) amounted to $1.91 billion, representing, an increase of $228.0 million, or 14%, over December 31, 2014 balances. Of our $228.0 million in deposit growth, $177.8 million was in low cost checking and savings accounts and $49.5 million was in money market and certificates of deposit accounts.

Wholesale funding amounted to $160.4 million at December 31, 2015, compared to $144.1 million at December 31, 2014. Wholesale funding included FHLB advances of $40.7 million and $58.9 million at December 31, 2015 and December 31, 2014, respectively, other borrowings of $13.0 million at December 31, 2015, and brokered deposits of $106.8 million and $85.2 million at December 31, 2015 and December 31, 2014, respectively. The Company had no other borrowings outstanding at December 31, 2014.

Opportunities and Risks

The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company's continued success in differentiating itself in the market place and its ability to strengthen its competitive position. Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. National and larger regional banks have a local presence in the Company's market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, non-bank payment and funding channels, and other financial intermediaries.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines and/or markets, the cost of compliance with new government regulations, and the continued low interest rate environment have and are expected to continue to have an impact on the regional competitive market. The Company also faces increasing competition within its marketplace on the pricing of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term relationships, rather than competing for individual transactions or easing loan terms. In addition, the increased use and advances in technology such as internet and mobile banking, non-bank payment channels, electronic transaction processing and cyber-security, are expected to have a significant impact on the future competitive landscape confronting financial service businesses.

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

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. In 2015, the Company announced plans to open its second Nashua, NH branch, for which regulatory approvals have been received, and anticipates that the office will open in the second quarter of 2016. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

The Company's investment services, including advisory, customized investment management, trust and brokerage services, provide for additional income diversification. The Company's investment advisory and management services channel derives revenues primarily from investment management fees based on assets under management. The Company's brokerage services channel revenue is split between fees based on assets under management and commissions. Management believes that the Company's investment services are distinguished from the competition by a client-centric open architecture approach in which clients work with a dedicated portfolio manager to hand-select funds with styles that match the client's investment goals. The Company's goal is to design and maintain portfolios that provide the income, growth potential, and risk tolerances that match the clients' comfort levels and exceeds their financial expectations. The Company's investment advisory team consists of a variety of certified financial and licensed brokerage professionals adept in a number of financial and investment disciplines dedicated to providing personalized investment service to each client.

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

Any prolonged deterioration of the general economic environment in the national or local New England economy could have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, and other unforeseen consequences, which could have a severe negative impact on the Company's financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a downturn in the economic environment could have a material adverse effect on the Company's financial condition and results of operations. The risk of loss due to customers' non-payment of loans or lines of credit is called "credit risk."  Credit risk management is reviewed below in this Item 7 under the headings "Credit Risk," "Asset Quality" and "Allowance for Loan Losses."

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

In addition, a sustained low interest rate environment could negatively impact the Company's net interest income and results of operations. Interest rate risk is reviewed in more detail under the heading Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 7 under the heading "Liquidity."

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2015, and the recently adopted changes to the regulatory capital framework, see the sections within Item 1, "Business," entitled “Capital Resources” and "Capital Requirements" and "New Capital Requirements under Basel III" within "Supervision and

Regulation" and Note 9, "Stockholders' Equity" to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data." At December 31, 2015, both the Company and the Bank were categorized as "well capitalized;" however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of information security, cyber security or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training and awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. The Banking Technology Steering Committee of the Board of Directors oversees the information security program, monitors the results of third-party testing and risk assessments, and responses to breaches of customer data, among other technology, security and business continuity related functions.

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

The Company has implemented layered security approaches for all delivery channels to mitigate rising cyber-security risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized cyber access, and continuously identify and prevent computer viruses on the Company's information systems.

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

The Company's Disaster Recovery and Business Continuity Program consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company's operations for an extended period, due to circumstances such as: loss of personnel; loss of data and/or loss of facilities, under various scenarios, including unintentional, malicious or criminal intentions; or loss of access to, or the physical destruction or damage of, facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary data center location provides the Company back-up network processing capabilities and flexibility to relocate key operational personnel if needed.

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

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2015 that were deemed other than temporarily impaired.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2015.

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

Financial Condition

Total assets increased $263.3 million, or 13%, over the prior year, amounting to $2.29 billion at December 31, 2015. The balance sheet composition and changes compared to the prior year are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money market, and money market mutual fund accounts) and fed funds sold. At December 31, 2015, cash and cash equivalents amounted to 2% of total assets, which is relatively consistent with December 31, 2014. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

As of December 31, 2015, the fair value of the investment portfolio increased $55.3 million, or 23%, compared to December 31, 2014, and was primarily within the municipal securities, commercial federal agency mortgage back securities (MBS) and federal agency obligations portfolios. The increase primarily reflects increased liquidity from deposit growth. At December 31, 2015 and 2014, all investments were classified as available-for-sale and were carried at fair market value.

The investment portfolio represented 13% of total assets at December 31, 2015 and 12% of total assets at December 31, 2014.  Fixed income investments comprised the majority of the fair value of the portfolio and represented 96% of total investments at both December 31, 2015 and 94% of total investments at December 31, 2014, respectively.

The following table summarizes investments at the dates indicated:

	December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$78,825	26.3%	$59,812	24.4%	$55,543	25.8%
Residential federal agency MBS(1)	74,863	24.9%	88,802	36.2%	79,650	37.0%
Commercial federal agency MBS(1)	23,545	7.8%	—	—%	—	—%
Municipal securities	98,511	32.8%	74,204	30.3%	61,954	28.8%
Corporate bonds	10,206	3.4%	7,972	3.3%	5,054	2.3%
Certificates of deposit (2)	2,751	0.9%	—	—%	—	—%
Total fixed income securities	288,701	96.1%	230,790	94.2%	202,201	93.9%

Equity investments	11,657	3.9%	14,275	5.8%	13,168	6.1%
Total available-for-sale investments at fair value	$300,358	100.0%	$245,065	100.0%	$215,369	100.0%
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

Included in the residential federal agency MBS categories were collateralized mortgage obligations (“CMOs”) totaling $20.8 million, $13.3 million and $17.4 million, at December 31, 2015, 2014 and 2013, respectively. All of the commercial MBS investments held by the Company were CMOs.

In 2015, the Company purchased $108.9 million in securities. Also in 2015, total principal paydowns, calls and maturities on fixed income securities totaled $26.7 million, a decrease of $13.8 million over the same period in the prior year, primarily as a result of more investments being called in 2014. In addition, management sold investment securities, primarily MBS securities, municipal securities and equity investments, with an amortized cost of approximately $23.3 million realizing net gains on sales of $1.8 million during the year ended December 31, 2015.

As of December 31, 2015, the net unrealized gains in the investment portfolio were $3.5 million compared to $5.8 million at December 31, 2014.  The Company primarily attributes the decrease to security gains realized during 2015 and to a lesser degree slight declines in stock market values and a slight increase in bond yields. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.   See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” above in this Item 7 for additional information regarding the accounting for OTTI.

See also Note 2, "Investments” and Note 14, "Fair Value Measurements" to the consolidated financial statements in Item 8 below, for further information regarding the Company’s investment portfolio, including unrealized gains and losses, other than temporary impairment review and investments pledged as collateral, as well as the Company's fair value measures for available-for sale investments.

The contractual maturity distribution as of December 31, 2015, of the fixed income securities above, with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$7,048	0.91%	$62,024	1.59%	$9,554	2.22%	$—	—%
Residential MBS	—	—%	3,576	3.15%	1,299	1.90%	70,230	2.11%
Commercial MBS	—	—%	—	—%	23,908	2.26%	—	—%
Municipal securities	5,052	2.74%	23,948	3.38%	34,749	3.69%	32,440	3.91%
Corporate bonds	530	1.33%	4,759	2.09%	4,968	2.89%	—	—%
CDs	1,803	0.32%	950	2.13%	—	—%	—	—%
Total fixed income securities	$14,433	1.49%	$95,257	2.13%	$74,478	2.96%	$102,670	2.68%

At fair value:
Total fixed income securities	$14,477		$96,053		$75,015		$103,156

Scheduled contractual maturities may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities and corporate bonds with fair values of $50.3 million which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the margin in the Company’s asset-liability management program.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  At December 31, 2015, the Company’s investment in FHLB capital stock amounted to $3.1 million.

See Note 1, “Summary of Significant Accounting Policies,” Item (e) "Restricted Investments" to the Company’s Consolidated Financial Statements, contained in Item 8 for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans increased $187.4 million, or 11%, and amounted to 81% of total assets at December 31, 2015 compared to 83% at December 31, 2014.  The Company primarily attributes the increase to new loans generated by its seasoned lending team, its sales and service culture and geographic market expansion.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at December 31, 2015, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total
Commercial real estate	$936,921	50.3%	$862,747	51.6%	$820,299	53.8%	$710,265	52.2%	$650,697	52.2%
Commercial & industrial	458,553	24.7%	402,994	24.1%	357,056	23.4%	328,579	24.1%	310,706	24.9%
Commercial construction	202,993	10.9%	168,044	10.0%	132,507	8.6%	121,367	8.9%	117,398	9.4%
Total Commercial	1,598,467	85.9%	1,433,785	85.7%	1,309,862	85.8%	1,160,211	85.2%	1,078,801	86.5%
Residential mortgages	169,188	9.1%	149,959	8.9%	132,721	8.7%	120,278	8.8%	86,311	6.9%
Home equity loans and lines of credit	83,373	4.4%	80,018	4.8%	74,354	4.9%	75,648	5.6%	77,135	6.2%
Consumer	10,747	0.6%	10,708	0.6%	8,643	0.6%	4,911	0.4%	4,570	0.4%
Total retail loans	263,308	14.1%	240,685	14.3%	215,718	14.2%	200,837	14.8%	168,016	13.5%
Gross loans	1,861,775	100.0%	1,674,470	100.0%	1,525,580	100.0%	1,361,048	100.0%	1,246,817	100.0%
Deferred fees, net	(1,813)		(1,866)		(1,524)		(1,393)		(1,389)
Total loans	1,859,962		1,672,604		1,524,056		1,359,655		1,245,428
Allowance for loan losses	(29,008)		(27,121)		(26,967)		(24,254)		(23,160)
Net loans	$1,830,954		$1,645,483		$1,497,089		$1,335,401		$1,222,268

During 2015, commercial real estate loans increased $74.2 million, or 9%.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loans increased by $55.6 million, or 14%, since December 31, 2014.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U. S. Small Business Administration (SBA), and loans under various programs and agencies.

Commercial construction loans increased by $34.9 million, or 21%, compared to December 31, 2014.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans increased by $22.6 million, or 9%, since December 31, 2014, due primarily to increases in residential mortgage loan production held in portfolio. In 2012, the Company purchased $26.4 million of residential mortgage loans with a current balance amounting to $7.4 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region.

At December 31, 2015, commercial loan balances participated out to various banks amounted to $52.7 million, compared to $44.8 million at December 31, 2014.  These balances participated out to other institutions are not carried as assets on the Company’s consolidated financial statements. Commercial loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $62.3 million and $65.3 million at December 31, 2015 and 2014, respectively.  In each case, the participating bank funds a percentage of the loan commitment and assumes the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently.

Refer to Note 3 "Loans," to the Consolidated Financial Statements, contained in Item 8, for information on related party loans, loans serviced for others, and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2015. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less	$47,547	$229,603	$98,077
After one year through five years	173,665	123,299	43,263
Beyond five years	715,709	105,651	61,653
	$936,921	$458,553	$202,993

Interest rate terms on amounts due after one year:
Fixed	$34,577	$104,474	$2,551
Adjustable	$854,797	$124,476	$102,365
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

Asset Quality

At December 31, 2015, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $24.8 million, compared to $28.4 million at December 31, 2014. Total adversely classified loans amounted to 1.33% of total loans at December 31, 2015, as compared to 1.70% at December 2014. The decrease in the adversely classified loans to total loan ratio was due primarily to declines in adversely classified balances and growth in the general loan portfolio. The decrease in adversely classified balances was due primarily to several larger commercial relationships that paid off, in addition to charge-offs, upgrades and principal payments, partially offset by additional credit downgrades during the period. These same factors also contributed to the declines in non-accrual and impaired balances discussed below.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $11.3 million at December 31, 2015 and $11.5 million December 31, 2014.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $13.4 million and $16.9 million at December 31, 2015 and December 31, 2014, respectively.  Non-accrual loans that were not adversely classified amounted to $402 thousand and $211 thousand at December 31, 2015 and December 31, 2014, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial real estate	$8,506	$9,714	$10,561	$12,608	$14,060
Commercial and industrial	4,323	5,950	5,743	6,993	9,696
Commercial construction	335	447	1,118	743	727
Residential	366	763	633	862	850
Home equity	288	245	281	390	536
Consumer	19	16	7	—	6
Total Non-accrual loans	13,837	17,135	18,343	21,596	25,875
Overdrafts > 90 days past due	8	1	3	5	1
Total non-performing loans	13,845	17,136	18,346	21,601	25,876
Other real estate owned	—	861	114	500	1,445
Total non-performing assets	$13,845	$17,997	$18,460	$22,101	$27,321

Total Loans	$1,859,962	$1,672,604	$1,524,056	$1,359,655	$1,245,428
Accruing TDR loans not included above	$10,053	$11,943	$11,438	$16,039	$12,442
Delinquent loans 60-89 days past due	$2,021	$1,707	$2,638	$1,184	$3,026
Non-performing loans to total loans	0.74%	1.02%	1.20%	1.59%	2.08%
Non-performing assets to total assets	0.61%	0.89%	1.00%	1.33%	1.83%
Loans 60-89 days past due to total loans	0.11%	0.10%	0.17%	0.09%	0.24%
Adversely classified loans to total loans	1.33%	1.70%	1.83%	2.53%	3.03%

The $3.3 million net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to net decreases due to payoffs, paydowns and upgrades within the commercial real estate ($1.2 million) and the commercial and industrial ($1.6 million) portfolios and growth in the loan portfolio. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2014 are discussed further below.

Total impaired loans amounted to $23.7 million and $29.3 million at December 31, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $10.1 million and $12.5 million at December 31, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $13.6 million and $16.7 million as of December 31, 2015 and December 31, 2014, respectively.

In management’s opinion, the majority of impaired loan balances at December 31, 2015 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2015, impaired loans totaling $19.1 million required no specific reserves and impaired loans totaling $4.6 million required specific reserve allocations of $1.8 million.  At December 31, 2014, impaired loans totaling $21.9 million required no specific reserves and impaired loans totaling $7.4 million required specific reserve allocations of $2.2 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of December 31, 2015 and December 31, 2014, were $17.1 million and $19.5 million, respectively. TDR loans included in non-performing loans amounted to $7.1 million and $7.5 million at December 31, 2015 and December 31, 2014, respectively. TDR loans on accrual status amounted to $10.1 million and $11.9 million at December 31, 2015 and December 31, 2014, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to seek the best mutual outcome given the current economic environment.

The Company carried no OREO at December 31, 2015, compared to $861 thousand comprised of 3 property at December 31, 2014. During 2015, no properties were added to OREO; there were 3 sales with gains of $154 thousand, and no subsequent write-downs on OREO during 2015. There were no in gains on OREO sales and no subsequent write downs in 2014.

Management believes that the loan portfolio continued to experience a level of modest credit stabilization during the 2015 period. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to "regulatory problem asset" loans by classified credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience, qualitative factors such as those identified above, as well as regulatory guidance and industry data.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

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

The allowance for loan losses to total loans ratio was 1.56% at December 31, 2015 compared to 1.62% at December 31, 2014.  The decline in the overall allowance to total loan ratio at December 31, 2015 primarily resulted from the increase in the outstanding loan balances and a reduction in specific reserves and reflects the generally improving credit quality of the loan portfolio in the current period due, in part, to improved economic conditions. Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company believes that its allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2015.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$27,121	$26,967	$24,254	$23,160	$19,415

Provision charged to operations	3,267	1,395	3,279	2,750	5,197

Recoveries on charged-off loans:
Commercial real estate	74	21	96	29	124
Commercial and industrial	279	616	80	461	148
Commercial construction	25	66	78	2	4
Residential mortgage	—	—	128	10	6
Home equity	15	1	21	2	—
Consumer	16	31	12	15	12
Total recoveries	$409	$735	$415	$519	$294

Charged-off loans:
Commercial real estate	133	345	206	276	603
Commercial and industrial	1,571	1,363	670	1,388	1,075
Commercial construction	—	134	—	156	—
Residential mortgage	—	46	36	185	3
Home equity	—	27	44	140	—
Consumer	85	61	25	30	65
Total charged-off	$1,789	$1,976	$981	$2,175	$1,746

Net loans charged-off	$1,380	$1,241	$566	$1,656	$1,452

Balance at December 31	$29,008	$27,121	$26,967	$24,254	$23,160

Average loans outstanding	$1,740,962	$1,586,062	$1,438,556	$1,281,994	$1,186,674
Net loans charged-off to average loans	0.08%	0.08%	0.04%	0.13%	0.12%

Total loans	$1,859,962	$1,672,604	$1,524,056	$1,359,655	$1,245,428
Allowance to total loans	1.56%	1.62%	1.77%	1.78%	1.86%

Recoveries to charge-offs	22.86%	37.20%	42.30%	23.86%	16.84%
Net loans charged-off to allowance	4.76%	4.58%	2.10%	6.83%	6.27%

The following table sets forth the allocation of the Company’s allowance for loan losses among the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$13,514	50.3%	$12,664	51.6%	$13,174	53.8%	$11,793	52.2%	$10,855	52.2%
Comm’l industrial	9,758	24.7%	9,245	24.1%	8,365	23.4%	7,297	24.1%	7,568	24.9%
Comm’l constr.	3,905	10.9%	3,384	10.0%	3,493	8.6%	3,456	8.9%	3,013	9.4%
Resid: mortg, cnstr and HELOC’s	1,601	13.5%	1,597	13.7%	1,710	13.6%	1,582	14.4%	1,610	13.1%
Consumer	230	0.6%	231	0.6%	225	0.6%	126	0.4%	114	0.4%
Total	$29,008	100.0%	$27,121	100.0%	$26,967	100.0%	$24,254	100.0%	$23,160	100.0%

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

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $28.0 million and $16.3 million at December 31, 2015 and 2014, respectively. The increase in 2015 is primarily attributable to additional BOLI purchased equaling $11.4 million.

Further information regarding the Company’s BOLI can be found in Item (k) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in Note 10, “Employee Benefit Plans,” under the heading “Supplemental Life Insurance” both of which are located in the notes to the Company's consolidated financial statements in Item 8 below.

Deposits

Total deposits increased $249.6 million, or 14%, as of December 31, 2015 compared to December 31, 2014. As of December 31, 2015, deposits (excluding brokered deposits) increased $228.0 million, or 14%, since December 31, 2014. Total deposits as a percentage of total assets were 88% at December 31, 2015 and 87% at December 31, 2014. Non-brokered deposit growth was noted primarily within the checking category.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$570,589	28.3%	$470,025	26.6%	$435,465	26.6%
Interest bearing checking	313,674	15.5%	253,126	14.3%	222,837	13.6%
Total checking	884,263	43.8%	723,151	40.9%	658,302	40.2%

Savings	167,304	8.3%	149,940	8.5%	150,215	9.2%
Money Markets	692,114	34.3%	631,676	35.7%	575,825	35.2%
Total savings/money markets	859,418	42.6%	781,616	44.2%	726,040	44.4%

Certificates of deposit (CDs)	167,697	8.3%	178,594	10.1%	200,083	12.2%
Total non-brokered deposits (1)	1,911,378	94.7%	1,683,361	95.2%	1,584,425	96.8%

Brokered deposits	106,770	5.3%	85,185	4.8%	51,567	3.2%

Total deposits	$2,018,148	100.0%	$1,768,546	100.0%	$1,635,992	100.0%

(1) Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

Checking deposits, a strong source of low-cost funding for the Company, increased $161.1 million, or 22%, through December 31, 2015 compared to December 31, 2014. During the same period, savings and money market accounts increased by $77.8 million, or 10% at December 31, 2015 compared to December 31, 2014, primarily in money market accounts. The increases in non-brokered deposits were attributed to sales and marketing efforts, market expansion and general inflows of funds into the deposit marketplace.

Year-end balances of CDs decreased by $10.9 million, or 6%, as the rates on term products continued to be low relative to other, more liquid deposit product alternatives.

The following table shows the scheduled maturities of certificates of deposits greater than $250,000.

(Dollars in thousands)	December 31, 2015	December 31, 2014
Due in three months or less	$12,315	13,264
Due in greater than three months through six months	5,672	9,568
Due in greater than six months through twelve months	10,919	6,216
Due in greater than twelve months	8,798	8,167
Total certificates of deposit	$37,704	37,215

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $160.4 million at December 31, 2015, compared to $144.1 million at December 31, 2014, an increase of $16.4 million, or 11%, primarily due to the Company's strong loan growth in the fourth quarter of 2015.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at December 31, 2015, December 31, 2014 and December 31, 2013, brokered deposits were comprised solely of CDs. For the year ended December 31, 2015, brokered CDs increased $21.6 million, or 25%, over the prior year. Brokered CDs outstanding at December 31, 2015 had a weighted average remaining life of approximately 1.4 years.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest demand	$535,583	—%	28.0%	$456,865	—%	26.5%	$410,016	—%	26.4%

Interest checking	283,579	0.07%	14.9%	222,120	0.05%	12.9%	193,362	0.06%	12.5%
Savings	166,358	0.12%	8.7%	153,633	0.13%	8.9%	168,922	0.16%	10.9%
Money market	639,800	0.27%	33.5%	616,004	0.30%	35.8%	529,637	0.35%	34.1%
Total interest bearing non-term deposits	1,089,737	0.20%	57.1%	991,757	0.22%	57.6%	891,921	0.25%	57.5%

Certificates of deposit	171,213	0.59%	9.0%	192,567	0.58%	11.2%	215,363	0.69%	13.9%

Total non-brokered deposits	1,796,533	0.18%	94.1%	1,641,189	0.20%	95.3%	1,517,300	0.24%	97.8%

Brokered deposits	112,930	0.81%	5.9%	80,818	0.93%	4.7%	34,331	1.05%	2.2%

Total	$1,909,463	0.21%	100.0%	$1,722,007	0.23%	100.0%	$1,551,631	0.26%	100.0%

Borrowed Funds and Subordinated Debt

Total borrowed funds, consisting of FHLB and other borrowings, decreased $5.2 million, or 9%, since the prior year.

The following table sets forth borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
FHLB borrowings	$40,671	75.8%	$58,900	100%	$36,534	100%
Other borrowings	13,000	24.2%	—	—	—	—
Total borrowed funds	$53,671	100%	$58,900	100%	$36,534	100%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners. Outstanding borrowings from the FHLB may be comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB.

“Other borrowings” represents overnight advances from the FRB or borrowings from correspondent banks. At December 31, 2015, other borrowings was comprised of an overnight borrowing with a correspondent bank.

The contractual maturity distribution as of December 31, 2015, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		>3 - 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate
FHLB Borrowings	$40,000	0.51%	$671	0.70%
Other Borrowings	13,000	0.60%	—	—
Total borrowed funds	$53,000	0.53%	$671	0.70%

Maximum FHLB and other borrowings outstanding at any month end during 2015, 2014, and 2013 were $53.7 million, $58.9 million and $57.4 million, respectively.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2015		2014		2013
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$10,731	0.36%	$12,085	0.31%	$24,385	0.39%
Other borrowed funds	36	0.61%	28	0.56%	14	0.46%
Total borrowed funds	$10,767	0.36%	$12,113	0.31%	$24,399	0.39%

 At December 31, 2015, the Bank had the ability to borrow additional funds from the FHLB of up to approximately $370 million and capacity with the FRB of approximately $100 million.

The Company also had $14.8 million of outstanding subordinated debt at December 31, 2015. At both December 31, 2014 and December 31, 2013 the Company had $10.8 million in subordinated debt.

The subordinated debt carried at December 31, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the Notes on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

The subordinated debt balance carried at December 31, 2014 and December 31, 2013 consisted of $10.8 million in Junior Subordinated Debt Securities (the "Debt"), at a rate of 10.875%. In March 2015, the Company paid off the Debt using proceeds from the $15.0 million in Notes issued in January 2015.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by ALCO. In March 2016, the ALCO Committee was merged into the full Board. The duties and responsibilities related to ALCO matters will be covered by the Board on a quarterly basis. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At December 31, 2015, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to its existing stockholders and new investors and through the issuance of subordinated debt.

For additional information on the Company's capital planning, see the section entitled “Capital Resources” contained in Item 1 “Business.”

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  The Company's capital policies and capital levels are monitored by ALCO and capital planning is reviewed at least annually by the Executive Committee of the Board of Directors. In March 2016, the ALCO Committee was merged into the full Board. The duties and responsibilities related to ALCO matters will be covered by the Board on a quarterly basis.

Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2015, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2015, see the section entitled “Capital Resources” and "Capital Requirements" under the heading "Supervision and Regulation" contained in Item 1, “Business” and Note 9, “Stockholders’ Equity,” to the Company's consolidated financial statements contained in Item 8.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations.  These obligations typically include the repayment of short and long-term borrowings and long-term subordinated debt, payment of fixed-cash supplemental retirement benefits, payments under non-cancelable operating leases for various premises, and payments due under agreements to purchase goods and future services from a variety of vendors.

The following table summarizes the contractual cash obligations at December 31, 2015.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$40,671	$40,671	$—	$—	$—
Other borrowings	13,000	13,000	—	—	—
Subordinated debt	15,000	—	—	—	15,000
Supplemental retirement plans	3,594	276	552	552	2,214
Operating lease obligations	10,464	1,476	2,587	1,301	5,100
Vendor contracts	4,345	2,324	1,347	622	52
Total contractual obligations	$87,074	$57,747	$4,486	$2,475	$22,366

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

The following table summarizes the contractual commitments at December 31, 2015.

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$565,656	$397,075	$79,000	$19,587	$69,994
Commitments to originate loans	48,641	48,641	—	—	—
Letters of credit	22,712	15,551	1,267	74	5,820
Commitments to originate loans for sale	1,516	1,516	—	—	—
Commitments to sell loans	3,225	3,225	—	—	—
Total commitments	$641,750	$466,008	$80,267	$19,661	$75,814

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2015	2014	2013
Investment advisory and management services	$519,041	$528,718	$537,545
Brokerage and management services	157,171	144,396	127,472
Total investment advisory assets	676,212	673,114	665,017
Commercial sweep accounts	2,165	1,490	2,313
Investment assets under management	$678,377	$674,604	$667,330

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2015 AND 2014

Unless otherwise indicated, the reported results are for the year ended December 31, 2015 with the “comparable year” or “prior year” being the year ended December 31, 2014. Average yields are presented on a tax equivalent basis.

Net Income

The Company earned net income in 2015 of $16.1 million compared to $14.7 million for 2014, an increase of 10%.  Diluted earnings per share for 2015 was $1.55 compared to $1.44 for the prior year, which represented an increase of 8%.

The Company’s 2015 growth contributed to increases in net interest income, non-interest expense and the allowance for loan losses as compared to 2014. This growth and other items impacting the Company’s net income are discussed further below.

Net Interest Income

The Company’s net interest income for the year ended December 31, 2015 was $78.3 million compared to $71.2 million for the year ended December 31, 2014, an increase of $7.1 million, or 10%.  The increase in net interest income over the comparable year was due primarily to loan growth, partially offset by a decrease in margin.

Net Interest Margin

The Company's margin was 3.97% for the year ended December 31, 2015 compared to 4.02% for the prior year. Margin was 3.97% for the quarter ended December 31, 2015, which is relatively consistent with the quarterly margin at September 30, 2015 of 3.98%.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2015 and 2014.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average yield); (2) interest rate (change in average yield multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2015 vs 2014				2014 vs 2013
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$6,092	$7,054	$(862)	$(100)	$4,181	$7,012	$(2,383)	$(448)
Investment securities	842	1,156	(173)	(141)	1,123	760	628	(265)
Other interest earning assets (1)	64	34	24	6	47	(16)	85	(22)
Total interest earning assets	6,998	8,244	(1,011)	(235)	5,351	7,756	(1,670)	(735)

Interest Expense
Interest checking, savings, and money market	(31)	216	(198)	(49)	(56)	250	(268)	(38)
Certificates of deposit	(94)	(124)	19	11	(368)	(157)	(237)	26
Brokered CDs	165	299	(97)	(37)	394	487	(41)	(52)
Borrowed funds	—	(4)	6	(2)	(58)	(48)	(19)	9
Subordinated debt	(106)	523	(436)	(193)	—	—	—	—
Total interest-bearing funding	(66)	910	(706)	(270)	(88)	532	(565)	(55)

Change in net interest income	$7,064	$7,334	$(305)	$35	$5,439	$7,224	$(1,105)	$(680)
____________________

(1)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The table on the following page presents the Company’s average balances, net interest income and average rates for the years ended December 31, 2015, 2014 and 2013.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2015			Year ended December 31, 2014			Year ended December 31, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,742,017	$77,946	4.52%	$1,587,199	$71,854	4.58%	$1,441,522	$67,673	4.74%
Investments (3)	258,441	5,346	2.66%	216,241	4,504	2.74%	184,590	3,381	2.40%
Other Interest Earning Assets (4)	30,966	179	0.58%	23,958	115	0.48%	31,631	68	0.21%
Total interest earnings assets	2,031,424	83,471	4.23%	1,827,398	76,473	4.31%	1,657,743	71,122	4.40%
Other assets	93,184			89,345			86,149
Total assets	$2,124,608			$1,916,743			$1,743,892

Liabilities and stockholders’ equity:
Interest checking, savings and money market	$1,089,737	2,130	0.20%	$991,757	2,161	0.22%	$891,921	2,217	0.25%
Certificates of deposit	171,213	1,018	0.59%	192,567	1,112	0.58%	215,363	1,480	0.69%
Brokered CDs	112,930	920	0.81%	80,818	755	0.93%	34,331	361	1.05%
Borrowed funds	10,767	38	0.36%	12,113	38	0.31%	24,399	96	0.39%
Subordinated debt(5)	15,631	1,071	6.85%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	1,400,278	5,177	0.37%	1,288,080	5,243	0.41%	1,176,839	5,331	0.45%

Net interest rate spread			3.86%			3.90%			3.95%

Demand deposits	535,583	—	—	456,865	—	—	410,016	—	—
Total deposits, borrowed funds and subordinated debt	1,935,861	5,177	0.27%	1,744,945	5,243	0.30%	1,586,855	5,331	0.34%
Other liabilities	14,998			12,600			11,922
Total liabilities	1,950,859			1,757,545			1,598,777

Stockholders’ equity	173,749			159,198			145,115

Total liabilities and stockholders’ equity	$2,124,608			$1,916,743			$1,743,892

Net interest income		$78,294			$71,230			$65,791
Net interest margin (tax equivalent)			3.97%			4.02%			4.07%

_________________________

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $2.4 million, $2.3 million, and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Average loans and loans held for sale include non-accrual loans, and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income for the year ended December 31, 2015 was $83.5 million, an increase of $7.0 million, or 9%, from the prior year. The increase resulted primarily from growth of $204.0 million, or 11%, in the average balance of interest earning assets for the year ended December 31, 2015, partially offset by an 8 basis point decline in the average tax equivalent yield on interest earning assets.

Interest income on loans and loans held for sale, which accounted for the majority of interest income, increased $6.1 million, or 8%, compared to the prior period, due primarily to loan growth partially offset by a decline in loan yields. Average loan and loans held for sale balances increased $154.8 million, or 10%, compared to the prior year, and amounted to $1.74 billion for the year ended December 31, 2015, while the average yield on loans declined 6 basis points compared to the prior period and amounted to 4.52% for the year ended December 31, 2015.

Income on investment securities amounted to $5.3 million, an increase of $842 thousand, or 19%, compared to the same period in 2014. This increase resulted from an increase in the average balance of investment securities by $42.2 million, or 20%, partially offset a decline in investment yield of 8 basis points.

Income on other interest-earning assets amounted to $179 thousand, an increase of $64 thousand, or 56%, compared to the same period in 2014. This increase resulted from a $7.0 million, or 29%, increase in the average balance and to a lesser extent a 10 basis point increase in the average yield.

Interest Expense

Total interest expense amounted to $5.2 million, a decrease of $66 thousand, or 1%, compared to the prior year.  The decrease resulted primarily from the issuance of $15.0 million in Notes in January 2015 at a lower rate than the Company's $10.8 million Debt that was redeemed in full in March 2015. Deposits costs were up slightly due mainly to deposit growth, which was mostly offset by lower market rates.

Interest expense on interest checking, savings and money market accounts decreased $31 thousand, or 1%, over the comparable year, resulting primarily from a decrease in the average cost of these accounts, primarily offset by an increase in average balances. The average cost of these accounts decreased 2 basis points to 0.20%, while the average balance increased $98.0 million or 10%, over the prior year.

Interest expense on CDs amounted to $1.0 million, a decrease of $94 thousand, or 8%, over the comparable period. The decrease was due primarily to decreases in the average balances by $21.4 million, or 11%, compared to the prior year.

Interest expense on brokered CDs amounted to $920 thousand, an increase of $165 thousand, or 22%, over the comparable period, due primarily to increased average balances, partially offset by a decrease of 12 basis points in the average cost. The average balances increased by $32.1 million, or 40%, compared to the same 2014 period.

Interest expense on subordinated debt amounted to $1.1 million, a decrease of $106 thousand, or 9%, over the same period in 2014. The average rate declined to 6.85% as a result of the lower rate on the Notes issued in January 2015. Average balances increased $4.8 million, or 44%, due to the higher dollar value of the Notes issued in January 2015, compared to the amount of the Company's Debt that was redeemed in full in March 2015.

The average balance of non-interest bearing demand deposits increased $78.7 million, or 17%, to $535.6 million at December 31, 2015. The average balance of these accounts represented 28% and 27% of total average deposits for the years ended December 31, 2015 and 2014, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $3.3 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. The increase in the provision for the year ended December 31, 2015 was due primarily to additional specific reserves allocated to charge-offs and impaired commercial loans, in addition to commercial loan growth. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk," "Asset Quality,” and “Allowance for Loan Losses” under the heading, “Financial Condition,” in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2015 increased $535 thousand, or 4%, compared to 2014. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Change	% Change
Investment advisory fees	$4,750	$4,618	$132	3%
Deposit and interchange fees	4,879	5,036	(157)	(3)%
Income on bank-owned life insurance, net	553	413	140	34%
Net gains on sales of investment securities	1,828	1,619	209	13%
Gains on sales of loans	492	406	86	21%
Other income	2,465	2,340	125	5%
Total non-interest income	$14,967	$14,432	$535	4%

Investment advisory fee income increased due primarily to new business.

Deposit and interchange fees decreased due primarily to a decline in overdraft fee income, partially offset by increased interchange fee income. Deposit and interchange fees include servicing fees received on customer deposit accounts and ATM interchange income.

Income on bank-owned life insurance increased due primarily to the purchase of additional BOLI investments in 2015.

Net gains on security sales are typically driven by market or strategic opportunities.

Other income for the year ended December 31, 2015 included gains on life insurance and gains on the sales of other real estate owned, partially offset by the net loss on the Company’s Capital Trust subsidiary due to the write-off of debt issuance costs related to the redemption of Trust Preferred Securities.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2015 increased $3.7 million, or 6%, compared to 2014. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Change	% Change
Salaries and employee benefits	$40,285	$38,029	$2,256	6%
Occupancy and equipment expenses	7,308	6,515	793	12%
Technology and telecommunications expenses	5,710	5,167	543	11%
Advertising and public relations expenses	2,719	2,928	(209)	(7)%
Audit, legal and other professional fees	1,785	1,695	90	5%
Deposit insurance premiums	1,214	1,169	45	4%
Supplies and postage expenses	988	1,053	(65)	(6)%
Investment advisory and custodial expenses	328	552	(224)	(41)%
Other operating expenses	5,395	4,923	472	10%
Total non-interest expense	$65,732	$62,031	$3,701	6%

Salaries and employee benefits increased to support the Company's strategic growth and market expansion initiatives since the prior year, including increases in performance-based compensation. Additionally, 2014 included costs from the effect of discount rate changes on certain accrued benefit plans.

Occupancy and equipment expenses increased due primarily to the expansion of our main campus in Lowell, increased utility costs, and investments in maintaining our facilities.

Technology and telecommunications expense increased primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

Advertising and public relations expenses decreased due primarily to the timing of corporate community events, partially offset by increased costs to support the Company's expansion and business development efforts.

Investment advisory and custodial expenses decreased due primarily to a reduction in third party institutional custodian charges.

Other non-interest expense increased due primarily to the prepayment fees associated with the redemption of the Trust Preferred Securities as noted above.

Income Tax Expense

The effective tax rate for the year ended December 31, 2015 was 33.4% and for the year ended December 31, 2014 was 34.1%. Refer to Note 12 "Income Taxes" to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's taxes.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" to amend the effective date of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential impact of the ASU on the Company's financial statements and results of operations.

In January 2015, the FASB issued Accounting Standards Update (ASU) 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU will align more closely GAAP income statement presentation guidance with International Audit Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities."  The new guidance:

•
Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

•
Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•
Requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The Company is currently evaluating the effects of this statement.
For information regarding recently adopted accounting pronouncements by the Company, see Item (t) in Note 1, "Summary of Significant Accounting Policies," under the heading "Recently Adopted Accounting Pronouncements."

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.  In particular, additional information related to the margin sensitivity analysis is contained in Item 7A below and other maturity and repricing information of the Company’s investment securities, certificates of deposits and borrowed funds is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition” in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The Company's primary market risk is interest rate risk. Oversight of interest rate risk management is the responsibility of ALCO. Annually, ALCO reviews and approves the Company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels. ALCO also establishes and monitors guidelines for the Company's liquidity and capital ratios. In March 2016 the ALCO committee was merged into the full Board. The duties and responsibilities related to ALCO matters will be covered by the Board on a quarterly basis.

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

Margin for the year ended December 31, 2015 declined slightly compared to the same period in 2014, due in part to an increase in lower yielding overnight Federal Reserve balances and other interest earning cash balances, as well as loans repricing and investment portfolio cash flow reinvested at lower rates due to flattening of the interest rate yield curve. Additional margin compression may occur if the yield curve continues to flatten.

At December 31, 2015, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2015 and the percent changes compared to the rates unchanged scenario, assuming parallel yield curve shifts and gradual interest rate changes applied during the period. Although net interest income is projected to decline slightly over a 24 month period if rates rise 200 basis points, it is projected to increase in the long-term as adjustable rate loans re-price.

	December 31, 2015
(Dollars in thousands)	Net interest income	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	$169,724	0.27%
Rates Rise 200 Basis Points	167,915	(0.80)%
Rates Unchanged	169,267	—

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$32,318	$30,044
Interest-earning deposits	19,177	10,102
Total cash and cash equivalents	51,495	40,146

Investment securities at fair value	300,358	245,065
Federal Home Loan Bank Stock	3,050	3,357
Loans held for sale	1,709	2,371
Loans, less allowance for loan losses of $29,008 at December 31, 2015 and $27,121 at December 31, 2014	1,830,954	1,645,483
Premises and equipment	30,553	30,370
Accrued interest receivable	7,790	6,733
Deferred income taxes, net	14,111	12,852
Bank-owned life insurance	28,018	16,315
Prepaid income taxes	57	770
Prepaid expenses and other assets	11,780	13,110
Goodwill	5,656	5,656

Total assets	$2,285,531	$2,022,228

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$2,018,148	$1,768,546
Borrowed funds	53,671	58,900
Subordinated debt	14,822	10,825
Accrued expenses and other liabilities	18,287	16,441
Accrued interest payable	276	566
Total liabilities	2,105,204	1,855,278

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,377,787 shares issued and outstanding at December 31, 2015 (including 144,717 shares of unvested participating restricted awards) and 10,207,943 shares issued and outstanding at December 31, 2014 (including 157,694 shares of unvested participating restricted awards)	104	102
Additional paid-in capital	61,008	57,130
Retained earnings	116,941	105,951
Accumulated other comprehensive income	2,274	3,767
Total stockholders’ equity	180,327	166,950

Total liabilities and stockholders’ equity	$2,285,531	$2,022,228

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2015	2014	2013
Interest and dividend income:
Loans and loans held for sale	$77,946	$71,854	$67,673
Investment securities	5,346	4,504	3,381
Other interest-earning assets	179	115	68
Total interest and dividend income	83,471	76,473	71,122

Interest expense:
Deposits	4,068	4,028	4,058
Borrowed funds	38	38	96
Subordinated debt	1,071	1,177	1,177
Total interest expense	5,177	5,243	5,331

Net interest income	78,294	71,230	65,791

Provision for loan losses	3,267	1,395	3,279
Net interest income after provision for loan losses	75,027	69,835	62,512

Non-interest income:
Investment advisory fees	4,750	4,618	4,285
Deposit and interchange fees	4,879	5,036	4,788
Income on bank-owned life insurance, net	553	413	459
Net gains on sales of investment securities	1,828	1,619	1,239
Gains on sales of loans	492	406	792
Other income	2,465	2,340	2,229
Total non-interest income	14,967	14,432	13,792

Non-interest expense:
Salaries and employee benefits	40,285	38,029	33,551
Occupancy and equipment expenses	7,308	6,515	6,035
Technology and telecommunications expenses	5,710	5,167	4,647
Advertising and public relations expenses	2,719	2,928	2,708
Audit, legal and other professional fees	1,785	1,695	1,742
Deposit insurance premiums	1,214	1,169	1,118
Supplies and postage expenses	988	1,053	967
Investment advisory and custodial expenses	328	552	540
Other operating expenses	5,395	4,923	4,516
Total non-interest expense	65,732	62,031	55,824

Income before income taxes	24,262	22,236	20,480
Provision for income taxes	8,114	7,585	6,951

Net income	$16,148	$14,651	$13,529

Basic earnings per share	$1.56	$1.45	$1.37

Diluted earnings per share	$1.55	$1.44	$1.36

Basic weighted average common shares outstanding	10,323,016	10,118,762	9,862,678

Diluted weighted average common shares outstanding	10,389,934	10,209,243	9,950,609

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2015	2014	2013
Net income	$16,148	$14,651	$13,529
Other comprehensive income (loss), net of taxes:
Gross unrealized holding (losses)/gains on investments arising during the period	(518)	4,225	(1,910)
Income tax benefit/(expense)	216	(1,553)	752
Net unrealized holding (losses)/gains, net of tax	(302)	2,672	(1,158)
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	1,828	1,619	1,239
Income tax expense	(637)	(569)	(443)
Reclassification adjustment for gains realized, net of tax	1,191	1,050	796

Total other comprehensive income (loss)	(1,493)	1,622	(1,954)
Comprehensive income	$14,655	$16,273	$11,575

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2012	9,676,477	$97	$48,194	$87,159	$4,099	$139,549
Net Income				13,529		13,529
Other comprehensive (loss) income, net					(1,954)	(1,954)
Tax benefit from stock compensation			25			25
Common stock dividend paid ($0.46 per share)				(4,535)		(4,535)
Common stock issued under dividend reinvestment plan	69,633	1	1,238			1,239
Stock-based compensation, net	90,824	1	1,651			1,652
Stock options exercised, net	155,626	1	1,828			1,829
Balance at December 31, 2013	9,992,560	$100	$52,936	$96,153	$2,145	$151,334
Net Income				14,651		14,651
Other comprehensive income (loss), net					1,622	1,622
Tax benefit from stock compensation			320			320
Common stock dividend paid ($0.48 per share)				(4,853)		(4,853)
Common stock issued under dividend reinvestment plan	60,586	1	1,218			1,219
Common stock issued, other	2,917	—	64			64
Stock-based compensation, net	69,926	1	1,703			1,704
Stock options exercised, net	81,954	—	889			889
Balance at December 31, 2014	10,207,943	$102	$57,130	$105,951	$3,767	$166,950
Net Income				16,148		16,148
Other comprehensive (loss) income, net					(1,493)	(1,493)
Tax benefit from stock compensation			217			217
Common stock dividend paid ($0.50 per share)				(5,158)		(5,158)
Common stock issued under dividend reinvestment plan	58,529	1	1,276			1,277
Common stock issued, other	7,674	—	171			171
Stock-based compensation, net	65,015	1	1,783			1,784
Stock options exercised, net	38,626	—	431			431
Balance at December 31, 2015	10,377,787	$104	$61,008	$116,941	$2,274	$180,327

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$16,148	$14,651	$13,529
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,267	1,395	3,279
Depreciation and amortization	5,603	5,458	5,015
Stock-based compensation expense	1,803	1,752	1,662
Mortgage loans originated for sale	(23,673)	(20,864)	(35,284)
Proceeds from mortgage loans sold	24,827	20,154	43,378
Net gains on sales of loans	(492)	(406)	(792)
Net gains on sales of OREO	(154)	—	(121)
Net gains on sales of investments	(1,828)	(1,619)	(1,239)
Net gains on life insurance	(163)	—	—
Income on bank-owned life insurance, net	(553)	(413)	(459)
OREO fair value adjustment	—	—	23
Changes in:
Accrued interest receivable	(1,057)	(547)	(358)
Prepaid expenses and other assets	1,527	(6,597)	6,592
Deferred income taxes	(406)	90	(183)
Accrued expenses and other liabilities	1,342	85	780
Subordinated debt issuance costs	(178)	—	—
Accrued interest payable	(290)	1	(38)
Net cash provided by operating activities	25,723	13,140	35,784
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	25,115	25,371	9,564
Net proceeds (purchase) from FHLB capital stock	307	967	(64)
Proceeds from maturities, calls and pay-downs of investment securities	26,731	40,497	27,923
Purchase of investment securities	(108,962)	(90,918)	(70,663)
Net increase in loans	(188,738)	(150,079)	(165,135)
Additions to premises and equipment, net	(3,938)	(4,667)	(6,580)
Proceeds from OREO sales and payments	1,015	—	652
Purchase of OREO	—	(457)	—
Purchase of bank-owned life insurance	(11,390)	—	—
Net cash used in investing activities	(259,860)	(179,286)	(204,303)
Cash flows from financing activities:
Net increase in deposits	249,602	132,554	160,965
Net (decrease) increase in borrowed funds	(5,229)	22,366	9,994
Repayment of subordinated debt	(10,825)	—	—
Proceeds from the issuance of subordinated debt	15,000	—	—
Cash dividends paid	(5,158)	(4,853)	(4,535)
Proceeds from issuance of common stock	1,448	1,283	1,239
Proceeds from exercise of stock options, net	431	889	1,829
Tax benefit from stock-based compensation	217	320	25
Net cash provided by financing activities	245,486	152,559	169,517

Net increase (decrease) in cash and cash equivalents	11,349	(13,587)	998
Cash and cash equivalents at beginning of year	40,146	53,733	52,735
Cash and cash equivalents at end of year	$51,495	$40,146	$53,733

Supplemental financial data:
Cash paid for: Interest	$5,467	$5,242	$5,369
Cash paid for: Income taxes	7,594	7,466	7,342
Supplemental schedule of non-cash activity:
Purchase of investment securities not yet settled	2,296	2,336	703
Transfer from loans to other real estate owned	—	290	168
Bank owned life insurance proceeds not yet received	403	—	—
Capital expenditures incurred not yet paid	525	—	—

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

The Company has 22 full-service branches serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. The Company also plans to open its second Nashua, NH branch in the second quarter of 2016. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, and deposit and cash management services. The Company also offers investment advisory and wealth management, trust, and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Prior to March 2015, pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board ("FASB"), the Company carried junior subordinated debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of the state of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, had been excluded from the Company’s consolidated financial statements. In March 2015, the Company redeemed in full the junior subordinated debentures, which in turn allowed the Trust to redeem in full the trust preferred securities. The Company also dissolved the Trust in April 2015. See Note 7, "Borrowed Funds and Subordinated Debt," below for further information on the Company's subordinated debt.

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

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with GAAP and the instructions for Form 10-K through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation.

(b) Uses of estimates

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

(c) Cash and cash equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents are comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money market and money market mutual fund accounts) and overnight and term federal funds sold ("fed funds"). Balances in cash and cash equivalents will fluctuate resulting primarily from the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

(d) Investments

Investments that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available-for-sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.  Included as available-for-sale are securities that are purchased in connection with the Company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the Company has the positive intent to hold investment securities to maturity, investment securities will be classified as held-to-maturity and carried at amortized cost.  As of the balance sheet dates, all of the Company’s investment securities were classified as available-for-sale and carried at fair value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

(f) Loans Held for Sale

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

(j) Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with reasonably assured renewal options) for leasehold improvements generally as follows:

Bank premises and leasehold improvements	10 to 39 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 10 years

(k) Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain current and former senior and executive officers.  The cash surrender value carried on the balance sheet at December 31, 2015 and December 31, 2014 amounted to $28.0 million and $16.3 million, respectively. The increase over the prior year was primarily due to the purchase of additional BOLI investments. There are no associated surrender charges under the outstanding policies.

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

(m) Goodwill

Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both December 31, 2015 and December 31, 2014. This asset is related to the Company’s acquisition of two branch offices in July 2000.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2015.

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

(n) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Investment Advisors and Enterprise Investment Services and the commercial sweep product, totaled $678.4 million and $674.6 million at December 31, 2015 and 2014, respectively.  Fee income is recorded on an accrual basis and recognized over the period in which it is earned. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(o) Derivatives

The Company recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair market value.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2015 and 2014, the estimated fair values of these derivative instruments were considered to be immaterial.

Beginning in 2015, the Company implemented a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with a counterparty. The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to fixed-rate loan payment.

Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting inverse relationship, are recognized directly in earnings. See Note 8, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk" for more information about the Company's derivatives.

(p) Stock Based Compensation

The Company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, and stock awards for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the estimated grant-date fair value of the awards, or in the case of stock awards, the market value of the common stock on the date of grant.  The Company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each award) or as performance objectives are met. Stock awards that do not require future service (“vested awards”) will be expensed immediately. Stock-based compensation also includes Director stock compensation for stock awards and stock in lieu of cash fees, both included in other operating expenses, described in more detail in Note 11 "Stock-Based Compensation Plans."

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of tax-exempt interest from certain investment securities, loans and bank owned life insurance.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2015 or December 31, 2014.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2012 through 2015 tax years.

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

(t) Recently Adopted Accounting Pronouncements

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

For information regarding recent accounting pronouncements not yet adopted by the Company, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Recent Accounting Pronouncements Not Yet Adopted."

(2)	Investments

The amortized cost and fair values of investments at December 31, 2015 and 2014 are summarized as follows:

	2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$78,626	$352	$153	$78,825
Residential federal agency MBS(1)	75,105	406	648	74,863
Commercial federal agency MBS(1)	23,908	—	363	23,545
Municipal securities	96,189	2,357	35	98,511
Corporate bonds	10,257	44	95	10,206
Certificates of Deposit (2)	2,753	—	2	2,751
Total fixed income securities	286,838	3,159	1,296	288,701
Equity investments	10,043	1,966	352	11,657
Total available-for-sale investments, at fair value	$296,881	$5,125	$1,648	$300,358

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$59,518	$318	$24	$59,812
Residential federal agency MBS(1)	88,303	1,015	516	88,802
Municipal securities	72,113	2,157	66	74,204
Corporate bonds	7,937	61	26	7,972
Total fixed income securities	227,871	3,551	632	230,790
Equity investments	11,370	3,071	166	14,275
Total available-for-sales investments, at fair value	$239,241	$6,622	$798	$245,065

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

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMO’s”) totaling $20.8 million and $13.3 million at December 31, 2015 and 2014 respectively. All of the commercial MBS investments held by the Company were CMOs.

At December 31, 2015, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 16%) invested in individual common stock of entities in the financial services industry.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize investments (fixed income and equity) having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at December 31, 2015 and 2014.

	2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$27,420	$153	$—	$—	$27,420	$153
Residential federal agency MBS	20,517	276	10,935	373	31,452	649
Commercial federal agency MBS	23,545	363	—	—	23,545	363
Municipal securities	6,988	32	261	2	7,249	34
Corporate bonds	4,574	78	419	17	4,993	95
Certificates of Deposit	1,976	2	—	—	1,976	2
Equity investments	4,204	351	24	1	4,228	352
Total temporarily impaired investments	$89,224	$1,255	$11,639	$393	$100,863	$1,648

	2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$7,959	$24	$—	$—	$7,959	$24
Residential federal agency MBS	—	—	23,801	516	23,801	516
Municipal securities	3,597	31	2,794	35	6,391	66
Corporate bonds	2,704	12	871	14	3,575	26
Equity investments	2,008	162	21	4	2,029	166
Total temporarily impaired investments	$16,268	$229	$27,487	$569	$43,755	$798

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. During the years ended December 31, 2015 and 2014, the Company did not record any fair value impairment charges on its investments. As of December 31, 2015, there were 86 securities in an unrealized loss position in the Company's portfolio (fixed income and equity, excluding CDs). Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and the impact of market value fluctuations on the equity portion of our portfolio. Management does not consider these investments to be other-than-temporarily impaired at December 31, 2015 because (1) the decline in market value is not attributable to credit quality for fixed income securities, or a fundamental deterioration in the equity funds or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

credit risk of those portfolios. At December 31, 2015, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.
As noted in the table above, a small portion of the portfolio invested in CDs was also in an unrealized loss position at December 31, 2015 due to market rates. The unrealized loss was not considered to be material and the securities are expected to mature at par value.

The contractual maturity distribution of total fixed income investments at December 31, 2015 is as follows:

	Within One Year		After One, but within Five Years		After Five, but within Ten Years		After Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$7,048	0.91%	$62,024	1.59%	$9,554	2.22%	$—	—%
Residential federal agency MBS	—	—%	3,576	3.15%	1,299	1.90%	70,230	2.11%
Commercial federal agency MBS	—	—%	—	—%	23,908	2.26%	—	—%
Municipal securities	5,052	2.74%	23,948	3.38%	34,749	3.69%	32,440	3.91%
Corporate bonds	530	1.33%	4,759	2.09%	4,968	2.89%	—	—%
CDs	1,803	0.32%	950	2.13%	—	—%	—	—%
Total fixed income securities	$14,433	1.49%	$95,257	2.13%	$74,478	2.96%	$102,670	2.68%

At fair value:
Total fixed income securities	$14,477		$96,053		$75,015		$103,156

Scheduled contractual maturities may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities and corporate bonds with amortized cost and fair values of $49.1 million and $50.3 million, respectively, at December 31, 2015, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $286.0 million at December 31, 2015 and $230.8 million at December 31, 2014.

Sales of investments for the years ended December 31, 2015, 2014, and 2013 are summarized as follows:

(Dollars in thousands)	2015	2014	2013
Amortized cost of investments sold	$23,287	$23,752	$8,325
Gross realized gains on sales	1,990	1,654	1,243
Gross realized losses on sales	(162)	(35)	(4)
Total proceeds from sales of investments	$25,115	$25,371	$9,564

Tax-exempt interest earned on the municipal securities portfolio was $2.9 million for the year ended December 31, 2015, $2.4 million for the year ended December 31, 2014 and $2.1 million for the year ended December 31, 2013.

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

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Commercial real estate	$936,921	$862,747
Commercial and industrial	458,553	402,994
Commercial construction	202,993	168,044
Total commercial loans	1,598,467	1,433,785
Residential mortgages	169,188	149,959
Home equity loans and lines	83,373	80,018
Consumer	10,747	10,708
Total retail loans	263,308	240,685

Gross loans	1,861,775	1,674,470
Deferred loan origination fees, net	(1,813)	(1,866)
Total loans	1,859,962	1,672,604
Allowance for loan losses	(29,008)	(27,121)
Net loans	$1,830,954	$1,645,483

Loan Categories

Commercial loans:

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate. These loans are typically secured by a variety of commercial and industrial property types including one-to-four family and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

From time to time, the Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The balances participated out to other institutions are not carried as assets on the Company's financial statements. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is the participating institution amounted to $62.3 million at December 31, 2015 and $65.3 million at December 31, 2014.

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

As of December 31, 2015 and 2014, the outstanding loan balances to directors, officers, principal stockholders and their associates were $17.5 million and $18.2 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $10.6 million and $6.5 million, as of December 31, 2015 and 2014, respectively. During 2015, new loans and net increases in loan balances or lines of credit under existing commitments of $6.7 million were made and principal paydowns of $3.3 million were received.

Loans Serviced for Others

At December 31, 2015 and 2014, the Company was servicing residential mortgage loans owned by investors amounting to $18.5 million and $19.3 million, respectively. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $52.7 million and $44.8 million at December 31, 2015 and 2014, respectively. See the discussion above for further information regarding commercial participations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Commercial real estate	$281,802	$276,657
Residential mortgages	118,855	107,906
Home equity	13,972	15,677
Total loans pledged to FHLB	$414,629	$400,240

Tax-exempt Interest

Tax-exempt interest earned on qualified commercial loans was $1.6 million for the year ended December 31, 2015 and $1.4 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. Average tax-exempt loan balances were $50.9 million and $38.3 million for the years ended December 31, 2015 and 2014, respectively.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$12,287	$924,634	$936,921
Commercial and industrial	7,810	450,743	458,553
Commercial construction	3,032	199,961	202,993
Residential	366	168,822	169,188
Home equity	169	83,204	83,373
Consumer	24	10,723	10,747
Deferred fees	—	(1,813)	(1,813)
Total loans	$23,688	$1,836,274	$1,859,962

See the section titled "Impaired Loans" below, for information regarding the changes in impaired loans balances at December 31, 2015 compared to the prior year.

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

The following tables present the credit risk profile by internally assigned adverse risk rating category at the periods indicated.

	December 31, 2015
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$12,487	$—	$—	$924,434	$936,921
Commercial and industrial	8,670	—	3	449,880	458,553
Commercial construction	1,776	—	—	201,217	202,993
Residential	1,278	—	—	167,910	169,188
Home equity	503	—	5	82,865	83,373
Consumer	38	11	—	10,698	10,747
Total gross loans	$24,752	$11	$8	$1,837,004	$1,861,775

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2014
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$11,409	$1,188	$19	$850,131	$862,747
Commercial and industrial	11,298	51	57	391,588	402,994
Commercial construction	2,759	—	—	165,285	168,044
Residential	1,133	—	—	148,826	149,959
Home equity	464	—	—	79,554	80,018
Consumer	48	—	—	10,660	10,708
Total gross loans	$27,111	$1,239	$76	$1,646,044	$1,674,470

Total adversely classified loans amounted to 1.33% of total loans at December 31, 2015, as compared to 1.70% at December 2014. At December 31, 2015, as compared to December 2014, adversely classified balances declined $3.7 million, primarily due to several larger commercial loan payoffs, charge-offs, upgrades and principal payments within the commercial real estate and commercial and industrial loan segments, partially offset by additional credit downgrades within the commercial real estate, commercial and industrial, and commercial construction portfolio during the period.

Past Due and Non-Accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans are credit downgraded to one of the adversely classified categories noted above. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the judgment of management, the collectability of both principal and interest is reasonably assured. Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company. Additionally, deposit accounts overdrawn for 90 or more days are included in the consumer non-accrual numbers below.

The following table presents an age analysis of past due loans as of December 31, 2015.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,124	$1,140	$8,506	$10,770	$926,151	$936,921
Commercial and industrial	1,218	691	4,323	6,232	452,321	458,553
Commercial construction	581	—	335	916	202,077	202,993
Residential	250	180	366	796	168,392	169,188
Home equity	622	—	288	910	82,463	83,373
Consumer	35	10	27	72	10,675	10,747
Total gross loans	$3,830	$2,021	$13,845	$19,696	$1,842,079	$1,861,775

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2014.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,471	$1,235	$9,714	$12,420	$850,327	$862,747
Commercial and industrial	1,184	101	5,950	7,235	395,759	402,994
Commercial construction	—	—	447	447	167,597	168,044
Residential	1,328	370	763	2,461	147,498	149,959
Home equity	29	—	245	274	79,744	80,018
Consumer	94	1	17	112	10,596	10,708
Total gross loans	$4,106	$1,707	$17,136	$22,949	$1,651,521	$1,674,470

At December 31, 2015 and December 31, 2014, all loans 90 or more days past due were carried as non-accruing. Non-accrual loans which were not adversely classified amounted to $402 thousand at December 31, 2015 and $211 thousand at December 31, 2014. These balances primarily represented the guaranteed portions of non-performing U.S. Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.74% and 1.02% at December 31, 2015 and December 31, 2014, respectively. Reductions in non-accrual loans were seen in all commercial segments, led by commercial and industrial and commercial real estate loans as loan payoffs, charge-offs and principal payment continued during the period.

At December 31, 2015, additional funding commitments for loans on non-accrual status totaled $910 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2015	2014	2013
Income in accordance with original loan terms	$1,052	$1,007	$1,171
Less income recognized	426	323	680
Reduction in interest income	$626	$684	$491

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Total impaired loans amounted to $23.7 million and $29.3 million at December 31, 2015 and December 31, 2014, respectively.  Total accruing impaired loans amounted to $10.1 million and $12.5 million at December 31, 2015 and December 31, 2014, respectively, while non-accrual impaired loans amounted to $13.6 million and $16.7 million as of December 31, 2015 and December 31, 2014, respectively.

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2015.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$14,903	$12,287	$11,734	$553	$186
Commercial and industrial	9,816	7,810	5,253	2,557	1,078
Commercial construction	3,147	3,032	1,583	1,449	499
Residential	453	366	366	—	—
Home equity	308	169	164	5	5
Consumer	25	24	—	24	24
Total	$28,652	$23,688	$19,100	$4,588	$1,792

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2014.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,182	$15,003	$14,800	$203	$68
Commercial and industrial	11,991	10,901	5,461	5,440	1,516
Commercial construction	2,862	2,675	1,150	1,525	519
Residential	537	465	465	—	—
Home equity	183	180	—	180	26
Consumer	28	28	—	28	28
Total	$32,783	$29,252	$21,876	$7,376	$2,157

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the year ends indicated.

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,827	$196	$14,135	$223	$17,673	$237
Commercial and industrial	9,372	97	10,682	156	9,444	92
Commercial construction	2,202	83	3,158	105	3,227	77
Residential	449	—	1,082	3	745	9
Home equity	174	1	208	—	120	—
Consumer	45	—	27	2	18	2
Total	$26,069	$377	$29,292	$489	$31,227	$417

Interest income that was not recognized on loans that were deemed impaired as of December 31, 2015, 2014 and 2013, amounted to $688 thousand, $647 thousand, and $445 thousand, respectively. All payments received on impaired loans in non-accrual status are applied to principal. At December 31, 2015, additional funding commitments for impaired loans totaled $749 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan figures above as of December 31, 2015 and December 31, 2014, were $17.1 million and $19.5 million, respectively.  TDR loans on accrual status amounted to $10.1 million and $11.9 million at December 31, 2015 and December 31, 2014, respectively.  TDR loans included in non-performing loans amounted to $7.1 million and $7.5 million at December 31, 2015 and December 31, 2014, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

At December 31, 2015, additional funding commitments for TDR loans totaled $469 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables present certain information regarding loan modifications classified as troubled debt restructures.

Troubled debt restructure agreements entered into during the year ended December 31, 2015.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$269	$371
Commercial and industrial	8	1,786	1,600
Commercial construction	2	1,339	1,339
Residential	—	—	—
Home equity	—	—	—
Consumer	1	4	3
Total	15	$3,398	$3,313

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the year ended December 31, 2015.

(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	3	759
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	—	—
Total	3	$759

There were no subsequent charge-offs associated with TDRs modified during 2015. At December 31, 2015, specific reserves allocated to the 2015 TDRs amounted to $201 thousand, as management considers it likely the un-reserved principal will ultimately be collected. Interest payments received on non-accruing 2015 TDR loans which were applied to principal and not recognized as interest income amounted to $18 thousand.

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

There were $66 thousand in charge-offs associated with TDRs noted in the table above. At December 31, 2014, specific reserves allocated to the 2014 TDRs amounted to $43 thousand as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing 2014 TDR loans which were applied to principal and not recognized as interest income amounted to $9 thousand.

Other Real Estate Owned

The Company carried no OREO at December 31, 2015 compared to $861 thousand at December 31, 2014. During the year ended December 31, 2015, the Company sold the three properties held at December 31, 2014, recognizing net gains on OREO sales of $154 thousand; there were no additions to OREO, or subsequent impairment write-downs during the period. During the year ended December 31, 2014, there were no sales or subsequent impairment write-downs on OREO.

Allowance for Loan Loss Activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted $29.0 million at December 31, 2015 compared to $27.1 million at December 31, 2014. The allowance for loan losses to total loans ratio was 1.56% at December 31, 2015, compared to 1.62% at December 31, 2014. The decline in the overall allowance to total loan ratio at December 31, 2015 primarily resulted from the increase in the outstanding loan balances and a reduction in specific reserves and reflects the generally improving credit quality of the loan portfolio in the current period due, in part, to improved economic conditions. Specific reserves declined due to current charge-offs on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values, partially offset by additional reserves for newly impaired loans during the period. Loan growth for the year ended December 31, 2015 was $187.4 million, compared to $148.5 million for 2014. For the year ended December 31, 2015, the Company recorded net charge-offs of $1.4 million compared to $1.2 million for 2014. Provisions made to the allowance for loan losses amounted to $3.3 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. The majority of the 2014 charge-offs were previously allocated specific reserves on commercial relationships, which contributed to the lower provision for loan losses in 2014.

Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2015.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2015	2014	2013
Balance at beginning of year	$27,121	$26,967	$24,254
Provision charged to operations	3,267	1,395	3,279
Loan recoveries	409	735	415
Less: Loans charged-off	1,789	1,976	981
Balance at end of year	$29,008	$27,121	$26,967

Changes in the allowance for loan losses by segment for the year ended December 31, 2015, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/14	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	909	1,805	496	72	(83)	68	3,267
Recoveries	74	279	25	—	15	16	409
Less: Charge offs	133	1,571	—	—	—	85	1,789
Ending Balance, 12/31/15	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$186	$1,078	$499	$—	$5	$24	$1,792
Loans collectively evaluated for impairment	$13,328	$8,680	$3,406	$1,061	$535	$206	$27,216

Changes in the allowance for loan losses by segment for the year ended December 31, 2014, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/13	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	(186)	1,627	(41)	(22)	(19)	36	1,395
Recoveries	21	616	66	—	1	31	735
Less: Charge offs	345	1,363	134	46	27	61	1,976
Ending Balance, 12/31/14	$12,664	$9,245	$3,384	$989	$608	$231	$27,121

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$68	$1,516	$519	$—	$26	$28	$2,157
Loans collectively evaluated for impairment	$12,596	$7,729	$2,865	$989	$582	$203	$24,964

During 2012, the Company purchased a group of residential mortgage loans with a carrying value of $7.4 million at December 31, 2015. These purchased loans were initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non-classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above. To date this portfolio has paid down by approximately $19.0 million and no losses have been recorded.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(5)	Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

(Dollars in thousands)	2015	2014
Land	$4,614	$4,594
Bank premises and leasehold improvements	33,597	32,556
Computer software and equipment	9,014	6,764
Furniture, fixtures and equipment	16,649	15,548
Total premises and equipment, before accumulated depreciation	63,874	59,462

Less accumulated depreciation	(33,321)	(29,092)
Total premises and equipment, net of accumulated depreciation	$30,553	$30,370

Total depreciation expense related to premises and equipment amounted to $4.3 million, $4.2 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Total rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $1.2 million, $1.1 million and $910 thousand, respectively.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.

At December 31, 2015, minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2016	$1,476
2017	1,454
2018	1,133
2019	695
2020	606
Thereafter	5,100
Total minimum lease payments	$10,464

The Company currently collects rent through leases for a small portion of the overall square-footage within its Lowell, MA campus headquarters. Rental income was $153 thousand for both the years ended December 31, 2015 and 2014, and $150 thousand for the year ended December 31, 2013.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(6)	Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2015	2014
Non-interest bearing demand deposits	$570,589	$470,025
Interest bearing checking	313,674	253,126
Savings	167,304	149,940
Money market	692,114	631,676
Certificates of deposit $250,000 or less	129,993	141,379
Certificates of deposit more than $250,000	37,704	37,215
Total non-brokered deposits (1)	1,911,378	1,683,361

Brokered deposits (2)	106,770	85,185
Total deposits	$2,018,148	$1,768,546

(1) Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.
(2) Primarily brokered CDs $250,000 and under.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $407 thousand and $1.1 million at December 31, 2015 and 2014, respectively.

The following table shows the scheduled maturities of certificates of deposit (including brokered deposits with a weighted average remaining life of approximately 1.4 years):

(Dollars in thousands)	December 31, 2015	December 31, 2014
Due in less than twelve months	$176,792	$166,325
Due in over one year through two years	37,729	30,043
Due in over two years through three years	23,429	22,776
Due in over three years through four years	26,501	17,618
Due in over four years through five years	5,983	26,140
Due in over five years	4,033	877
Total certificates of deposit	$274,467	$263,779

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(7)	Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, are summarized as follows:

	2015		2014		2013
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
FHLB borrowings	$40,671	0.51%	$58,900	0.30%	$36,534	0.30%
Other borrowings	13,000	0.60%	—	—%	—	—%
Total borrowed funds	$53,671	0.53%	$58,900	0.30%	$36,534	0.30%
Subordinated debt	14,822	6.16%	10,825	10.88%	10,825	10.88%
Total borrowed funds and subordinated debt	$68,493	1.75%	$69,725	1.94%	$47,359	2.72%

The contractual maturity distribution as of December 31, 2015, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Within 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate
FHLB borrowings	$40,000	0.51%	$671	0.70%
Other borrowings	13,000	0.60%	—	—%
Total borrowed funds	$53,000	0.53%	$671	0.70%

The FHLB borrowings due within 12 months had original maturities of one to two years, and are linked to certain outstanding commercial loans under various community investment programs of the FHLB.

Maximum FHLB and other borrowings outstanding at any month end during 2015, 2014, and 2013 were $53.7 million, $58.9 million, and $57.4 million, respectively.

The following table summarizes the average balance and average cost of borrowed funds for the years ended December 31,

	Year ended December 31,
	2015		2014		2013
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$10,731	0.36%	$12,085	0.31%	$24,385	0.39%
Other borrowings	36	0.61%	28	0.56%	14	0.46%
Total borrowed funds	$10,767	0.36%	$12,113	0.31%	$24,399	0.39%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or federal funds purchased from correspondent banks. At December 31, 2015, other borrowings was comprised of an overnight borrowing with a correspondent bank.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2015, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $370 million.  In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window up to approximately $100 million. The Bank also has pre-approved

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

See Note 2, "Investments," and Note 3, "Loans" above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

The Company also carried subordinated debt of $14.8 million at December 31, 2015, and $10.8 million at December 31, 2014.

The subordinated debt carried at December 31, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original note issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

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

In March 2015, the Company redeemed the Debt in full using proceeds from the $15.0 million in Notes issued in January 2015, which in turned allowed the Trust to redeem in full the trust preferred securities. The Company dissolved the Trust in April 2015.

(8)	Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, standby letters of credit, unadvanced portions of loans and lines of credit and derivative instruments.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Financial instruments with off-balance sheet credit risk at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Commitments to originate loans	$48,641	$33,870
Commitments to originate residential mortgages loans for sale	1,516	1,471
Commitments to sell residential mortgage loans	3,225	3,842
Standby letters of credit	22,712	19,359
Unadvanced portions of commercial real estate loans	13,128	27,335
Unadvanced portions of commercial loans and lines	337,970	306,745
Unadvanced portions of construction loans (commercial & residential)	138,162	143,016
Unadvanced portions of home equity lines	73,397	64,337
Unadvanced portions of consumer loans	2,999	3,017

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

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily reserve requirement included in “Cash and Due from Banks” was approximately $7.4 million and $14.3 million, based on the two week computation periods encompassing December 31, 2015 and 2014, respectively.

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject, other than ordinary routine litigation incidental to the business of the Company. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the Company.

Derivatives and Hedging Activities

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2015 and 2014, the estimated fair values of these derivative instruments were considered to be immaterial.

The Company may use interest-rate contract swaps as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2015 and 2014.

Derivatives not designated as hedges, such as Back-to-Back Swaps as detailed in Note 1 are not speculative but rather, result from a service the Company provides to certain customers. The Company had two interest-rate swaps with an aggregate notional amount of $10.1 million at December 31, 2015. There were no interest-rate swaps related to this program at December 31, 2014.

Asset derivatives and liability derivatives are included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments at December 31, 2015.

	As of December 31, 2015
(Dollars in thousands)	Asset Derivatives	Liability Derivatives
Back-to-Back Swaps	$16	$16

There was no gain or loss recognized in income on derivatives during the year ended December 31, 2015.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties at December 31, 2015. The Company did not have any credit risk exposure for derivative financial instruments at December 31, 2015.

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company did not have any collateral posted as of December 31, 2015.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The table below presents the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	As of December 31, 2015
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$16	—	$16	—	—	$16

Liability Derivatives
Back-to-Back Swaps	$16	—	$16	—	—	$16

The Company has agreements with certain derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

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

The Company issues restricted stock awards that upon vesting, may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reaquired by the Company. See Note 11, "Stock-Based Compensation Plans," below for further information about stock-based compensation issued by the Company and net share-settlement.

Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been common stock issuances and proceeds from the issuance of subordinated debt. Ongoing

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

sources of capital include the retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan and direct stock purchase plan.

Although management believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of December 31, 2015, the Company has not utilized this shelf registration.

In July 2013, the Federal Reserve, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations. As a result of these regulatory changes, that became effective January 1, 2015, with a phase in period that extends to January 2019, the Company is subject to increased capital ratios, changes in the capital ratio calculations and the methodology used to calculate such ratios.

The Company began implementing the new regulatory requirements under Basel III in 2015. Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of December 31, 2015, both the Company and the Bank qualified as “well capitalized” under then applicable Federal Reserve Board and FDIC regulations. The current regulatory requirements, and the Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2015 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
The Company
Total Capital (to risk weighted assets)	$212,871	10.70%	$159,198	8.00%	$198,997	10.00%
Tier 1 Capital (to risk weighted assets)	172,397	8.66%	119,398	6.00%	159,198	8.00%
Tier 1 Capital (to average assets)*	172,397	7.73%	89,173	4.00%	N/A	N/A
Common equity tier 1 capital to risk-weighted assets	172,397	8.66%	89,549	4.50%	$129,348	6.50%

The Bank
Total Capital (to risk weighted assets)	$209,670	10.54%	$159,189	8.00%	$198,987	10.00%
Tier 1 Capital (to risk weighted assets)	184,019	9.25%	119,392	6.00%	159,189	8.00%
Tier 1 Capital (to average assets)	184,019	8.25%	89,172	4.00%	111,465	5.00%
Common equity tier 1 capital to risk-weighted assets	184,019	9.25%	89,544	4.50%	129,341	6.50%
____________________
*For the Bank to qualify as “well capitalized," it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

Under Basel III, capital ratio requirements for all banking organizations have increased and include a "capital conservation buffer," of 2.5% above the regulatory minimum risk-based capital requirements shown above. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed this Basel III "Adequate" Ratio with full Capital Conservation Buffer as of December 31, 2015.

The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Although community banks began complying with the Basel III rules on January 1, 2015, as previously noted above, there is a phase in period for several aspects, including the capital conservation buffer, which began in January 2016 and extends to January 2019. For further information on the Basel III requirements see the “Supervision and Regulation” contained in Item 1, "Business" in this Form 10-K.

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

As noted above, capital ratios for 2015 are based on the Basel III regulatory capital framework implemented at the beginning of 2015. The capital ratios presented below for 2014 are based on the capital requirements in effect before the implementation of Basel III. As of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2014, both the Company and the Bank qualified as “well capitalized” under then applicable Federal Reserve Board and FDIC regulations. Prior to 2015, to have been categorized as "well capitalized" under the prompt corrective action framework, the Company and the Bank were required to maintain minimum Total and Tier 1 capital ratios, and in the case of the Bank, leverage capital ratios, as set forth in the table below.

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

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company.  Under Massachusetts law, trust companies such as the Bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the Bank’s capital stock.  Any dividend payment that would exceed the total of the Bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. Applicable provisions of the FDIC Improvement Act also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  Any restrictions, regulatory or otherwise, on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

For the year ended December 31, 2015, the Company paid $5.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 58,529 shares of the Company's common stock totaling $1.3 million. The direct purchase component of the DRSPP was used to purchase 6,700 shares of the Company's common stock totaling $150 thousand during the year ended December 31, 2015.

In 2014, the Company paid $4.9 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 60,586 shares of the Company’s common stock totaling $1.2 million. The direct purchase component of the DRSPP was used to purchase 2,917 shares of the Company's common stock totaling $64 thousand during the year ended December 31, 2014.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Prior to 2014, the Company also had a profit sharing component to the 401(k) plan. In 2014, the profit sharing component of the 401(k) plan was replaced by combining this component with an existing cash-based variable compensation vehicle. For the year ended December 31, 2013, the Company’s expense for the profit sharing contribution to the 401(k) plan was $458 thousand.

The Company’s expense for the 401(k) plan match (excluding the profit sharing component) was $859 thousand, $792 thousand and $692 thousand, respectively, for the years ended December 31, 2015, 2014, and 2013.

Supplemental Retirement Plan (SERP)

The Company has salary continuation agreements with two of its current executive officers, and one former executive officer. These salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit to be provided for a period of 20 years after the individual reaches a defined “benefit age.”  The individuals covered under the SERP have reached the defined benefit age and are receiving payments under the plan. Additionally, the Company has not recognized service cost in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

The amounts charged to expense for this plan are included in the table below. The Company anticipates accruing an additional $124 thousand to the plan for the year ending December 31, 2016.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,844	$2,889	$3,181
Net periodic benefit cost:
Interest cost	133	128	157
Actuarial loss (gain)	(47)	103	(173)
Net periodic benefit costs	$86	$231	$(16)

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$2,654	$2,844	$2,889

Funded status:
Accrued liability as of December 31	$(2,654)	$(2,844)	$(2,889)

Discount rate used for benefit obligation(1)	4.75%	4.50%	5.00%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

 Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2016	$276
2017	276
2018	276
2019	276
2020	276
2021-2025	1,379

Supplemental Life Insurance

The Company has provided supplemental life insurance through split-dollar life insurance arrangements for certain executive and senior officers on whom the Bank owns bank-owned life insurance ("BOLI"). See Item (k) "Bank Owned Life Insurance" in Note 1, "Summary of Significant Accounting Policies," for further information regarding BOLI.

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

The following table provides a reconciliation of the changes in the supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,723	$1,576	$1,664
Net periodic benefit cost:
Service cost	(56)	(38)	2
Interest cost	86	74	74
Actuarial loss (gain)	39	111	(164)
Total net period cost (benefit)	$69	$147	$(88)

Benefit obligation at end of year	$1,792	$1,723	$1,576

Funded status:
Accrued liability as of December 31	$(1,792)	$(1,723)	$(1,576)

Discount rate used for benefit obligation(1)	4.75%	4.50%	5.00%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for the postretirement cost of insurance for split dollar insurance coverage are included in the table above. The Company anticipates accruing an additional $76 thousand to the plan for the year ending December 31, 2016.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

See Note 11, “Stock-Based Compensation Plans” below, for additional information regarding employee benefits offered in the form of stock option and stock awards.

(11)	Stock-Based Compensation Plans

The Company currently has two individual stock incentive plans: the 2003 plan as amended in 2009, and the 2009 plan as amended in 2012. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2015, 210,683 shares remain available for future grants under the 2009 plan. The 2003 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

Total stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to directors both included in other operating expenses, and was $1.8 million for both the years ended December 31, 2015 and 2014 and $1.7 million for the year ended December 31, 2013.  The total tax benefit recognized related to the stock-based compensation expense was $720 thousand, $700 thousand and $660 thousand for the years ended 2015, 2014 and 2013, respectively.

The actual tax benefit arising during the period for the tax deduction from stock-based compensation was $217 thousand, $320 thousand and $25 thousand in 2015, 2014, and 2013, respectively.

Stock Option Awards

Options granted since 2013 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Options that are outstanding and have been granted under the plans prior to 2013 generally vest ratably over four years. Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter.  For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

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

Stock Option Awards	2015	2014	2013
Options granted	27,376	31,229	47,684
Term in years	10.0	10.0	10.0
Average assumptions used in the model:
Expected volatility	47%	47%	48%
Expected dividend yield	2.90%	2.88%	2.96%
Expected life in years	7.0	7.0	7.0
Risk-free interest rate	1.95%	2.19%	1.35%
Market price on date of grant	$21.03	$20.29	$16.61
Per share weighted average fair value	$8.51	$8.32	$6.66
Fair value as a percentage of market value at grant date	40%	41%	40%

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

Stock option transactions during the year ended December 31, 2015 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2014	319,884	$14.92	4.1	$3,303
Granted	27,376	21.03
Exercised	43,923	12.47
Forfeited/Expired	2,368	17.56
Outstanding December 31, 2015	300,969	$15.82	4.2	$2,116

Vested and Exercisable at December 31, 2015	204,344	$14.35	2.6	$1,738

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2015 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2015, all of the vested and exercisable options were in-the money.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2015. The intrinsic value will change based on the fair market value of the Company’s stock.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Cash received from option exercises was $431 thousand, $889 thousand and $1.8 million in 2015, 2014 and 2013, respectively, net of payments to cover employee tax obligations.  The total intrinsic value of options exercised was $396 thousand, $867 thousand and $1.1 million in 2015, 2014 and 2013, respectively.

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

Compensation expense recognized in association with the stock option awards amounted to $318 thousand, $363 thousand and $422 thousand for the years ended 2015, 2014 and 2013, respectively.  The total tax benefit recognized related to the stock option expense was $127 thousand, $145 thousand, and $165 thousand for the years ended 2015, 2014, and 2013, respectively.

As of December 31, 2015, there was $451 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 1.9 years.

Stock Awards

Stock-based compensation expense recognized in association with the stock awards amounted to $1.2 million for the year ended December 31, 2015, $1.1 million for the year ended December 31, 2014, and $1.0 million for the year ended December 31, 2013.  The total tax benefit recognized related to stock award compensation expense was $491 thousand, $458 thousand, and $418 thousand for the years ended 2015, 2014, and 2013, respectively.

In 2015, the Company granted 105 shares of fully vested stock as employee anniversary awards at a grant date fair market value of $23.64 per share. In 2014, the Company granted 2,142 shares of fully vested stock as employee anniversary awards at a grant date fair market value of 20.95 per share. There were no fully vested stock awards granted in 2013.

Restricted stock awards are granted at the market price on the date of the grant. Employee awards generally vest over four years in equal portions beginning on or about the first anniversary date of the award or are performance based awards. Employee performance based awards vest upon the Company achieving certain predefined performance objectives. Director awards generally vest over two years in equal portions beginning on or about the first anniversary date of the award.

 The table below provides a summary of restricted stock awards granted in the years indicated.

Restricted Stock Awards	2015	2014	2013
Two Year Vesting	7,276	6,660	6,146
Four Year Vesting	17,775	19,167	26,660
Performance-Based Vesting	30,262	33,017	47,735
Total Restricted Stock Awards	55,313	58,844	80,541

Weighted average grant date fair value	$21.03	$20.29	$16.43

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

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reaquired by the Company. In accordance with Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, which applies to Massachusetts corporations such as the Company, eliminates the concept of “treasury stock” and provides that shares a Massachusetts company reacquires will be treated as authorized but unissued shares.

Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still open.

The following table sets forth a summary of the activity for the Company’s restricted stock awards.

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Unvested December 31, 2014	157,694	$17.71	2.2	$3,982
Granted	55,313	21.03
Vested/released	66,588	17.17
Forfeited	1,702	18.58
Unvested December 31, 2015	144,717	$19.22	1.0	$3,304

As of December 31, 2015, there remained $1.7 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining weighted average vesting period of 1.6 years.

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

Total directors' fee expense, included in other operating expenses, amounted to $424 thousand, $444 thousand and $356 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the 2015 expense was stock compensation in lieu of cash fees of $254 thousand, which represented 10,657 shares issued to Directors in January 2016, at a fair market value price of $23.86 per share, which reflected the fair value of the common stock on January 2, 2015. Included in the 2014 expense was stock compensation of $242 thousand, which represented 11,612 shares issued to Directors in January 2015, at a fair market value price of $20.84 per share, which reflected the fair value of the common stock on January 2, 2014. Included in the 2013 expense was stock compensation of $194 thousand, which represented 11,136 shares issued to Directors in January 2014, at a fair market value price of $17.43 per share, which reflected the fair value of the common stock on January 2, 2013.

The total tax benefit recognized related to the expense of Director stock compensation for attendance was $102 thousand, $97 thousand and $77 thousand, for the years ended 2015, 2014 and 2013, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(12)	Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2015	2014	2013
Current tax expense:
Federal	$6,808	$5,814	$5,492
State	1,712	1,681	1,642
Total current tax expense	8,520	7,495	7,134

Deferred tax (benefit)/ expense:
Federal	(284)	85	(100)
State	(122)	5	(83)
Total deferred tax (benefit)/ expense	(406)	90	(183)

Total income tax expense	$8,114	$7,585	$6,951

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate (35%) for 2015 and (34%) for prior years to income before taxes as follows:

(Dollars in thousands)	2015	2014	2013
Computed income tax expense at statutory rate	$8,492	$7,560	$6,963
State income taxes, net of federal tax benefit	1,034	1,113	1,029
Tax-exempt income, net of disallowance	(1,226)	(1,060)	(988)
Bank-owned life insurance income, net	(251)	(140)	(156)
Other	65	112	103
Total income tax expense	$8,114	$7,585	$6,951

Effective income tax rate	33.4%	34.1%	33.9%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2015	2014
Deferred tax asset:
Allowance for loan losses	$11,800	$11,026
Depreciation	3,103	3,033
Other-than-temporary impairment on equity securities	22	168
Supplemental employee retirement plans	1,080	1,156
Non-accrual interest	1,393	1,440
Stock-based compensation expense	873	751
Other	163	97
Total	18,434	17,671

Deferred tax liability:
Goodwill	2,300	2,140
Net unrealized gains on investments securities	1,204	2,057
Deferred origination costs	812	622
Other	7	—
Total	4,323	4,819

Net deferred tax asset	$14,111	$12,852

Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2015. However, factors, beyond management’s control, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.  In addition, management has the ability to sell any of the equity securities affected by the OTTI charge. A sale of the equity securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past three years, before the ability to carry back losses against these gains expires.

The Company paid total income taxes in 2015, 2014, and 2013 of $7.6 million, $7.5 million, and $7.3 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2015 or December 31, 2014.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2012 through 2015 tax years.

The Company invests in qualified affordable housing projects as a limited partner. In 2015, the Company estimated approximately $71 thousand of Federal Low Income Housing tax credits to be recognized. In both 2014 and 2013, the Company recognized $71 thousand of Federal Low Income Housing tax credits. The Company anticipates that it will receive additional tax credits related to the Federal Low Income Housing Tax Credit program in the amount of $460 thousand which are expected to be realized over the next 7 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(13)	Earnings per share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st:

	2015	2014	2013
Basic weighted average common shares outstanding	10,323,016	10,118,762	9,862,678
Dilutive shares	66,918	90,481	87,931
Diluted weighted average common shares outstanding	10,389,934	10,209,243	9,950,609

For the year ended December 31, 2015, all options outstanding were included in the year-to-date calculation of diluted earnings per share, as they were all considered "in the money" under the treasury stock method.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$288,701	$—	$288,701	$—
Equity securities	11,657	11,657	—	—
FHLB Stock	3,050	—	—	3,050
Interest-rate swaps	16	—	16	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,516	—	—	2,516

Liabilities measured on a recurring basis:
Interest-rate swaps	16	—	16	—

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$230,790	$—	$230,790	$—
Equity securities	14,275	14,275	—	—
FHLB Stock	3,357	—	—	3,357
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,174	—	—	5,174
Other real estate owned	861	—	—	861

The Company did not have cause to transfer any assets between the fair value measurement levels during the year ended December 31, 2015 or the year ended December 31, 2014. There were no liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014.

All of the Company's fixed income investments and equity securities that are considered “available-for-sale” are carried at fair value.  The fixed income category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds, and certificates of deposits as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.” The Company periodically obtains a second price from an impartial third-party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures.  See Note 1, “Summary of Significant Accounting Policies,” under Item (e) "Restricted Investments," above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at December 31, 2015 amounted to $1.4 million compared to $1.7 million at December 31, 2014.

When OREO property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The Company carried no OREO at December 31, 2015 compared to $861 thousand at December 31, 2014. The Company sold the three properties held at December 31, 2014, recognizing net gains on OREO sales of $154 thousand, during the year ended December 31, 2015; there were no additions to OREO,

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

or subsequent impairment write-downs during the period. There were no sales or subsequent write downs of OREO during the year ended December 31, 2014.

The fair values for the interest-rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," for additional information on the Company's interest-rate swaps.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third-party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which is typically one year.  The estimated fair value of these commitments carried on the balance sheet at December 31, 2015 and December 31, 2014 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At December 31, 2015 and December 31, 2014, the estimated fair value of the Company’s interest-rate lock commitments and commitments to sell these mortgages loans were considered to be immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2015.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$3,050	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,516	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,709	$1,709	$—	$1,709	$—
Loans, net	1,830,954	1,845,009	—	—	1,845,009
Financial liabilities:
Certificates of deposit (including brokered)	274,467	273,419	—	273,419	—
Borrowed funds	53,671	53,670	—	53,670	—
Subordinated debt	14,822	13,961	—	—	13,961

	December 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$2,371	$2,381	$—	$2,381	$—
Loans, net	1,645,483	1,668,863	—	—	1,668,863
Financial liabilities:
Certificates of deposit (including brokered)	263,779	262,774	—	262,774	—
Borrowed funds	58,900	58,899	—	58,899	—
Subordinated debt	10,825	13,017	—	—	13,017

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

Also excluded from these tables are the fair values of the unused portion of lines of credit and letters of credit which were estimated to be the fees currently charged to enter into similar agreements and are deemed immaterial, as well as,  commitments to originate non-mortgage loans that were short-term, were at current market rates and estimated to have no significant change in fair value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2015 and December 31, 2014 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2015 and December 31, 2014.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2015 and December 31, 2014 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(15)	Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2015	2014
Assets
Cash	$2,737	$699
Investment in subsidiaries	191,949	176,946
Other assets	546	510
Total assets	$195,232	$178,155

Liabilities and Stockholders’ Equity

Liabilities
Subordinated debt	$14,822	$10,825
Accrued interest payable	78	370
Other liabilities	5	10
Total liabilities	14,905	11,205

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,377,787 shares issued and outstanding at December 31, 2015 (including 144,717 shares of unvested participating restricted awards) and 10,207,943 shares issued and outstanding at December 31, 2014 (including 157,694 shares of unvested participating restricted awards)	104	102
Additional paid-in capital	61,008	57,130
Retained earnings	116,941	105,951
Accumulated other comprehensive income	2,274	3,767
Total stockholders’ equity	180,327	166,950

Total liabilities and stockholders’ equity	$195,232	$178,155

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Equity in undistributed net income of subsidiaries	$17,277	$13,744	$13,571
Dividends distributed by subsidiaries	—	1,850	950
Loss distributed by divested subsidiary	(210)	—	—
Other income	17	—	—
Total income	17,084	15,594	14,521

Interest expense	1,071	1,177	1,177
Other operating expenses	500	194	225
Total operating expenses	1,571	1,371	1,402

Income before income taxes	15,513	14,223	13,119
Benefit from income taxes	(635)	(428)	(410)

Net income	$16,148	$14,651	$13,529

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$16,148	$14,651	$13,529
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(17,277)	(13,744)	(13,571)
Payment from subsidiary bank for stock compensation expense	1,791	1,704	1,652
Changes in:
Other assets	(36)	(277)	9
Other liabilities	(12)	(3)	10
Subordinated debt issuance costs	(178)	—	—
Accrued interest payable	(292)	—	—
Net cash provided by operating activities	144	2,331	1,629

Cash flows from investing activities
Investment in subsidiary	781	—	—
Net cash provided by investing activities	781	—	—

Cash flows from financing activities:
Repayment of subordinated debt	(10,825)	—	—
Proceeds from the issuance of subordinated debt	15,000	—	—
Cash dividends paid	(5,158)	(4,853)	(4,535)
Proceeds from issuance of common stock	1,448	1,283	1,239
Proceeds from exercise of stock options	431	889	1,829
Tax benefit from stock-based compensation	217	320	25
Net cash provided by financing activities	1,113	(2,361)	(1,442)

Net increase (decrease) in cash and cash equivalents	2,038	(30)	187

Cash and cash equivalents, beginning of year	699	729	542

Cash and cash equivalents, end of year	$2,737	$699	$729

See Note 1, “Summary of Significant Accounting Policies,” under Item (a) "Organization of Holding Company and Basis of Presentation" and Note 7, "Borrowed Funds and Subordinated Debt," above, for further information regarding changes in both the Company's investment in the Capital Trust and in subordinated debt.

The Parent Company’s Statements of Comprehensive Income and Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(16)	Quarterly Results of Operations (Unaudited)

	2015
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$19,839	$20,437	$21,224	$21,971
Interest expense	1,385	1,253	1,264	1,275
Net interest income	18,454	19,184	19,960	20,696
Provision for loan losses	625	1,225	250	1,167
Net interest income after provision for loan losses	17,829	17,959	19,710	19,529

Non-interest income	3,125	3,222	3,177	3,615
Net gains on sales of investment securities	900	456	7	465
Non-interest expense	16,210	16,267	16,548	16,707
Income before income taxes	5,644	5,370	6,346	6,902
Provision for income taxes	2,024	1,855	2,054	2,181
Net income	$3,620	$3,515	$4,292	$4,721

Basic earnings per share	$0.35	$0.34	$0.41	$0.46
Diluted earnings per share	$0.35	$0.34	$0.41	$0.45

	2014
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$18,231	$18,780	$19,394	$20,068
Interest expense	1,317	1,328	1,302	1,296
Net interest income	16,914	17,452	18,092	18,772
Provision for loan losses	200	200	765	230
Net interest income after provision for loan losses	16,714	17,252	17,327	18,542

Non-interest income	2,991	3,137	3,325	3,360
Net gains on sales of investment securities	488	127	215	789
Non-interest expense	14,825	15,445	15,115	16,646
Income before income taxes	5,368	5,071	5,752	6,045
Provision for income taxes	1,862	1,757	1,921	2,045
Net income	$3,506	$3,314	$3,831	$4,000

Basic earnings per share	$0.35	$0.33	$0.38	$0.39
Diluted earnings per share	$0.35	$0.32	$0.37	$0.39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:
We have audited Enterprise Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
March 15, 2016

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 131 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2015) that has materially affected, or is reasonably likely to materially affect, such internal control.

Item 9B.	Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 3, 2016, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report. For additional information on availability of the Company’s corporate governance guidelines, see the section titled “Company Website," contained in Item 1, "Business," to this Form 10-K.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

(2)	Financial Statement Schedules

None (information included in financial statements)

(3)	Exhibits

Exhibit No. and Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed June 10 2013.

3.2	Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 22, 2013.

4.1
Renewal Rights Agreement dated as of December 11, 2007 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 13, 2007.

10.1	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.2
Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended May 2, 2006, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-133792) filed May 4, 2006.

10.3.1
Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17, 2009).

10.3.2
Specimen Nonqualified Stock Option Agreement (includes Company right of repayment) under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17, 2009).

10.4.1
Form of Restricted Stock Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Form Current Report on Form 8-K filed on March 26, 2009.

10.4.2
Form of Nonqualified Stock Option Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and James A. Marcotte, incorporated by reference to Exhibit 10.2 to the Company’s Form Current Report on Form 8-K filed on March 26, 2009.

10.5.1
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the Company’s Current Report on Form 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.5.2
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the Company’s Current Report on Form 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.6.1
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008.

10.6.2
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008.

10.7.1
Change in Control/Noncompetition Agreement dated as of December 18, 2008 by and among the Company, the Bank and Stephen J. Irish, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2008.

10.7.2
Change in Control/Noncompetition Agreement dated as of December 21, 2010 by and among the Company, the Bank and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010.

10.8.1
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and George L. Duncan incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on July 9, 2015

10.8.2
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on July 9, 2015.

10.8.3
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and John P. Clancy, Jr. incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on July 9, 2015.

10.9.1
Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the Company’s Current Report on Form 8-K filed on July 20, 2005.

10.9.2
Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.40.2 to the Company’s Current Report on Form 8-K filed on July 20, 2005.

10.10
Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended September 30, 2006.

10.11	Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended on May 1, 2012 and June 16, 2015.

10.12.1
Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2009.

10.12.2
Specimen Restricted Stock Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 6, 2009.

10.12.3
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010.

10.13.1
Form of Restricted Stock Agreement dated as of March 19, 2013 under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, John P. Clancy, Richard W. Main, James A. Marcotte, and Stephen J. Irish incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2013.

10.13.2
Form of Nonqualified Stock Option Agreement dated as of March 19, 2013 under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, John P. Clancy, Richard W. Main, James A. Marcotte, and Stephen J. Irish incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2013.

10.14.1
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2013.

10.14.2
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

10.15.1	Enterprise Bank 2014 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on March 21, 2014.

10.15.2	Enterprise Bank 2015 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2015.

10.16
Enterprise Bancorp, Inc. Dividend Reinvestment and Direct Stock Purchase Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-197504), filed on August 8, 2014, appearing under the heading “The Plan.”

10.17	Form of Subordinated Note Purchase Agreement dated January 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a—14(a).

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a—14(a).

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a—14(b).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 were formatted in XBRL (eXtensible Business Reporting Language):

(i)    Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014,
(ii)    Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and
(vi)    Notes to Consolidated Financial Statements.

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

ENTERPRISE BANCORP, INC.
March 15, 2016	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 15, 2016
George L. Duncan

/s/ Gino J. Baroni	Director	March 15, 2016
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 15, 2016
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 15, 2016
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 15, 2016
James F. Conway, III

/s/ Carole A. Cowan	Director	March 15, 2016
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 15, 2016
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 15, 2016
John T. Grady, Jr.

/s/ Eric W. Hanson	Director	March 15, 2016
Eric W. Hanson

/s/ Mary Jane King	Director	March 15, 2016
Mary Jane King

/s/ John A. Koutsos	Director	March 15, 2016
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 15, 2016
Joseph C. Lerner

/s/ Richard W. Main	Director, President	March 15, 2016
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 15, 2016
Jacqueline F. Moloney

/s/ Luis M. Pedroso	Director	March 15, 2016
Luis M. Pedroso

/s/ Michael T. Putziger	Director	March 15, 2016
Michael T. Putziger

/s/ Carol L. Reid	Director	March 15, 2016
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 15, 2016
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 15, 2016
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 15, 2016
Michael K. Sullivan