Form 10-Q
period 2016-03-31
ENTERPRISE BANCORP INC /MA/
filed 2016-05-06
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 10,474,757 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$34,018	$32,318
Interest-earning deposits	24,912	19,177
Total cash and cash equivalents	58,930	51,495
Investment securities at fair value	304,946	300,358
Federal Home Loan Bank stock	2,793	3,050
Loans held for sale	770	1,709
Loans, less allowance for loan losses of $29,910 at March 31, 2016 and $29,008 at December 31, 2015	1,834,782	1,830,954
Premises and equipment, net	31,984	30,553
Accrued interest receivable	8,393	7,790
Deferred income taxes, net	12,962	14,111
Bank-owned life insurance	28,209	28,018
Prepaid income taxes	—	57
Prepaid expenses and other assets	15,207	11,780
Goodwill	5,656	5,656
Total assets	$2,304,632	$2,285,531
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,087,737	$2,018,148
Borrowed funds	671	53,671
Subordinated debt	14,825	14,822
Accrued expenses and other liabilities	13,497	18,287
Income taxes payable	1,551	—
Accrued interest payable	266	276
Total liabilities	$2,118,547	$2,105,204
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,473,738 shares issued and outstanding at March 31, 2016 (including 155,421 shares of unvested participating restricted awards), 10,377,787 shares issued and outstanding at December 31, 2015 (including 144,717 shares of unvested participating restricted awards)	105	104
Additional paid-in-capital	61,927	61,008
Retained earnings	119,904	116,941
Accumulated other comprehensive income	4,149	2,274
Total stockholders' equity	$186,085	$180,327
Total liabilities and stockholders' equity	$2,304,632	$2,285,531

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest and dividend income:
Loans and loans held for sale	$20,881	$18,582
Investment securities	1,540	1,225
Other interest-earning assets	44	32
Total interest and dividend income	22,465	19,839
Interest expense:
Deposits	1,088	992
Borrowed funds	63	21
Subordinated debt	231	372
Total interest expense	1,382	1,385
Net interest income	21,083	18,454
Provision for loan losses	850	625
Net interest income after provision for loan losses	20,233	17,829
Non-interest income:
Investment advisory fees	1,104	1,177
Deposit and interchange fees	1,242	1,154
Income on bank-owned life insurance, net	191	100
Net gains on sales of investment securities	2	900
Gains on sales of loans	89	156
Other income	578	538
Total non-interest income	3,206	4,025
Non-interest expense:
Salaries and employee benefits	10,485	9,581
Occupancy and equipment expenses	1,813	1,960
Technology and telecommunications expenses	1,423	1,417
Advertising and public relations expenses	679	730
Audit, legal and other professional fees	488	359
Deposit insurance premiums	326	293
Supplies and postage expenses	229	258
Investment advisory and custodial expenses	89	46
Other operating expenses	1,337	1,566
Total non-interest expense	16,869	16,210
Income before income taxes	6,570	5,644
Provision for income taxes	2,257	2,024
Net income	$4,313	$3,620

Basic earnings per share	$0.41	$0.35
Diluted earnings per share	$0.41	$0.35

Basic weighted average common shares outstanding	10,405,112	10,243,044
Diluted weighted average common shares outstanding	10,471,784	10,310,474

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Net income	$4,313	$3,620
Other comprehensive income, net of taxes:
Gross change in unrealized holding gains on investments arising during the period	3,026	2,107
Income tax expense	(1,150)	(724)
Net unrealized holding gains, net of tax	1,876	1,383
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	2	900
Income tax expense	(1)	(314)
Reclassification adjustment for gains realized, net of tax	1	586

Total other comprehensive income	1,875	797
Comprehensive income	$6,188	$4,417

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2015	$104	$61,008	$116,941	$2,274	$180,327
Net income			4,313		4,313
Other comprehensive income, net				1,875	1,875
Common stock dividend paid ($0.13 per share)			(1,350)		(1,350)
Common stock issued under dividend reinvestment plan	—	336			336
Common stock issued other	—	16			16
Stock-based compensation, net	1	422			423
Stock options exercised, net	—	145			145
Balance at March 31, 2016	$105	$61,927	$119,904	$4,149	$186,085

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,313	$3,620
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	850	625
Depreciation and amortization	1,425	1,389
Stock-based compensation expense	443	488
Mortgage loans originated for sale	(3,273)	(6,729)
Proceeds from mortgage loans sold	4,301	8,131
Net gains on sales of loans	(89)	(156)
Net gains on sales of OREO	—	(154)
Net gains on sales of investments	(2)	(900)
Income on bank-owned life insurance, net	(191)	(100)
Changes in:
Accrued interest receivable	(603)	(268)
Prepaid expenses and other assets	(3,580)	6,807
Deferred income taxes	—	74
Accrued expenses and other liabilities	(662)	(228)
Subordinated debt issuance costs	3	(190)
Accrued interest payable	(10)	(282)
Net cash provided by operating activities	2,925	12,127
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	306	10,151
Net proceeds (purchases) from FHLB capital stock	257	(882)
Proceeds from maturities, calls and pay-downs of investment securities	4,785	6,443
Purchase of investment securities	(9,210)	(9,877)
Net increase in loans	(4,678)	(9,459)
Additions to premises and equipment, net	(3,006)	(786)
Proceeds from OREO sales and payments	—	901
Proceeds from bank-owned life insurance	405	—
Net cash used in investing activities	(11,141)	(3,509)
Cash flows from financing activities:
Net increase in deposits	69,589	96,748
Net decrease in borrowed funds	(53,000)	(58,000)
Repayment of subordinated debt	—	(10,825)
Proceeds from issuance of subordinated debt	—	15,000
Cash dividends paid	(1,350)	(1,279)
Proceeds from issuance of common stock	352	368
Exercise of stock options, net of repurchases for tax withholdings and tax benefit on stock options and restricted stock	60	384
Net cash provided by financing activities	15,651	42,396

Net increase in cash and cash equivalents	7,435	51,014
Cash and cash equivalents at beginning of period	51,495	40,146
Cash and cash equivalents at end of period	$58,930	$91,160

Supplemental financial data:
Cash Paid For: Interest	$1,392	$1,667
Cash Paid For: Income Taxes	636	587

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	100	2,237
 See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2015 audited consolidated financial statements and notes thereto contained in the 2015 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company" or "Enterprise"), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2016.  The Company has not changed its accounting policies from those disclosed in its 2015 Annual Report on Form 10-K.

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

Prior to the end of March 2015, pursuant to the Accounting Standards Codification ("ASC") Topic 810 "Consolidation of Variable Interest Entities," issued by the Financial Accounting Standards Board ("FASB"), the Company carried Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, were excluded from the Company's consolidated financial statements. In March 2015, the Company redeemed in full the Junior Subordinated Debentures, which in turn allowed the Trust to redeem in full the trust preferred securities. The Company also dissolved the Trust in April 2015. See Note 6, "Borrowed Funds and Subordinated Debt," below for further information on the Company's subordinated debt.

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

As discussed in the Company's 2015 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1,"Summary of Significant Accounting Policies," to the Company's consolidated financial statements included in the Company's 2015 Annual Report on Form 10-K for significant accounting policies. The Company has not changed its significant accounting policies from those disclosed in its 2015 Annual Report filed on Form 10-K.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2016.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2012 through 2015 tax years.

(f) Subsequent Events

Although the Company believes its current capital is adequate to support ongoing operations, on April 21, 2016, the Company commenced a subscription rights offering to the Company’s stockholders, together with a supplemental community offering, with the intention of raising up to $10 million in gross proceeds. The Company has the ability to accept oversubscription requests in the rights offering and/or to facilitate sales of shares to new investors in the community offering resulting in gross proceeds of up to $12 million. All shares sold in the offerings will be sold at a per share price of $21.50. Subject to early termination or extension at the sole discretion of the Company, the rights offering is scheduled to expire on May 27, 2016 and the supplemental community offering is scheduled to expire on June 10, 2016. The Company intends to use the net proceeds from the offerings to support future asset growth and for various corporate purposes. The Company is using its existing shelf registration statement in connection with the offerings.

(g) Recent Accounting Pronouncements

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

In January 2015, the FASB issued Accounting Standards Update (ASU) 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU will align more closely GAAP income statement presentation guidance with International Audit Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have an impact on the Company's financial statements.

For information regarding recent accounting pronouncements not yet adopted by the Company, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Recent Accounting Pronouncements Not Yet Adopted."

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$78,640	$1,097	$19	$79,718
Residential federal agency MBS (1)	72,069	844	184	72,729
Commercial federal agency MBS(1)	27,499	286	—	27,785
Municipal securities	97,040	2,928	43	99,925
Corporate bonds	10,284	128	29	10,383
Certificates of deposits (2)	1,943	17	—	1,960
Total fixed income securities	287,475	5,300	275	292,500
Equity investments	10,969	1,879	402	12,446
Total available-for-sale securities, at fair value	$298,444	$7,179	$677	$304,946

	December 31, 2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$78,626	$352	$153	$78,825
Residential federal agency MBS(1)	75,105	406	648	74,863
Commercial federal agency MBS(1)	23,908	—	363	23,545
Municipal securities	96,189	2,357	35	98,511
Corporate bonds	10,257	44	95	10,206
Certificates of deposits(2)	2,753	—	2	2,751
Total fixed income securities	286,838	3,159	1,296	288,701
Equity investments	10,043	1,966	352	11,657
Total available-for-sale securities, at fair value	$296,881	$5,125	$1,648	$300,358

__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.

(2)	Certificates of deposits ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMOs”) totaling $20.0 million and $20.8 million at March 31, 2016 and December 31, 2015 respectively. All of the commercial MBS investments held by the Company were CMOs.

At March 31, 2016, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio (approximately 16%) invested in individual common stock of entities in the financial services industry.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the three months ended March 31, 2016 and 2015, the Company did not record any fair value impairment charges on its investments. As of March 31, 2016, there were a total of 36 investments (fixed income and equity, excluding CDs), with a fair market value of $28.6 million, in an unrealized loss position totaling $677 thousand, including 9 investments in an unrealized loss position totaling $194 thousand that have been temporarily impaired for 12 months or longer. Management attributes these unrealized losses to increases in market yields compared to the yields at the time the investments were purchased by the Company and the impact of market value fluctuations on the equity portion of our portfolio. Management does not consider these investments to be other-than-temporarily impaired at March 31, 2016, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At March 31, 2016, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

As noted in the table above, a small portion of the fixed income portfolio is also invested in short-term CDs purchased on the open market; none of which were in an unrealized loss position at March 31, 2016.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The contractual maturity distribution at March 31, 2016 of total fixed income investments was as follows:

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$7,035	0.91%	$62,054	1.59%	$9,551	2.22%	$—	—%
Residential federal agency MBS	—	—%	3,101	3.17%	1,242	1.91%	67,726	2.13%
Commercial federal agency MBS	—	—%	—	—%	27,499	2.26%	—	—%
Municipal securities	6,233	2.31%	25,813	3.58%	33,612	3.65%	31,382	3.85%
Corporate bonds	528	1.33%	5,175	2.15%	4,581	2.94%	—	—%
CDs	993	0.34%	950	2.13%	—	—%	—	—%
Total fixed income securities	$14,789	1.48%	$97,093	2.21%	$76,485	2.90%	$99,108	2.67%

At fair value:
Total fixed income securities	$14,841		$98,726		$78,292		$100,641

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities and corporate bonds totaling $49.4 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $290.5 million at March 31, 2016.

See Note 11, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial real estate	$936,907	$936,921
Commercial and industrial	456,436	458,553
Commercial construction	207,214	202,993
Total commercial loans	1,600,557	1,598,467
Residential mortgages	170,585	169,188
Home equity loans and lines	84,665	83,373
Consumer	10,539	10,747
Total retail loans	265,789	263,308

Gross loans	1,866,346	1,861,775
Deferred loan origination fees, net	(1,654)	(1,813)
Total loans	1,864,692	1,859,962
Allowance for loan losses	(29,910)	(29,008)
Net loans	$1,834,782	$1,830,954

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

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  Construction lenders work to cultivate long-term relationships with established commercial developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies.  Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years.

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

participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company's financial statements.  Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is a participating institution amounted to $59.6 million at March 31, 2016 and $62.3 million at December 31, 2015.

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

Loans serviced for others

At March 31, 2016 and December 31, 2015, the Company was servicing residential mortgage loans owned by investors amounting to $18.2 million and $18.5 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $53.1 million and $52.7 million at March 31, 2016 and December 31, 2015, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial real estate	$277,056	$281,802
Residential mortgages	122,744	118,855
Home equity	13,349	13,972
Total loans pledged to FHLB	$413,149	$414,629

(4)	Allowance for Loan Losses

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

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in the geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economies, among other factors.

Allowance for probable loan losses methodology

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses.  The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired, and general reserves for larger groups of homogeneous loans, which are collectively evaluated relying on a combination of qualitative and quantitative factors that may affect credit quality of the pool.

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2015 Annual Report on Form 10-K.  Refer to heading "Allowance for probable loan losses methodology" contained in Note 4 "Allowance For Loan Losses," to the Company's consolidated financial statements contained in the 2015 Annual Report on Form 10-K for further discussion of management's methodology used to estimate the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of March 31, 2016 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$9,926	$926,981	$936,907
Commercial and industrial	7,853	448,583	456,436
Commercial construction	2,989	204,225	207,214
Residential	307	170,278	170,585
Home equity	309	84,356	84,665
Consumer	21	10,518	10,539
Deferred Fees	—	(1,654)	(1,654)
Total loans	$21,405	$1,843,287	$1,864,692

The balances of loans as of December 31, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$12,287	$924,634	$936,921
Commercial and industrial	7,810	450,743	458,553
Commercial construction	3,032	199,961	202,993
Residential	366	168,822	169,188
Home equity	169	83,204	83,373
Consumer	24	10,723	10,747
Deferred Fees	—	(1,813)	(1,813)
Total loans	$23,688	$1,836,274	$1,859,962

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

Adversely classified loans

The Company's loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk, to the regulatory problem-asset classifications of "criticized," for loans that may need additional monitoring, and the more severe adverse classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations.

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

	March 31, 2016
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,586	$—	$—	$925,321	$936,907
Commercial and industrial	9,100	42	3	447,291	456,436
Commercial construction	1,734	—	—	205,480	207,214
Residential	1,213	—	—	169,372	170,585
Home equity	644	—	—	84,021	84,665
Consumer	37	11	—	10,491	10,539
Total gross loans	$24,314	$53	$3	$1,841,976	$1,866,346

	December 31, 2015
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$12,487	$—	$—	$924,434	$936,921
Commercial and industrial	8,670	—	3	449,880	458,553
Commercial construction	1,776	—	—	201,217	202,993
Residential	1,278	—	—	167,910	169,188
Home equity	503	—	5	82,865	83,373
Consumer	38	11	—	10,698	10,747
Total gross loans	$24,752	$11	$8	$1,837,004	$1,861,775

Total adversely classified loans amounted to 1.31% of total loans at March 31, 2016, as compared to 1.33% at December 31, 2015. At March 31, 2016, as compared to December 31, 2015, adversely classified balances decreased, due primarily to several larger commercial loan payoffs and principal payments, partially offset by additional credit downgrades during the period.

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

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at March 31, 2016
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$4,665	$398	$6,188	$11,251	$925,656	$936,907
Commercial and industrial	833	238	4,106	5,177	451,259	456,436
Commercial construction	175	—	213	388	206,826	207,214
Residential	—	553	307	860	169,725	170,585
Home equity	—	—	424	424	84,241	84,665
Consumer	7	19	26	52	10,487	10,539
Total gross loans	$5,680	$1,208	$11,264	$18,152	$1,848,194	$1,866,346

Balance at December 31, 2015
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,124	$1,140	$8,506	$10,770	$926,151	$936,921
Commercial and industrial	1,218	691	4,323	6,232	452,321	458,553
Commercial construction	581	—	335	916	202,077	202,993
Residential	250	180	366	796	168,392	169,188
Home equity	622	—	288	910	82,463	83,373
Consumer	35	10	27	72	10,675	10,747
Total gross loans	$3,830	$2,021	$13,845	$19,696	$1,842,079	$1,861,775

At March 31, 2016 and March 31, 2015, all loans 90 days or more past due were carried as non-accrual. Non-accrual loans which were not adversely classified amounted to $337 thousand at March 31, 2016 and $402 thousand at December 31, 2015. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.60% at March 31, 2016, 0.74% at December 31, 2015, and 1.07% at March 31, 2015. Non-accrual loan balances decreased due primarily to several larger commercial loan payoffs and principal payments, partially offset by additional loans added to non-accrual status during the period. The increase in loans 30 - 59 days past due occurred within the commercial real estate portfolio at March 31, 2016, with the majority of these loans having subsequent payments made by mid-April.

The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At March 31, 2016, there were no additional funding commitments for loans on non-accrual status.

Impaired loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring (or "TDR," see below).  Impaired loans

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

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated probable credit loss.  Refer to heading "Allowance for probable loan losses methodology" contained in Note 4 "Allowance For Loan Losses," to the Company's consolidated financial statements contained in the 2015 Annual Report on Form 10-K for further discussion of management's methodology used to estimate specific reserves for impaired loans.

The carrying value of impaired loans amounted to $21.4 million and $23.7 million at March 31, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $10.3 million and $10.1 million at March 31, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $11.1 million and $13.6 million as of March 31, 2016 and December 31, 2015, respectively.   The decrease was due primarily to the several larger commercial loan payoffs and principal payments discussed above. However, in the current period, the credit ratings of three larger commercial relationships were downgraded to criticized or adverse risk-ratings, based on a review of their individual business circumstances, including one commercial and industrial loan designated as impaired requiring additional specific reserves as of March 31, 2016.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

Balance at March 31, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$11,810	$9,926	$9,165	$761	$179
Commercial and industrial	9,932	7,853	4,615	3,238	1,420
Commercial construction	3,024	2,989	1,552	1,437	488
Residential	395	307	307	—	—
Home equity	450	309	309	—	—
Consumer	23	21	—	21	21
Total	$25,634	$21,405	$15,948	$5,457	$2,108

Balance at December 31, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$14,903	$12,287	$11,734	$553	$186
Commercial and industrial	9,816	7,810	5,253	2,557	1,078
Commercial construction	3,147	3,032	1,583	1,449	499
Residential	453	366	366	—	—
Home equity	308	169	164	5	5
Consumer	25	24	—	24	24
Total	$28,652	$23,688	$19,100	$4,588	$1,792

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$9,668	$43	$15,479	$45
Commercial and industrial	8,424	26	11,256	34
Commercial construction	2,975	37	2,624	26
Residential	308	—	459	—
Home equity	246	(2)	179	1
Consumer	22	—	49	—
Total	$21,643	$104	$30,046	$106

At March 31, 2016, additional funding commitments for impaired loans totaled $469 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated probable credit loss.

Total TDR loans, included in the impaired loan balances above, as of March 31, 2016 and December 31, 2015, were $15.6 million and $17.1 million, respectively. TDR loans on accrual status amounted to $10.3 million and $10.1 million at March 31, 2016 and December 31, 2015, respectively. TDR loans included in non-performing loans amounted to $5.3 million and $7.1 million at March 31, 2016 and December 31, 2015, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

At March 31, 2016, additional funding commitments for TDR loans totaled $469 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present certain information regarding loan modifications classified as troubled debt restructures.

Loans modified as troubled debt restructurings during the three months ended March 31, 2016 are detailed below.

Three months ended March 31, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	264	264
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$264	$264

There were no loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the three months ended March 31, 2016.

There were no subsequent charge-offs associated with the TDRs noted in the table above during the three months ended months ended March 31, 2016. At March 31, 2016, there were no specific reserves allocated to the TDRs entered into during the 2016 period as management considered it likely that the unreserved principal will ultimately be collected. The TDR noted in the table above was on accrual status pre and post modification.

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

There were no loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the period.

At March 31, 2015, there were specific reserves of $61 thousand allocated to the TDRs entered into during the 2015 period as management considered it likely that the unreserved principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the three months ended months ended amounted to $1 thousand.

There were no subsequent charge-offs associated with the TDRs noted in the table above during the three months ended March 31, 2015.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Other real estate owned ("OREO")

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis. The estimated fair value is based on market appraisals and the Company's internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value, are charged to non-interest expense.

The Company carried no OREO at both March 31, 2016 and December 31, 2015. There were no sales on OREO during the three months ended March 31, 2016; there were also no additions to OREO, or subsequent impairment write-downs during the period. During the three months ended March 31, 2015, the Company recorded $154 thousand of net gains on OREO sales; however there were no subsequent write downs of OREO during that period.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $29.9 million at March 31, 2016, compared to $29.0 million at December 31, 2015, and $27.8 million at March 31, 2015. For the three months ended March 31, 2016 and March 31, 2015, the provision for loan losses amounted to $850 thousand and $625 thousand, respectively. The increase in the provision for the three months ended March 31, 2016 was due primarily to additional reserves allocated to criticized and adversely classified commercial loans.

In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the three months ended March 31, 2016 was $4.7 million compared to $9.5 million during the three months ended March 31, 2015. Total non-performing loans as a percentage of total loans declined to 0.60% at March 31, 2016, compared to 1.07% at March 31, 2015. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.1 million at March 31, 2016, compared to $2.7 million at March 31, 2015. The balance of the allowance for loan losses allocated to non-impaired classified loans amounted to $2.2 million at March 31, 2016, compared to $1.6 million at March 31, 2015. The Company recorded net recoveries of $52 thousand for the three months ended March 31, 2016, compared to net recoveries of $57 thousand for the three months ended March 31, 2015.

The allowance for loan losses to total loans ratio was 1.60% at March 31, 2016, 1.56% at December 31, 2015 and 1.65% at March 31, 2015. The decline in the allowance ratio reflects the generally improving credit quality of the loan portfolio due, in part, to improved economic conditions. However, in the current period, the credit ratings of three larger commercial relationships were downgraded to "criticized" or "adverse" risk-ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period which increased the allowance to total loan ratio compared to December 31, 2015.

Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2016.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the three months ended months ended March 31, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2015	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	294	463	64	16	6	7	850
Recoveries	19	129	—	—	—	2	150
Less: Charge offs	—	72	5	—	5	16	98
Ending Balance at March 31, 2016	$13,827	$10,278	$3,964	$1,077	$541	$223	$29,910
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$179	$1,420	$488	$—	$—	$21	$2,108
Allotted to loans collectively evaluated for impairment	$13,648	$8,858	$3,476	$1,077	$541	$202	$27,802

Changes in the allowance for loan losses by segment for the three months ended months ended March 31, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2014	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	78	530	11	(29)	7	28	625
Recoveries	5	84	13	—	—	8	110
Less: Charge offs	—	17	—	—	—	36	53
Ending Balance at March 31, 2015	$12,747	$9,842	$3,408	$960	$615	$231	$27,803
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$165	$1,951	$528	$—	$22	$49	$2,715
Allotted to loans collectively evaluated for impairment	$12,582	$7,891	$2,880	$960	$593	$182	$25,088

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Non-interest bearing demand deposits	$599,282	$570,589
Interest bearing checking	313,314	313,674
Savings	179,127	167,304
Money market	735,492	692,114
Certificates of deposit $250,000 or less	127,925	129,993
Certificates of deposit more than $250,000	43,309	37,704
Total non-brokered deposits (1)	1,998,449	1,911,378

Brokered deposits (2)	89,288	106,770
Total deposits	$2,087,737	$2,018,148

(1)
Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

(2)	Primarily brokered CDs $250,000 and under.

(6)	Borrowed Funds and Subordinated Debt

Borrowed funds amounted to $671 thousand at March 31, 2016, compared to $53.7 million at December 31, 2015. At March 31, 2016 borrowed funds consisted of FHLB borrowings only. At December 31, 2015 the borrowed funds balance was comprised of FHLB borrowings of $40.7 million and Other borrowings, which represented an overnight borrowing with a correspondent bank, totaling $13.0 million.

The Company also carried subordinated debt of $14.8 million at both March 31, 2016 and December 31, 2015.

The subordinated debt carried at both March 31, 2016 and December 31, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original note issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

Prior to the end of March 2015, the Company had subordinated debt consisting of Junior Subordinated Debt Securities (the "Debt"). In March 2000, Enterprise (MA) Capital Trust I (the "Trust"), a subsidiary of Enterprise Bancorp, issued $10.5 million of 10.88% trust preferred securities that were to mature in 2030 and were callable at a premium. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company's $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company's 10.88% Debt that was to mature in 2030 and was callable.

In March 2015, the Company redeemed the Debt in full using proceeds from the $15.0 million in Notes issued in January 2015, which in turn allowed the Trust to redeem in full the trust preferred securities.

(7)	Derivatives and Hedging Activities

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

rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At March 31, 2016 and 2015, the estimated fair values of these derivative instruments were considered to be immaterial.

The Company may use interest-rate swap agreements as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2016 and 2015.

Beginning in the fourth quarter of 2015, the Company implemented a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with a counterparty. The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to fixed-rate loan payment.

Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting inverse relationship, are recognized directly in earnings. The Company had two interest-rate swaps at both March 31, 2016 and December 31, 2015 with an aggregate notional amount of $10.1 million at the end of both periods.

Asset derivatives and liability derivatives are included in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of March 31, 2016		As of December 31, 2015
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Back-to-Back Swaps	$225	$225	$16	$16

There was no gain or loss recognized in income on derivatives during the three months ended March 31, 2016.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties at March 31, 2016. The Company did not have any credit risk exposure for derivative financial instruments at March 31, 2016.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. See the table below for amounts held at each period presented. The table below also presents the offsetting of derivatives and amounts subject to master netting agreements not offset in the consolidated balance sheet at the dates indicated.

	March 31, 2016
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$225	—	$225	—	—	$225

Liability Derivatives
Back-to-Back Swaps	$225	—	$225	—	240	$(15)

	December 31, 2015
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$16	—	$16	—	—	$16

Liability Derivatives
Back-to-Back Swaps	$16	—	$16	—	—	$16

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

(8)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation agreements with two of its current executive officers and one former executive officer. These agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined "benefit age." The individuals covered under the SERP have reached the defined benefit age and are receiving payments under the plan. Additionally, the Company has not recognized service costs in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

Total net periodic benefit costs, comprised of interest costs only, were $31 thousand for both the three months ended March 31, 2016 and March 31, 2015.

Benefits paid amounted to $69 thousand for both the three months ended March 31, 2016 and March 31, 2015. The Company anticipates accruing an additional $93 thousand to the plan during the remainder of 2016.

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

The total net periodic benefit costs, which were comprised primarily of interest costs, amounted to $19 thousand for the three months ended March 31, 2016, compared to $18 thousand for the three months ended March 31, 2015.

(9)	Stock-Based Compensation

The Company currently has three individual stock incentive plans: the 2003 plan as amended in 2009, the 2009 plan as amended in 2015 and the 2016 plan. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of March 31, 2016, 107,992 shares remain available for future grants under the 2009 plan. The 2016 plan which was approved by our stockholders at the May 2016 annual meeting, with essentially the same terms as the 2003 and 2009 plans, has 350,000 shares available for future grants. The 2003 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

The Company's stock-based compensation expense includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors included in other operating expenses.  Total stock-based compensation expense was $443 thousand for the three months ended March 31, 2016, compared to $488 thousand for the three months ended March 31, 2015.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $79 thousand for the three months ended March 31, 2016, compared to $97 thousand for the three months ended March 31, 2015.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted in 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Options granted	30,613	27,115
Term in years	10	10
Average assumptions used in the fair value model:
Expected volatility	42%	47%
Expected dividend yield	3.03%	2.89%
Expected life in years	7	7
Risk-free interest rate	1.91%	1.95%
Market price on date of grant	$21.86	$21.03
Per share weighted average fair value	$7.90	$8.51
Fair value as a percentage of market value at grant date	36%	40%

Options granted during the first three months of 2016 and 2015 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 11 "Stock-Based Compensation Plans" in the Company's 2015 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $294 thousand for the three months ended March 31, 2016, compared to $309 thousand for the three months ended March 31, 2015.

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

The table below provides a summary of restricted stock awards granted in 2016 and 2015.

	Three Months Ended March 31,
Restricted Stock Awards	2016	2015
Two Year Vesting	9,060	7,276
Four Year Vesting	17,453	17,181
Performance-Based Vesting	35,071	30,262
Total Restricted Stock Awards	61,584	54,719

Weighted average grant date fair value	$21.86	$21.03

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

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. In accordance with Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, which applies to Massachusetts corporations such as the Company, eliminates the concept of “treasury stock” and provides that shares a Massachusetts company reacquires will be treated as authorized but unissued shares.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $70 thousand for the three months ended March 31, 2016, compared to $82 thousand for the three months ended March 31, 2015, and is included in other operating expenses. In January 2016, non-employee directors were issued 10,657 shares of common stock in lieu of 2015 annual cash fees of $254 thousand at a market value price of $23.86 per share, the market value of the common stock on the opt-in measurement date of January 2, 2015.

(10)	Earnings per share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	10,405,112	10,243,044
Dilutive shares	66,672	67,430
Diluted weighted average common shares outstanding	10,471,784	10,310,474

For the three months ended March 31, 2016, all options outstanding were included in the year-to-date calculation of diluted earnings per share, as they were all considered "in the money" under the treasury stock method.

(11)	Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2016	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$292,500	$—	$292,500	$—
Equity securities	12,446	12,446	—	—
FHLB stock	2,793	—	—	2,793
Interest-rate swaps	225	—	225	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,088	—	—	3,088

Liabilities measured on a recurring basis
Interest-rate swaps	225	—	225	—

	December 31, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$288,701	$—	$288,701	$—
Equity securities	11,657	11,657	—	—
FHLB stock	3,050	—	—	3,050
Interest-rate swaps	16	—	16	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,516	—	—	2,516

Liabilities measured on a recurring basis
Interest-rate swaps	16	—	16	—

The Company did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2016 or the year ended December 31, 2015.

All of the Company's fixed income investments and equity securities that are considered "available-for-sale" are carried at fair value.  The fixed income category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds and certificates of deposits, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans at March 31, 2016 amounted to $1.2 million compared to $1.4 million at December 31, 2015.

When OREO property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company's internal analysis.  Certain inputs used in appraisals or the Company's internal analysis are not always observable and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The Company carried no OREO at both March 31, 2016 and December 31, 2015. There were no sales on OREO during the three months ended March 31, 2016; there were also no additions to OREO, or subsequent impairment write-downs during the period. During the three months ended March 31, 2015, the Company recorded $154 thousand of net gains on OREO sales; however there were no subsequent write downs of OREO during that period.

The fair values for the interest-rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 7, "Derivatives and Hedging Activities," for additional information on the Company's interest-rate swaps.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at March 31, 2016 and December 31, 2015 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At March 31, 2016 and December 31, 2015, the estimated fair value of the Company's derivative instruments was considered to be immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2016

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$2,793	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$3,088	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$770	$771	$—	$771	$—
Loans, net	1,834,782	1,850,258	—	—	1,850,258
Financial liabilities:
Certificates of deposit (including brokered)	260,522	260,636	—	260,636	—
Borrowed funds	671	671	—	671	—
Subordinated debt	14,825	14,758	—	—	14,758

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,709	$1,709	$—	$1,709	$—
Loans, net	1,830,954	1,845,009	—	—	1,845,009
Financial liabilities:
Certificates of deposit (including brokered)	274,467	273,419	—	273,419	—
Borrowed funds	53,671	53,670	—	53,670	—
Subordinated debt	14,822	13,961	—	—	13,961

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on March 31, 2016 and December 31, 2015 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2016 and December 31, 2015.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2016 and December 31, 2015 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we" or "our") unaudited consolidated interim financial statements and notes thereto contained in this report and the consolidated financial statements and notes thereto contained in the Company's 2015 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward looking statement. The forward-looking statements in this report are based on information available to the Company as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made in this Form 10-Q: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased cyber-security risk and identity theft, could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) the risks and uncertainties described in the documents that the Company files or furnishes to the Securities and Exchange Commission (the "SEC"), including in Item 1A of the Company's 2015 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended March 31, 2016 amounted to $4.3 million, an increase of $693 thousand, or 19%, compared to the three months ended March 31, 2015. Diluted earnings per share were $0.41 for the three months ended March 31, 2016, an increase of 17% compared to the three months ended March 31, 2015.

The increase in our 2016 first quarter earnings compared to 2015 was largely driven by our growth over the last twelve months. Loans and deposits, excluding brokered deposits, increased $182.6 million, or 11%, and $252.5 million, or 14%, respectively, as compared to March 31, 2015. Additionally, as part of our continued organic growth, our 23rd branch, on route 101A, in Nashua, NH is scheduled to open in the second quarter of 2016. Strategically, our focus remains on organic growth and continually planning for and investing in our future.

Composition of Earnings

The Company’s growth contributed to increases in net interest income and non-interest expenses. This growth and other items impacting the Company’s net income are discussed further below.

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

Net interest income for the three months ended March 31, 2016 amounted to $21.1 million, an increase of $2.6 million, or 14%, compared to the three months ended March 31, 2015. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $181.0 million for the three months ended March 31, 2016 compared to the same 2015 period average. Margin was 4.02% for the three months ended March 31, 2016, compared to 3.97% and 3.95% for the three months ended December 31, 2015 and March 31, 2015, respectively.

For the three months ended March 31, 2016 and March 31, 2015, the provision for loan losses amounted to $850 thousand and $625 thousand, respectively. The increase in the provision for the three months ended March 31, 2016 was due primarily to additional reserves allocated to criticized and adversely classified commercial loans.
In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the three months ended March 31, 2016 was $4.7 million compared to $9.5 million during the three months ended March 31, 2015. Total non-performing loans as a percentage of total loans declined to 0.60% at March 31, 2016, compared to 1.07% at March 31, 2015. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.1 million at March 31, 2016, compared to $2.7 million at March 31, 2015. The balance of the allowance for loan losses allocated to non-impaired classified loans amounted to $2.2 million at March 31, 2016, compared to $1.6 million at March 31, 2015. The Company recorded net recoveries of $52 thousand for the three months ended March 31, 2016, compared to net recoveries of $57 thousand for the three months ended March 31, 2015.
The allowance for loan losses to total loans ratio was 1.60% at March 31, 2016, 1.56% at December 31, 2015 and 1.65% at March 31, 2015. The decline in the allowance ratio reflects the generally improving credit quality of the loan portfolio, in part, due to improved economic conditions. However, in the current period the credit ratings of three larger commercial relationships were downgraded, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period which increased the allowance to total loan ratio compared to December 31, 2015.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended March 31, 2016 amounted to $3.2 million, a decrease of $819 thousand, or 20%, compared to the three months ended March 31, 2015 due primarily to a decrease in net gains on the sales of investment securities. Included in other income for the three months ended March 31, 2015 was the net loss on the Company’s Capital

Trust subsidiary due to the write-off of debt issuance costs related to the redemption of Trust Preferred Securities (Subordinated Debt), partially offset by gains on the sales of other real estate owned.

For the three months ended March 31, 2016, non-interest expense amounted to $16.9 million, an increase of $659 thousand, or 4%, over the three months ended March 31, 2015. Increases in expenses over the prior year primarily related to increases in salaries and benefits due to the Company’s strategic growth and market expansion initiatives. Non-interest expense for three months ended March 31, 2015 was also impacted by prepayment fees associated with the redemption of the Trust Preferred Securities mentioned above, included in other expenses.

Sources and Uses of Funds

The Company's primary sources of funds are customer and brokered deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize overnight borrowings from correspondent banks to provide additional funding sources and to aid in the Company's asset liability and interest rate risk positioning. Additionally, funding for the Company may be generated through the issuance of debt securities or equity transactions, including the dividend reinvestment and direct stock purchase plan, exercise of stock options, and occasionally the sale of new stock. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $304.9 million at March 31, 2016, and comprised 13% of total assets at both March 31, 2016 and December 31, 2015.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial loans.  Total loans increased $4.7 million, since December 31, 2015 and amounted to $1.86 billion at March 31, 2016, comprising 81% of total assets at both March 31, 2016 and December 31, 2015. Total commercial loans amounted to $1.60 billion, or 86% of gross loans, at March 31, 2016, which was consistent with the composition at December 31, 2015.

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

At March 31, 2016, total deposits, excluding brokered deposits, amounted to $2.00 billion, an increase of $87.1 million, or 5%, from December 31, 2015 balances. Non-brokered deposit growth since December 31, 2015 occurred in all deposit categories with the largest growth noted in money markets.

Wholesale funding amounted to $90.0 million at March 31, 2016, compared to $160.4 million at December 31, 2015, a decrease of $70.5 million, or 44%. Wholesale funding included FHLB advances of $671 thousand and $40.7 million at March 31, 2016 and December 31, 2015, respectively, and brokered deposits of $89.3 million and $106.8 million at March 31, 2016 and December 31, 2015, respectively. At December 31, 2015, the Company also had an overnight borrowing of $13.0 million with a correspondent bank, which was included in Other borrowings. Overnight borrowing balances have declined since year end as deposits have grown.

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

In addition, a sustained low interest rate environment could negatively impact the Company's net interest income and results of operations. Interest rate risk is reviewed in more detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading "Liquidity."

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2016, see the section entitled "Capital Resources" contained in this Item 2 below. At March 31, 2016, both the Company and the Bank were categorized as "well capitalized;" however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

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

This Opportunities and Risks discussion should be read in conjunction with Item 1A "Risk Factors," and the section titled "Opportunities and Risk" contained in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company's 2015 Annual Report on Form 10-K, which address numerous other factors and details that could adversely affect the Company's business, reputation, its future results of operations and financial condition.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2015 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2015 Annual Report on Form 10-K.

Financial Condition

Total assets increased $19.1 million, or 1%, since December 31, 2015, to $2.30 billion at March 31, 2016.  The balance sheet composition and changes since December 31, 2015 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 3% of total assets at March 31, 2016, compared to 2% at December 31, 2015. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At March 31, 2016, the carrying value of the investment portfolio amounted to $304.9 million, an increase of $4.6 million, or 2%, since December 31, 2015.

The following table summarizes investments at the dates indicated:

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$79,718	26.2%	$78,825	26.3%	$60,447	25.2%
Residential federal agency MBS(1)	72,729	23.8%	74,863	24.9%	86,040	35.8%
Commercial federal agency MBS(1)	27,785	9.1%	23,545	7.8%	—	—%
Municipal securities	99,925	32.8%	98,511	32.8%	74,583	31.1%
Corporate bonds	10,383	3.4%	10,206	3.4%	8,194	3.4%
Certificates of deposits(2)	1,960	0.6%	2,751	0.9%	—	—%
Total fixed income securities	292,500	95.9%	288,701	96.1%	229,264	95.5%
Equity investments	12,446	4.1%	11,657	3.9%	10,804	4.5%
Total available-for-sale investments at fair value	$304,946	100.0%	$300,358	100.0%	$240,068	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.

(2)	Certificates of deposits ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMOs”) totaling $20.0 million and $20.8 million at March 31, 2016 and December 31, 2015 respectively. All of the commercial MBS investments held by the Company were CMOs.

During the three months ended March 31, 2016, the Company purchased $7.0 million in securities and had principal pay downs, calls and maturities totaling $4.8 million. In addition, management sold a security with an amortized cost of approximately $304 thousand realizing net gains on sales of $2 thousand during the three months ended March 31, 2016.

Net unrealized gains on the investment portfolio amounted to $6.5 million at March 31, 2016 compared to $3.5 million and $7.0 million at December 31, 2015 and March 31, 2015, respectively. The Company attributes the increase in net unrealized gains in the current period primarily to the impact of decreases in current market yields. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.

See also Note 2, "Investment Securities," and Note 11, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $2.8 million for the period ended March 31, 2016, $3.1 million at December 31, 2015 and $4.2 million at March 31, 2015.

See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 81% of total assets at both March 31, 2016 and December 31, 2015.  Total loans increased $4.7 million, compared to December 31, 2015, and $182.6 million, or 11%, since March 31, 2015.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$936,907	50.2%	$936,921	50.3%	$860,765	51.1%
Commercial and industrial	456,436	24.5%	458,553	24.7%	413,183	24.5%
Commercial construction	207,214	11.1%	202,993	10.9%	169,264	10.1%
Total commercial loans	1,600,557	85.8%	1,598,467	85.9%	1,443,212	85.7%
Residential mortgages	170,585	9.1%	169,188	9.1%	148,909	8.8%
Home equity loans and lines	84,665	4.5%	83,373	4.4%	81,852	4.9%
Consumer	10,539	0.6%	10,747	0.6%	9,855	0.6%
Total retail loans	265,789	14.2%	263,308	14.1%	240,616	14.3%

Gross loans	1,866,346	100.0%	1,861,775	100.0%	1,683,828	100.0%
Deferred fees, net	(1,654)		(1,813)		(1,708)
Total loans	1,864,692		1,859,962		1,682,120
Allowance for loan losses	(29,910)		(29,008)		(27,803)
Net loans	$1,834,782		$1,830,954		$1,654,317

As of March 31, 2016, commercial real estate loans are relatively flat compared to December 31, 2015, and increased 9% compared to March 31, 2015.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties.

Commercial and industrial loans are relatively flat compared to December 31, 2015, and increased 10% as compared to March 31, 2015.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans increased by $4.2 million, or 2%, since December 31, 2015, and increased 22% as compared to March 31, 2015. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $2.5 million, or 1%, since December 31, 2015, and have increased by 10% since March 31, 2015.  The increase over the same period in the prior year was primarily within the residential mortgage portfolio.

At March 31, 2016, commercial loan balances participated out to various banks amounted to $53.1 million, compared to $52.7 million at December 31, 2015, and $46.4 million at March 31, 2015.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $59.6 million, $62.3 million and $63.5 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated probable credit loss. When a loan is deemed to be impaired, management estimates the credit loss by comparing the loan's carrying value against either 1) the present value of the expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the expected realizable fair value of the collateral, in the case of collateral dependent loans.  A specific allowance is assigned to the impaired loan for the amount of estimated probable credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms that would otherwise not be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  TDR loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated probable credit loss.

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

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis. The estimated fair value is based on market appraisals and the Company's internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

Asset Quality

At March 31, 2016 and December 31, 2015, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $24.4 million and $24.8 million, respectively. Total adversely classified loans amounted to 1.31% of total loans at March 31, 2016 as compared to 1.33% at December 31, 2015 The decrease in adversely classified balances was due primarily to several larger commercial relationships that paid off, in addition to principal payments, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $13.5 million at March 31, 2016 and $11.3 million at December 31, 2015.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $10.9 million and $13.4 million at March 31, 2016 and December 31, 2015, respectively.  Non-accrual loans which were not adversely classified amounted to $337 thousand and $402 thousand at March 31, 2016 and December 31, 2015, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Non-Accrual loan summary:
Commercial real estate	$6,188	$8,506	$10,324
Commercial and industrial	4,106	4,323	6,437
Commercial construction	213	335	485
Residential	307	366	503
Home equity	424	288	233
Consumer	18	19	42
Total non-accrual loans	11,256	13,837	18,024
Overdrafts > 90 days past due	8	8	11
Total non-performing loans	11,264	13,845	18,035
OREO	—	—	114
Total non-performing assets	$11,264	$13,845	$18,149
Total Loans	$1,864,692	$1,859,962	$1,682,120
Accruing TDR loans not included above	$10,266	$10,053	$10,640
Delinquent loans 60-89 day past due	$1,208	$2,021	$37
Non-performing loans to total loans	0.60%	0.74%	1.07%
Non-performing assets to total assets	0.49%	0.61%	0.88%
Loans 60-89 days past due to total loans	0.06%	0.11%	—%
Adversely classified loans to total loans	1.31%	1.33%	1.78%
Allowance for loan losses	$29,910	$29,008	$27,803
Allowance for loan losses to non-performing loans	265.54%	209.52%	154.16%
Allowance for loan losses to total loans	1.60%	1.56%	1.65%

The net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to payoffs and paydowns primarily within the commercial real estate portfolio ($2.3 million). The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since are discussed further below.

Total impaired loans amounted to $21.4 million and $23.7 million at March 31, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $10.3 million and $10.1 million at March 31, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $11.1 million and $13.6 million as of March 31, 2016 and December 31, 2015, respectively.

In management's opinion, the majority of impaired loan balances at March 31, 2016 and December 31, 2015 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at March 31, 2016, impaired loans totaling $15.9 million required no specific reserves and impaired loans totaling $5.5 million required specific reserve allocations of $2.1 million.  At December 31, 2015, impaired loans totaling $19.1 million required no specific reserves and impaired loans totaling $4.6 million required specific reserve allocations of $1.8 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan figures above as of March 31, 2016 and December 31, 2015 were $15.6 million and $17.1 million, respectively.  TDR loans on accrual status amounted to $10.3 million and $10.1 million at March 31, 2016 and December 31, 2015, respectively. TDR loans included in non-performing loans amounted to $5.3 million and $7.1 million at March 31, 2016 and December 31, 2015, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The Company carried no OREO at March 31, 2016 or December 31, 2015. There were no sales on OREO during the three months ended March 31, 2016; there were also no additions to OREO, or subsequent impairment write-downs during the period. During the three months ended March 31, 2015, the Company recorded $154 thousand of net gains on OREO sales; however there were no subsequent write downs of OREO during that period.

Management believes that the loan portfolio continued to experience a level of modest credit stabilization during the 2015 period. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

Allowance for Loan Losses

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses.  The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to "regulatory problem assets" loans by classified credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience, qualitative factors such as those identified above, as well as regulatory guidance and industry data. The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

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

Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.60% at March 31, 2016, 1.56% at December 31, 2015, and 1.65% at March 31, 2015. The decline in the allowance ratio reflects the generally improving credit quality of the loan portfolio due, in part, to improved economic conditions. However, in the current period, the credit ratings of three larger commercial relationships were downgraded to "criticized" or "adverse" risk-ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period which increased the allowance to total loan ratio compared to December 31, 2015.

Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2016.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of year	$29,008	$27,121

Provision charged to operations	850	625
Recoveries on charged-off loans:
Commercial real estate	19	5
Commercial and industrial	129	84
Commercial construction	—	13
Residential	—	—
Home equity	—	—
Consumer	2	8
Total recoveries	150	110
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	72	17
Commercial construction	5	—
Residential	—	—
Home equity	5	—
Consumer	16	36
Total Charged off	98	53

Net loans charged-off	(52)	(57)
Ending Balance	$29,910	$27,803
Annualized net loans charged-off: Average loans outstanding	(0.01)%	(0.01)%

Refer to "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's 2015 Annual Report on Form 10-K for additional information regarding the Company's credit risk management process and allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$599,282	28.7%	$570,589	28.3%	$483,768	25.9%
Interest bearing checking	313,314	15.0%	313,674	15.5%	283,365	15.2%
Total checking	912,596	43.7%	884,263	43.8%	767,133	41.1%

Savings	179,127	8.6%	167,304	8.3%	166,891	9.0%
Money markets	735,492	35.2%	692,114	34.3%	632,975	33.9%
Total savings/money markets	914,619	43.8%	859,418	42.6%	799,866	42.9%

Certificates of deposit	171,234	8.2%	167,697	8.3%	178,939	9.6%
Total non-brokered deposits(1)	1,998,449	95.7%	1,911,378	94.7%	1,745,938	93.6%

Brokered deposits	89,288	4.3%	106,770	5.3%	119,356	6.4%
Total deposits	$2,087,737	100.0%	$2,018,148	100.0%	$1,865,294	100.0%
(1) Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

As of March 31, 2016, deposits, excluding brokered deposits, increased $87.1 million, or 5%, since December 31, 2015, and $252.5 million, or 14%, since March 31, 2015. Non-brokered deposit growth since December 31, 2015 occurred in all deposit categories with the largest growth noted in money markets.

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $90.0 million at March 31, 2016, compared to $160.4 million at December 31, 2015, a decrease of $70.5 million, or 44%.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks, however, at March 31, 2016, December 31, 2015, and March 31, 2015 brokered deposits were comprised only of brokered CDs. Brokered CDs decreased $17.5 million, or 16%, during the three months ended March 31, 2016, and the Company's level of borrowed funds have also declined over the same period as deposit balances have grown. Brokered CDs outstanding at March 31, 2016 had a weighted average remaining life of approximately 1.6 years.

Borrowed Funds and Subordinated Debt

Borrowed funds amounted to $671 thousand at March 31, 2016, compared to $53.7 million at December 31, 2015 and $900 thousand at March 31, 2015. At March 31, 2016 and March 31, 2015, borrowed funds consisted of FHLB borrowings only. At December 31, 2015 the borrowed funds balance was comprised of FHLB borrowings of $40.7 million and Other borrowings, which represented an overnight borrowing with a correspondent bank, totaling $13.0 million. Borrowed fund balances have declined $53.0 million, since year end as deposits have grown.

At March 31, 2016, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $410.0 million and capacity to borrow from the FRB Discount Window of approximately $105.0 million.

The Company also had $14.8 million of outstanding subordinated debt at March 31, 2016, December 31, 2015 and March 31, 2015. At each of these periods, the subordinated debt consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

Prior to the end of March 2015, the subordinated debt balance carried on the balance sheet consisted of $10.8 million in Junior Subordinated Debt Securities (the "Debt"), at a rate of 10.88%. In March 2015, the Company paid off the Debt using proceeds from the $15.0 million in Notes issued in January 2015.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  Prior to March 2016, the Company's liquidity policies were set and monitored by the Company's Asset-Liability Committee of the Board of Directors ("ALCO").  In March 2016, ALCO was merged into the full Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At March 31, 2016, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of March 31, 2016, both the Company and the Bank qualify as "well capitalized" under applicable regulations of Basel III, the Federal Reserve Board and the FDIC.

Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. The current regulatory requirements, and the Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2016 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$216,511	10.97%	$157,927	8.00%	$197,409	10.00%
Tier 1 Capital (to risk weighted assets)	$176,281	8.93%	$118,446	6.00%	$157,927	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$176,281	7.76%	$90,859	4.00%	N/A	N/A	*
Common equity tier 1 capital to risk weighted assets	$176,281	8.93%	$88,834	4.50%	$128,316	6.50%

The Bank
Total Capital (to risk weighted assets)	$214,016	10.84%	$157,927	8.00%	$197,409	10.00%
Tier 1 Capital (to risk weighted assets)	$188,611	9.55%	$118,445	6.00%	$157,927	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$188,611	8.30%	$90,857	4.00%	$113,571	5.00%
Common equity tier 1 capital to risk weighted assets	$188,611	9.55%	$88,834	4.50%	$128,316	6.50%
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

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank in 2019 after the full phase-in period are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.00%	—%	4.00%
Common Equity Tier 1 Risk Based to risk weighted assets	4.50%	2.50%	7.00%

The Company has a shelf registration statement, which became effective on September 24, 2013, that registers the offering and sale of the Company’s common stock, rights to purchase common stock or preferred stock (or any combination thereof). The shelf registration statement provides the Company with the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities.

Although the Company believes its current capital is adequate to support ongoing operations, on April 21, 2016, the Company commenced a subscription rights offering to the Company’s stockholders, together with a supplemental community offering, with the intention of raising up to $10 million in gross proceeds. The Company has the ability to accept oversubscription requests in the rights offering and/or to facilitate sales of shares to new investors in the community offering resulting in gross proceeds of up to $12 million. All shares sold in the offerings will sold at a per share price of $21.50. Subject to early termination or extension at the sole discretion of the Company, the rights offering is scheduled to expire on May 27, 2016 and the supplemental community offering is scheduled to expire on June 10, 2016. The Company intends to use the net proceeds from the offerings to support future asset growth and for various corporate purposes. The Company is using its existing shelf registration statement in connection with the offerings.

The Company maintains a dividend reinvestment plan and direct stock purchase plan (the "DRSPP"). The DRSPP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the three months ended March 31, 2016, the Company paid $1.4 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 14,588 shares of the Company's common stock totaling $336 thousand. The direct purchase component of the DRSPP was used to purchase 533 shares of the Company's common stock totaling $12 thousand during the three months ended March 31, 2016.

On April 19, 2016, the Company announced a quarterly dividend of $0.13 per share to be paid on June 1, 2016 to stockholders of record as of May 11, 2016. The 2016 dividend rate represents a 4.0% increase over the 2015 dividend rate.

Investment Assets Under Management

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Investment advisory and management services	$523,926	$519,041	$553,918
Brokerage and management services	161,363	157,171	153,061
Total investment advisory assets	685,289	676,212	706,979
Commercial sweep accounts	3,005	2,165	810
Investment assets under management	$688,294	$678,377	$707,789

Investment assets under management increased $9.9 million, or 1%, since December 31, 2015 and have decreased by $19.5 million, or 3%, since March 31, 2015.  Market volatility has been the primary driver in these fluctuations.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $3.06 billion at March 31, 2016, $3.04 billion at December 31, 2015, and $2.84 billion at March 31, 2015. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Unless otherwise indicated, the reported results are for the three months ended months ended March 31, 2016 with the "same period," the "comparable period," "prior year," and "prior period" being the three months ended months ended March 31, 2015. Average yields are presented on a tax equivalent basis.

The Company's net income for the three months ended March 31, 2016 amounted to $4.3 million compared to $3.6 million for the same period in 2015, an increase of $693 thousand, or 19%.  Diluted earnings per share were $0.41 and $0.35 for the three months ended March 31, 2016 and March 31, 2015, respectively, an increase of 17%.

The Company’s growth contributed to increases in net interest income and non-interest expenses. This growth and other items impacting the Company’s net income are discussed further below.

Net Interest Income

The Company's net interest income for the three months ended March 31, 2016 was $21.1 million compared to $18.5 million for the three months ended months ended March 31, 2015, an increase of $2.6 million, or 14%.  The increase in net interest income over the comparable year-to-date period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 4.02% for the three months ended March 31, 2016, compared to 3.97% and 3.95% for the three months ended December 31, 2015 and March 31, 2015, respectively.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$2,299	$2,039	$186	$74
Investment securities	315	402	36	(123)
Other interest earning assets (1)	12	(7)	24	(5)
Total interest earnings assets	2,626	2,434	246	(54)

Interest Expense
Interest checking, savings and money market	85	71	25	(11)
Certificates of deposit	10	(19)	31	(2)
Brokered CDs	1	(30)	36	(5)
Borrowed funds	42	19	12	11
Subordinated debt	(141)	(67)	(87)	13
Total interest-bearing deposits, borrowed funds and subordinated debt	(3)	(26)	17	6
Change in net interest income	$2,629	$2,460	$229	$(60)
_________________________________

(1)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended months ended March 31, 2016 and 2015.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2016			Three months ended March 31, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,864,309	$20,881	4.56%	$1,683,330	$18,582	4.51%
Investments (3)	298,576	1,540	2.70%	237,612	1,225	2.64%
Other interest earning assets (4)	17,329	44	1.03%	22,287	32	0.58%
Total interest earnings assets	2,180,214	22,465	4.28%	1,943,229	19,839	4.24%
Other assets	98,213			91,953
Total assets	$2,278,427			$2,035,182

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,179,854	605	0.21%	$1,037,120	520	0.20%
Certificates of deposit	164,631	261	0.64%	178,296	251	0.57%
Brokered CDs	96,257	222	0.93%	111,739	221	0.80%
Borrowed funds	46,884	63	0.54%	24,596	21	0.34%
Subordinated debt (5)	14,823	231	6.26%	18,120	372	8.20%
Total interest-bearing funding	1,502,449	1,382	0.37%	1,369,871	1,385	0.41%

Net interest rate spread			3.91%			3.83%
Demand deposits	577,370	—		480,574	—
Total deposits, borrowed funds and subordinated debt	2,079,819	1,382	0.27%	1,850,445	1,385	0.30%
Other liabilities	14,683			15,425
Total liabilities	2,094,502			1,865,870
Stockholders' equity	183,925			169,312
Total liabilities and stockholders' equity	$2,278,427			$2,035,182
Net interest income		$21,083			$18,454
Net interest margin (tax equivalent)			4.02%			3.95%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $752 thousand for the three months ended March 31, 2016 and $518 thousand for the comparable period in 2015.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $22.5 million for the three months ended March 31, 2016, an increase of $2.6 million, or 13%, compared to the prior period.  The increase resulted primarily from an increase of $237.0 million, or 12%, in the average balance of interest earning assets. The yield on interest earning assets also increased 4 basis points.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $20.9 million, an increase of $2.3 million, or 12%, over the comparable period, due primarily to loan growth.  The average loans and loans held for sale balances increased $181.0 million, or 11%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.56% for the three months ended March 31, 2016, an increase of 5 basis points since the same period in 2015.

Income on investment securities amounted to $1.5 million, an increase of $315 thousand, or 26%, compared to the same period in 2015. This increase primarily resulted from an increase in the average balance of investment securities by $61.0 million, or 26%. The average yield on investment securities also increased 6 basis points.

Interest Expense

For the three months ended March 31, 2016, total interest expense amounted to $1.4 million, which was consistent with the prior period.

Interest expense on interest checking, savings and money market accounts amounted to $605 thousand, an increase of $85 thousand, or 16%, compared to the comparable prior year period due primarily to an increase in average balances of $142.7 million, or 14%, to $1.18 billion from $1.04 billion.

Interest expense on borrowed funds amounted to $63 thousand, an increase of $42 thousand due to increases in both the average balances and the average rate. The average balance increased $22.3 million and the average rate increased 20 basis points.

Interest expense on subordinated debt amounted to $231 thousand, a decrease of $141 thousand, or 38%, over the same period in 2015. The decrease resulted from a decrease in both the average rate and in the average balance. The average rate declined to 6.26% from 8.20% in the comparable period in 2015 as a result of the lower rate on the Notes issued in January 2015. The average balances decreased $3.3 million due to the timing of the issuance of the Notes versus the redemption in full of the Debt in March 2015.

For the three months ended March 31, 2016, the average balance of non-interest bearing demand deposits increased $96.8 million, or 20%, as compared to the same period in 2015.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% and 27% of total average deposit balances for the three months ended months ended March 31, 2016 and 2015, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $850 thousand for the three months ended March 31, 2016, an increase of $225 thousand compared to the same period last year.  The increase in the provision for the three months ended March 31, 2016 was due primarily to additional reserves allocated to criticized and adversely classified commercial loans. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above and "Credit Risk," "Asset Quality" and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2015 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The provision for loan losses is a significant factor in the Company's operating results.

Non-Interest Income

Non-interest income for the three months ended March 31, 2016 amounted to $3.2 million, a decrease of $819 thousand, or 20%, as compared to the three months ended March 31, 2015.  The significant changes are discussed below.

•	Net gains on sales of investment securities decreased $898 thousand. Investment sales are typically driven by market opportunities.

•
Other income increased $40 thousand, or 7%. Other income for the three months ended March 31, 2015 was impacted by the redemption of the Trust Preferred Securities, due primarily to a net loss ($192 thousand) on the Trust from the write-off of debt issuance costs, partially offset by gains on the sales of other real estate owned.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2016 amounted to $16.9 million, an increase of $659 thousand, or 4%, compared to the same period in 2015.  The significant changes are discussed below.

•	Salaries and employee benefits increased by $904 thousand, or 9%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses decreased $147 thousand, or 8%, due primarily to lower snow removal costs and utility expenses.

•	Audit, legal and other professional expenses increased $129 thousand, or 36%, primarily due to increased audit costs for services in the current year.

•
Other non-interest expense decreased $229 thousand, or 15%, due primarily to the prepayment fees ($285 thousand) associated with the redemption of the Trust Preferred Securities in the prior period as noted above.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" to amend the effective date of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The FASB has since issued additional related ASUs amendments intended to clarify certain aspects and improve understanding of the implementation guidance of Topic 606 but do not change the core principles of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of Topic 606. The Company is currently evaluating the potential impact of the ASU and its amendments on the Company's financial statements and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.
  Among other things, the new guidance:

•
Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of this ASU on the Company's financial statements and results of operations.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effects of this ASU on the Company's financial statements and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting." The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting are simplified including, generally: a) income tax consequences; b) classification of awards as either equity or liabilities; c) accounting for forfeitures; and d) classification on the statement of cash flows. Among the changes, the amendment allows for entities to partially settle awards in cash up to the maximum individual statutory tax rate in the applicable jurisdiction and still qualify for equity classification; all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) will be recognized as income tax expense or benefit in the income statement; in addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur; among other changes. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the ASU on the Company's financial statements and results of operations.

For information regarding recently adopted accounting pronouncements by the Company, see Item (t) in Note 1, "Summary of Significant Accounting Policies," under the heading "Recently Adopted Accounting Pronouncements."

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk is interest rate risk.  Beginning in March 2016, oversight of interest rate risk management is the responsibility of Board of Directors. Prior to March 2016, the Asset Liability Committee of the Board of Directors oversaw the duties and responsibilities related to ALCO matters.  Annually, the Board reviews and approves the Company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The Board also establishes and monitors guidelines for the Company's liquidity and capital ratios.

The Company's asset-liability management strategies and guidelines are reviewed on a periodic basis by management and presented and discussed with the Board on at least a quarterly basis.  These strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk position of the Company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income.  Quarterly, management completes a net interest income sensitivity analysis, which is presented to the Board.  This analysis includes a simulation of the Company's net interest income under various interest rate scenarios.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.

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

Net interest margin for the three months ended March 31, 2016 has increased compared to both the three months ended March 31, 2015 and December 31, 2015 primarily due to an increase in loan yields while maintaining a relatively flat cost of funds.  The increase in loan yields is primarily a result of the increase in the Prime rate in December 2015. Margin compression may occur if the yield curve continues to flatten while the cost of deposits remains at the same level.

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  At March 31, 2016, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2016) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management believes that there have been no material changes in the Company's risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.1	Enterprise Bank 2016 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016.

10.2	Enterprise Bancorp, Inc 2016 Stock Incentive Plan, incorporated by reference to the Company's definitive proxy statement on Schedule 14A filed on March 31, 2016.

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*	The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015;
(iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015;
(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2016;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and
(vi) Notes to Unaudited Consolidated Interim Financial Statements.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 6, 2016	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)