Form 10-Q
period 2016-06-30
ENTERPRISE BANCORP INC /MA/
filed 2016-08-05
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 11,421,740 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$99,013	$32,318
Interest-earning deposits	42,849	19,177
Total cash and cash equivalents	141,862	51,495
Investment securities at fair value	319,503	300,358
Federal Home Loan Bank stock	1,879	3,050
Loans held for sale	1,971	1,709
Loans, less allowance for loan losses of $30,345 at June 30, 2016 and $29,008 at December 31, 2015	1,868,841	1,830,954
Premises and equipment, net	34,140	30,553
Accrued interest receivable	7,838	7,790
Deferred income taxes, net	11,506	14,111
Bank-owned life insurance	28,400	28,018
Prepaid income taxes	776	57
Prepaid expenses and other assets	10,681	11,780
Goodwill	5,656	5,656
Total assets	$2,433,053	$2,285,531
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,184,430	$2,018,148
Borrowed funds	671	53,671
Subordinated debt	14,828	14,822
Accrued expenses and other liabilities	20,374	18,287
Accrued interest payable	252	276
Total liabilities	$2,220,555	$2,105,204
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 11,420,426 shares issued and outstanding at June 30, 2016 (including 143,671 shares of unvested participating restricted awards), 10,377,787 shares issued and outstanding at December 31, 2015 (including 144,717 shares of unvested participating restricted awards)	114	104
Additional paid-in-capital	82,387	61,008
Retained earnings	123,313	116,941
Accumulated other comprehensive income	6,684	2,274
Total stockholders' equity	$212,498	$180,327
Total liabilities and stockholders' equity	$2,433,053	$2,285,531

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest and dividend income:
Loans and loans held for sale	$21,032	$19,171	$41,913	$37,753
Investment securities	1,551	1,223	3,091	2,448
Other interest-earning assets	49	43	93	75
Total interest and dividend income	22,632	20,437	45,097	40,276
Interest expense:
Deposits	1,099	1,019	2,187	2,011
Borrowed funds	14	1	77	22
Subordinated debt	230	233	461	605
Total interest expense	1,343	1,253	2,725	2,638
Net interest income	21,289	19,184	42,372	37,638
Provision for loan losses	267	1,225	1,117	1,850
Net interest income after provision for loan losses	21,022	17,959	41,255	35,788
Non-interest income:
Investment advisory fees	1,327	1,209	2,431	2,386
Deposit and interchange fees	1,276	1,214	2,518	2,368
Income on bank-owned life insurance, net	191	101	382	201
Net gains on sales of investment securities	63	456	65	1,356
Gains on sales of loans	105	128	194	284
Other income	620	570	1,198	1,108
Total non-interest income	3,582	3,678	6,788	7,703
Non-interest expense:
Salaries and employee benefits	11,025	10,098	21,510	19,679
Occupancy and equipment expenses	1,781	1,749	3,594	3,709
Technology and telecommunications expenses	1,548	1,378	2,971	2,795
Advertising and public relations expenses	817	809	1,496	1,539
Audit, legal and other professional fees	408	382	896	741
Deposit insurance premiums	324	297	650	590
Supplies and postage expenses	258	252	487	510
Investment advisory and custodial expenses	87	89	176	135
Other operating expenses	1,294	1,213	2,631	2,779
Total non-interest expense	17,542	16,267	34,411	32,477
Income before income taxes	7,062	5,370	13,632	11,014
Provision for income taxes	2,291	1,855	4,548	3,879
Net income	$4,771	$3,515	$9,084	$7,135

Basic earnings per share	$0.45	$0.34	$0.87	$0.69
Diluted earnings per share	$0.45	$0.34	$0.86	$0.69

Basic weighted average common shares outstanding	10,561,680	10,331,485	10,483,396	10,287,509
Diluted weighted average common shares outstanding	10,629,900	10,394,496	10,550,842	10,352,730

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$4,771	$3,515	$9,084	$7,135
Other comprehensive income (loss), net of taxes:
Gross change in unrealized holding gains (losses) on investments arising during the period	4,054	(2,938)	7,080	(831)
Income tax (expense) benefit	(1,479)	1,042	(2,629)	318
Net unrealized holding gains (losses), net of tax	2,575	(1,896)	4,451	(513)
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	63	456	65	1,356
Income tax expense	(23)	(159)	(24)	(473)
Reclassification adjustment for gains realized, net of tax	40	297	41	883

Total other comprehensive income (loss)	2,535	(2,193)	4,410	(1,396)
Comprehensive income	$7,306	$1,322	$13,494	$5,739

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2015	$104	$61,008	$116,941	$2,274	$180,327
Net income			9,084		9,084
Other comprehensive income, net				4,410	4,410
Common stock dividend paid ($0.26 per share)			(2,712)		(2,712)
Common stock issued under dividend reinvestment plan	—	673			673
Common stock issued other, net of expenses	9	19,763			19,772
Stock-based compensation, net	1	732			733
Stock options exercised, net	—	211			211
Balance at June 30, 2016	$114	$82,387	$123,313	$6,684	$212,498

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$9,084	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,117	1,850
Depreciation and amortization	2,873	2,759
Stock-based compensation expense	905	954
Mortgage loans originated for sale	(10,682)	(13,326)
Proceeds from mortgage loans sold	10,614	14,656
Net gains on sales of loans	(194)	(284)
Net gains on sales of OREO	—	(154)
Net gains on sales of investments	(65)	(1,356)
Income on bank-owned life insurance, net	(382)	(201)
Changes in:
Accrued interest receivable	(48)	(147)
Prepaid expenses and other assets	266	6,291
Deferred income taxes	—	74
Accrued expenses and other liabilities	(1,633)	2,195
Subordinated debt issuance costs	6	(190)
Accrued interest payable	(24)	(313)
Net cash provided by operating activities	11,837	19,943
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	1,829	12,097
Net proceeds (purchases) from FHLB capital stock	1,171	(882)
Proceeds from maturities, calls and pay-downs of investment securities	9,824	14,087
Purchase of investment securities	(20,957)	(40,069)
Net increase in loans	(39,004)	(64,751)
Additions to premises and equipment, net	(5,964)	(2,036)
Proceeds from OREO sales and payments	—	1,015
Proceeds from bank-owned life insurance	405	—
Net cash used in investing activities	(52,696)	(80,539)
Cash flows from financing activities:
Net increase in deposits	166,282	190,952
Net decrease in borrowed funds	(53,000)	(57,584)
Repayment of subordinated debt	—	(10,825)
Proceeds from issuance of subordinated debt	—	15,000
Cash dividends paid	(2,712)	(2,569)
Proceeds from issuance of common stock	20,445	730
Exercise of stock options, net of repurchases for tax withholdings and tax benefit on stock options and restricted stock	211	407
Net cash provided by financing activities	131,226	136,111

Net increase in cash and cash equivalents	90,367	75,515
Cash and cash equivalents at beginning of period	51,495	40,146
Cash and cash equivalents at end of period	$141,862	$115,661

Supplemental financial data:
Cash Paid For: Interest	$2,749	$2,951
Cash Paid For: Income Taxes	5,241	3,840

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	5,793	5,787
Capital expenditures incurred not yet paid	257	180
 See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2015 audited consolidated financial statements and notes thereto contained in the 2015 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company" or "Enterprise"), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2016 (the "2015 Annual Report on Form 10k").  The Company has not changed its accounting policies from those disclosed in its 2015 Annual Report on Form 10-K.

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

At June 30, 2016, the Company had 22 full service branches serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. In early July 2016, the Company's 23rd branch, on Route 101A, in Nashua, NH, opened, and the Company recently announced the anticipated opening of the Company's 24th office, in Windham, NH, in 2017. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, and deposit and cash management services. The Company also offers investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year. The Company has evaluated subsequent events and transactions from June 30, 2016 through August 5, 2016 for potential recognition or disclosure as required by GAAP.

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

As discussed in the Company's 2015 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements included in the Company's 2015 Annual Report on Form 10-K for significant accounting policies. The Company has not changed its significant accounting policies from those disclosed in its 2015 Annual Report on Form 10-K.

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

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to purchase certain levels of FHLB capital stock at par value in association with the Company's borrowing relationship from the FHLB.  From time-to-time the FHLB may initiate the repurchase at par value of "excess" levels capital stock held by member banks. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2016.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2012 through 2015 tax years.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(f) Capital Raised

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering, at an offering price of $21.50, under its existing SEC shelf registration statement. The Company issued 930 thousand shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes.

(g) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

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

Accounting pronouncements not yet adopted by the Company

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effects of this ASU on the Company's financial statements and results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this Update eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses.

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this Update require that credit losses be presented as an allowance rather than as a write-down. Unlike current GAAP the Update provides for reversals of credit losses in future period net income in situations where the estimate of loss declines.

An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the ASU on the Company's financial statements and results of operations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$78,653	$1,748	$—	$80,401
Residential federal agency MBS (1)	73,926	1,383	65	75,244
Commercial federal agency MBS(1)	31,410	815	—	32,225
Municipal securities	101,537	4,722	—	106,259
Corporate bonds	10,966	267	2	11,231
Certificates of deposits (2)	950	29	—	979
Total fixed income securities	297,442	8,964	67	306,339
Equity investments	11,569	1,973	378	13,164
Total available-for-sale securities, at fair value	$309,011	$10,937	$445	$319,503

	December 31, 2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$78,626	$352	$153	$78,825
Residential federal agency MBS(1)	75,105	406	648	74,863
Commercial federal agency MBS(1)	23,908	—	363	23,545
Municipal securities	96,189	2,357	35	98,511
Corporate bonds	10,257	44	95	10,206
Certificates of deposits(2)	2,753	—	2	2,751
Total fixed income securities	286,838	3,159	1,296	288,701
Equity investments	10,043	1,966	352	11,657
Total available-for-sale securities, at fair value	$296,881	$5,125	$1,648	$300,358
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

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMOs”) totaling $24.5 million and $20.8 million at June 30, 2016 and December 31, 2015 respectively. All of the commercial MBS investments held by the Company were CMOs.

At June 30, 2016, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio (approximately 15%) invested in individual common stock of entities in the financial services industry.

Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss).

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

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$—	$—	$—	$—	$—	$—	0
Residential federal agency MBS	—	—	9,184	65	9,184	65	3
Commercial federal agency MBS	—	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—	—
Corporate bonds	616	1	110	1	726	2	8
Certificates of deposit	—	—	—	—	—	—	—
Equity investments	1,131	179	1,447	199	2,578	378	3
Total temporarily impaired investments	$1,747	$180	$10,741	$265	$12,488	$445	14

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$27,420	$153	$—	$—	$27,420	$153	8
Residential federal agency MBS	20,517	275	10,935	373	31,452	648	14
Commercial federal agency MBS	23,545	363	—	—	23,545	363	9
Municipal securities	6,988	33	261	2	7,249	35	13
Corporate bonds	4,574	78	419	17	4,993	95	37
Certificates of deposit	1,976	2	—	—	1,976	2	10
Equity investments	4,204	351	24	1	4,228	352	5
Total temporarily impaired investments	$89,224	$1,255	$11,639	$393	$100,863	$1,648	96

Management regularly reviews the portfolio for securities with unrealized losses that could be other-than-temporarily impaired.  During the six months ended June 30, 2016 and 2015, the Company did not record any fair value impairment charges on its investments. Management attributes these unrealized losses at June 30, 2016 primarily to the impact of market value fluctuations on the equity portion of our portfolio. Management does not consider these investments to be other-than-temporarily impaired at June 30, 2016, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

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

would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At June 30, 2016, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at June 30, 2016 of total fixed income investments was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$14,516	$14,571
Due after one, but within five years	100,723	103,123
Due after five, but within ten years	81,558	84,974
Due after ten years	100,645	103,671
Total fixed income securities	$297,442	$306,339

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities and corporate bonds totaling $50.0 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $299.6 million at June 30, 2016.

Sales of investments, including pending trades, for the three and six months ended June 30, 2016 and June 30, 2015 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Amortized cost of investments sold	$1,460	$1,607	$1,764	$10,858
Gross realized gains on sales	63	456	65	1,514
Gross realized losses on sales	—	—	—	(158)
Total proceeds from sales of investments	$1,523	$2,063	$1,829	$12,214

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

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate	$958,053	$936,921
Commercial and industrial	466,893	458,553
Commercial construction	209,563	202,993
Total commercial loans	1,634,509	1,598,467
Residential mortgages	169,588	169,188
Home equity loans and lines	85,926	83,373
Consumer	10,770	10,747
Total retail loans	266,284	263,308

Gross loans	1,900,793	1,861,775
Deferred loan origination fees, net	(1,607)	(1,813)
Total loans	1,899,186	1,859,962
Allowance for loan losses	(30,345)	(29,008)
Net loans	$1,868,841	$1,830,954

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company's financial statements.  Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is a participating institution amounted to $71.1 million at June 30, 2016 and $62.3 million at December 31, 2015.

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

- Residential loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower's primary residence, or be vacation homes or investment properties.  Loan to value limits vary, generally from 75% for multi-family, owner-occupied properties, up to 97% for single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

Loans serviced for others

At June 30, 2016 and December 31, 2015, the Company was servicing residential mortgage loans owned by investors amounting to $18.1 million and $18.5 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $59.5 million and $52.7 million at June 30, 2016 and December 31, 2015, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial real estate	$277,056	$281,802
Residential mortgages	122,744	118,855
Home equity	13,349	13,972
Total loans pledged to FHLB	$413,149	$414,629

(4)	Allowance for Loan Losses

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company seeks lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry and loan size, and through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of June 30, 2016 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,494	$943,559	$958,053
Commercial and industrial	8,854	458,039	466,893
Commercial construction	3,140	206,423	209,563
Residential mortgages	302	169,286	169,588
Home equity loans and lines	304	85,622	85,926
Consumer	18	10,752	10,770
Total gross loans	$27,112	$1,873,681	$1,900,793

The balances of loans as of December 31, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$12,287	$924,634	$936,921
Commercial and industrial	7,810	450,743	458,553
Commercial construction	3,032	199,961	202,993
Residential mortgages	366	168,822	169,188
Home equity loans and lines	169	83,204	83,373
Consumer	24	10,723	10,747
Total gross loans	$23,688	$1,838,087	$1,861,775

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

	June 30, 2016
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$19,055	$—	$—	$938,998	$958,053
Commercial and industrial	9,109	98	3	457,683	466,893
Commercial construction	1,715	—	—	207,848	209,563
Residential mortgages	1,201	—	—	168,387	169,588
Home equity loans and lines	685	—	—	85,241	85,926
Consumer	31	14	—	10,725	10,770
Total gross loans	$31,796	$112	$3	$1,868,882	$1,900,793

	December 31, 2015
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$12,487	$—	$—	$924,434	$936,921
Commercial and industrial	8,670	—	3	449,880	458,553
Commercial construction	1,776	—	—	201,217	202,993
Residential mortgages	1,278	—	—	167,910	169,188
Home equity loans and lines	503	—	5	82,865	83,373
Consumer	38	11	—	10,698	10,747
Total gross loans	$24,752	$11	$8	$1,837,004	$1,861,775

Total adversely classified loans amounted to 1.68% of total loans at June 30, 2016, as compared to 1.33% at December 31, 2015. At June 30, 2016, as compared to December 31, 2015, adversely classified balances increased, due primarily to three larger commercial relationships downgraded during the period with a net carrying value of approximately $12.2 million, partially offset by payoffs and principal payments.

Past due and non-accrual loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual and the classified portions are credit downgraded to one of the adversely classified categories noted above.  Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

judgment of management, the collectability of both principal and interest is reasonably assured. Additionally, deposit accounts overdrawn for 90 or more days are included in the consumer non-accrual balances below.

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at June 30, 2016
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$2,374	$1,486	$1,465	$5,325	$952,728	$958,053	$5,895
Commercial and industrial	1,399	511	1,559	3,469	463,424	466,893	3,354
Commercial construction	1,490	581	—	2,071	207,492	209,563	280
Residential mortgages	177	96	104	377	169,211	169,588	302
Home equity loans and lines	150	—	137	287	85,639	85,926	417
Consumer	44	10	18	72	10,698	10,770	23
Total gross loans	$5,634	$2,684	$3,283	$11,601	$1,889,192	$1,900,793	$10,271

Balance at December 31, 2015
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,641	$1,532	$3,256	$6,429	$930,492	$936,921	$8,506
Commercial and industrial	1,332	693	2,125	4,150	454,403	458,553	4,323
Commercial construction	581	—	7	588	202,405	202,993	335
Residential mortgages	354	280	57	691	168,497	169,188	366
Home equity loans and lines	634	9	73	716	82,657	83,373	288
Consumer	36	15	7	58	10,689	10,747	27
Total gross loans	$4,578	$2,529	$5,525	$12,632	$1,849,143	$1,861,775	$13,845

The past due figures above may include those loans that have also been designated as non-accrual despite their payment due status. At June 30, 2016 and December 31, 2015, all loans 90 days or more past due were carried as non-accrual. Non-accrual loans that were not adversely classified amounted to $329 thousand at June 30, 2016 and $402 thousand at December 31, 2015. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.54% at June 30, 2016, 0.74% at December 31, 2015, and 0.92% at June 30, 2015. Non-accrual loan balances decreased due primarily to several larger commercial loan payoffs and principal payments, partially offset by additional loans added to non-accrual status during the period.

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

The carrying value of impaired loans amounted to $27.1 million and $23.7 million at June 30, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $17.0 million and $10.1 million at June 30, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $10.1 million and $13.6 million as of June 30, 2016 and December 31, 2015, respectively.  In the current period, among other downgrades to impaired status, the credit rating of one larger commercial relationship with a net carrying value of approximately $6.3 million was downgraded to adverse risk rating and also designated as accruing-impaired based on a review of the individual business circumstances. These downgrades were partially offset by principal pay-downs, credit upgrades, and charge-offs during the period.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

Balance at June 30, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,408	$14,494	$12,468	$2,026	$541
Commercial and industrial	9,720	8,854	6,075	2,779	990
Commercial construction	3,177	3,140	1,637	1,503	550
Residential mortgages	393	302	302	—	—
Home equity loans and lines	447	304	304	—	—
Consumer	21	18	—	18	18
Total	$30,166	$27,112	$20,786	$6,326	$2,099

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Balance at December 31, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$14,903	$12,287	$11,734	$553	$186
Commercial and industrial	9,816	7,810	5,253	2,557	1,078
Commercial construction	3,147	3,032	1,583	1,449	499
Residential mortgages	453	366	366	—	—
Home equity loans and lines	308	169	164	5	5
Consumer	25	24	—	24	24
Total	$28,652	$23,688	$19,100	$4,588	$1,792

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three months indicated:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$12,700	$64	$13,992	$52
Commercial and industrial	8,090	39	9,819	24
Commercial construction	3,089	37	1,968	16
Residential mortgages	304	—	445	—
Home equity loans and lines	306	—	178	—
Consumer	20	—	48	—
Total	$24,509	$140	$26,450	$92

The following table presents the average recorded investment in impaired loans and the related interest recognized during the six month periods indicated:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$11,184	$107	$14,735	$97
Commercial and industrial	8,257	65	10,537	58
Commercial construction	3,032	74	2,296	42
Residential mortgages	306	—	453	—
Home equity loans and lines	276	(2)	178	1
Consumer	21	—	48	—
Total	$23,076	$244	$28,247	$198

At June 30, 2016, additional funding commitments for impaired loans totaled $383 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of June 30, 2016 and December 31, 2015, were $22.2 million and $17.1 million, respectively. TDR loans on accrual status amounted to $17.0 million and $10.1 million at June 30, 2016 and December 31, 2015, respectively. TDR loans included in non-performing loans amounted to $5.2 million and $7.1 million at June 30, 2016 and December 31, 2015, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

At June 30, 2016, additional funding commitments for TDR loans totaled $382 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The following tables present certain information regarding loan modifications classified as troubled debt restructurings.

Loans modified as troubled debt restructurings during the three-month period ended June 30, 2016 are detailed below.

	Three months ended June 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$5,093	$5,059
Commercial and industrial	5	1,794	1,810
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	9	$6,887	$6,869

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the period noted are detailed below.

Three months ended June 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	417
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	2	$417

Loans modified as troubled debt restructurings during the six months ended June 30, 2016 are detailed below.

	Six months ended June 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$5,093	$5,059
Commercial and industrial	6	2,058	2,073
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	10	$7,151	$7,132

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the period noted are detailed below.

Six months ended June 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	417
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	2	$417

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

There were no subsequent charge-offs associated with the TDRs noted in the table above during the six months ended June 30, 2016. At June 30, 2016, there were $169 thousand specific reserves allocated to the TDRs entered into during the 2016 period as management considered it likely that the unreserved principal will ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the six months ended June 30, 2016 were not material.

Loans modified as troubled debt restructurings during the three-month period ended June 30, 2015 are detailed below.

	Three months ended June 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$269	$319
Commercial and industrial	—	—	—
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	1	4	4
Total	4	$273	$323

Loans modified as troubled debt restructurings during the six month period ended June 30, 2015 are detailed below.

	Six months ended June 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$269	$319
Commercial and industrial	4	869	854
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	1	4	4
Total	8	$1,142	$1,177

There were no loans modified as troubled debt restructurings within the twelve month period previous to June 30, 2015 for which there was a subsequent payment default during the six months ended June 30, 2015.

At June 30, 2015, there were specific reserves of $88 thousand allocated to the TDRs entered into during the 2015 period as management considered it likely that the unreserved principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the six months ended amounted to $11 thousand.

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

The Company carried no OREO at either June 30, 2016 or December 31, 2015. There were no sales on OREO during the six months ended June 30, 2016; there were also no additions to OREO, or subsequent impairment write-downs during the period. During the six months ended June 30, 2015, the Company recorded $154 thousand of net gains on OREO sales; there were no subsequent write-downs of OREO during that period.

At June 30, 2016, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $125 thousand compared with none at December 31, 2015.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $30.3 million at June 30, 2016, compared to $29.0 million at December 31, 2015, and $28.2 million at June 30, 2015. For the six months ended June 30, 2016 and June 30, 2015, the provision for loan losses amounted to $1.1 million and $1.9 million, respectively. The decrease in the provision for 2016 was due primarily to improving credit quality, a lower level of charge-offs, and the lower level of loan growth during the 2016 period, as compared to the 2015 period.

In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the six months ended June 30, 2016 was $39.2 million compared to $63.9 million during the six months ended June 30, 2015. Total non-performing loans as a percentage of total loans declined to 0.54% at June 30, 2016, compared to 0.92% at June 30, 2015. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.1 million at June 30, 2016, compared to $2.6 million at June 30, 2015. The balance of the allowance for loan losses allocated to non-impaired classified loans amounted to $2.0 million at June 30, 2016, compared to $1.2 million at June 30, 2015. The Company recorded net recoveries of $220 thousand for the six months ended June 30, 2016, compared to net charge-offs of $809 thousand for the six months ended June 30, 2015.

The allowance for loan losses to total loans ratio was 1.60% at June 30, 2016, 1.56% at December 31, 2015 and 1.62% at June 30, 2015. The decline in the allowance ratio from June 30, 2015 reflects the generally improving credit quality of the loan portfolio due, in part, to improved economic conditions. However, for the six months ended June 30, 2016, the credit ratings of three larger commercial relationships were downgraded to "criticized" or "adverse" risk-ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period which increased the allowance to total loan ratio compared to December 31, 2015.

Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2016.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2016	$13,827	$10,278	$3,964	$1,077	$541	$223	$29,910
Provision	865	(714)	92	8	9	7	267
Recoveries	1	480	—	—	2	1	484
Less: Charge offs	179	131	—	—	—	6	316
Ending Balance at June 30, 2016	$14,514	$9,913	$4,056	$1,085	$552	$225	$30,345

Changes in the allowance for loan losses by segment for the six months ended June 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2015	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	1,159	(251)	156	24	15	14	1,117
Recoveries	20	609	—	—	2	3	634
Less: Charge offs	179	203	5	—	5	22	414
Ending Balance at June 30, 2016	$14,514	$9,913	$4,056	$1,085	$552	$225	$30,345
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$541	$990	$550	$—	$—	$18	$2,099
Allotted to loans collectively evaluated for impairment	$13,973	$8,923	$3,506	$1,085	$552	$207	$28,246

Changes in the allowance for loan losses by segment for the three months ended June 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2015	$12,747	$9,842	$3,408	$960	$615	$231	$27,803
Provision	117	1,049	27	62	(54)	24	1,225
Recoveries	—	83	12	—	14	4	113
Less: Charge offs	—	952	—	—	—	27	979
Ending Balance at June 30, 2015	$12,864	$10,022	$3,447	$1,022	$575	$232	$28,162

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the six months ended June 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2014	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	195	1,579	38	33	(47)	52	1,850
Recoveries	5	167	25	—	14	12	223
Less: Charge offs	—	969	—	—	—	63	1,032
Ending Balance at June 30, 2015	$12,864	$10,022	$3,447	$1,022	$575	$232	$28,162
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$200	$1,822	$524	$—	$19	$45	$2,610
Allotted to loans collectively evaluated for impairment	$12,664	$8,200	$2,923	$1,022	$556	$187	$25,552

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-interest bearing demand deposits	$652,073	$570,589
Interest bearing checking	357,139	313,674
Savings	185,896	167,304
Money market	744,165	692,114
Certificates of deposit $250,000 or less	126,733	129,993
Certificates of deposit more than $250,000	44,108	37,704
Total non-brokered deposits (1)	2,110,114	1,911,378

Brokered deposits (2)	74,316	106,770
Total deposits	$2,184,430	$2,018,148

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

Borrowed funds amounted to $671 thousand at June 30, 2016, compared to $53.7 million at December 31, 2015. At June 30, 2016 borrowed funds consisted of FHLB borrowings only. At December 31, 2015, the borrowed funds balance was comprised of FHLB borrowings of $40.7 million and an overnight borrowing with a correspondent bank, totaling $13.0 million.

The Company also carried subordinated debt of $14.8 million at both June 30, 2016 and December 31, 2015, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original note issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with accounting guidance that the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

In March 2015, the Company used proceeds from the issuance of the Notes to payoff $10.8 million of outstanding Junior Subordinated debentures that originated in 2000, from the sale of trust preferred securities by Enterprise Capital Trust (the "Trust"), a former subsidiary of the Company. The pay down of this debt allowed the trust preferred securities to be redeemed in full and the Trust to subsequently be dissolved in April 2015.

(7)	Derivatives and Hedging Activities

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At June 30, 2016 and 2015, the estimated fair values of these derivative instruments were considered to be immaterial.

The Company may use interest-rate swap agreements as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2016 or 2015.

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

Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting inverse relationship, are recognized directly in earnings. The Company had two interest-rate swaps at both June 30, 2016 and December 31, 2015 with an aggregate notional amount of $10.1 million at the end of both periods.

Asset derivatives and liability derivatives are included in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of June 30, 2016		As of December 31, 2015
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Back-to-Back Swaps	$335	$335	$16	$16

There was no gain or loss recognized in income on derivatives during the three months ended June 30, 2016.

By using derivative financial instruments, the Company exposes itself to credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties at June 30, 2016. The Company did not have any credit risk exposure for derivative financial instruments at June 30, 2016.

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

	June 30, 2016
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$335	$—	$335	$—	$—	$335

Liability Derivatives
Back-to-Back Swaps	$335	$—	$335	$—	$360	$(25)

	December 31, 2015
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$16	$—	$16	$—	$—	$16

Liability Derivatives
Back-to-Back Swaps	$16	$—	$16	$—	$—	$16

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

Supplemental Employee Retirement Plan ("SERP")

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

Total net periodic benefit costs, comprised of interest costs only, were $31 thousand and $62 thousand for both the three and six months ended June 30, 2016, compared to $32 thousand and $63 thousand for the three and six months ended June 30, 2015.

Benefits paid amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2016 and June 30, 2015. The Company anticipates accruing an additional $62 thousand to the SERP during the remainder of 2016.

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

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service Cost	$(3)	$(2)	$(5)	$(2)
Interest Cost	21	21	42	39
Net periodic post-retirement benefit cost	$18	$19	$37	$37

(9)	Stock-Based Compensation

The Company currently has three individual stock incentive plans: the 2003 plan as amended in 2009, the 2009 plan as amended in 2015 and the 2016 plan. The 2016 plan which was approved by the Company's stockholders at the May 2016 annual meeting, has essentially the same terms as the 2003 and 2009 plans. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, directors and consultants.  As of June 30, 2016, an aggregate of 457,413 shares remain available for future grants under the 2009 and 2016 plans. The 2003 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

The Company's stock-based compensation expense includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors included in other operating expenses.  Total stock-based compensation expense was $462 thousand and $905 thousand for the three and six months ended June 30, 2016, compared to $466 thousand and $954 thousand for the three and six months ended June 30, 2015.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $63 thousand and $142 thousand for the three and six months ended June 30, 2016, compared to $79 thousand and $176 thousand for the three and six months ended June 30, 2015.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

The table below provides a summary of the options granted in 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Options granted	31,047	27,376
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	42%	47%
Expected dividend yield	3.02%	2.90%
Expected life in years	7	7
Risk-free interest rate	1.91%	1.95%
Weighted average market price on date of grants	$21.91	$21.03
Per share weighted average fair value	$7.91	$8.51
Fair value as a percentage of market value at grant date	36%	40%

Options granted during the first six months of 2016 and 2015 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 11 "Stock-Based Compensation Plans" in the Company's 2015 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $323 thousand and $617 thousand for the three and six months ended June 30, 2016, compared to $324 thousand and $633 thousand for the three and six months ended June 30, 2015.

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

The table below provides a summary of restricted stock awards granted in 2016 and 2015.

	Six Months Ended June 30,
Restricted Stock Awards	2016	2015
Two Year Vesting	9,060	7,276
Four Year Vesting	18,298	17,775
Performance-Based Vesting	35,071	30,262
Total Restricted Stock Awards	62,429	55,313

Weighted average grant date fair value	$21.90	$21.03

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $76 thousand and $146 thousand for the three and six months ended June 30, 2016, compared to $63 thousand and $145 thousand for the three and six months ended June 30, 2015, and is included in other operating expenses. In January 2016, non-employee directors were issued 10,657 shares of common stock in lieu of 2015 annual cash fees of $254 thousand at a market value price of $23.86 per share, the market value of the common stock on the opt-in measurement date of January 2, 2015.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	10,561,680	10,331,485	10,483,396	10,287,509
Dilutive shares	68,220	63,011	67,446	65,221
Diluted weighted average common shares outstanding	10,629,900	10,394,496	10,550,842	10,352,730

For the six months ended June 30, 2016, there were 434 shares excluded from the calculations of diluted earnings per share, due to the exercise price exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2016	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$306,339	$—	$306,339	$—
Equity securities	13,164	13,164	—	—
FHLB stock	1,879	—	—	1,879
Interest-rate swaps	335	—	335	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	4,181	—	—	4,181

Liabilities measured on a recurring basis:
Interest-rate swaps	335	—	335	—

	December 31, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$288,701	$—	$288,701	$—
Equity securities	11,657	11,657	—	—
FHLB stock	3,050	—	—	3,050
Interest-rate swaps	16	—	16	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,516	—	—	2,516

Liabilities measured on a recurring basis:
Interest-rate swaps	16	—	16	—

The Company did not have cause to transfer any assets between the fair value measurement levels during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.4 million at both June 30, 2016 and December 31, 2015.

When OREO property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company's internal analysis.  Certain inputs used in appraisals or the Company's internal analysis are not always observable and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The Company carried no OREO at either June 30, 2016 or December 31, 2015.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at June 30, 2016 and December 31, 2015 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At June 30, 2016 and December 31, 2015, the estimated fair value of the Company's derivative instruments was considered to be immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2016:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$1,879	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$4,181	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,971	$1,988	$—	$1,988	$—
Loans, net	1,868,841	1,884,603	—	—	1,884,603
Financial liabilities:
Certificates of deposit (including brokered)	245,157	245,715	—	245,715	—
Borrowed funds	671	672	—	672	—
Subordinated debt	14,828	15,123	—	—	15,123

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,709	$1,709	$—	$1,709	$—
Loans, net	1,830,954	1,845,009	—	—	1,845,009
Financial liabilities:
Certificates of deposit (including brokered)	274,467	273,419	—	273,419	—
Borrowed funds	53,671	53,670	—	53,670	—
Subordinated debt	14,822	13,961	—	—	13,961

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on June 30, 2016 and December 31, 2015 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2016 and December 31, 2015.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2016 and December 31, 2015 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we" or "our") unaudited consolidated interim financial statements and notes thereto contained in this report and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report on Form 10-K").

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward looking statement. The forward-looking statements in this report are based on information available to the Company as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made in this Form 10-Q: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased cyber-security risk and identity theft, could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) the risks and uncertainties described in the documents that the Company files or furnishes to the Securities and Exchange Commission (the "SEC"), including those discussed under "Risk Factors" in Item 1A of the Company's 2015 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended June 30, 2016 amounted to $4.8 million, an increase of $1.3 million, or 36%, compared to the same three-month period in 2015. Diluted earnings per share were $0.45 for the three months ended June 30, 2016, an increase of 32%, compared to the same three-month period in 2015. Net income for the six months ended June 30, 2016 amounted to $9.1 million, an increase of $1.9 million, or 27%, compared to the six months ended June 30, 2015. Diluted earnings per share were $0.86 for the six months ended June 30, 2016, an increase of 25%, compared to the six months ended June 30, 2015.

The increase in our 2016 earnings compared to 2015 is largely driven by our growth over the last twelve months. Loans, total assets, and deposits, excluding brokered deposits, have increased 9%, 12%, and 15%, respectively, as compared to June 30, 2015. As part of our organic growth, our 23rd branch, on Route 101A, in Nashua, NH, opened in early July, and we recently announced we anticipate opening our 24th office, in Windham, NH, in 2017. Strategically, our focus remains on organic growth and continually planning for and investing in our future. As part of our focus on long-term strategic growth, we recently completed a $20 million shareholder subscription rights offering combined with a supplemental community offering (the "share offering").

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

Net interest income for the three months ended June 30, 2016 amounted to $21.3 million, an increase of $2.1 million, or 11%, compared to the same period in 2015. Net interest income for the six months ended June 30, 2016 amounted to $42.4 million, an increase of $4.7 million, or 13%, compared to the six months ended June 30, 2015. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $179.3 million and $180.1 million for the three and six months ended June 30, 2016, respectively, compared to the same 2015 period averages. Net interest margin was 4.02% for the three months ended June 30, 2016 compared to 3.98% for the three months ended June 30, 2015. Net interest margin was 4.02% for the six months ended June 30, 2016, compared to 3.96% for the six months ended June 30, 2015.

For the three months ended June 30, 2016 and June 30, 2015, the provision for loan losses amounted to $267 thousand and $1.2 million, respectively. For the six months ended June 30, 2016 and June 30, 2015, the provision for loan losses amounted to $1.1 million and $1.9 million, respectively. The decrease in the provision for 2016 was due primarily to improving credit quality, a lower level of charge-offs, and the lower level of loan growth during the 2016 period, as compared to the 2015 period.
In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the six months ended June 30, 2016 was $39.2 million compared to $63.9 million during the six months ended June 30, 2015. Total non-performing loans as a percentage of total loans declined to 0.54% at June 30, 2016, compared to 0.92% at June 30, 2015. The balance of the allowance for loan losses allocated to impaired loans amounted to $2.1 million at June 30, 2016, compared to $2.6 million at June 30, 2015. The balance of the allowance for loan losses allocated to non-impaired classified loans amounted to $2.0 million at June 30, 2016, compared to $1.2 million at June 30, 2015. The Company recorded net recoveries of $220 thousand for the six months ended June 30, 2016, compared to net charge-offs of $809 thousand for the six months ended June 30, 2015.
The allowance for loan losses to total loans ratio was 1.60% at June 30, 2016, 1.56% at December 31, 2015 and 1.62% at June 30, 2015. The decline in the allowance ratio from June 30, 2015 reflects the generally improving credit quality of the loan portfolio, in part due to improved economic conditions over the past twelve months. However, during the six months ended June 30, 2016, the credit ratings of three larger commercial relationships were downgraded to "criticized" or "adverse" risk ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period, which increased the allowance to total loan ratio compared to December 31, 2015.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended June 30, 2016 amounted to $3.6 million, a decrease of $96 thousand, or 3%, compared to the same quarter last year. Non-interest income for the six months ended June 30, 2016 amounted to $6.8 million, a decrease of $915 thousand, or 12%, compared to the six months ended June 30, 2015. These decreases were due primarily to a decrease in net gains on the sales of investment securities, partially offset by increases in deposit and interchange fees, investment advisory fees, and income on bank-owned life insurance.

Non-interest expense for the quarter ended June 30, 2016 amounted to $17.5 million, an increase of $1.3 million, or 8%, compared to the same quarter in the prior year. For the six months ended June 30, 2016, non-interest expense amounted to $34.4 million, an increase of $1.9 million, or 6%, over the six months ended June 30, 2015. Increases in expenses over the prior year primarily related to increases in salaries and benefits and technology expenses due to the Company’s strategic growth and market expansion initiatives. Non-interest expense for the six months ended June 30, 2016 also included increases in audit, legal and other professional costs. Additionally, year-to-date other expenses decreased primarily due to the 2015 prepayment fees associated with the redemption of the Trust Preferred Securities, partially offset by an increase in outsources services in the current year.

Sources and Uses of Funds

The Company's primary sources of funds are customer and brokered deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize overnight borrowings from correspondent banks. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan or exercise of stock options, and occasionally the issuance of debt securities or the sale of new stock. During the second quarter of 2016, the Company completed a share offering, raising approximately $20.0 million in new capital ($19.7 million, net of offering costs), and contributed the net proceeds to the Bank. These funds are intended to be used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $319.5 million at June 30, 2016, and comprised 13% of total assets at both June 30, 2016 and December 31, 2015.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial loans.  Total loans increased $39.2 million, since December 31, 2015 and amounted to $1.90 billion at June 30, 2016, comprising 78% of total assets at June 30, 2016, compared to 81% at December 31, 2015. Total commercial loans amounted to $1.63 billion, or 86% of gross loans, at June 30, 2016, which was consistent with the composition at December 31, 2015.

Management's preferred strategy for funding asset growth is to grow relationship-based deposit balances, preferably transactional deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of transactional deposits is typically funded through non-transactional deposits (comprised of money market accounts, commercial tiered rate or "investment savings" accounts and term certificates of deposit) and wholesale funding (brokered deposits and borrowed funds).

At June 30, 2016, total deposits, excluding brokered deposits, amounted to $2.11 billion, an increase of $198.7 million, or 10%, from December 31, 2015 balances. Non-brokered deposit growth since December 31, 2015 occurred in all deposit categories with the largest growth noted in checking accounts.

Wholesale funding amounted to $75.0 million at June 30, 2016, compared to $160.4 million at December 31, 2015, a decrease of $85.5 million, or 53%. Wholesale funding included FHLB advances of $671 thousand and $40.7 million at June 30, 2016 and December 31, 2015, respectively, and brokered deposits of $74.3 million and $106.8 million at June 30, 2016 and December 31, 2015, respectively. At December 31, 2015, the Company also had an overnight borrowing of $13.0 million with a correspondent bank. Borrowed fund balances, FHLB advances and other borrowings, have declined $53.0 million since December 31, 2015. Brokered deposits, comprised solely of CDs, have decreased $32.5 million, or 30%, during the six months ended June 30, 2016. The Company's level of wholesale funding has declined over the current year as deposit balances have grown.

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

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with in-depth understanding of our markets, commitment to open and honest communication with clients and dedication to active community service. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy and has led to a strong referral network with local businesses, non-profit organizations and community leaders. Management believes the Company's community service reputation and culture positions the Company to be a leading provider of banking, investment advisory and wealth management, trust and insurance services in its growing market area.

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. In early July 2016, our 23rd branch, on Route 101A, in Nashua, NH, opened and the Company recently announced the anticipated opening of its 24th branch office, in Windham, NH, in 2017. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, ongoing improvements, renovations or strategic relocation of existing facilities and the continued development of recently added branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and help the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Any prolonged deterioration of the general economic environment in the national or local New England economy could have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, and other unforeseen consequences, which could have a severe negative impact on the Company's financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a downturn in the economic environment, or other factors, could have a material adverse effect on the Company's financial condition and results of operations. The risk of loss due to customers' non-payment of loans or lines of credit is called "credit risk."  Credit risk management is reviewed below in this Item 2 under the headings "Credit Risk," "Asset Quality" and "Allowance for Loan Losses."

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2016, in addition to the recent capital raised through a share offering, see the section entitled "Capital Resources" contained in this Item 2 below. At June 30, 2016, both the Company and the Bank were categorized as "well capitalized;" however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of information security, cyber security or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training, employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. The Banking Technology Steering Committee of the Board of Directors oversees the information security program, monitors the results of third-party testing and risk assessments, and responses to breaches of customer data, among other technology, security and business continuity related functions.

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

The Company has implemented layered security approaches for all delivery channels to mitigate rising cyber-security risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized cyber access, and continuously identify and prevent computer viruses on the Company's information systems. To minimize debt card losses, the Company works with a third-party provider to establish parameters for allowable transaction activity, monitor transactions, and alert customers of potential fraudulent activity.

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

Financial Condition

Total assets increased $147.5 million, or 6%, since December 31, 2015, to $2.43 billion at June 30, 2016.  The balance sheet composition and changes since December 31, 2015 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 6% of total assets at June 30, 2016, compared to 2% at December 31, 2015. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, the immediate liquidity needs of the Company, also impacting the current period cash levels was the inflow of proceeds from the share offering.

Investments

At June 30, 2016, the carrying value of the investment portfolio amounted to $319.5 million, an increase of $19.1 million, or 6%, since December 31, 2015.

The following table summarizes the fair value of investments at the dates indicated:

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$80,401	25.2%	$78,825	26.3%	$66,794	25.6%
Residential federal agency MBS(1)	75,244	23.6%	74,863	24.9%	85,577	32.8%
Commercial federal agency MBS(1)	32,225	10.1%	23,545	7.8%	—	—%
Municipal securities	106,259	33.2%	98,511	32.8%	83,963	32.2%
Corporate bonds	11,231	3.5%	10,206	3.4%	9,212	3.5%
Certificates of deposits(2)	979	0.3%	2,751	0.9%	4,004	1.5%
Total fixed income securities	306,339	95.9%	288,701	96.1%	249,550	95.6%
Equity investments	13,164	4.1%	11,657	3.9%	11,419	4.4%
Total available-for-sale investments at fair value	$319,503	100.0%	$300,358	100.0%	$260,969	100.0%
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

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMOs”) totaling $24.5 million, $20.8 million, and $15.9 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. All of the commercial MBS investments held by the Company were CMOs.

During the six months ended June 30, 2016, the Company purchased $24.5 million in securities and had principal pay downs, calls and maturities totaling $9.8 million. In addition, management sold securities with an amortized cost of approximately $1.8 million realizing net gains on sales of $65 thousand during the six months ended June 30, 2016.

Net unrealized gains on the investment portfolio amounted to $10.5 million at June 30, 2016 compared to $3.5 million and $3.6 million at December 31, 2015 and June 30, 2015, respectively. The Company attributes the increase in net unrealized gains in the current period primarily due to the impact of decreases in current market yields. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.

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

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $1.9 million for the period ended June 30, 2016, $3.1 million at December 31, 2015 and $4.2 million at June 30, 2015.

See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 78% of total assets at June 30, 2016, compared to 81% at December 31, 2015.  Total loans increased $39.2 million, compared to December 31, 2015, and $162.6 million, or 9%, since June 30, 2015.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$958,053	50.4%	$936,921	50.3%	$888,273	51.1%
Commercial and industrial	466,893	24.6%	458,553	24.7%	428,118	24.6%
Commercial construction	209,563	11.0%	202,993	10.9%	171,390	9.9%
Total commercial loans	1,634,509	86.0%	1,598,467	85.9%	1,487,781	85.6%
Residential mortgages	169,588	8.9%	169,188	9.1%	159,461	9.2%
Home equity loans and lines	85,926	4.5%	83,373	4.4%	81,017	4.6%
Consumer	10,770	0.6%	10,747	0.6%	9,919	0.6%
Total retail loans	266,284	14.0%	263,308	14.1%	250,397	14.4%

Gross loans	1,900,793	100.0%	1,861,775	100.0%	1,738,178	100.0%
Deferred fees, net	(1,607)		(1,813)		(1,632)
Total loans	1,899,186		1,859,962		1,736,546
Allowance for loan losses	(30,345)		(29,008)		(28,162)
Net loans	$1,868,841		$1,830,954		$1,708,384

As of June 30, 2016, commercial real estate loans increased $21.1 million, or 2%, compared to December 31, 2015, and increased 8% compared to June 30, 2015.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties.

Commercial and industrial loans increased $8.3 million, or 1.8%, compared to December 31, 2015, and increased 9% as compared to June 30, 2015.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans increased by $6.6 million, or 3%, since December 31, 2015, and increased 22% as compared to June 30, 2015. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $3.0 million, or 1%, since December 31, 2015, and have increased by 6% since June 30, 2015.  The increase over the same period in the prior year was primarily within the residential mortgage portfolio.

At June 30, 2016, commercial loan balances participated out to various banks amounted to $59.5 million, compared to $52.7 million at December 31, 2015, and $48.5 million at June 30, 2015.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $71.1 million, $62.3 million and $57.5 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 for information on loans serviced for others and loans pledged as collateral.

Credit Risk

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate.  The Company seeks lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry and loan size, and through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers' management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management, as well as reviews by the Loan Committee and the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of loans, individual review of problem assets, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans and the classified portions are credit downgraded to one of the adversely classified categories noted above. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company.

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

Asset Quality

At June 30, 2016 and December 31, 2015, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $31.9 million and $24.8 million, respectively. Total adversely classified loans amounted to 1.68% of total loans at June 30, 2016 as compared to 1.33% at December 31, 2015 The increase in adversely classified balances was due primarily to commercial relationships downgraded during the period, partially offset by principal payments and payoffs.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $22.0 million at June 30, 2016 and $11.3 million at December 31, 2015.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $9.9 million and $13.4 million at June 30, 2016 and December 31, 2015, respectively.  Non-accrual loans that were not adversely classified amounted to $329 thousand and $402 thousand at June 30, 2016 and December 31, 2015, respectively, and primarily represented the guaranteed portions of non-performing SBA loans. In the current period, the credit ratings of three larger commercial relationships with net carrying value of approximately $12.2 million, were downgraded to criticized or adverse risk-ratings, based on a review of their individual business circumstances, including one commercial relationship additionally designated as impaired.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Non-Accrual loan summary:
Commercial real estate	$5,895	$8,506	$9,214
Commercial and industrial	3,354	4,323	5,539
Commercial construction	280	335	543
Residential	302	366	445
Home equity	417	288	225
Consumer	16	19	38
Total non-accrual loans	10,264	13,837	16,004
Overdrafts > 90 days past due	7	8	—
Total non-performing loans	10,271	13,845	16,004
OREO	—	—	—
Total non-performing assets	$10,271	$13,845	$16,004
Total Loans	$1,899,186	$1,859,962	$1,736,546
Accruing TDR loans not included above	$16,919	$10,053	$8,764
Delinquent loans 60-89 days past due and still accruing	$1,576	$2,021	$894
Loans 60-89 days past due and still accruing to total loans	0.08%	0.11%	0.05%
Adversely classified loans to total loans	1.68%	1.33%	1.48%
Non-performing loans to total loans	0.54%	0.74%	0.92%
Non-performing assets to total assets	0.42%	0.61%	0.74%
Allowance for loan losses	$30,345	$29,008	$28,162
Allowance for loan losses to non-performing loans	295.44%	209.52%	175.97%
Allowance for loan losses to total loans	1.60%	1.56%	1.62%

The net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to several larger commercial loan payoffs and principal payments, partially offset by additional loans added to non-accrual status during the period. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December are discussed further below.

Total impaired loans amounted to $27.1 million and $23.7 million at June 30, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $17.0 million and $10.1 million at June 30, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $10.1 million and $13.6 million as of June 30, 2016 and December 31, 2015, respectively. The increase in impaired loans was primarily due to one large commercial relationship with a net carrying value of approximately $6.3 million, which was downgraded to adverse risk-rating and also designated as accruing-impaired, based on a review of its individual business circumstances, partially offset by principal pay-downs, credit upgrades, and charge-offs during the period.

In management's opinion, the majority of impaired loan balances at June 30, 2016 and December 31, 2015 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at June 30, 2016, impaired loans totaling $20.8 million required no specific reserves and impaired loans totaling $6.3 million required specific reserve allocations of $2.1 million.  At December 31, 2015, impaired loans totaling $19.1 million required no specific reserves and impaired loans totaling $4.6 million required specific reserve allocations of $1.8 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan figures above as of June 30, 2016 and December 31, 2015 were $22.2 million and $17.1 million, respectively.  TDR loans on accrual status amounted to $17.0 million and $10.1 million at June 30, 2016 and December 31, 2015, respectively. TDR loans included in non-performing loans amounted to $5.2 million and $7.1 million at June 30, 2016 and December 31, 2015, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The Company carried no OREO at either June 30, 2016 or December 31, 2015. There were no sales on OREO during the six months ended June 30, 2016; there were also no additions to OREO, or subsequent impairment write-downs during the period. During the six months ended June 30, 2015, the Company recorded $154 thousand of net gains on OREO sales; there were no subsequent write downs of OREO during that period.

Management believes that the loan portfolio continued to experience a level of modest credit stabilization during the 2016 period. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.60% at June 30, 2016, 1.56% at December 31, 2015, and 1.62% at June 30, 2015. The decline in the allowance ratio since June 30, 2015 reflects the generally improving credit quality of the loan portfolio due, in part, to improved economic conditions. However, in the current period, the credit ratings of three larger commercial relationships were downgraded to "criticized" or "adverse" risk-ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period which increased the allowance to total loan ratio compared to December 31, 2015.
Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2016.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Balance at beginning of year	$29,008	$27,121

Provision charged to operations	1,117	1,850
Recoveries on charged-off loans:
Commercial real estate	20	5
Commercial and industrial	609	167
Commercial construction	—	25
Residential	—	—
Home equity	2	14
Consumer	3	12
Total recoveries	634	223
Charged-off loans
Commercial real estate	179	—
Commercial and industrial	203	969
Commercial construction	5	—
Residential	—	—
Home equity	5	—
Consumer	22	63
Total Charged off	414	1,032

Net loans charged-off (recovered)	(220)	809
Ending Balance	$30,345	$28,162
Annualized net loans charged-off (recovered): Average loans outstanding	(0.02)%	0.10%

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

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$652,073	29.9%	$570,589	28.3%	$526,386	26.9%
Interest bearing checking	357,139	16.3%	313,674	15.5%	340,179	17.3%
Total checking	1,009,212	46.2%	884,263	43.8%	866,565	44.2%

Savings	185,896	8.5%	167,304	8.3%	163,644	8.3%
Money markets	744,165	34.1%	692,114	34.3%	641,796	32.8%
Total savings/money markets	930,061	42.6%	859,418	42.6%	805,440	41.1%

Certificates of deposit	170,841	7.8%	167,697	8.3%	168,104	8.6%
Total non-brokered deposits(1)	2,110,114	96.6%	1,911,378	94.7%	1,840,109	93.9%

Brokered deposits (2)	74,316	3.4%	106,770	5.3%	119,389	6.1%
Total deposits	$2,184,430	100.0%	$2,018,148	100.0%	$1,959,498	100.0%

(1)
Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

(2)	Primarily brokered CDs $250,000 and under

As of June 30, 2016, deposits, excluding brokered deposits, increased $198.7 million, or 10%, since December 31, 2015, and $270.0 million, or 15%, since June 30, 2015. Non-brokered deposit growth since December 31, 2015 occurred in all deposit categories with the largest growth noted in checking accounts.

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $75.0 million at June 30, 2016, compared to $160.4 million at December 31, 2015, a decrease of $85.5 million, or 53%.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at June 30, 2016, December 31, 2015, and June 30, 2015 brokered deposits were comprised only of brokered CDs. Brokered CDs decreased $32.5 million, or 30%, during the six months ended June 30, 2016, and the Company's level of borrowed funds have also declined over the same period as deposit balances have grown. Brokered CDs outstanding at June 30, 2016 had a weighted average remaining life of approximately 1.6 years.

Borrowed Funds and Subordinated Debt

Borrowed funds amounted to $671 thousand at June 30, 2016, compared to $53.7 million at December 31, 2015 and $1.3 million at June 30, 2015. Borrowed fund balances have declined $53.0 million, since year end as deposits have grown.
At June 30, 2016 and June 30, 2015, borrowed funds consisted of FHLB borrowings only. At December 31, 2015, the borrowed funds balance was comprised of FHLB borrowings of $40.7 million and an overnight borrowing with a correspondent bank, totaling $13.0 million.

At June 30, 2016, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $407.0 million and capacity to borrow from the FRB Discount Window of approximately $114.0 million.

The Company also had $14.8 million of outstanding subordinated debt at June 30, 2016, December 31, 2015 and June 30, 2015, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

In March 2015, the Company used proceeds from the $15.0 million in Notes to payoff its outstanding debt of $10.8 million. See also Note 6, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's previous debt.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  The Company's liquidity policies are set and monitored by the Company's Board of Directors.  The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At June 30, 2016, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to its existing stockholders and new investors. See "Capital Resources," below for information on the Company's recent share offering.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of June 30, 2016, both the Company and the Bank qualify as "well capitalized" under applicable regulations of Basel III, the Federal Reserve Board and the FDIC.

Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. The current regulatory requirements, and the Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2016 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$241,010	11.93%	$161,553	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$200,158	9.91%	$121,165	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$200,158	8.69%	$92,137	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$200,158	9.91%	$90,873	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$239,169	11.84%	$161,544	8.00%	$201,930	10.00%
Tier 1 Capital (to risk weighted assets)	$213,146	10.56%	$121,158	6.00%	$161,544	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$213,146	9.25%	$92,123	4.00%	$115,154	5.00%
Common equity tier 1 capital (to risk weighted assets)	$213,146	10.56%	$90,869	4.50%	$131,255	6.50%

Under Basel III, capital ratio requirements for all banking organizations increased and include a "capital conservation buffer," which is being phased in through 2019, and is in addition to each capital ratio at a level of 2.50% of risk weighted assets. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank in 2019 after the full phase-in period are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
(Dollars in thousands)
Total Capital (to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Capital (to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Capital (to average assets) or Leverage ratio	4.00%	—%	4.00%
Common equity tier 1 capital to risk weighted assets	4.50%	2.50%	7.00%

The Company has a shelf registration statement, which became effective on September 24, 2013 and expires in September 2016, that registers the offering and sale, from time to time, of the Company’s common stock, rights to purchase common stock or preferred stock (or any combination thereof). The shelf registration statement provides the Company with the flexibility to raise up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities.

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering, at an offering price of $21.50, under its existing shelf registration statement. The Company issued 930 thousand shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes.

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

For the six months ended June 30, 2016, the Company paid $2.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 28,923 shares of the Company's common stock totaling $673 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 624 shares of the Company's common stock totaling $14 thousand during the six months ended June 30, 2016.

On July 19, 2016, the Company announced a quarterly dividend of $0.13 per share to be paid on September 1, 2016 to stockholders of record as of August 11, 2016. The 2016 dividend rate represents a 4.0% increase over the 2015 dividend rate.

Assets Under Management

Total assets under management, includes total assets, investment assets under management, and loans serviced for others. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

Investment assets under management increased $5.5 million, or 1%, since December 31, 2015, but have decreased by $25.4 million, or 4%, since June 30, 2015.

Total assets under management increased $159.4 million, or 5%, since December 31, 2015 and $247.5 million, or 8% since June 30, 2015.

The following table sets forth the fair market value of assets under management and its components at the dates indicated.

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Total assets	$2,433,053	$2,285,531	$2,170,477
Loans serviced for others	77,648	71,272	67,337
Investment assets under management	683,884	678,377	709,292
Total assets under management	$3,194,585	$3,035,180	$2,947,106

Results of Operations
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Unless otherwise indicated, the reported results are for the three months ended June 30, 2016 with the "same period," the "comparable period," and "prior period" being the three months ended June 30, 2015. Average yields are presented on a tax equivalent basis.

The Company's second quarter 2016 net income amounted to $4.8 million, compared to $3.5 million for the same period in 2015, an increase of $1.3 million, or 36%.  Diluted earnings per common share were $0.45 and $0.34 for the three months ended June 30, 2016 and June 30, 2015, respectively, an increase of 32%.

Net Interest Income

The Company's net interest income for the quarter ended June 30, 2016 amounted to $21.3 million, compared to $19.2 million for the quarter ended June 30, 2015, an increase of $2.1 million, or 11%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's tax equivalent net interest margin ("margin") was 4.02% for the three months ended June 30, 2016, which is consistent with the quarterly margin of 4.02% for the three months ended March 31, 2016. For the quarter ended June 30, 2015, margin was 3.98%.

 Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,861	$2,045	$(35)	$(149)
Investment securities	328	396	42	(110)
Other interest earning assets (1)	6	(21)	56	(29)
Total interest earnings assets	2,195	2,420	63	(288)
Interest Expense
Interest checking, savings and money market	72	70	—	2
Certificates of deposit	35	—	38	(3)
Brokered CDs	(27)	(76)	74	(25)
Borrowed funds	13	12	—	1
Subordinated debt	(3)	—	(2)	(1)
Total interest-bearing funding	90	6	110	(26)
Change in net interest income	$2,105	$2,414	$(47)	$(262)
__________________________________________

(1)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2016 and 2015.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,882,086	$21,032	4.56%	$1,702,801	$19,171	4.56%
Investments (3)	303,050	1,551	2.68%	242,403	1,223	2.61%
Other Interest Earning Assets (4)	21,844	49	0.90%	43,863	43	0.39%
Total interest earnings assets	2,206,980	22,632	4.26%	1,989,067	20,437	4.23%
Other assets	105,728			89,310
Total assets	$2,312,708			$2,078,377

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,214,731	608	0.20%	$1,074,092	536	0.20%
Certificates of deposit	170,974	283	0.67%	170,868	248	0.58%
Brokered CDs	80,567	208	1.04%	119,373	235	0.79%
Borrowed funds	10,064	14	0.56%	1,316	1	0.54%
Subordinated debt (5)	14,826	230	6.26%	14,812	233	6.30%
Total interest-bearing funding	1,491,162	1,343	0.36%	1,380,461	1,253	0.36%

Net interest rate spread			3.90%			3.87%

Demand deposits	616,096	—		511,919	—
Total deposits, borrowed funds and subordinated debt	2,107,258	1,343	0.26%	1,892,380	1,253	0.27%
Other liabilities	14,790			13,856
Total liabilities	2,122,048			1,906,236

Stockholders' equity	190,660			172,141
Total liabilities and stockholders' equity	$2,312,708			$2,078,377

Net interest income		$21,289			$19,184
Net interest margin (tax equivalent)			4.02%			3.98%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $772 thousand and $546 thousand for the quarters ended June 30, 2016 and June 30, 2015, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the second quarter of 2016, total interest and dividend income amounted to $22.6 million, an increase of $2.2 million, or 11%, compared to the prior period.  The increase resulted primarily from an increase of $217.9 million, or 11%, in the average balance of interest earning assets. The yield on interest earning assets also increased 3 basis points.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $21.0 million for the three months ended June 30, 2016, an increase of $1.9 million, or 10%, over the comparable period, due primarily to loan growth. The average balances of loans and loans held for sale increased $179.3 million, or 11%, for the three months ended June 30, 2016 compared to the same period in 2015.

Income on investment securities amounted to $1.6 million, an increase of $328 thousand, or 27%, compared to the same period in 2015. This increase primarily resulted from an increase of $60.6 million, or 25%, in the average balance of investment securities, and to a lesser extent, an increase in investment yields of 7 basis points.

Interest Expense

For the three months ended June 30, 2016, total interest expense amounted to $1.3 million, an increase of $90 thousand, or 7%, compared to the prior period. The increase in interest expense was primarily due to increases in CD and brokered CD rates, as well as, higher average balances in interest checking, savings and money market accounts, partially offset by a decline in brokered CD balances.

Interest expense on interest checking, savings and money market accounts amounted to $608 thousand, an increase of $72 thousand, or 13%, compared to the comparable prior year period due primarily to an increase in average balances of $140.6 million, or 13%, to $1.21 billion from $1.07 billion.

Interest expense on CDs amounted to $283 thousand, and increase of $35 thousand, or 14%, compared to the same period in the prior period, primarily due to a change in rates. The average rate increased 9 basis points and amounted to 0.67%, while average balances remained consistent with the prior year.

Interest expense on brokered CDs amounted to $208 thousand, a decrease of $27 thousand, or 11%, compared to the comparable prior year period, due primarily to a decrease in average balances, partially offset by an increase in average rates. Average balances decreased $38.8 million, or 33%, while average rates increased 25 basis points.

For the three months ended June 30, 2016, the average balance of non-interest bearing demand deposits increased $104.2 million, or 20%, as compared to the same period in 2015.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 30% of total average deposit balances for the three months ended June 30, 2016, compared to 27% for the three months ended June 30, 2015, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $267 thousand for three months ended June 30, 2016, a decrease of $958 thousand compared to the same period last year.  The decrease in the provision for 2016 was due primarily to improving credit quality, a lower level of charge-offs, and the lower level of loan growth during the 2016 period, as compared to the 2015 period. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality.

The provision for loan losses is a significant factor in the Company's operating results. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2015 Annual Report on Form 10-K. There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's 2015 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended June 30, 2016 amounted to $3.6 million, a decrease of $96 thousand, or 3%, as compared to the three months ended June 30, 2015, due primarily to a reduction in net gains on sales of investment securities (a decrease of $393 thousand). Investment sales are typically driven by market opportunities. The changes partially offsetting this decrease are noted below:

•	Investment Advisory fees increased $118 thousand, or 10%.

•	Deposit and interchange fees increased $62 thousand, or 5%.

•	Income on bank-owned life insurance increase $90 thousand, or 89%.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2016 amounted to $17.5 million, an increase of $1.3 million, or 8%, compared to the same period in 2015. The significant changes are discussed below:

•	Salaries and employee benefits increased $927 thousand, or 9%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•
Technology and telecommunications expense increased $170 thousand, or 12%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

Income Taxes

The effective tax rate for the quarter ended June 30, 2016 was 32.4%, compared to 34.5% for the quarter ended June 30, 2015. The decline in the effective rate was primarily due to an increase in the level of tax exempt income compared to the same period in the prior year.

Results of Operations
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Unless otherwise indicated, the reported results are for the six months ended months ended June 30, 2016 with the "same period," the "comparable period," "prior year," and "prior period" being the six months ended months ended June 30, 2015. Average yields are presented on a tax equivalent basis.

The Company's net income for the six months ended June 30, 2016 amounted to $9.1 million compared to $7.1 million for the same period in 2015, an increase of $1.9 million, or 27%.  Diluted earnings per share were $0.86 and $0.69 for the six months ended June 30, 2016 and June 30, 2015, respectively, an increase of 25%.

Net Interest Income

The Company's net interest income for the six months ended June 30, 2016 was $42.4 million compared to $37.6 million for the six months ended June 30, 2015, an increase of $4.7 million, or 13%.  The increase in net interest income over the comparable year-to-date period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 4.02% for the six months ended June 30, 2016, compared to 3.96% for the six months ended June 30, 2015.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$4,160	$4,082	$155	$(77)
Investment securities	643	797	84	(238)
Other interest earning assets (1)	18	(31)	84	(35)
Total interest earnings assets	4,821	4,848	323	(350)

Interest Expense
Interest checking, savings and money market	157	140	—	17
Certificates of deposit	45	(20)	61	4
Brokered CDs	(27)	(108)	103	(22)
Borrowed funds	55	27	12	16
Subordinated debt	(143)	(60)	(90)	7
Total interest-bearing deposits, borrowed funds and subordinated debt	87	(21)	86	22
Change in net interest income	$4,734	$4,869	$237	$(372)
_________________________________

(1)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended months ended June 30, 2016 and 2015.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2016			Six months ended June 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,873,198	$41,913	4.56%	$1,693,119	$37,753	4.54%
Investments (3)	300,813	3,091	2.69%	240,021	2,448	2.62%
Other interest earning assets (4)	19,586	93	0.96%	33,135	75	0.45%
Total interest earnings assets	2,193,597	45,097	4.27%	1,966,275	40,276	4.23%
Other assets	101,971			90,624
Total assets	$2,295,568			$2,056,899

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,197,292	1,213	0.20%	$1,055,708	1,056	0.20%
Certificates of deposit	167,802	545	0.65%	174,561	500	0.58%
Brokered CDs	88,412	429	0.98%	115,577	456	0.80%
Borrowed funds	28,474	77	0.54%	12,892	22	0.35%
Subordinated debt (5)	14,825	461	6.26%	16,457	604	7.36%
Total interest-bearing funding	1,496,805	2,725	0.37%	1,375,195	2,638	0.39%

Net interest rate spread			3.90%			3.84%
Demand deposits	596,733	—		496,333	—
Total deposits, borrowed funds and subordinated debt	2,093,538	2,725	0.26%	1,871,528	2,638	0.28%
Other liabilities	14,737			14,636
Total liabilities	2,108,275			1,886,164
Stockholders' equity	187,293			170,735
Total liabilities and stockholders' equity	$2,295,568			$2,056,899
Net interest income		$42,372			$37,638
Net interest margin (tax equivalent)			4.02%			3.96%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.5 million for the six months ended June 30, 2016 and $1.1 million for the comparable period in 2015.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $45.1 million for the six months ended June 30, 2016, an increase of $4.8 million, or 12%, compared to the prior period.  The increase resulted primarily from an increase of $227.3 million, or 12%, in the average balance of interest earning assets. The yield on interest earning assets also increased 4 basis points.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $41.9 million, an increase of $4.2 million, or 11%, over the comparable period, due primarily to loan growth.  The average loans and loans held for sale balances increased $180.1 million, or 11%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.56% for the six months ended June 30, 2016, an increase of 2 basis points since the same period in 2015.

Income on investment securities amounted to $3.1 million, an increase of $643 thousand, or 26%, compared to the same period in 2015. This increase primarily resulted from an increase in the average balance of investment securities by $60.8 million, or 25%. The average yield on investment securities also increased 7 basis points.

Interest Expense

For the six months ended June 30, 2016, total interest expense amounted to $2.7 million, an increase of $87 thousand, or 3% due to increases in both rates and average balances, partially offset by lower interest expense on subordinated debt, outlined in more detail below.

Interest expense on interest checking, savings and money market accounts amounted to $1.2 million, an increase of $157 thousand, or 15%, compared to the comparable prior year period due primarily to an increase in average balances of $141.6 million, or 13%, to $1.20 billion from $1.06 billion.

Interest expense on borrowed funds amounted to $77 thousand, an increase of $55 thousand due to increases in both the average balances and the average rate. The average balance increased $15.6 million and the average rate increased 19 basis points.

Interest expense on subordinated debt amounted to $461 thousand, a decrease of $143 thousand, or 24%, over the same period in 2015. The decrease resulted from a decrease in both the average rate and in the average balance. The average rate declined to 6.26% from 7.36% in the comparable period as a result of the lower rate on the Notes issued in January 2015. The average balances decreased $1.6 million due to the timing of the issuance of the Notes versus the redemption in full in March 2015 of the $10.8 million of outstanding Junior Subordinated debentures that originated in 2000, from the sale of trust preferred securities by Enterprise Capital Trust (the "Trust"), a former subsidiary of the Company.

For the six months ended June 30, 2016, the average balance of non-interest bearing demand deposits increased $100.4 million, or 20%, as compared to the same period in 2015.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% and 27% of total average deposit balances for the six months ended months ended June 30, 2016 and 2015, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.1 million for the six months ended June 30, 2016, a decrease of $733 thousand compared to the same period last year.  The decrease in the provision for 2016 was due primarily to improving credit quality, a lower level of charge-offs, and the lower level of loan growth during the 2016 period, as compared to the 2015 period. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality.

The provision for loan losses is a significant factor in the Company's operating results. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2015 Annual Report on Form 10-K. There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's 2015 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The provision for loan losses is a significant factor in the Company's operating results.

Non-Interest Income

Non-interest income for the six months ended June 30, 2016 amounted to $6.8 million, a decrease of $915 thousand, or 12%, as compared to the six months ended June 30, 2015, due primarily to a reduction in net gains on sales of investment securities of$1.3 million. Investment sales are typically driven by market opportunities. The changes partially offsetting this decrease are discussed below:

•	Deposit and interchange fees increased $150 thousand, or 6%.

•	Income on bank-owned life insurance increase $181 thousand, or 90%, due primarily to the purchase of additional BOLI investments in the third quarter of 2015.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2016 amounted to $34.4 million, an increase of $1.9 million, or 6%, compared to the same period in 2015.  The significant changes are discussed below:

•	Salaries and employee benefits increased by $1.8 million, or 9%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses decreased $115 thousand, or 3%, due primarily to lower snow removal costs and utility expenses.

•
Technology and telecommunications expense increased $176 thousand, or 6%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

•	Audit, legal and other professional expenses increased $155 thousand, or 21%, primarily due to increased audit costs for services in the current year.

•
Other non-interest expense decreased $148 thousand, or 5%, due primarily to the prepayment fees ($285 thousand) associated with the redemption of the Trust Preferred Securities in the prior year, partially offset by increased outsourcing services ($102 thousand) in the current year.

Income Taxes

The effective tax rate for the six months ended June 30, 2016 was 33.4%, compared to 35.2% for the six months ended June 30, 2015. The decline in the effective rate was primarily due to an increase in the level of tax exempt income compared to the same period in the prior year.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effects of this ASU on the Company's financial statements and results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this Update eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses.

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this Update require that credit losses be presented as an allowance rather than as a write-down. Unlike current GAAP the Update provides for reversals of credit losses in future period net income in situations where the estimate of loss declines.

An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the ASU on the Company's financial statements and results of operations.

For information regarding recently adopted accounting pronouncements by the Company, see "Accounting pronouncements adopted by the Company" in Item (g) in Note 1, "Summary of Significant Accounting Policies," under the heading "Recently Accounting Pronouncements."

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk is interest rate risk. Oversight of interest rate risk management is the responsibility of the Board of Directors. Annually, the Board reviews and approves the Company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The Board also establishes and monitors guidelines for the Company's liquidity and capital ratios.

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

Net interest margin has remained relatively flat over the last several quarters. However, margin compression may occur if the yield curve continues to flatten and loans re-price downward while the cost of deposits remains at the same level.
There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2015 Annual Report on Form 10-K.  At June 30, 2016, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2016) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2015Annual Report on Form 10-K.

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

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*	The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015;
(iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015;
(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2016;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and
(vi) Notes to Unaudited Consolidated Interim Financial Statements.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 5, 2016	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)