Form 10-Q
period 2016-09-30
ENTERPRISE BANCORP INC /MA/
filed 2016-11-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 11,449,122 shares of the issuer's common stock outstanding- Par Value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$34,337	$32,318
Interest-earning deposits	27,823	19,177
Total cash and cash equivalents	62,160	51,495
Investment securities at fair value	349,064	300,358
Federal Home Loan Bank stock	1,884	3,050
Loans held for sale	2,171	1,709
Loans, less allowance for loan losses of $31,589 at September 30, 2016 and $29,008 at December 31, 2015	1,954,265	1,830,954
Premises and equipment, net	33,861	30,553
Accrued interest receivable	8,467	7,790
Deferred income taxes, net	13,405	14,111
Bank-owned life insurance	28,582	28,018
Prepaid income taxes	57	57
Prepaid expenses and other assets	11,277	11,780
Goodwill	5,656	5,656
Total assets	$2,470,849	$2,285,531
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,221,609	$2,018,148
Borrowed funds	671	53,671
Subordinated debt	14,831	14,822
Accrued expenses and other liabilities	17,504	18,287
Accrued interest payable	194	276
Total liabilities	$2,254,809	$2,105,204
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 11,448,502 shares issued and outstanding at September 30, 2016 (including 142,162 shares of unvested participating restricted awards), 10,377,787 shares issued and outstanding at December 31, 2015 (including 144,717 shares of unvested participating restricted awards)	114	104
Additional paid-in-capital	83,394	61,008
Retained earnings	126,543	116,941
Accumulated other comprehensive income	5,989	2,274
Total stockholders' equity	$216,040	$180,327
Total liabilities and stockholders' equity	$2,470,849	$2,285,531

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest and dividend income:
Loans and loans held for sale	$21,466	$19,785	$63,379	$57,538
Investment securities	1,629	1,377	4,720	3,825
Other interest-earning assets	96	62	189	137
Total interest and dividend income	23,191	21,224	68,288	61,500
Interest expense:
Deposits	1,138	1,022	3,325	3,033
Borrowed funds	2	10	79	32
Subordinated debt	234	232	695	837
Total interest expense	1,374	1,264	4,099	3,902
Net interest income	21,817	19,960	64,189	57,598
Provision for loan losses	1,386	250	2,503	2,100
Net interest income after provision for loan losses	20,431	19,710	61,686	55,498
Non-interest income:
Investment advisory fees	1,162	1,182	3,593	3,568
Deposit and interchange fees	1,272	1,207	3,790	3,575
Income on bank-owned life insurance, net	182	157	564	358
Net gains on sales of investment securities	546	7	611	1,363
Gains on sales of loans	198	89	392	373
Other income	588	542	1,786	1,650
Total non-interest income	3,948	3,184	10,736	10,887
Non-interest expense:
Salaries and employee benefits	10,948	10,255	32,458	29,934
Occupancy and equipment expenses	1,859	1,775	5,453	5,484
Technology and telecommunications expenses	1,577	1,428	4,548	4,223
Advertising and public relations expenses	591	641	2,087	2,180
Audit, legal and other professional fees	446	564	1,342	1,305
Deposit insurance premiums	347	299	997	889
Supplies and postage expenses	241	226	728	736
Investment advisory and custodial expenses	107	102	283	237
Other operating expenses	1,298	1,258	3,929	4,037
Total non-interest expense	17,414	16,548	51,825	49,025
Income before income taxes	6,965	6,346	20,597	17,360
Provision for income taxes	2,251	2,054	6,799	5,933
Net income	$4,714	$4,292	$13,798	$11,427

Basic earnings per share	$0.41	$0.41	$1.28	$1.11
Diluted earnings per share	$0.41	$0.41	$1.27	$1.10

Basic weighted average common shares outstanding	11,430,134	10,349,232	10,801,278	10,308,310
Diluted weighted average common shares outstanding	11,498,990	10,414,254	10,869,405	10,373,464

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$4,714	$4,292	$13,798	$11,427
Other comprehensive income (loss), net of taxes:
Gross change in unrealized holding gains (losses) on investments arising during the period	(558)	1,065	6,522	234
Income tax (expense) benefit	213	(388)	(2,416)	(70)
Net unrealized holding gains (losses), net of tax	(345)	677	4,106	164
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	546	7	611	1,363
Income tax expense	(196)	(2)	(220)	(475)
Reclassification adjustment for gains realized, net of tax	350	5	391	888

Total other comprehensive income (loss)	(695)	672	3,715	(724)
Comprehensive income	$4,019	$4,964	$17,513	$10,703

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2015	$104	$61,008	$116,941	$2,274	$180,327
Net income			13,798		13,798
Other comprehensive income, net				3,715	3,715
Tax benefit from stock compensation		229			229
Common stock dividend paid ($0.39 per share)			(4,196)		(4,196)
Common stock issued under dividend reinvestment plan	—	1,023			1,023
Common stock issued other, net of expenses	9	19,784			19,793
Stock-based compensation, net	1	1,117			1,118
Stock options exercised, net	—	233			233
Balance at September 30, 2016	$114	$83,394	$126,543	$5,989	$216,040

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income	$13,798	$11,427
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,503	2,100
Depreciation and amortization	4,387	4,162
Stock-based compensation expense	1,349	1,365
Mortgage loans originated for sale	(19,943)	(18,013)
Proceeds from mortgage loans sold	19,873	19,432
Net gains on sales of loans	(392)	(373)
Net gains on sales of OREO	—	(154)
Net gains on sales of investments	(611)	(1,363)
Income on bank-owned life insurance, net	(564)	(358)
Changes in:
Accrued interest receivable	(677)	(1,001)
Prepaid expenses and other assets	357	7,807
Deferred income taxes	(1,490)	(427)
Accrued expenses and other liabilities	290	1,700
Subordinated debt issuance costs	9	(190)
Accrued interest payable	(82)	(314)
Net cash provided by operating activities	18,807	25,800
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	4,729	13,677
Net proceeds (purchases) from FHLB capital stock	1,166	(882)
Proceeds from maturities, calls and pay-downs of investment securities	16,708	21,276
Purchase of investment securities	(65,846)	(73,940)
Net increase in loans	(125,814)	(119,095)
Additions to premises and equipment, net	(7,033)	(2,970)
Proceeds from OREO sales and payments	—	1,015
Proceeds from bank-owned life insurance	405	—
Purchase of bank-owned life insurance	—	(11,390)
Net cash used in investing activities	(175,685)	(172,309)
Cash flows from financing activities:
Net increase in deposits	203,461	195,069
Net decrease in borrowed funds	(53,000)	(34,729)
Repayment of subordinated debt	—	(10,825)
Proceeds from issuance of subordinated debt	—	15,000
Cash dividends paid	(4,196)	(3,863)
Proceeds from issuance of common stock	20,816	1,086
Proceeds from exercise of stock options, net of repurchases for tax withholdings	233	407
Tax benefit from stock-based compensation	229	4
Net cash provided by financing activities	167,543	162,149

Net increase in cash and cash equivalents	10,665	15,640
Cash and cash equivalents at beginning of period	51,495	40,146
Cash and cash equivalents at end of period	$62,160	$55,786

Supplemental financial data:
Cash Paid For: Interest	$4,098	$4,216
Cash Paid For: Income Taxes	8,021	5,291

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	1,215	—
 See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2015 audited consolidated financial statements and notes thereto contained in the 2015 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company" or "Enterprise"), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2016 (the "2015 Annual Report on Form 10-K").  The Company has not changed its accounting policies from those disclosed in its 2015 Annual Report on Form 10-K.

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

At September 30, 2016, the Company had 23 full service branches serving the greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. The Company also recently announced the anticipated opening of its 24th branch in Windham, NH in 2017, subject to the receipt of all requisite regulatory approvals. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, and deposit and cash management services. The Company also offers investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year. The Company has evaluated subsequent events and transactions from September 30, 2016 through November 7, 2016 for potential recognition or disclosure as required by GAAP.

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

(c) Reporting Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company's only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale, net of deferred income taxes. Pursuant to Accounting Standards, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to purchase certain levels of FHLB capital stock at par value in association with the Company's borrowing relationship from the FHLB.  From time-to-time, the FHLB may initiate the repurchase, at par value, of "excess" levels of its capital stock held by member banks. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2016.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2013 through 2015 tax years.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(f) Capital Raised

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering, at an offering price of $21.50 per share, under its SEC shelf registration statement that expired in September 2016. The Company issued 930 thousand shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes.

(g) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities are required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company early adopted this ASU as of January 1, 2015 in relation to the Company's Fixed-to-Floating Rate Subordinated Notes issued in January 2015. This adoption did not have a material impact on the Company's financial statements or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU will align more closely GAAP income statement presentation guidance with International Audit Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard did not have an impact on the Company's financial statements.

Accounting pronouncements not yet adopted by the Company

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" to amend the effective date of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The FASB has since issued additional related ASUs amendments intended to clarify certain aspects and improve understanding of the implementation guidance of Topic 606 but do not change the core principles of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of Topic 606. The Company is currently evaluating the potential impact of the ASU and its amendments on the Company's financial statements and results of operations.

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

Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this Update require that credit losses be presented as an allowance rather than as a write-down. Unlike current GAAP, the Update provides for reversals of credit losses in future period net income in situations where the estimate of loss declines.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows - Classification of Certain Cash Receipts and Cash Payments. The amendments are intended to reduce diversity in practice related to the presentation of eight specific cashflow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect it to have a material impact on the Company's financial statements and results of operations.

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$78,667	$1,478	$—	$80,145
Residential federal agency MBS (1)	87,678	1,215	187	88,706
Commercial federal agency MBS(1)	43,801	907	29	44,679
Municipal securities	107,768	3,822	34	111,556
Corporate bonds	10,850	284	3	11,131
Certificates of deposits (2)	950	20	—	970
Total fixed income securities	329,714	7,726	253	337,187
Equity investments	9,962	2,065	150	11,877
Total available-for-sale securities, at fair value	$339,676	$9,791	$403	$349,064

	December 31, 2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$78,626	$352	$153	$78,825
Residential federal agency MBS(1)	75,105	406	648	74,863
Commercial federal agency MBS(1)	23,908	—	363	23,545
Municipal securities	96,189	2,357	35	98,511
Corporate bonds	10,257	44	95	10,206
Certificates of deposits (2)	2,753	—	2	2,751
Total fixed income securities	286,838	3,159	1,296	288,701
Equity investments	10,043	1,966	352	11,657
Total available-for-sale securities, at fair value	$296,881	$5,125	$1,648	$300,358
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

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMOs”) totaling $33.9 million and $20.8 million at September 30, 2016 and December 31, 2015 respectively. All of the commercial MBS investments held by the Company were CMOs issued by U.S agencies.

At September 30, 2016, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio (approximately 18%) invested in individual common stock of entities in the financial services industry.

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

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$—	$—	$—	$—	$—	$—	—
Residential federal agency MBS	17,008	106	8,650	81	25,658	187	9
Commercial federal agency MBS	9,305	29	—	—	9,305	29	4
Municipal securities	3,720	34	—	—	3,720	34	6
Corporate bonds	637	2	109	1	746	3	4
Certificates of deposit	—	—	—	—	—	—	—
Equity investments	—	—	2,826	150	2,826	150	3
Total temporarily impaired investments	$30,670	$171	$11,585	$232	$42,255	$403	26

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$27,420	$153	$—	$—	$27,420	$153	8
Residential federal agency MBS	20,517	275	10,935	373	31,452	648	14
Commercial federal agency MBS	23,545	363	—	—	23,545	363	9
Municipal securities	6,988	33	261	2	7,249	35	13
Corporate bonds	4,574	78	419	17	4,993	95	37
Certificates of deposit	1,976	2	—	—	1,976	2	10
Equity investments	4,204	351	24	1	4,228	352	5
Total temporarily impaired investments	$89,224	$1,255	$11,639	$393	$100,863	$1,648	96

Management regularly reviews the portfolio for securities with unrealized losses that could be other-than-temporarily impaired.  During the nine months ended September 30, 2016 and 2015, the Company did not record any fair value impairment charges on its investments. Management attributes these unrealized losses to increases in market yields compared to the yields at the time the investments were purchased by the Company and the impact of market value

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

fluctuations on the equity portion of our portfolio. Management does not consider these investments to be other-than-temporarily impaired at September 30, 2016, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At September 30, 2016, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at September 30, 2016 of total fixed income investments was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$14,615	$14,666
Due after one, but within five years	102,882	104,944
Due after five, but within ten years	98,651	101,813
Due after ten years	113,566	115,764
Total fixed income securities	$329,714	$337,187

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities and corporate bonds totaling $51.1 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $335.0 million at September 30, 2016.

Sales of investments, including pending trades, for the three and nine months ended September 30, 2016 and September 30, 2015 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Amortized cost of investments sold	$2,354	$1,456	$4,118	$12,314
Gross realized gains on sales	546	7	611	1,522
Gross realized losses on sales	—	—	—	(159)
Total proceeds from sales of investments	$2,900	$1,463	$4,729	$13,677

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

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial real estate	$1,008,362	$936,921
Commercial and industrial	490,590	458,553
Commercial construction	215,432	202,993
Total commercial loans	1,714,384	1,598,467
Residential mortgages	172,556	169,188
Home equity loans and lines	90,116	83,373
Consumer	10,634	10,747
Total retail loans	273,306	263,308

Gross loans	1,987,690	1,861,775
Deferred loan origination fees, net	(1,836)	(1,813)
Total loans	1,985,854	1,859,962
Allowance for loan losses	(31,589)	(29,008)
Net loans	$1,954,265	$1,830,954

Loan Categories

- Commercial loans:

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years.  Variable interest rate loans have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company's financial statements.  Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is a participating institution amounted to $86.8 million at September 30, 2016 and $62.3 million at December 31, 2015.

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

Loans serviced for others

At September 30, 2016 and December 31, 2015, the Company was servicing residential mortgage loans owned by investors amounting to $18.4 million and $18.5 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $62.4 million and $52.7 million at September 30, 2016 and December 31, 2015, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial real estate	$263,718	$281,802
Residential mortgages	122,635	118,855
Home equity	13,309	13,972
Total loans pledged to FHLB	$399,662	$414,629

(4)	Allowance for Loan Losses

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry and loan size, and through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired, adversely classified, and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in the geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economies, among other factors. However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

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

The balances of loans as of September 30, 2016 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,533	$993,829	$1,008,362
Commercial and industrial	10,343	480,247	490,590
Commercial construction	3,059	212,373	215,432
Residential mortgages	297	172,259	172,556
Home equity loans and lines	499	89,617	90,116
Consumer	3	10,631	10,634
Total gross loans	$28,734	$1,958,956	$1,987,690

The balances of loans as of December 31, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$12,287	$924,634	$936,921
Commercial and industrial	7,810	450,743	458,553
Commercial construction	3,032	199,961	202,993
Residential mortgages	366	168,822	169,188
Home equity loans and lines	169	83,204	83,373
Consumer	24	10,723	10,747
Total gross loans	$23,688	$1,838,087	$1,861,775

Credit quality indicators

Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors internal credit quality indicators such as the risk classification of individual loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators. These credit quality indicators are discussed below.

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

	September 30, 2016
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,280	$—	$—	$992,082	$1,008,362
Commercial and industrial	13,044	182	2	477,362	490,590
Commercial construction	1,636	—	—	213,796	215,432
Residential mortgages	1,190	—	—	171,366	172,556
Home equity loans and lines	658	—	—	89,458	90,116
Consumer	31	—	—	10,603	10,634
Total gross loans	$32,839	$182	$2	$1,954,667	$1,987,690

	December 31, 2015
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$12,487	$—	$—	$924,434	$936,921
Commercial and industrial	8,670	—	3	449,880	458,553
Commercial construction	1,776	—	—	201,217	202,993
Residential mortgages	1,278	—	—	167,910	169,188
Home equity loans and lines	503	—	5	82,865	83,373
Consumer	38	11	—	10,698	10,747
Total gross loans	$24,752	$11	$8	$1,837,004	$1,861,775

Total adversely classified loans amounted to 1.66% of total loans at September 30, 2016, as compared to 1.33% at December 31, 2015. At September 30, 2016, as compared to December 31, 2015, adversely classified balances increased, due primarily to four larger commercial relationships downgraded during the period with a net aggregate carrying value of approximately $17.5 million, partially offset by payoffs, credit upgrades and principal payments. Although some weaknesses had been identified necessitating the downgrades, these loans continued to perform in accordance with their original terms.

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

 The following tables present an age analysis of past due loans as of the dates indicated.

	Balance at September 30, 2016
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$5,030	$822	$1,319	$7,171	$1,001,191	$1,008,362	$5,639
Commercial and industrial	198	385	1,236	1,819	488,771	490,590	3,128
Commercial construction	2,866	—	—	2,866	212,566	215,432	209
Residential mortgages	1,552	—	103	1,655	170,901	172,556	297
Home equity loans and lines	680	60	296	1,036	89,080	90,116	607
Consumer	106	4	8	118	10,516	10,634	8
Total gross loans	$10,432	$1,271	$2,962	$14,665	$1,973,025	$1,987,690	$9,888

	Balance at December 31, 2015
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,641	$1,532	$3,256	$6,429	$930,492	$936,921	$8,506
Commercial and industrial	1,332	693	2,125	4,150	454,403	458,553	4,323
Commercial construction	581	—	7	588	202,405	202,993	335
Residential mortgages	354	280	57	691	168,497	169,188	366
Home equity loans and lines	634	9	73	716	82,657	83,373	288
Consumer	36	15	7	58	10,689	10,747	27
Total gross loans	$4,578	$2,529	$5,525	$12,632	$1,849,143	$1,861,775	$13,845

The past due figures above may include those loans that have also been designated as non-accrual despite their payment due status. At September 30, 2016 and December 31, 2015, all loans 90 days or more past due were carried as non-accrual. Non-accrual loans that were not adversely classified amounted to $254 thousand at September 30, 2016 and $402 thousand at December 31, 2015. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below. The increase in loans 30-59 days past due category occurred primarily within the commercial real estate and

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

commercial construction portfolios at September 30, 2016 , with the majority of these loans having subsequent payments made by mid-October.

The ratio of non-accrual loans to total loans amounted to 0.50% at September 30, 2016, 0.74% at December 31, 2015, and 0.81% at September 30, 2015. Non-accrual loan balances decreased due primarily to several larger commercial loan payoffs and principal payments, partially offset by additional loans added to non-accrual status during the period.

The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At September 30, 2016 additional funding commitments for non-accrual loans was not material.

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

The carrying value of impaired loans amounted to $28.7 million and $23.7 million at September 30, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $19.0 million and $10.1 million at September 30, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $9.7 million and $13.6 million as of September 30, 2016 and December 31, 2015, respectively.  In the current period, among other downgrades to impaired status, the credit rating of one larger commercial relationship (having both commercial real estate and commercial & industrial components) with a net carrying value of approximately $7.8 million was downgraded to an adverse risk rating and also designated as accruing-impaired based on a review of the individual business circumstances. These downgrades were partially offset by principal pay-downs, credit upgrades, and charge-offs during the period.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated.

	Balance at September 30, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,332	$14,533	$12,568	$1,965	$518
Commercial and industrial	11,150	10,343	7,752	2,591	975
Commercial construction	3,098	3,059	1,632	1,427	473
Residential mortgages	391	297	297	—	—
Home equity loans and lines	646	499	499	—	—
Consumer	3	3	—	3	2
Total	$31,620	$28,734	$22,748	$5,986	$1,968

	Balance at December 31, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$14,903	$12,287	$11,734	$553	$186
Commercial and industrial	9,816	7,810	5,253	2,557	1,078
Commercial construction	3,147	3,032	1,583	1,449	499
Residential mortgages	453	366	366	—	—
Home equity loans and lines	308	169	164	5	5
Consumer	25	24	—	24	24
Total	$28,652	$23,688	$19,100	$4,588	$1,792

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three months indicated:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,828	$107	$13,360	$56
Commercial and industrial	9,889	69	8,567	16
Commercial construction	3,113	39	1,834	17
Residential mortgages	300	—	440	—
Home equity loans and lines	368	(2)	174	1
Consumer	13	1	47	—
Total	$28,511	$214	$24,422	$90

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the nine month periods indicated:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$12,399	$214	$14,277	$153
Commercial and industrial	8,801	134	9,881	74
Commercial construction	3,059	113	2,142	59
Residential mortgages	304	—	449	—
Home equity loans and lines	307	(4)	177	2
Consumer	18	1	48	—
Total	$24,888	$458	$26,974	$288

At September 30, 2016, additional funding commitments for impaired loans totaled $394 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated probable credit loss.

Total TDR loans, included in the impaired loan balances above, as of September 30, 2016 and December 31, 2015, were $24.1 million and $17.1 million, respectively. The increase in TDR loans was primarily due to the impaired commercial relationship noted above, with a net carrying value of approximately $7.8 million, also being designated as a TDR due to additional funding of $1.5 million after the pledge of additional collateral by the borrower. TDR loans on accrual status amounted to $18.9 million and $10.1 million at September 30, 2016 and December 31, 2015, respectively. TDR loans included in non-performing loans amounted to $5.2 million and $7.1 million at September 30, 2016 and December 31, 2015, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At September 30, 2016, additional funding commitments for TDR loans totaled $394 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following tables present certain information regarding loan modifications classified as troubled debt restructurings.

Loans modified as troubled debt restructurings during the three-month period ended September 30, 2016 are detailed below.

	Three months ended September 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$532	$2,026
Commercial and industrial	2	224	200
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	5	$756	$2,226

Payment defaults, during the three-month period ended September 30, 2016, on loans modified as troubled debt restructurings within the preceding twelve months are detailed below.

	Three months ended September 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$148
Commercial and industrial	—	—
Commercial construction	1	1,188
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	2	$1,336

Loans modified as troubled debt restructurings during the nine months ended September 30, 2016 are detailed below.

	Nine months ended September 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	7	$5,624	$7,016
Commercial and industrial	8	2,282	2,237
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	15	$7,906	$9,253

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults, during the nine months ended September 30, 2016, on loans modified as troubled debt restructurings within the preceding twelve months are detailed below.

	Nine months ended September 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$148
Commercial and industrial	2	389
Commercial construction	1	1,188
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	4	$1,725

There were no subsequent charge-offs associated with the TDRs noted in the table above during the nine months ended September 30, 2016. At September 30, 2016, there were $204 thousand specific reserves allocated to the TDRs entered into during the 2016 period as management considered it likely that the unreserved principal will ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the nine months ended September 30, 2016 were not material.

There were no loans modified as troubled debt restructurings during the three month period ended September 30, 2015.

Payment defaults, during the three months ended September 30, 2015, on loans modified as troubled debt restructurings within the preceding twelve months are detailed below.

Three months ended September 30, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	679
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	$679

Loans modified as troubled debt restructurings during the nine month period ended September 30, 2015 are detailed below.

	Nine months ended September 30, 2015
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$269	$274
Commercial and industrial	4	869	823
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	1	4	3
Total	8	$1,142	$1,100

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults, during the nine month period ended September 30, 2015, on loans modified as troubled debt restructurings within the preceding twelve months are detailed below.

Nine months ended September 30, 2015
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	679
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	$679

At September 30, 2015, there were specific reserves of $20 thousand allocated to the TDRs entered into during the 2015 period as management considered it likely that the unreserved principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the nine months ended amounted to $18 thousand.

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

The Company carried no OREO at either September 30, 2016 or December 31, 2015. There were no sales on OREO during the nine months ended September 30, 2016; there were also no additions to OREO, or subsequent impairment write-downs during the period. During the nine months ended September 30, 2015, the Company recorded $154 thousand of net gains on OREO sales; there were no subsequent write-downs of OREO during that period.

At September 30, 2016, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $325 thousand compared with none at December 31, 2015.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $31.6 million at September 30, 2016, compared to $29.0 million at December 31, 2015, and $28.1 million at September 30, 2015. For the nine months ended September 30, 2016 and September 30, 2015, the provision for loan losses amounted to $2.5 million and $2.1 million, respectively. The increase in the provision for 2016 was due primarily to credit downgrades (partially offset by a lower level of charge-offs), and the higher level of loan growth during the 2016 period, as compared to the 2015 period as noted below.

In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the nine months ended September 30, 2016 was $125.9 million compared to $118.0 million during the nine months ended September 30, 2015. Total non-performing loans as a percentage of total loans declined to 0.50% at September 30, 2016, compared to 0.81% at September 30, 2015. The Company recorded net recoveries of $78 thousand for the nine months ended September 30, 2016, compared to net charge-offs of $1.1 million for the nine months ended September 30, 2015. The balance of the allowance for loan losses allocated to impaired and classified loans amounted to $4.1 million at September 30, 2016, compared to $3.2 million at September 30, 2015. During the current period. management downgraded the credit rating three larger commercial relationships to "criticized" or "adverse" risk ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period, which increased the provision and the allowance to total loan ratio compared to December 31, 2015; however, these loans continue to perform in accordance with their original terms.

The allowance for loan losses to total loans ratio was 1.59% at September 30, 2016, 1.56% at December 31, 2015 and 1.57% at September 30, 2015. As noted above, during the nine months ended September 30, 2016, the credit ratings of three larger commercial relationships were downgraded to "criticized" or "adverse" risk-ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period which increased the allowance to total loan ratio compared to December 31, 2015.

Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2016.

Changes in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2016	$14,514	$9,913	$4,056	$1,085	$552	$225	$30,345
Provision	581	761	22	17	4	1	1,386
Recoveries	—	28	—	—	—	1	29
Less: Charge offs	—	151	—	—	—	20	171
Ending Balance at September 30, 2016	$15,095	$10,551	$4,078	$1,102	$556	$207	$31,589

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2015	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	1,740	510	178	41	19	15	2,503
Recoveries	20	637	—	—	2	4	663
Less: Charge offs	179	354	5	—	5	42	585
Ending Balance at September 30, 2016	$15,095	$10,551	$4,078	$1,102	$556	$207	$31,589
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$518	$975	$473	$—	$—	$2	$1,968
Allocated to loans collectively evaluated for impairment	$14,577	$9,576	$3,605	$1,102	$556	$205	$29,621

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the three months ended September 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2015	$12,864	$10,022	$3,447	$1,022	$575	$232	$28,162
Provision	435	(311)	207	(50)	(52)	21	250
Recoveries	—	65	—	—	1	2	68
Less: Charge offs	108	232	—	—	—	10	350
Ending Balance at September 30, 2015	$13,191	$9,544	$3,654	$972	$524	$245	$28,130

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2015 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2014	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	630	1,268	245	(17)	(99)	73	2,100
Recoveries	5	232	25	—	15	14	291
Less: Charge offs	108	1,201	—	—	—	73	1,382
Ending Balance at September 30, 2015	$13,191	$9,544	$3,654	$972	$524	$245	$28,130
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$160	$1,265	$516	$—	$—	$44	$1,985
Allocated to loans collectively evaluated for impairment	$13,031	$8,279	$3,138	$972	$524	$201	$26,145

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-interest bearing demand deposits	$645,907	$570,589
Interest bearing checking	346,957	313,674
Savings	181,653	167,304
Money market	815,861	692,114
Certificates of deposit $250,000 or less	127,520	129,993
Certificates of deposit more than $250,000	44,371	37,704
Total non-brokered deposits (1)	2,162,269	1,911,378
Brokered deposits (2)	59,340	106,770
Total deposits	$2,221,609	$2,018,148
__________________________________________
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

Borrowed funds amounted to $671 thousand at September 30, 2016, compared to $53.7 million at December 31, 2015. At September 30, 2016 borrowed funds consisted of FHLB borrowings only. At December 31, 2015, the borrowed funds balance was comprised of FHLB borrowings of $40.7 million and an overnight borrowing with a correspondent bank, totaling $13.0 million.

The Company also carried subordinated debt of $14.8 million at both September 30, 2016 and December 31, 2015, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original note issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with accounting guidance that the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

In March 2015, the Company used the net proceeds from the issuance of the Notes to pay off $10.8 million of outstanding Junior Subordinated debentures that originated in 2000, from the sale of trust preferred securities by Enterprise Capital Trust (the "Trust"), a former subsidiary of the Company. The pay down of this debt allowed the trust preferred securities to be redeemed in full and the Trust to subsequently be dissolved in April 2015.

(7)	Derivatives and Hedging Activities

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At September 30, 2016 and 2015, the estimated fair values of these derivative instruments were considered to be immaterial.

Beginning in the fourth quarter of 2015, the Company implemented a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with a counterparty. The customer interest rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to fixed-rate loan payment. The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. Customer related credit risk is minimized by the cross collateralization of the loan and the interest rate swap agreement.

Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an inverse equal relationship, are recognized directly in earnings. As such, there was no net gain or loss recognized in income on Back-to-Back Swaps during the three months ended September 30, 2016.

The Company had four interest-rate swaps at September 30, 2016 with an aggregate notional amount of $26.8 million compared to two interest-rate swaps with an aggregate notional amount of $10.1 million at December 31, 2015.

Asset derivatives and liability derivatives are included in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of September 30, 2016		As of December 31, 2015
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Back-to-Back Swaps	$318	$318	$16	$16

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

By using derivative financial instruments, the Company exposes itself to counterparty credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. The Company did not have any counterparty credit risk exposure for derivative financial instruments at September 30, 2016.

Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. See the table below for amounts held at each period presented. The table below also presents the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods presented.

	September 30, 2016
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$318	$—	$318	$—	$—	$318

Liability Derivatives
Back-to-Back Swaps	$318	$—	$318	$—	$340	$(22)

	December 31, 2015
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$16	$—	$16	$—	$—	$16

Liability Derivatives
Back-to-Back Swaps	$16	$—	$16	$—	$—	$16

The Company has agreements with certain derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only occur if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap loss exposure would be equal to the percentage of the Company’s participation in the underlying loan applied

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

to the originating bank's swap loss.  At September 30, 2016, the Company had two such participation loans and management considers the risk of material swap loss exposure to be unlikely based on the swap mark-to-market and the borrower's underlying collateral and financial strength. At December 31, 2015, the Company did not have any of these agreements.

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

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the "accumulated benefit obligation," which is equal to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

Total net periodic benefit costs, comprised of interest costs only, were $31 thousand and $93 thousand for both the three and nine months ended September 30, 2016, compared to $31 thousand and $94 thousand for the three and nine months ended September 30, 2015.

Benefits paid amounted to $69 thousand and $207 thousand for both the three and nine months ended September 30, 2016 and September 30, 2015. The Company anticipates accruing an additional $31 thousand to the SERP during the remainder of 2016.

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

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service Cost	$(2)	$(1)	$(7)	$(3)
Interest Cost	22	19	64	58
Net periodic post-retirement benefit cost	$20	$18	$57	$55

(9)	Stock-Based Compensation

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

These plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, directors and consultants.  As of September 30, 2016, an aggregate of 469,745 shares remain available for future grants under the 2009 and 2016 plans. The 2003 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

The Company's stock-based compensation expense includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors included in other operating expenses.  Total stock-based compensation expense was $444 thousand and $1.3 million for the three and nine months ended September 30, 2016, compared to $411 thousand and $1.4 million for the three and nine months ended September 30, 2015.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $63 thousand and $205 thousand for the three and nine months ended September 30, 2016, compared to $71 thousand and $247 thousand for the three and nine months ended September 30, 2015.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

The table below provides a summary of the options granted in 2016 and 2015.

	Nine Months Ended September 30,
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

Options granted during the first nine months of 2016 and 2015 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 11 "Stock-Based Compensation Plans" in the Company's 2015 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $322 thousand and $939 thousand for the three and nine months ended September 30, 2016, compared to $295 thousand and $928 thousand for the three and nine months ended September 30, 2015.

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

	Nine Months Ended September 30,
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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $59 thousand and $205 thousand for the three and nine months ended September 30, 2016, compared to $45 thousand and $190 thousand for the three and nine months ended September 30, 2015, and is included in other operating expenses. In January 2016, non-employee directors were issued 10,657 shares of common stock in lieu of 2015 annual cash fees of $254 thousand at a market value price of $23.86 per share, the market value of the common stock on the opt-in measurement date of January 2, 2015.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	11,430,134	10,349,232	10,801,278	10,308,310
Dilutive shares	68,856	65,022	68,127	65,154
Diluted weighted average common shares outstanding	11,498,990	10,414,254	10,869,405	10,373,464

As of September 30, 2016, there were 57,541 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the nine months ended September 30, 2016.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2016	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$337,187	$—	$337,187	$—
Equity securities	11,877	11,877	—	—
FHLB stock	1,884	—	—	1,884
Interest-rate swaps	318	—	318	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,951	—	—	3,951

Liabilities measured on a recurring basis:
Interest-rate swaps	318	—	318	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$288,701	$—	$288,701	$—
Equity securities	11,657	11,657	—	—
FHLB stock	3,050	—	—	3,050
Interest-rate swaps	16	—	16	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,516	—	—	2,516

Liabilities measured on a recurring basis:
Interest-rate swaps	16	—	16	—

The Company did not have cause to transfer any assets between the fair value measurement levels during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.3 million at September 30, 2016 compared to $1.4 million at December 31, 2015.

When OREO property is acquired, it is generally recorded at the lesser of the loan's remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company's internal analysis.  Certain inputs used in appraisals or the Company's internal analysis are not always observable and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The Company carried no OREO at either September 30, 2016 or December 31, 2015.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at September 30, 2016 and December 31, 2015 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At September 30, 2016 and December 31, 2015, the estimated fair value of the Company's derivative instruments was considered to be immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2016:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$1,884	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$3,951	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
__________________________________________
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$2,171	$2,176	$—	$2,176	$—
Loans, net	1,954,265	1,961,363	—	—	1,961,363
Financial liabilities:
Certificates of deposit (including brokered)	231,231	231,698	—	231,698	—
Borrowed funds	671	671	—	671	—
Subordinated debt	14,831	15,012	—	—	15,012

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,709	$1,709	$—	$1,709	$—
Loans, net	1,830,954	1,845,009	—	—	1,845,009
Financial liabilities:
Certificates of deposit (including brokered)	274,467	273,419	—	273,419	—
Borrowed funds	53,671	53,670	—	53,670	—
Subordinated debt	14,822	13,961	—	—	13,961

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on September 30, 2016 and December 31, 2015

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2016 and December 31, 2015.

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2016 and December 31, 2015 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward looking statement. The forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of hereof, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made in this Form 10-Q: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased cyber-security risk and identity theft, could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board ("FASB"), or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) the risks and uncertainties described in the documents that the Company files or furnishes to the Securities and Exchange Commission (the "SEC"), including those discussed under "Risk Factors" in Item 1A of the Company's 2015 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended September 30, 2016 amounted to $4.7 million, an increase of $422 thousand, or 10%, compared to the same three-month period in 2015. Diluted earnings per share were $0.41 for both the three months ended September 30, 2016 and 2015. Net income for the nine months ended September 30, 2016 amounted to $13.8 million, an increase of $2.4 million, or 21%, compared to the nine months ended September 30, 2015. Diluted earnings per share were $1.27 for the nine months ended September 30, 2016, an increase of 15%, compared to the nine months ended September 30, 2015. In 2016, diluted earnings per share for the quarter ended September 30, 2016 fully includes the dilutive impact of the Company’s recent equity offering and the nine months ended September 30, 2016 includes the dilutive effect from June 23 to September 30. See "Capital Resources" below for more information on the offering.

The increase in our 2016 earnings compared to 2015 is largely driven by our growth over the last twelve months. Loans, total assets, and deposits, excluding brokered deposits, have increased 11%, 13%, and 17%, respectively, as compared to September 30, 2015.

Strategically, our focus remains on organic growth and continually planning for and investing in our future. Our 23rd branch, on Route 101A in Nashua, NH, opened in early July 2016. We have also recently announced that we anticipate opening our 24th branch office in Windham, NH in 2017, which will fill a gap in our New Hampshire footprint.

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

Net interest income for the three months ended September 30, 2016 amounted to $21.8 million, an increase of $1.9 million, or 9%, compared to the same period in 2015. Net interest income for the nine months ended September 30, 2016 amounted to $64.2 million, an increase of $6.6 million, or 11%, compared to the nine months ended September 30, 2015. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $185.6 million and $181.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same 2015 period averages. Net interest margin was 3.86% for the three months ended September 30, 2016 compared to 3.98% for the three months ended September 30, 2015. The third quarter of 2016 was impacted by higher balances in low-yielding interest-earning assets from short-term customer deposits. Net interest margin was 3.96% for the nine months ended September 30, 2016, compared to 3.97% for the nine months ended September 30, 2015.

For the three months ended September 30, 2016 and September 30, 2015, the provision for loan losses amounted to $1.4 million and $250 thousand, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the provision for loan losses amounted to $2.5 million and $2.1 million, respectively.
In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth (including new loan growth which requires a provision for general reserves) and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. Loan growth for the nine months ended September 30, 2016 was $125.9 million compared to $118.0 million during the nine months ended September 30, 2015. Loan growth in 2016 was particularly strong in the third quarter compared to the same quarter in 2015. Total non-performing loans as a percentage of total loans declined to 0.50% at September 30, 2016, compared to 0.81% at September 30, 2015. The Company recorded net recoveries of $78 thousand for the nine months ended September 30, 2016, compared to net charge-offs of $1.1 million for the nine months ended September 30, 2015. The balance of the allowance for loan losses allocated to impaired and classified loans amounted to $4.1 million at September 30, 2016, compared to $3.2 million at September 30, 2015. During the current period. management downgraded the credit rating of three larger commercial relationships to "criticized" or "adverse" risk ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period, which increased the provision and the allowance to total loan ratio compared to December 31, 2015; however, these loans continue to perform in accordance with their original terms.

The allowance for loan losses to total loans ratio was 1.59% at September 30, 2016, 1.56% at December 31, 2015 and 1.57% at September 30, 2015. In general, the credit quality of the loan portfolio is improving, in part due to improved economic conditions over the past twelve months; however, individual loan downgrades, such as those noted above, which will occur due to individual business circumstances, slightly increased the allowance to total loan ratio.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended September 30, 2016 amounted to $3.9 million, an increase of $764 thousand, or 24%, compared to the same quarter last year. This increase was primarily due to an increase in net gains on the sales of investment securities. Non-interest income for the nine months ended September 30, 2016 amounted to $10.7 million, a decrease of $151 thousand, or 1%, compared to the nine months ended September 30, 2015. This decrease was due primarily to a decrease in net gains on the sales of investment securities, partially offset by increases in deposit and interchange fees and income on bank-owned life insurance.

Non-interest expense for the quarter ended September 30, 2016 amounted to $17.4 million, an increase of $866 thousand, or 5%, compared to the same quarter in the prior year. For the nine months ended September 30, 2016, non-interest expense amounted to $51.8 million, an increase of $2.8 million, or 6%, over the nine months ended September 30, 2015. Increases in expenses over the prior year primarily related to increases in the Company’s strategic growth and market expansion initiatives, particularly salaries and benefits and technology expenses.

Sources and Uses of Funds

The Company's primary sources of funds are customer and brokered deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize overnight borrowings from correspondent banks. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan or exercise of stock options, and occasionally the issuance of debt securities or the sale of new stock. During the second quarter of 2016, the Company completed an offering of shares of its common stock through a rights offering to its existing stockholders and a supplemental community offering to new members ("share offering"), raising approximately $20.0 million in new capital ($19.7 million, net of offering costs), and contributed the net proceeds to the Bank. These funds are intended to be used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $349.1 million at September 30, 2016, and comprised 14% of total assets at September 30, 2016 compared to 13% at December 31, 2015.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial loans.  Total loans increased $125.9 million, since December 31, 2015 and amounted to $1.99 billion at September 30, 2016, comprising 80% of total assets at September 30, 2016, compared to 81% at December 31, 2015. Total commercial loans amounted to $1.71 billion, or 86% of gross loans, at September 30, 2016, which was consistent with the composition at December 31, 2015.

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

At September 30, 2016, total deposits, excluding brokered deposits, amounted to $2.16 billion, an increase of $250.9 million, or 13%, from December 31, 2015 balances. Non-brokered deposit growth since December 31, 2015 occurred in all deposit categories with the largest growth noted in money markets and checking accounts.

Wholesale funding amounted to $60.0 million at September 30, 2016, compared to $160.4 million at December 31, 2015, a decrease of $100.4 million, or 63%. Wholesale funding included FHLB advances of $671 thousand and $40.7 million at September 30, 2016 and December 31, 2015, respectively, and brokered deposits of $59.3 million and $106.8 million at September 30, 2016 and December 31, 2015, respectively. At December 31, 2015, the Company also had an overnight borrowing of $13.0 million with a correspondent bank. Borrowed fund balances, FHLB advances and other borrowings, have declined $53.0 million since December 31, 2015. Brokered deposits, comprised solely of CDs, have decreased $47.4 million, or 44%, during the nine months ended September 30, 2016. The Company's level of wholesale funding has declined over the current year as deposit growth has exceeded loan growth.

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

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. In early July 2016, our 23rd branch, on Route 101A in Nashua, NH, opened and the Company recently announced the anticipated opening of its 24th branch office in Windham, NH, in 2017. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2016, in addition to the recent capital raised through a share offering, see the section entitled "Capital Resources" contained in this Item 2 below. As of September 30, 2016, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel

III and the FDIC; however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cyber security or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training, employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. The Banking Technology Steering Committee of the Board of Directors oversees the information security program, monitors the results of third-party testing and risk assessments, and responses to breaches of customer data, among other technology, security and business continuity related functions.

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

The Company has implemented layered security approaches for all delivery channels to mitigate rising cyber-security risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information, to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers, and to quickly detect Distributed Denial of Service attacks.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized cyber access, and continuously identify and prevent computer viruses on the Company's information systems. To minimize debt card losses, the Company works with a third-party provider to establish parameters for allowable transaction activity, monitor transactions, and alert customers of potential fraudulent activity.

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

The Company has developed Incident Response Policy and Procedures in order to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or an event that has potentially compromised customers' non-public personal information. Additionally, an event that disrupts one of the Bank's service channels, whether as a result of a security incident or not, is also considered an incident requiring a response under this program. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services and information.

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

Financial Condition

Total assets increased $185.3 million, or 8%, since December 31, 2015, to $2.47 billion at September 30, 2016.  The balance sheet composition and changes since December 31, 2015 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 3% of total assets at September 30, 2016, compared to 2% at December 31, 2015. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At September 30, 2016, the carrying value of the investment portfolio amounted to $349.1 million, an increase of $48.7 million, or 16%, since December 31, 2015 primarily due to excess cash generated from deposit growth exceeding loan growth.

The following table summarizes the fair value of investments at the dates indicated:

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$80,145	23.0%	$78,825	26.3%	$69,352	24.7%
Residential federal agency MBS(1)	88,706	25.4%	74,863	24.9%	96,616	34.4%
Commercial federal agency MBS(1)	44,679	12.8%	23,545	7.8%	—	—%
Municipal securities	111,556	31.9%	98,511	32.8%	90,902	32.3%
Corporate bonds	11,131	3.2%	10,206	3.4%	9,309	3.3%
Certificates of deposits(2)	970	0.3%	2,751	0.9%	3,822	1.4%
Total fixed income securities	337,187	96.6%	288,701	96.1%	270,001	96.1%
Equity investments	11,877	3.4%	11,657	3.9%	11,026	3.9%
Total available-for-sale investments at fair value	$349,064	100.0%	$300,358	100.0%	$281,027	100.0%
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

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMOs”) totaling $33.9 million, $20.8 million, and $16.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. All of the commercial MBS investments held by the Company were CMOs issued by U.S agencies.

During the nine months ended September 30, 2016, the Company purchased $64.8 million in securities and had principal pay downs, calls and maturities totaling $16.7 million. In addition, management sold securities with an amortized cost of approximately $4.1 million realizing net gains on sales of $611 thousand during the nine months ended September 30, 2016.

Net unrealized gains on the investment portfolio amounted to $9.4 million at September 30, 2016 compared to $3.5 million and $4.7 million at December 31, 2015 and September 30, 2015, respectively. The Company attributes the increase in net unrealized gains in the current period primarily due to the impact of decreases in current market yields. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.

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

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $1.9 million for the period ended September 30, 2016, $3.1 million at December 31, 2015 and $4.2 million at September 30, 2015.

See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 80% of total assets at September 30, 2016, compared to 81% at December 31, 2015.  Total loans increased $125.9 million, or 7%, compared to December 31, 2015, and $195.2 million, or 11%, since September 30, 2015.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,008,362	50.7%	$936,921	50.3%	$922,167	51.5%
Commercial and industrial	490,590	24.7%	458,553	24.7%	431,029	24.0%
Commercial construction	215,432	10.9%	202,993	10.9%	184,927	10.3%
Total commercial loans	1,714,384	86.3%	1,598,467	85.9%	1,538,123	85.8%
Residential mortgages	172,556	8.7%	169,188	9.1%	162,414	9.1%
Home equity loans and lines	90,116	4.5%	83,373	4.4%	81,195	4.5%
Consumer	10,634	0.5%	10,747	0.6%	10,520	0.6%
Total retail loans	273,306	13.7%	263,308	14.1%	254,129	14.2%

Gross loans	1,987,690	100.0%	1,861,775	100.0%	1,792,252	100.0%
Deferred fees, net	(1,836)		(1,813)		(1,644)
Total loans	1,985,854		1,859,962		1,790,608
Allowance for loan losses	(31,589)		(29,008)		(28,130)
Net loans	$1,954,265		$1,830,954		$1,762,478

As of September 30, 2016, commercial real estate loans increased $71.4 million, or 8%, compared to December 31, 2015, and increased 9% compared to September 30, 2015.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties.

Commercial and industrial loans increased $32.0 million, or 7.0%, compared to December 31, 2015, and increased 14% as compared to September 30, 2015.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans increased by $12.4 million, or 6%, since December 31, 2015, and increased 16% as compared to September 30, 2015. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $10.0 million, or 4%, since December 31, 2015, and have increased by 8% since September 30, 2015.  The increase over the same period in the prior year was primarily within the residential secured portfolios.

At September 30, 2016, commercial loan balances participated out to various banks amounted to $62.4 million, compared to $52.7 million at December 31, 2015, and $51.0 million at September 30, 2015.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $86.8 million, $62.3 million and $65.7 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 for information on loans serviced for others and loans pledged as collateral.

Credit Risk

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate.  The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry and loan size, and through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

The Company's loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk, to the regulatory problem-asset classification of "criticized," for loans that may need additional monitoring, and the more severe adverse classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations.  Loans classified as "substandard" include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as "doubtful" have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These "loss" loans would require a specific loss reserve or charge-off. Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as restructured and/or impaired, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

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

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms that would otherwise not be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest), which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  TDR loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated probable credit loss.

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

Asset Quality

At September 30, 2016 and December 31, 2015, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $33.0 million and $24.8 million, respectively. Total adversely classified loans amounted to 1.66% of total loans at September 30, 2016 as compared to 1.33% at December 31, 2015. The increase in adversely classified balances was due primarily to commercial relationships downgraded during the period, as discussed below, partially offset by principal payments and payoffs.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $23.4 million at September 30, 2016 and $11.3 million at December 31, 2015.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $9.6 million and $13.4 million at September 30, 2016 and December 31, 2015, respectively.  Non-accrual loans that were not adversely classified amounted to $254 thousand and $402 thousand at September 30, 2016 and December 31, 2015, respectively, and primarily represented the guaranteed portions of non-performing SBA loans. In the current period, the credit ratings of four larger commercial relationships with aggregate net carrying value of approximately $17.5 million were downgraded to criticized or adverse risk-ratings, based on a review of their individual business circumstances, including one commercial relationship additionally designated as impaired. Although some weaknesses had been identified necessitating the downgrades, these loans continued to perform in accordance with their original terms.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Non-Accrual loan summary:
Commercial real estate	$5,639	$8,506	$8,762
Commercial and industrial	3,128	4,323	4,673
Commercial construction	209	335	329
Residential	297	366	436
Home equity	607	288	206
Consumer	—	19	39
Total non-accrual loans	9,880	13,837	14,445
Overdrafts > 90 days past due	8	8	7
Total non-performing loans	9,888	13,845	14,452
OREO	—	—	—
Total non-performing assets	$9,888	$13,845	$14,452
Total Loans	$1,985,854	$1,859,962	$1,790,608
Accruing TDR loans not included above	$18,917	$10,053	$8,418
Delinquent loans 60-89 days past due and still accruing	$572	$2,021	$2,404
Loans 60-89 days past due and still accruing to total loans	0.03%	0.11%	0.13%
Adversely classified loans to total loans	1.66%	1.33%	1.32%
Non-performing loans to total loans	0.50%	0.74%	0.81%
Non-performing assets to total assets	0.40%	0.61%	0.66%
Allowance for loan losses	$31,589	$29,008	$28,130
Allowance for loan losses to non-performing loans	319.47%	209.52%	194.64%
Allowance for loan losses to total loans	1.59%	1.56%	1.57%

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

Total impaired loans amounted to $28.7 million and $23.7 million at September 30, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $19.0 million and $10.1 million at September 30, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $9.7 million and $13.6 million as of September 30, 2016 and December 31, 2015, respectively. The increase in impaired loans was primarily due to one large commercial relationship with a net carrying value of approximately $7.8 million, which was downgraded to an adverse risk-rating and also designated as accruing-impaired, based on a review of its individual business circumstances, partially offset by principal pay-downs, credit upgrades, and charge-offs during the period.

In management's opinion, the majority of impaired loan balances at September 30, 2016 and December 31, 2015 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at September 30, 2016, impaired loans totaling $22.7 million required no specific reserves and impaired loans totaling $6.0 million required specific reserve allocations of $2.0 million.  At December 31, 2015, impaired loans totaling $19.1 million required no specific reserves and impaired loans totaling $4.6 million required specific reserve allocations of $1.8 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan amounts above as of September 30, 2016 and December 31, 2015 were $24.1 million and $17.1 million, respectively.  The increase in TDR loans was primarily due to the impaired commercial relationship noted above, with a net carrying value of approximately $7.8 million, also being designated as a TDR. TDR loans on accrual status amounted to $18.9 million and $10.1 million at September 30, 2016 and December 31, 2015, respectively. TDR loans included in non-performing loans amounted to $5.2 million and $7.1 million at September 30, 2016 and December 31, 2015, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at either September 30, 2016 or December 31, 2015. There were no sales on OREO during the nine months ended September 30, 2016; there were also no additions to OREO, or subsequent impairment write-downs during the period. During the nine months ended September 30, 2015, the Company recorded $154 thousand of net gains on OREO sales; there were no subsequent write downs of OREO during that period.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired, adversely classified, and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to "regulatory problem assets" loans by classified credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience, qualitative factors such as those identified above, as well as regulatory guidance and industry data. The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.59% at September 30, 2016, 1.56% at December 31, 2015, and 1.57% at September 30, 2015. In the current period, the credit ratings of three larger commercial relationships were downgraded to "criticized" or "adverse" risk-ratings, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period which increased the allowance to total loan ratio compared to December 31, 2015.
Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2016.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance at beginning of year	$29,008	$27,121

Provision charged to operations	2,503	2,100
Recoveries on charged-off loans:
Commercial real estate	20	5
Commercial and industrial	637	232
Commercial construction	—	25
Residential	—	—
Home equity	2	15
Consumer	4	14
Total recoveries	663	291
Charged-off loans
Commercial real estate	179	108
Commercial and industrial	354	1,201
Commercial construction	5	—
Residential	—	—
Home equity	5	—
Consumer	42	73
Total Charged off	585	1,382

Net loans charged-off (recovered)	(78)	1,091
Ending Balance	$31,589	$28,130
Annualized net loans charged-off (recovered): Average loans outstanding	(0.01)%	0.09%

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

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$645,907	29.1%	$570,589	28.3%	$559,367	28.5%
Interest bearing checking	346,957	15.6%	313,674	15.5%	320,579	16.3%
Total checking	992,864	44.7%	884,263	43.8%	879,946	44.8%

Savings	181,653	8.2%	167,304	8.3%	168,175	8.6%
Money markets	815,861	36.7%	692,114	34.3%	638,029	32.5%
Total savings/money markets	997,514	44.9%	859,418	42.6%	806,204	41.1%

Certificates of deposit	171,891	7.7%	167,697	8.3%	165,554	8.4%
Total non-brokered deposits(1)	2,162,269	97.3%	1,911,378	94.7%	1,851,704	94.3%

Brokered deposits (2)	59,340	2.7%	106,770	5.3%	111,911	5.7%
Total deposits	$2,221,609	100.0%	$2,018,148	100.0%	$1,963,615	100.0%
__________________________________________

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

As of September 30, 2016, deposits, excluding brokered deposits, increased $250.9 million, or 13%, since December 31, 2015, and $310.6 million, or 17%, since September 30, 2015. Non-brokered deposit growth since December 31, 2015 occurred in all deposit categories with the largest growth noted in money markets and checking accounts.

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $60.0 million at September 30, 2016, compared to $160.4 million at December 31, 2015, a decrease of $100.4 million, or 63%. Wholesale funding has declined as deposit growth has exceeded loan growth.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at September 30, 2016, December 31, 2015, and September 30, 2015 brokered deposits were comprised only of brokered CDs. Brokered CDs decreased $47.4 million, or 44%, during the nine months ended September 30, 2016. Brokered CDs outstanding at September 30, 2016 had a weighted average remaining life of approximately 1.7 years.

Borrowed Funds and Subordinated Debt

Borrowed funds amounted to $671 thousand at September 30, 2016, compared to $53.7 million at December 31, 2015 and $24.2 million at September 30, 2015. Borrowed fund balances have declined $53.0 million, since year end as deposit growth has outpaced loan growth.

At September 30, 2016 and September 30, 2015, borrowed funds consisted of FHLB borrowings only. At December 31, 2015, the borrowed funds balance was comprised of FHLB borrowings of $40.7 million and an overnight borrowing with a correspondent bank, totaling $13.0 million.

At September 30, 2016, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $433.0 million and capacity to borrow from the FRB Discount Window of approximately $117.0 million.

The Company also had $14.8 million of outstanding subordinated debt at September 30, 2016, December 31, 2015 and September 30, 2015, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

In March 2015, the Company used the net proceeds from the $15.0 million in Notes to pay off its outstanding debt of $10.8 million. See also Note 6, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's previous debt.

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

At September 30, 2016, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of September 30, 2016, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. The current regulatory requirements, and the Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2016 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$246,392	11.74%	$167,927	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$204,395	9.74%	$125,945	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$204,395	8.41%	$97,176	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$204,395	9.74%	$94,459	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$245,262	11.68%	$167,923	8.00%	$209,904	10.00%
Tier 1 Capital (to risk weighted assets)	$218,096	10.39%	$125,942	6.00%	$167,923	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$218,096	8.98%	$97,174	4.00%	$121,467	5.00%
Common equity tier 1 capital (to risk weighted assets)	$218,096	10.39%	$94,457	4.50%	$136,437	6.50%
*For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed.  These requirements do not apply to the Company.

Under Basel III, capital ratio requirements for all banking organizations increased and include a "capital conservation buffer," which is being phased in through 2019, and is in addition to each risk-weighted capital ratio at a level of 2.50%. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The capital conservation buffer requirement phase in began in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank in 2019 after the full phase-in period are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
(Dollars in thousands)
Total Capital (to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Capital (to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Capital (to average assets) or Leverage ratio	4.00%	—%	4.00%
Common equity tier 1 capital (to risk weighted assets)	4.50%	2.50%	7.00%

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering, at an offering price of $21.50 per share, under its $40 million shelf registration statement that expired in September 2016. The Company issued 930 thousand shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes.

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

For the nine months ended September 30, 2016, the Company paid $4.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 42,509 shares of the Company's common stock totaling $1.0 million. The direct purchase component of the DRSPP was used by stockholders to purchase 1,313 shares of the Company's common stock totaling $31 thousand during the nine months ended September 30, 2016.

On October 18, 2016, the Company announced a quarterly dividend of $0.13 per share to be paid on December 1, 2016 to stockholders of record as of November 10, 2016. The 2016 dividend rate represents a 4.0% increase over the 2015 dividend rate.

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

Investment assets under management, which are carried at fair market value, increased $31.4 million, or 5%, since December 31, 2015 and increased $37.7 million, or 6%, since September 30, 2015.

Total assets under management increased $226.3 million, or 7%, since December 31, 2015 and $325.2 million, or 11% since September 30, 2015.

The following table sets forth the value of assets under management and its components at the dates indicated.

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Total assets	$2,470,849	$2,285,531	$2,195,314
Loans serviced for others	80,836	71,272	68,891
Investment assets under management	709,781	678,377	672,076
Total assets under management	$3,261,466	$3,035,180	$2,936,281

Results of Operations
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Unless otherwise indicated, the reported results are for the three months ended September 30, 2016 with the "same period," the "comparable period," and "prior period" being the three months ended September 30, 2015. Average yields are presented on a tax equivalent basis.

The Company's third quarter 2016 net income amounted to $4.7 million, compared to $4.3 million for the same period in 2015, an increase of $422 thousand, or 10%.  Diluted earnings per common share were $0.41 for both the three months ended September 30, 2016 and September 30, 2015. Diluted earnings per share for the quarter ended September 30, 2016 fully includes the dilutive impact of the share offering.

Net Interest Income

The Company's net interest income for the quarter ended September 30, 2016 amounted to $21.8 million, compared to $20.0 million for the quarter ended September 30, 2015, an increase of $1.9 million, or 9%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's tax equivalent net interest margin ("margin") was 3.86% for the three months ended September 30, 2016 compared to 3.98% for the quarter ended September 30, 2015.  The third quarter of 2016 was impacted by higher balances in low-yielding interest-earning assets from short-term customer deposits.

 Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,681	$2,120	$(275)	$(164)
Investment securities	252	349	(7)	(90)
Other interest earning assets (1)	34	95	(24)	(37)
Total interest earnings assets	1,967	2,564	(306)	(291)
Interest Expense
Interest checking, savings and money market	122	91	28	3
Certificates of deposit	39	5	33	1
Brokered CDs	(45)	(96)	87	(36)
Borrowed funds	(8)	(9)	11	(10)
Subordinated debt	2	—	1	1
Total interest-bearing funding	110	(9)	160	(41)
Change in net interest income	$1,857	$2,573	$(466)	$(250)
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB Stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2016 and 2015.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,945,196	$21,466	4.45%	$1,759,611	$19,785	4.52%
Investments (3)	319,844	1,629	2.65%	267,364	1,377	2.66%
Other interest earning assets (4)	67,111	96	0.57%	26,614	62	0.93%
Total interest earnings assets	2,332,151	23,191	4.09%	2,053,589	21,224	4.23%
Other assets	108,485			92,629
Total assets	$2,440,636			$2,146,218

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,300,326	653	0.20%	$1,109,271	531	0.19%
Certificates of deposit	171,105	297	0.69%	167,333	258	0.61%
Brokered CDs	65,688	188	1.14%	111,900	233	0.83%
Borrowed funds	1,095	2	0.77%	10,544	10	0.36%
Subordinated debt (5)	14,829	234	6.26%	14,817	232	6.24%
Total interest-bearing funding	1,553,043	1,374	0.35%	1,413,865	1,264	0.35%

Net interest rate spread			3.74%			3.88%

Demand deposits	656,158	—		543,360	—
Total deposits, borrowed funds and subordinated debt	2,209,201	1,374	0.25%	1,957,225	1,264	0.26%
Other liabilities	17,224			14,427
Total liabilities	2,226,425			1,971,652

Stockholders' equity	214,211			174,566
Total liabilities and stockholders' equity	$2,440,636			$2,146,218

Net interest income		$21,817			$19,960
Net interest margin (tax equivalent)			3.86%			3.98%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $778 thousand and $634 thousand for the quarters ended September 30, 2016 and September 30, 2015, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the third quarter of 2016, total interest and dividend income amounted to $23.2 million, an increase of $2.0 million, or 9%, compared to the prior period.  The increase resulted primarily from an increase of $278.6 million, or 14%, in the average balance of interest earning assets, mainly loans, partially offset by a 14 basis points decline in the yield.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $21.5 million for the three months ended September 30, 2016, an increase of $1.7 million, or 8%, over the comparable period, due primarily to loan growth, partially offset by a 7 basis point decline in loan yields. The average balances of loans and loans held for sale increased $185.6 million, or 11%, for the three months ended September 30, 2016 compared to the same period in 2015.

Income on investment securities amounted to $1.6 million, an increase of $252 thousand, or 18%, compared to the same period in 2015. This increase primarily resulted from an increase of $52.5 million, or 20%, in the average balance of investment securities.

Income on other interest-earning assets amounted to $96 thousand, an increase of $34 thousand, or 55%, compared to the same quarter in the prior year. This increase primarily resulted from a $40.5 million increase in the average balance of other interest-earning assets, partially offset by a 36 basis point decrease in the yields. The decline in yield was due in large part to higher balances in low-yielding interest-earning deposits at the Federal Reserve due to short-term customer deposits.

Interest Expense

For the three months ended September 30, 2016, total interest expense amounted to $1.4 million, an increase of $110 thousand, or 9%, compared to the prior period. The increase in interest expense was primarily due to higher average balances in interest checking, savings and money market accounts.

Interest expense on interest checking, savings and money market accounts amounted to $653 thousand, an increase of $122 thousand, or 23%, compared to the same prior year period due primarily to an increase in average balances of $191.1 million, or 17%.

Interest expense on CDs amounted to $297 thousand, and increase of $39 thousand, or 15%, compared to the same period in the prior period, primarily due to a change in rates. The average rate increased 8 basis points and amounted to 0.69%.

Interest expense on brokered CDs amounted to $188 thousand, a decrease of $45 thousand, or 19%, compared to the comparable period in 2015, due primarily to a decrease in average balances, partially offset by an increase in average rates. Average balances decreased $46.2 million, or 41%, while average rates increased 31 basis points. Changes in both the average balances and average rates are due to the maturities of lower yielding shorter-term brokered CDs.

For the three months ended September 30, 2016, the average balance of non-interest bearing demand deposits increased $112.8 million, or 21%, as compared to the same period in 2015.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 30% of total average deposit balances for the three months ended September 30, 2016, compared to 28% for the three months ended September 30, 2015, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.4 million for three months ended September 30, 2016, an increase of $1.1 million compared to the same period last year.  The increase in the provision for 2016 was due primarily to credit downgrades (partially offset by a lower level of charge-offs) and the higher level of loan growth during the 2016 period, as compared to the 2015 period. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2016 amounted to $3.9 million, an increase of $764 thousand, or 24%, as compared to the same period. The significant changes are discussed below:

•	Net gains on sales of investment securities increased $539 thousand. Investment sales are typically driven by market opportunities.

•
Loans sold generated net gains on loan sales of $198 thousand and $89 thousand for the three months ended September 30, 2016 and 2015, respectively. The increase in gains on loan sales was primarily driven by increased loan volume in the current quarter.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2016 amounted to $17.4 million, an increase of $866 thousand, or 5%, compared to the same period in 2015. The significant changes are discussed below:

•	Salaries and employee benefits increased $693 thousand, or 7%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•
Technology and telecommunications expense increased $149 thousand, or 10%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

•	Audit, legal and other professional costs decreased $118 thousand, or 21%, due to lower other professional and audit costs in the current quarter.

Results of Operations
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Unless otherwise indicated, the reported results are for the nine months ended months ended September 30, 2016 with the "same period," the "comparable period," "prior year," and "prior period" being the nine months ended months ended September 30, 2015. Average yields are presented on a tax equivalent basis.

The Company's net income for the nine months ended September 30, 2016 amounted to $13.8 million compared to $11.4 million for the same period in 2015, an increase of $2.4 million, or 21%.  Diluted earnings per share were $1.27 and $1.10 for the nine months ended September 30, 2016 and September 30, 2015, respectively, an increase of 15%. In 2016, diluted earnings per share includes the dilutive impact of the share offering from June 23 to September 30.

Net Interest Income

The Company's net interest income for the nine months ended September 30, 2016 was $64.2 million compared to $57.6 million for the nine months ended September 30, 2015, an increase of $6.6 million, or 11%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.96% for the nine months ended September 30, 2016, compared to 3.97% for the nine months ended September 30, 2015.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$5,841	$6,196	$(115)	$(240)
Investment securities	895	1,148	56	(309)
Other interest earning assets (1)	52	20	28	4
Total interest earnings assets	6,788	7,364	(31)	(545)

Interest Expense
Interest checking, savings and money market	279	237	—	42
Certificates of deposit	85	(14)	103	(4)
Brokered CDs	(72)	(204)	180	(48)
Borrowed funds	47	19	18	10
Subordinated debt	(142)	(56)	(91)	5
Total interest-bearing funding	197	(18)	210	5
Change in net interest income	$6,591	$7,382	$(241)	$(550)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB Stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended months ended September 30, 2016 and 2015.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,897,372	$63,379	4.52%	$1,715,527	$57,538	4.53%
Investments (3)	307,203	4,720	2.67%	249,236	3,825	2.64%
Other interest earning assets (4)	35,544	189	0.71%	30,937	137	0.59%
Total interest earnings assets	2,240,119	68,288	4.21%	1,995,700	61,500	4.23%
Other assets	104,158			91,299
Total assets	$2,344,277			$2,086,999

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,231,888	1,866	0.20%	$1,073,759	1,587	0.20%
Certificates of deposit	168,911	842	0.67%	172,125	757	0.59%
Brokered CDs	80,782	617	1.02%	114,338	689	0.81%
Borrowed funds	19,281	79	0.55%	12,100	32	0.35%
Subordinated debt (5)	14,826	695	6.26%	15,904	837	7.03%
Total interest-bearing funding	1,515,688	4,099	0.36%	1,388,226	3,902	0.38%

Net interest rate spread			3.85%			3.85%
Demand deposits	616,686	—		512,181	—
Total deposits, borrowed funds and subordinated debt	2,132,374	4,099	0.26%	1,900,407	3,902	0.27%
Other liabilities	15,572			14,566
Total liabilities	2,147,946			1,914,973
Stockholders' equity	196,331			172,026
Total liabilities and stockholders' equity	$2,344,277			$2,086,999
Net interest income		$64,189			$57,598
Net interest margin (tax equivalent)			3.96%			3.97%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $2.3 million for the nine months ended September 30, 2016 and $1.7 million for the comparable period in 2015.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $68.3 million for the nine months ended September 30, 2016, an increase of $6.8 million, or 11%, compared to the prior period.  The increase resulted primarily from an increase of $244.4 million, or 12%, in the average balance of interest earning assets, mainly loans, partially offset by a slight decrease in yields of 2 basis points.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $63.4 million, an increase of $5.8 million, or 10%, over the comparable period, due primarily to loan growth.  The average loans and loans held for sale balances increased $181.8 million, or 11%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.52% for the nine months ended September 30, 2016, a decline of 1 basis point since the same period in 2015.

Income on investment securities amounted to $4.7 million, an increase of $895 thousand, or 23%, compared to the same period in 2015. This increase primarily resulted from an increase in the average balance of investment securities by $58.0 million, or 23%. The average yield on investment securities also increased 3 basis points.

Income on other interest-earning assets amounted to $189 thousand, an increase of $52 thousand, or 38%, compared to the same quarter in the prior year. This increase resulted from both an increase in rates and average balances. The average yield on other interest-earning assets increased 12 basis points and the average balance increased $4.6 million, or 15%.

Interest Expense

For the nine months ended September 30, 2016, total interest expense amounted to $4.1 million, an increase of $197 thousand, or 5% over the same period in 2015 due primarily to increases in the average balances of interest checking, savings and money market accounts, partially offset by lower interest expense associated with the Company's subordinated debt.

Interest expense on interest checking, savings and money market accounts amounted to $1.9 million, an increase of $279 thousand, or 18%, compared to the comparable prior year period due primarily to an increase in average balances of $158.1 million, or 15%.

Interest expense on CDs amounted to $842 thousand, an increase of $85 thousand, or 11%, over the same period in 2015 due primarily to an increase in the average rate of 8 basis points.

Interest expense on brokered CDs amounted to $617 thousand, a decrease of $72 thousand, or 10%, primarily due to a decrease in the average balance, partially offset by an increase in the average rate. The average balance decreased $33.6 million, or 29%, while the average rate increased 21 basis points. Changes in both the average balances and average rates are due to the maturities of lower yielding shorter-term brokered CDs.

Interest expense on borrowed funds amounted to $79 thousand, an increase of $47 thousand due to increases in both the average balances and the average rate. The average balance increased $7.2 million, or 59%, and the average rate increased 20 basis points.

Interest expense on subordinated debt amounted to $695 thousand, a decrease of $142 thousand, or 17%, over the same period in 2015. The decrease resulted from a decrease in both the average rate and in the average balance. The average rate declined to 6.26% from 7.03% in the comparable period as a result of the lower rate on the Notes issued in January 2015. The average balances decreased $1.1 million due to the timing of the issuance of the Notes versus the redemption in full in March 2015 of the $10.8 million of outstanding Junior Subordinated debentures that originated in 2000, from the sale of trust preferred securities by Enterprise Capital Trust, a former subsidiary of the Company.

For the nine months ended September 30, 2016, the average balance of non-interest bearing demand deposits increased $104.5 million, or 20%, as compared to the same period in 2015.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% and 27% of total average deposit balances for the nine months ended months ended September 30, 2016 and 2015, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $2.5 million for the nine months ended September 30, 2016, an increase of $403 thousand compared to the same period last year.  The increase in the provision for 2016 was due primarily to credit downgrades (partially offset by a lower level of charge-offs) and the higher level of loan growth during the 2016 period, as compared to the 2015 period. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2016 amounted to $10.7 million, a decrease of $151 thousand, or 1%, as compared to the nine months ended September 30, 2015, due primarily to a reduction in net gains on sales of investment securities of $752 thousand. Investment sales are typically driven by market opportunities. The changes partially offsetting this decrease are discussed below:

•	Deposit and interchange fees increased $215 thousand, or 6% due primarily to an increase in ATM interchange income from higher debit card volume and to a lesser extent an increase in overdraft fees.

•	Income on bank-owned life insurance increased $206 thousand, or 58%, due primarily to the purchase of additional BOLI investments in the third quarter of 2015.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2016 amounted to $51.8 million, an increase of $2.8 million, or 6%, compared to the same period in 2015.  The significant changes are discussed below:

•	Salaries and employee benefits increased by $2.5 million, or 8%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•
Technology and telecommunications expense increased $325 thousand, or 8%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

•	Deposit insurance premiums increased $108 thousand, or 12%, primarily due to the Company's growth.

Income Taxes

The effective tax rate for the nine months ended September 30, 2016 was 33.0%, compared to 34.2% for the nine months ended September 30, 2015. The decline in the effective rate was primarily due to an increase in the level of tax exempt income compared to the same period in the prior year.

Recent Accounting Pronouncements

For information regarding recently adopted accounting pronouncements by the Company, see "Accounting pronouncements adopted by the Company" in Item (g) in Note 1, "Summary of Significant Accounting Policies," under the heading "Recent Accounting Pronouncements."

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" to amend the effective date of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The FASB has since issued additional related ASUs amendments intended to clarify certain aspects and improve understanding of the implementation guidance of Topic 606 but do not change the core principles of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of Topic 606. The Company is currently evaluating the potential impact of the ASU and its amendments on the Company's financial statements and results of operations.

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

•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and

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

Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this Update require that credit losses be presented as an allowance rather than as a write-down. Unlike current GAAP, the Update provides for reversals of credit losses in future period net income in situations where the estimate of loss declines.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows - Classification of Certain Cash Receipts and Cash Payments. The amendments are intended to reduce diversity in practice related to the presentation of eight specific cashflow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect it to have a material impact on the Company's financial statements and results of operations.

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

Net interest margin remained relatively flat through June 2016, but declined during the third quarter of 2016 primarily due to higher balances in low-yielding interest-earning assets from short-term customer deposits. Additional margin compression may occur if the yield curve continues to flatten and loans re-price downward while the cost of deposits remains at the same level.

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2015 Annual Report on Form 10-K.  At September 30, 2016, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2016) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2015 Annual Report on Form 10-K.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -	Defaults upon Senior Securities

Not Applicable.

Item 4 -	Mine Safety Disclosures

Not Applicable.

Item 5 -	Other Information

Not Applicable.

Item 6 -	Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company's Current Report on Form 8-K filed June 10, 2013.

3.2	Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 22, 2013.

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

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*	The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 were formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015;
(iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015;
(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and
(vi) Notes to Unaudited Consolidated Interim Financial Statements.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 7, 2016	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)