Form 10-K
period 2016-12-31
ENTERPRISE BANCORP INC /MA/
filed 2017-03-14
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $220,105,371 ($23.99 per share) as of June 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: March 3, 2017, Common Stock, par value $0.01, 11,517,490 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 2, 2017 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.	Business

Organization

Enterprise Bancorp, Inc. (the “Company,” “Enterprise,” “us,” “we,” or “our”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company and state chartered commercial bank that commenced banking operations in 1989, has five wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

•	Enterprise Insurance Services, LLC, organized in 2000 in the State of Delaware for the purpose of engaging in insurance sales activities;

•
Enterprise Investment Services, LLC, organized in 2000 in the State of Delaware for the purpose of offering non-deposit investment products and services, under the name of “Enterprise Investment Services,” and

•
Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

Enterprise’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

Market Area

The Company’s primary market area is the Greater Merrimack Valley and North Central regions of Massachusetts, and in Southern New Hampshire.  Enterprise has 23 full-service branch banking offices located in the Massachusetts communities of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Lawrence, Leominster, Lowell, Methuen, Tewksbury, Tyngsboro and Westford; and in the New Hampshire communities of Derry, Hudson, Nashua, Pelham and Salem, which serve those cities and towns as well as the surrounding communities. Additionally, we anticipate opening our 24th branch office in Windham, New Hampshire mid-year 2017.

Management actively seeks to strengthen its market position by capitalizing on market opportunities to grow all business lines and the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of gathering deposits from the general public and investing primarily in loans and investment securities and utilizing the resulting cash flows to conduct operations, expand the branch network, and pay dividends to stockholders.  Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as investment advisory and wealth management, trust and insurance services. The integrated branch network serves all product channels with knowledgeable service providers and well-appointed facilities.  Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state-of-the-art delivery channels in order to tailor product lines to customers' needs. These products and services are outlined below.

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement, focused marketing strategies, and long-term relationships with established commercial developers, growing businesses and non-profits.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit.  The Company seeks to manage its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

Interest rates charged on loans may be fixed or variable; variable rate loans may have fixed initial periods before periodic rate adjustments begin. Individual rates offered are dependent on the associated degree of credit risk, term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with the borrower, and may be subject to interest rate floors. Rates are also subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations. The Company also has a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with an independent counterparty. The customer interest rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate loan payment. The transaction structure effectively minimizes the Bank’s risk exposure resulting from such transactions.

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each branch location.  An internal loan review function assesses the compliance of commercial loan originations with the Company’s internal policies and underwriting guidelines and monitors the ongoing quality of the loan portfolio. The Company also contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan.

The Company's internal residential origination and underwriting staff originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company contracts with an external loan review company to complete a regular quality control review in accordance with secondary market underwriting requirements for residential mortgage loans sold. The sample reviewed is based on loan volume originated since the prior review. Additionally, the Company's internal compliance department monitors the residential loan origination activity for regulatory compliance.

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

The Loan Committee of the Company’s Board of Directors (the “Board”) approves loan relationships exceeding certain prescribed dollar limits.  The Board's Loan Committee reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board’s Loan Committee is also responsible for approval of credit-related charge-offs recommended by management. Approved charge-offs are forwarded to the full Board for final approval.

At December 31, 2016, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $45.7 million, subject to certain exceptions provided under applicable law.

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

From time to time, Enterprise participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently, while reducing credit risk exposure among each participating bank. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan and an annual review thereafter of each participating institution.

In addition, the Company participates in various community development loan funds in which local banks contribute to a loan pool which is independently managed. These loan pools make small dollar loans available to local businesses and start-ups that might otherwise not qualify for traditional small business loans directly from banks, with the potential risk spread among the participating banks. The goal of these partnerships with community development loan funds is to stimulate local economic development, create jobs, and help small businesses and entrepreneurs to become more viable, bankable and an integrated part of the local community.

Stand-by letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

Residential Loans

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence or be, vacation homes or investment properties.  Loan-to-value limits vary, generally from 75% for multi-family owner-occupied properties, up to 97% for single family owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. Mortgage loans are generally not pooled for sale, but instead, sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan, and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the consolidated balance sheet.

Home Equity Loans and Lines of Credit

Home equity term loans have in the past been originated for one-to-four family residential properties with maximum combined loan-to-value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may be variable or fixed.

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

Credit Risk and Allowance for Loan Losses

Information regarding the Company’s credit risk and allowance for loan losses is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the section “Financial Condition,” under the headings “Credit Risk,” “Asset Quality” and “Allowance for Loan Losses.”

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

In addition to the deposit products noted above, the Company also provides customers the ability to allocate money market and checking deposits and CDs to networks of reciprocating FDIC insured banks. Deposits are placed into nationwide networks in increments that are covered by FDIC insurance.  This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the “excess” funds in FDIC insured accounts or term certificates issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's consolidated balance sheet, however the network's reciprocal dollar deposits are carried as non-brokered deposits within the appropriate category under total deposits on the consolidated balance sheet.

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

Cash Management Services

In addition to the deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House ("ACH") credit and debit origination, credit card processing, lockbox, escrow management, Non-Sufficient Funds check recovery, coin and currency processing, check reconciliation, check payment fraud prevention, international and domestic wire transfers, corporate credit cards, overnight investment sweep services with enhanced FDIC coverage, and money markets with enhanced FDIC coverage.

Third-party money market mutual funds are also offered for commercial sweep accounts.  Management believes that commercial customers benefit from this product flexibility, while retaining a conservative investment option of high quality and safety.  The balances swept on a daily basis into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

Product Delivery Channels

In addition to traditional product access channels, on-line banking customers may connect to their bank accounts securely via personal computer or any internet-enabled phone or mobile device.  Various electronic banking capabilities include the following: account inquiries; viewing of recent transactions; account transfers; loan payments; bill payments; person to person payments; check deposits; placement of stop payments; access to images of checks paid; and access to prior period account statements; commercial customers can additionally launch cash management services described above.

On-line and mobile banking tools utilize multiple layers of customer authentication including device and geographic recognition, personal access ID’s and passwords, as well as digital signatures for certain transactions.

Personal and business debit card customers may also enlist in various digital wallet applications for their Android and Apple compatible devices to conduct convenient contactless debit payments in a unique secure environment at hundreds of thousands of retail locations.

Investment Services

The Company provides a range of investment advisory and management services delivered via two channels, Enterprise Wealth Management and Enterprise Investment Services.

Investment advisory and management services include customized investment management and trust services provided under the label “Enterprise Wealth Management” to individuals, family groups, commercial businesses, trusts, foundations, non-profit organizations, and endowments.

Enterprise Wealth Management primarily utilizes an open-architecture approach to client investment management.  The philosophy is to identify and select high performing mutual funds and independent investment management firms on behalf of our clients. The Company partners with an investment research and due diligence firm to strengthen strategic development and provide performance monitoring capabilities.  This firm performs detailed research and due diligence reviews and provides an objective analysis of each independent management firm based on historic returns, management quality, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

Enterprise Wealth Management also offers the flexibility of an individually managed portfolio for clients who prefer customized asset management with a variety of investment options, which includes our Large Cap Core Equity Strategy, a proprietary blend of value and growth stocks.  Various secondary research sources are utilized with our individually managed portfolios.

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

Investment Activities

The Company's investment portfolio activities are an integral part of the overall asset-liability management program of the Company.  The investment function provides readily available funds to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments. In addition to the Bank, the Company holds investment securities in three Massachusetts security corporation subsidiaries in order to provide enhance tax savings associated with certain state tax policies related to investment income.

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts investments in debt securities to high-quality securities within prescribed categories as approved by the Board. Management utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios within prescribed guidelines set by management. The Company’s internal investment policy also sets sector limits as a percentage of the total portfolio. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents may be comprised of cash and due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money market and money market mutual fund accounts and short-term U.S. Agency Discount Notes) and overnight and term federal funds sold ("fed funds") to money center banks.

As of the balance sheet dates reflected in this annual report, all of the investment securities within the Company's investment portfolio were classified as available-for-sale and carried at fair value. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired (“OTTI”). If a decline in the market value of an equity security or fund is considered other than temporary, the cost basis of the individual security or fund is written down to market value with a charge to earnings. In the case of debt securities, the noncredit portion of the impairment may be recognized in accumulated other comprehensive income with only the credit loss portion of the impairment charged to earnings.

Investment transaction summaries, portfolio allocations and projected cash flows are prepared quarterly and presented to the Board on a periodic basis.  The Board regularly reviews the composition and key risk characteristics of the Company’s investment portfolio, including effective duration, cash flow, and market value at risk and asset class concentration.  Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to the Board.  The Board also designates acceptable and unacceptable investment practices, approves the selection of securities dealers, and the Company’s ongoing investment strategy.

The Company is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates its fair value.

See also “Risk Factors” contained in Item 1A, and “Impairment Review of Investment Securities” contained under the heading “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on a variety of risks and uncertainties that may affect the Company’s investment portfolio.

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

Subordinated Debt

The Company had outstanding subordinated debt of $14.8 million at both December 31, 2016 and December 31, 2015, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the “Maturity Date”) and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized over the life of the Notes.

See also Note 7, “Borrowed Funds and Subordinated Debt” to the consolidated financial statements in Item 8 below, for further information regarding the Company’s subordinated debt.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been common stock issuances and proceeds from the issuance of subordinated debt. Ongoing sources of capital include the retention of earnings, less dividends paid, since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s stockholder dividend reinvestment plan and direct stock purchase plan (“DRSPP”).

As of December 31, 2016, the Company met the definition of “well capitalized” under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering, at an offering price of $21.50 per share, under its $40 million shelf registration (Reg No. 333-190017). The Company issued 930 thousand shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes. The Company's shelf registration of common stock, rights or preferred stock that was filed with the Securities and Exchange Commission expired in September 2016.

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

Employees

At December 31, 2016, the Company employed 468 full-time equivalent employees.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

The Company currently uses outside vendors to design, support and host its two primary internet websites; www.enterprisebanking.com, for general banking products and services and Company information, as noted below; and www.enterprisewealth.com, for investment advisory and management services offered by the bank.  The underlying structure of the sites allows for the ongoing maintenance to be performed by third parties, and updates of the information to be performed by authorized Company personnel.

The Bank's site provides information on the Company and its products and services. Users have the ability to open various deposit accounts, as well as the ability to submit mortgage loan applications online and, via a link, to access their bank accounts and perform various financial transactions with those accounts using Online Banking. The site also provides the access point to a variety of specified banking services and information, various financial management tools, and Company investor and corporate information, which includes a corporate governance page.  The Company’s corporate governance page includes the corporate governance guidelines, Code of Business Conduct and Ethics, and whistleblower and non-retaliation protection policy, as well as the charters of the Board of Directors’ Audit, Compensation, and Corporate Governance/Nominating committees.

In the Investor Relations section of the Bank's site, under the SEC Filings tab, the Company makes available copies of the Company’s most recent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Additionally, the site includes current registration statements that the Company has been required to file in connection with the issuance of its shares. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% or greater stockholders under Section 16 of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”) (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.sec.gov).

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

As a Massachusetts state-chartered bank, the Bank is subject to the supervision and regulation of the Massachusetts Division of Banks (the "Division") and, with respect to the Bank's New Hampshire branching operations, the New Hampshire Banking Department. As a state-chartered bank that is not a member of the Federal Reserve System, the Bank is also subject to the supervision and regulation of the FDIC.

The Division also retains supervisory jurisdiction over the Company.

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

In connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Volcker Rule amended the Bank Holding Company Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust preferred securities that back collateralized debt obligations. As the Company does not currently hold any of the prohibited investments, this aspect of the Volcker Rule does not have any impact on the Company’s financial statements at this time.

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

Imposition of Liability for Undercapitalized Subsidiaries

Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan to its regulators. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

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

Safety and Soundness

The Federal Reserve Board has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company. The Federal Reserve Board also has the authority to prohibit activities of non-banking subsidiaries of bank holding companies which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.

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

The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if such unsafe and unsound activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the consolidated balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk‑based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more.

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

Under the Basel III Rules (defined below), effective January 1, 2015, a bank holding company must satisfy increased capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments once the rule is fully phased in. See “Capital Requirements under Basel III” below.

Capital Requirements under Basel III

The rules adopted by the regulators implementing the international regulatory capital framework, referred to as the “Basel III Rules,” apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act, as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include higher risk-based and leverage capital ratio requirements and redefine what constitutes “capital” for purposes of calculating those ratios. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital and constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions.

The Basel III Rules also introduced a common equity Tier 1 (“CET1”) risk-based capital ratio. CET1 capital consists of retained earnings and common stock instruments, subject to certain adjustments. In addition, the rule requires that most regulatory capital deductions be made from CET1 capital.

The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Basel III Rules generally became effective January 1, 2015. The conservation buffer was phased in beginning in 2016 and will take full effect on January 1, 2019. The Basel III minimum capital ratios as applicable to the Company and the Bank in 2019 after the full phase-in period of the capital conservation buffer are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.00%	—%	4.00%
Common Equity Tier 1 Risk Based Capital (CET1 to risk weighted assets)	4.50%	2.50%	7.00%

The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules now include a CET1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “well capitalized:” (i) a Total risk-based capital ratio of 10% (unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered “well capitalized” under the prompt corrective action framework, but not satisfy the fully phased-in Basel III capital ratios. The Company’s regulatory capital ratios and those of the Bank were in excess of the levels established for “well capitalized” institutions under the Basel III Rules as of December 31, 2016.

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
Capital Adequacy Requirements
The FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the Basel III rules which became effective on January 1, 2015, banks are required to maintain four minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4.0%, (2) a Tier 1 capital to risk-weighted assets ratio, or “Tier 1 risk-based capital ratio,” of at least 6.0%, (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8.0%, and (4) a CET1 capital ratio of 4.5%. In addition, the FDIC’s prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
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
Branching
Massachusetts law provides that a Massachusetts banking company may be “eligible” to submit a notice to the Massachusetts Division of Banks and the FDIC to establish a branch within the Commonwealth. A bank is “eligible” to submit a notice to establish a branch in the Commonwealth if the following conditions are met: (i) the bank has received a satisfactory or higher Community Reinvestment Act (the “CRA”) rating at its most recent CRA examination by the Massachusetts Division of Banks or federal regulator; (ii) the bank is adequately capitalized as defined under the provisions of the Federal Deposit Insurance Act and the FDIC’s Capital Adequacy Regulations; and (iii) the bank has not been notified that it is in troubled condition by the Massachusetts Division of Banks or any federal regulatory agency. The Massachusetts Division of Banks and the FDIC consider a number of factors when making a decision to approve the notice, including financial condition, capital adequacy, earnings prospects, the needs of the community and whether competition would be adversely affected. The Bank may also establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state. In this case, the Bank would also be required to file an application with the Massachusetts Division of Banks, the FDIC and potentially the banking authority of the state into which the Bank intends to branch.
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
Community Reinvestment Act
The Community Reinvestment Act of 1977 and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the FDIC and the Massachusetts Division of Banks evaluate the record of each financial institution in meeting such credit needs.  The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open, relocate or close a branch or facility.  Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the ability to request the Bank’s CRA Performance Evaluation and other various related documents.  The Bank received a rating of “High Satisfactory” by the Massachusetts Division of Banks and “Satisfactory” by the FDIC on its most recent Community Reinvestment Act examination.

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
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “Statement on Prudent Risk Management for Commercial Real Estate Lending” reminding banks of the need to engage in risk management practices for commercial real estate lending. As of December 31, 2016, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.

The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act implemented significant changes to the regulation of the financial services industry and includes the following provisions that have affected or are likely to affect the Company:

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

•
Limitations on the amount of any interchange fee charged by a debit card issuer to be reasonable and proportional to the cost incurred by the issuer. The interchange rate cap has been set at $0.24 per transaction. While these restrictions do not apply to banks like Enterprise with less than $10 billion in assets, the rule could affect the competitiveness of debit cards issued by smaller banks. We believe that market forces may erode the effectiveness of this exemption now that merchants can select more than one network for transaction routing.

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

Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-fourth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. In addition, on February 2, 2017, the President signed an executive order calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally.
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
On January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amended TILA’s implementing regulation, Regulation Z. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. As of January 1, 2016, the small creditor exemption was extended to banks with assets under $2 billion and that originate less than 2,000 mortgage loans. As the Bank's assets are above $2 billion, the Bank does not met this exemption.
On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule (“TRID”), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015, for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the Good Faith Estimate and the Initial Truth-in-Lending Disclosure at application and the HUD-1 Settlement Statement and the Final Truth-in-Lending Disclosure at closing. TRID also has changed the scope of transactions applicable, and adjusted the tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.
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
Incentive Compensation
In June 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
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
In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. The Dodd-Frank Act also directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution. All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are “unreasonable” or “disproportionate” to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers). Moreover, the proposed rule includes a new requirement which provides that an incentive-based compensation arrangement must (i) include financial and non-financial measures of performance, (ii) be designed to allow non-financial measures of performance to override financial measures of performance, when appropriate (so called safety and soundness factors), and (iii) be subject to adjustment to reflect actual losses, inappropriate risk taking, compliance deficiencies, or other measures or aspects of financial and non-financial performance. Finally, the Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.
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
Bank Secrecy Act, and Anti-Money Laundering
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
On May 10, 2016, the Financial Crimes Enforcement Network issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the “beneficial owner” of legal entity customers. The formal implementation date is May 11, 2018.

USA Patriot Act and Know-Your-Customer
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

An investment in the Company’s common stock is subject to a variety of risks and uncertainties including, without limitation, those set forth below, any of which could cause the Company's actual results to vary materially from recent results, or from the other forward looking statements that the Company may make from time to time in news releases, annual reports and other written or oral communications.  The material risks and uncertainties that management believes may affect the Company are described below.  These risks and uncertainties are not listed in any particular order of priority and are not necessarily the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business, financial condition and results of operations.

This annual report on Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks actually occur, the Company’s business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of the Company’s common stock could decline significantly, and stockholders could lose some or all of their investment.

The Company’s Profitability Depends Significantly on Economic Conditions in the Company’s Primary Market Areas
The Company’s success depends principally on the general economic conditions of the primary market areas in which the Company operates. The local economic conditions in these regions have a significant impact on the demand for the Company’s products and services, as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

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

Federal and state statutes and related regulations, including tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business. Notwithstanding the current administration's proposed Agenda, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB. The Company and the Bank are also subject to a variety of federal and state laws and regulations which mandate nondiscriminatory lending requirements and certain disclosure requirements, regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services, and laws to prevent and detect money laundering and other illegal conduct and terrorist activities. In addition to subjecting the Bank to reputational risk, the failure to comply in any material respect with any of these laws and regulations could subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. Ongoing compliance with these laws and regulations may result in additional operating expenses which could have a material adverse effect on the Company’s financial condition and results of operations.
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

The Company May Need to Increase its Allowance for Loan Losses
The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. The Financial Accounting Standards Board has announced changes to accounting standards that will impact the way banking organizations estimate their allowance for loan losses beginning in January, 2020. These changes or any others to accounting rules governing credit impairment estimates and recognition could impact the level of the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company's Use of Appraisals in Deciding Whether to Make a Loan Does Not Ensure the Value of the Collateral
In considering whether to make a loan secured by real property or other business assets, the Company generally requires an internal evaluation or independent appraisal of the asset. However, these assessment methods are only an estimate of the value of the collateral at the time the assessment is made, and involve a large degree of estimates and assumptions and an error in fact or judgment could adversely affect the reliability of the valuation. Changes in those estimates resulting from continuing change in the economic environment and events occurring after the initial assessment may cause the value of the assets to decrease in future periods.  As future events and their effects cannot be determined with precision, actual values could differ significantly from these estimates. As a result of any of these factors, the value of collateral backing a loan may be less than estimated at the time of assessment, and if a default occurs the Company may not recover the outstanding balance of the loan.

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

Concentrations in Commercial Real Estate Lending is Subject to Heightened Risk Management and Regulatory Review
As noted above, the Company’s loan portfolio consists primarily of commercial real estate loans. If a concentration in commercial real estate lending is present, as measured under government banking regulations, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2016, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending. However, if in the future a concentration is determine to exist, the Company may incur additional operating expenses in order to comply with additional risk management practices and increased capital requirements which could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Loans,” “Credit Risk," and "Asset Quality” included in the section entitled “Financial Condition,” for further information regarding the Company’s commercial loan portfolio and credit risk.
The Company’s Investment Portfolio Could Incur Losses or Fair Market Value Could Deteriorate
There are inherent risks associated with the Company’s investment activities.  These risks include the impact from changes in interest rates, weakness in real estate, municipalities, government sponsored enterprises, or other industries, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things.  These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

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

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding.  If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding in the future.  Any such increased reliance on wholesale funding could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

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

The Company’s Capital Levels Could Fall Below Regulatory Minimums
The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements (including the capital conservation "buffer" imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions.  If the Company’s capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline or meet the increased requirements, then its capital ratios may fall below regulatory capital adequacy levels.  The Company’s capital ratios could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

The Company's failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, restrict the Company's ability to grow (both assets and branching activity), increase the Company's costs of funds and FDIC insurance costs, prohibit the Company's ability to pay dividends on common shares, and its ability to make acquisitions, and have a negative impact on the Company's business, results of operation and financial conditions, generally. Under FDIC rules, if the Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may be restricted.

See the sections entitled “Supervision and Regulation” and “Capital Resources” contained in Item 1, “Business,” for additional information regarding regulatory capital requirements for the Company and the Bank and new capital requirements under Basel III regulatory capital and liquidity standards.

The Investment Management Fees the Company Receives May Decrease as a Result of a Decline in Aggregate Assets Under Management, Which Could Decrease Revenues and Net Earnings
The Company's Enterprise Wealth Management and Enterprise Investment Services channels derive their revenues primarily from investment management fees based on assets under management. Investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, poor investment decisions, loss of key investment management personnel, our ability to maintain customer service levels, competition from investment management companies and alternative investment options, investors' perception of our past investment performance, in either relative or absolute terms, fluctuations in financial markets and various economic conditions.

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

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, other community banks and internet based banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers and lenders, as well as private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, other financial intermediaries and non-bank electronic payment and funding channels. Additionally, some of these competitors are not subject to the same degree of government regulation as the Company and thus may have a competitive advantage over the Company. If, due to the inability to compete successfully within the Company's target banking markets, the Company encounters difficulties attracting and retaining customers, it would have a material adverse effect on the Company's growth and profitability.

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

The Infrastructure Necessary to Run Technology May Experience an Interruption or Failure
The Company's and key service provider's information systems, in general, rely heavily on infrastructures such as electrical grids, voice and data communication, and internet server networks, which could be subject to failures or disruptions as a result of natural disasters, power or telecommunications disruptions, acts of terrorism or war, physical or electronic security breaches, industry wide or localized cyber-attacks, or similar events or disruptions. A material disruption to infrastructure could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Technology Systems Could Experience a Breach in Security or Cyber-Attack
The use of networked operating systems exposes the Company to the increased sophistication and activity of cyber-criminals engaged in the theft of Personally Identifiable Financial Information, strategic business information and disruption of service attacks and social engineering schemes. The Company's independent third-party service providers may also have access to customers’ personal information and therefore also expose the Company to cyber-security risk. Additionally, vendors' and customers’ home, business or mobile information systems are at risk of fraudulent corporate account takeovers which the Company may not be able to detect.  There is no guarantee the Company's counter-actions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

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

Slower than Expected Growth in New Branches and Products Could Adversely Affect the Company’s Profitability
The Company has placed a strategic emphasis on expanding the Bank’s branch network and market share through organic growth.  Executing this strategy carries risks of slower than anticipated growth in new branches or new geographic market areas.  New branches and new products and services require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income generated from new branches could decrease anticipated revenues, increase costs and reduce net income generated by such investments. In addition, branch openings, relocations and closings require the approval of various state and federal regulatory agencies, which may or may not approve the Company’s application for a branch. Opening new branches in existing markets or new market areas could also divert resources from current core operations and thereby further adversely affect the Company’s growth and profitability.

Growth Strategies Involving Acquisitions Could Adversely Affect the Company’s Profitability
The Company's primary growth strategy is organic growth via strategic expansion within existing and into neighboring geographic markets. However, in the future the Company could explore growth opportunities through acquisition of other banks, financial services companies or lines of business. These activities would involve a number of risks, including, but not limited to: the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a targeted institution; the time and costs of evaluating potential acquisition targets, new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion; the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on the Company's results of operations; and the risk of loss of key employees and customers.

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

Changes in Tax Policies at Both the Federal and State Levels Could Impact the Company's Financial Condition and Results of Operations
The Company’s financial performance is impacted by federal and state tax laws. Enactment of new legislation, or changes in the interpretation of existing law, may have a material effect on the Company’s financial condition and results of operations. A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The deferred tax asset is measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a reduction in enacted tax rates may result in a decrease in current tax expense and a decrease to the Company’s deferred tax asset, with an offsetting charge to current tax expense. The alternative would occur with an increase to enacted tax rates. In addition, certain tax strategies taken in the past derive their tax benefit from the current enacted tax rates. Accordingly, a change in enacted tax rates may result in a decrease/increase to anticipated benefit of the Company’s previous transactions which in turn, could have a material effect on the Company's financial condition and results of operations.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company’s directors and executive officers, as a group, beneficially own approximately 19% of the Company’s outstanding common stock as of December 31, 2016. Management views this ownership commitment by insiders as an integral component of maintaining the Company’s locally managed connection to the communities we serve and sense of ownership.  However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to stockholders for approval, including the election of directors.

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

The Company's main office and operational support and lending offices are located in Lowell, Massachusetts. The main Lowell campus consists of four buildings, two of which are owned and two of which are leased, with ample on-site customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2016, the Company had 23 full-service branch banking offices serving the Greater Merrimack Valley and North Central regions of Massachusetts, and in Southern New Hampshire. Of these branches, 15 were leased and 8 were owned. Additionally, we anticipate opening our 24th branch office, which will be leased, in Windham, New Hampshire mid-year 2017.

The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used. However, the Company regularly looks for opportunities to improve its facilities and locations. In 2017, we anticipate relocating our branches in Salem, NH (leased to leased) and Leominster, MA (leased to owned), providing newly built, highly visible and state-of-the-art branches in those communities to better serve our customers.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties. In February 2017, the company purchased, at fair market value, a property which was a previously leased branch location.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock

The Company’s common stock trades on the NASDAQ Global Market under the trading symbol “EBTC.”

The following table sets forth sales volume and price information for the common stock of the Company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2016
4th Quarter	927,525	$38.96	$25.35
3rd Quarter	1,000,337	30.81	22.34
2nd Quarter	771,472	26.00	21.36
1st Quarter	527,670	27.06	20.01

2015
4th Quarter	365,985	$24.90	$20.80
3rd Quarter	320,394	23.95	19.87
2nd Quarter	410,526	24.33	20.20
1st Quarter	518,919	25.55	20.12

As of March 3, 2017, there were 1,184 registered stockholders of the Company’s common stock and 11,517,490 shares of the Company’s common stock outstanding.

Dividends

In 2016, quarterly dividends of $0.13 per share were paid to the Company's stockholders in March, June, September and December.  Total 2016 dividends of $0.52 per share represented an increase of 4.0% compared to total dividends of $0.50 paid to the Company's stockholders on a quarterly basis in 2015.

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

For the year ended December 31, 2016, the Company paid $5.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 53,516 shares of the Company's common stock totaling $1.4 million. The direct purchase component of the DRSPP was used to purchase 1,562 shares of the Company's common stock totaling $38 thousand during the year ended December 31, 2016.

In 2015, the Company paid $5.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 58,529 shares of the Company’s common stock totaling $1.3 million. The direct purchase component of the DRSPP was used to purchase 6,700 shares of the Company's common stock totaling $150 thousand during the year ended December 31, 2015.

On January 17, 2017, the Company announced a quarterly dividend of $0.135 per share, paid on March 1, 2017 to stockholders of record as of February 8, 2017. On an annualized basis, this quarterly dividend represents a 3.8% increase over the 2016 quarterly dividend rate.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016, with respect to the Company’s 2009 Stock Incentive Plan, as amended, and the 2016 Stock Incentive Plan which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	259,779	$17.38	473,925
Equity compensation plans not approved by security holders	—	—	—
TOTAL	259,779	$17.38	473,925

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2016 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Enterprise Bancorp, Inc.	$100.00	$118.64	$156.04	$190.67	$176.48	$296.47
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
SNL Bank $1B - $5B Index	100.00	123.31	179.31	187.48	209.86	301.92

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2016.

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-December 31, 2016	108	33.24	—	—

(1)    Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares are owned and tendered by employees as payment for taxes on vesting restricted stock.

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
EARNINGS DATA
Net interest income	$86,792	$78,294	$71,230	$65,791	$61,910
Provision for loan losses	2,993	3,267	1,395	3,279	2,750
Net interest income after provision for loan loss	83,799	75,027	69,835	62,512	59,160
Non-interest income	13,639	13,139	12,813	12,553	11,939
Net gains on sales of investment securities	802	1,828	1,619	1,239	236
Non-interest expense	70,328	65,732	62,031	55,824	52,612
Income before income taxes	27,912	24,262	22,236	20,480	18,723
Provision for income taxes	9,161	8,114	7,585	6,951	6,348
Net income	$18,751	$16,148	$14,651	$13,529	$12,375

COMMON SHARE DATA
Basic earnings per share	$1.71	$1.56	$1.45	$1.37	$1.29
Diluted earnings per share	1.70	1.55	1.44	1.36	1.28
Book value per share at year end	18.72	17.38	16.35	15.14	14.42
Dividends paid per share	$0.52	$0.50	$0.48	$0.46	$0.44
Basic weighted average shares outstanding	10,966,333	10,323,016	10,118,762	9,862,678	9,586,783
Diluted weighted average shares outstanding	11,039,511	10,389,934	10,209,243	9,950,609	9,660,676

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$2,526,269	$2,285,531	$2,022,228	$1,849,925	$1,665,726
Loans serviced for others	80,996	71,272	64,122	72,711	75,854
Investment assets under management	725,338	678,377	674,604	667,330	592,355
Total assets under management (1)	$3,332,603	$3,035,180	$2,760,954	$2,589,966	$2,333,935

Total loans	$2,022,729	$1,859,962	$1,672,604	$1,524,056	$1,359,655
Allowance for loan losses	31,342	29,008	27,121	26,967	24,254
Investment securities	374,790	300,358	245,065	215,369	184,464
Interest-earning deposits and fed funds	17,428	19,177	10,102	12,371	14,728
Deposits	2,268,921	2,018,148	1,768,546	1,635,992	1,475,027
Borrowed funds	10,671	53,671	58,900	36,534	26,540
Subordinated debt	14,834	14,822	10,825	10,825	10,825
Total stockholders’ equity	214,786	180,327	166,950	151,334	139,549

RATIOS
Return on average total assets	0.78%	0.76%	0.76%	0.78%	0.78%
Return on average stockholders’ equity	9.33%	9.29%	9.20%	9.32%	9.27%
Allowance for loan losses to total loans	1.55%	1.56%	1.62%	1.77%	1.78%
Stockholders’ equity to total assets	8.50%	7.89%	8.26%	8.18%	8.38%
Dividend payout ratio	30.41%	32.05%	33.10%	33.58%	34.11%

(1)    Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such total assets under management is not a financial measurement recognized under GAAP.

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

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by the forward-looking statement. Any forward-looking statements in this report are based on information available to the Company as of the date of this report and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) technology related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures; (vii) cyber-security risk, including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation the Dodd-Frank Act, the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (x) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xiii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under "Risk Factors" above in Item 1A, which could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the year ended December 31, 2016, was $18.8 million, an increase of $2.6 million, or 16%, compared to the year ended December 31, 2015. Diluted earnings per share were $1.70 for the year ended December 31, 2016, an increase of 10%, compared to the year ended December 31, 2015. In 2016, earnings per share includes the dilutive effect from June 23rd to December 31stof the outstanding shares issued in the Company’s recent equity offering.

The increase in our 2016 earnings of 16% compared to 2015 is largely driven by our growth over the last twelve months. Total assets, loans, and customer deposits have increased 11%, 9%, and 16%, respectively, as compared to December 31, 2015. With this strong growth, both our loans and customer deposits surpassed $2 billion with loans and deposits finishing the year at $2.02 billion and $2.21 billion, respectively.

Strategically, our focus remains on organic growth and continually planning for and investing in our future. Our 23rd branch, on Route 101A in Nashua, NH opened in early July, 2016. Additionally, we anticipate opening our 24th branch office mid-year 2017, in Windham, NH. We are also looking forward to the relocation of our branches in Salem, NH and Leominster, MA, which we expect will both be completed during 2017. In order to support this investment in growth, in 2016 we completed a successful $20 million ($19.7 million net of expenses) rights and supplemental community offering which received strong support from existing shareholders and new community shareholders. We believe that expanding our shareholder base in the local community is an important part of our long term growth.

Composition of Earnings

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin.  The Company reports net interest margin on a tax equivalent basis (“margin”).

Net interest income for the year ended December 31, 2016, amounted to $86.8 million, an increase of $8.5 million, or 11%, compared to the year ended December 31, 2015. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $179.3 million for the twelve months ended December 31, 2016, compared to the same 2015 period averages. Margin was 3.94% for the year ended December 31, 2016, compared to 3.97% for the year ended December 31, 2015.

The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this report.

For the years ended December 31, 2016 and December 31, 2015, the provision for loan losses amounted to $3.0 million and $3.3 million, respectively. The decrease in the provision in the current period was due primarily to a lower level of loan growth with generally improving credit quality metrics compared to the prior year.

Contributing to the decline in the provision for loan losses compared to the prior year were:

•	Loan growth for the year ended December 31, 2016 of $162.8 million compared to $187.4 million during the year ended December 31, 2015.

•	Total non-performing loans as a percentage of total loans (a measure of credit risk) declined to 0.47% at December 31, 2016, compared to 0.74% at December 31, 2015.

•	The Company recorded net charge-offs of $659 thousand for the year ended December 31, 2016, compared to net charge-offs of $1.4 million for the year ended December 31, 2015.

Partially offsetting the factors above was the balance of the allowance for loan losses allocated to impaired and classified loans which amounted to $4.4 million at December 31, 2016, compared to $3.3 million at December 31, 2015. This increase was due primarily to the credit rating downgrade of four larger commercial relationships to “criticized” or “adverse” risk ratings, including two relationships additionally designated as troubled debt restructures, based on a review of their individual business circumstances, requiring higher levels of reserves in the current period. Although some weaknesses had been identified necessitating the downgrades, the borrowers continue to make payments per the loan agreements and the loans remain in accruing status.

The allowance for loan losses to total loans ratio was 1.55% at December 31, 2016 and 1.56% at December 31, 2015. In general, the credit quality of the loan portfolio is improving, in part due to improved economic conditions over the past twelve months; however, individual loan downgrades, such as those noted above, which will occur due to individual business circumstances, have contributed to a more gradual decline in the ratio.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading “Financial Condition” titled “Credit Risk,” “Asset Quality,” and “Allowance for Loan Losses.”

Non-interest income for the year ended December 31, 2016 amounted to $14.4 million, a decrease of $526 thousand, or 4%, compared to the year ended December 31, 2015. This decrease was due primarily to a decrease of $1.0 million in net gains on the sales of investment securities, partially offset by increases in deposit and interchange fees, income on bank-owned life insurance and gains on loan sales.
For the year ended December 31, 2016, non-interest expense amounted to $70.3 million, an increase of $4.6 million, or 7%, over the year ended December 31, 2015. Increases in expenses over the prior year primarily related to the Company’s strategic growth and market expansion initiatives, particularly increases in salaries and benefits and technology expenses.
Sources and Uses of Funds

The Company's primary sources of funds are customer and brokered deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize overnight borrowings from correspondent banks. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan or exercise of stock options, and occasionally the issuance of debt securities or the sale of new stock. During the second quarter of 2016, the Company completed an offering of shares of its common stock through a rights offering to its existing stockholders and a supplemental community offering ("share offering"), raising approximately $20.0 million in new capital ($19.7 million, net of offering costs), and contributed the net proceeds to the Bank. The Company's sources of funds are intended to be used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of earning assets, amounted to $374.8 million at December 31, 2016, and comprised 15% of total assets at December 31, 2016 compared to 13% of total assets at December 31, 2015. Since December 31, 2015, investments increased $74.4 million, or 25%.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high-quality commercial loans. Total loans increased $162.8 million, since December 31, 2015, and amounted to $2.02 billion at December 31, 2016, comprising 80% of total assets at December 31, 2016, compared to 81% at December 31, 2015. Total commercial loans amounted to $1.74 billion, or 86% of gross loans, at December 31, 2016, which was consistent with the composition at December 31, 2015.

Management's preferred strategy for funding asset growth is to grow relationship-based deposit balances, preferably transactional deposits (comprised of demand deposit accounts, checking accounts and traditional savings accounts).  Asset growth in excess of transactional deposits is typically funded through non-transactional deposits (comprised of money market accounts, commercial tiered rate or "investment savings" accounts and term certificates of deposit) and wholesale funding (brokered deposits and borrowed funds).

At December 31, 2016, customer deposits (total deposits excluding brokered deposits) amounted to $2.21 billion, an increase of $298.2 million, or 16%, over December 31, 2015 balances. Non-brokered deposit growth since December 31, 2015, occurred in all deposit categories with the largest growth noted in money markets and checking accounts.

Wholesale funding amounted to $70.0 million at December 31, 2016, compared to $160.4 million at December 31, 2015, a decrease of $90.4 million, or 56%. Wholesale funding included FHLB advances of $10.7 million and $40.7 million at

December 31, 2016 and December 31, 2015, respectively, and brokered deposits of $59.4 million and $106.8 million at December 31, 2016 and December 31, 2015, respectively. At December 31, 2015, the Company also had an overnight borrowing of $13.0 million with a correspondent bank. Borrowed fund balances, FHLB advances and other borrowings, have declined $43.0 million since December 31, 2015. Brokered deposits, comprised solely of CDs, have decreased $47.4 million, or 44%, during the year ended December 31, 2016. The Company's level of wholesale funding has declined in 2016 as deposit growth has exceeded loan growth.

Opportunities and Risks

The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company's continued success in differentiating itself in the market place and its ability to strengthen its competitive position. Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. National and larger regional banks and financial institutions have a local presence in the Company's market area.  These larger institutions have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, non-bank electronic payment and funding channels, and other financial intermediaries.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines and/or markets, the cost of compliance with new government regulations, and the continued low interest rate environment have and are expected to continue to have an impact on the regional competitive market. The Company also faces increasing competition within its marketplace on the pricing of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term relationships, rather than competing for individual transactions or easing loan terms. In addition, the increased use and advances in technology such as internet and mobile banking, non-bank electronic payment channels, electronic transaction processing and cyber-security, are expected to have a significant impact on the future competitive landscape confronting financial service businesses.

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with in-depth understanding of our markets, commitment to open and honest communication with clients and dedication to active community service. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy and has led to a strong referral network with local businesses, non-profit organizations and community leaders. Management believes the Company's community service reputation and culture positions the Company to be a leading banking provider of loans, deposits and cash management services, investment advisory and wealth management, trust and insurance services in its growing market area.

The Company actively seeks to increase deposit share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. In early July 2016, our 23rd branch, on Route 101A in Nashua, NH, opened and the Company recently announced the anticipated opening of its 24th branch office in Windham, NH, in 2017. In 2017, we also anticipate relocating our branches in Salem, NH and Leominster, MA, providing newly built, highly visible and state-of-the-art branches in those communities to better serve our customers. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which have served to provide consistent quality asset growth over varying economic cycles during the Company's history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

The Company's investment services, including customized investment management, advisory and trust services and brokerage services, provide for additional income diversification. The Company's wealth management and advisory service channel derives revenues primarily from investment management fees based on assets under management. The Company's brokerage services channel revenue is split between fees based on assets under management and commissions. Management believes that the Company's investment services are distinguished from the competition by a client-centric open architecture approach in which clients work with a dedicated portfolio manager to hand-select funds with styles that match the client's investment goals. The Company's goal is to design and maintain portfolios that provide the income, growth potential, and risk tolerances that match the clients' comfort levels and exceeds their financial expectations. The Company's investment advisory team consists of a variety of certified financial and licensed brokerage professionals adept in a number of financial and investment disciplines dedicated to providing personalized investment service to each client.

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

Any prolonged deterioration of the general economic environment in the national or local New England economy could have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, and other unforeseen consequences, which could have a severe negative impact on the Company's financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a downturn in the economic environment, or other factors, could have a material adverse effect on the Company's financial condition and results of operations. The risk of loss due to customers' non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 7 under the headings “Credit Risk,” “Asset Quality” and “Allowance for Loan Losses.”

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. Effective January 1, 2015, the Company and the Bank implemented the Basel III regulatory capital framework. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2016, and the recently adopted changes to the regulatory capital framework, see the sections within Item 1, “Business,” entitled “Capital Resources” and “Capital Requirements” and “New Capital Requirements under Basel III” within “Supervision and Regulation” and Note 10, "Stockholders' Equity” to the consolidated financial statements contained in Item 8 “Financial Statements and Supplementary Data.” At December 31, 2016, the Company met the definition of “well capitalized” under the applicable Federal Reserve Board regulations and the Bank qualified as “well capitalized” under the prompt corrective action regulations of Basel III and the FDIC; however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations.

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

Compliance risk includes the threat of fines, civil money penalties, lawsuits and restricted growth opportunities resulting from violations and/or non-conformance with laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards.  The Company maintains a Compliance Management Program (the “CMP”) designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.  The Audit Committee of the Board of Directors oversees the effectiveness of the CMP.

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

The Company has implemented layered security approaches for all delivery channels to mitigate rising cyber-security risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information, to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers, and to quickly detect Distributed Denial of Service attacks.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized cyber access, and continuously identify and prevent computer viruses on the Company's information systems. To minimize debit card losses, the Company works with a third-party provider to establish parameters for allowable transaction activity, monitor transactions, and alert customers of potential fraudulent activity.

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

Critical Accounting Estimates

The Company’s significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data.”  In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates include the areas described further below.

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

Management’s assessment of the adequacy of the allowance for loan losses is contained under the headings “Credit Risk,” “Asset Quality,” and “Allowance for Loan Losses,” contained in the “Financial Condition” section of this Item 7.

Impairment Review of Investment Securities

There are inherent risks associated with the Company’s investment activities that could adversely impact the fair market value and the ultimate collectability of the Company’s investments. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired. The determination of OTTI involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management’s assessment, depending on the type of security, includes: reviewing market pricing: evaluating the level and duration of the loss on individual securities; ongoing credit quality evaluations; determining if any individual security or mutual or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of debt securities prior to maturity.  While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed to have OTTI, the Company is required to write-down the carrying value of the investment. Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations. OTTI on equity securities is recognized through a charge to earnings. OTTI on debt securities is assessed in order to determine the impairment attributed to the underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a debt security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, the previous charge may not be recovered through earnings until sale or maturity, if in excess of its new cost basis.

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2016 that were deemed other than temporarily impaired.

Management’s assessment of impairment of the unrealized losses in the investment portfolio is contained in Note 2, “Investments,” to the consolidated financial statements in Item 8 below.

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

The annual impairment test begins with a qualitative assessment of whether it is “more likely than not” that the reporting unit's fair value is less than its carrying amount. The assessment is performed at the operating unit level.  If an entity concludes it is not "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not “more likely than not” that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2016.

If the Company's qualitative assessment concluded that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.

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

Financial Condition

Total assets increased $240.7 million, or 11%, over the prior year, amounting to $2.53 billion at December 31, 2016. The balance sheet composition and changes compared to the prior year are discussed below.

Loans

Total loans increased $162.8 million, or 9%, to $2.02 billion and amounted to 80% of total assets at December 31, 2016 compared to 81% at December 31, 2015.  The Company primarily attributes the increase to new loans generated by its seasoned lending team, its sales and service culture and geographic market expansion.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at December 31, 2016, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total
Commercial real estate	$1,038,082	51.3%	$936,921	50.3%	$862,747	51.6%	$820,299	53.8%	$710,265	52.2%
Commercial & industrial	490,799	24.2%	458,553	24.7%	402,994	24.1%	357,056	23.4%	328,579	24.1%
Commercial construction	213,447	10.5%	202,993	10.9%	168,044	10.0%	132,507	8.6%	121,367	8.9%
Total Commercial	1,742,328	86.0%	1,598,467	85.9%	1,433,785	85.7%	1,309,862	85.8%	1,160,211	85.2%
Residential mortgages	180,560	8.9%	169,188	9.1%	149,959	8.9%	132,721	8.7%	120,278	8.8%
Home equity loans and lines of credit	91,065	4.5%	83,373	4.4%	80,018	4.8%	74,354	4.9%	75,648	5.6%
Consumer	10,845	0.6%	10,747	0.6%	10,708	0.6%	8,643	0.6%	4,911	0.4%
Total retail loans	282,470	14.0%	263,308	14.1%	240,685	14.3%	215,718	14.2%	200,837	14.8%
Gross loans	2,024,798	100.0%	1,861,775	100.0%	1,674,470	100.0%	1,525,580	100.0%	1,361,048	100.0%
Deferred fees, net	(2,069)		(1,813)		(1,866)		(1,524)		(1,393)
Total loans	2,022,729		1,859,962		1,672,604		1,524,056		1,359,655
Allowance for loan losses	(31,342)		(29,008)		(27,121)		(26,967)		(24,254)
Net loans	$1,991,387		$1,830,954		$1,645,483		$1,497,089		$1,335,401

During 2016, commercial real estate loans increased $101.2 million, or 11%, compared to December 31, 2015.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loans increased by $32.2 million, or 7%, compared to December 31, 2015.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration (SBA), and loans under various programs and agencies.

Commercial construction loans increased by $10.5 million, or 5%, compared to December 31, 2015.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans increased by $19.2 million, or 7%, compared to December 31, 2015. The increase over the same period in the prior year was primarily with loans secured by residential property.

At December 31, 2016, commercial loan balances participated out to various banks amounted to $62.3 million, compared to $52.7 million at December 31, 2015.  These balances participated out to other institutions are not carried as assets on the Company’s consolidated financial statements. Commercial loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $85.2 million and $62.3 million at December 31, 2016 and 2015, respectively.  In each case, the participating bank funds a percentage of the loan commitment and assumes the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently.

Refer to Note 3 “Loans,” to the Consolidated Financial Statements, contained in Item 8, for information on related party loans, loans serviced for others, and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company’s portfolio at December 31, 2016. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less	$41,106	$237,554	$75,604
After one year through five years	180,102	126,395	45,985
Beyond five years	816,874	126,850	91,858
	$1,038,082	$490,799	$213,447

Interest rate terms on amounts due after one year:
Fixed	$27,692	$118,390	$2,106
Adjustable	$969,284	$134,855	$135,737
__________________________

(1)
Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments and demand features.

Credit Risk

Inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.” The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate.  The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry and relationship size, through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

The Company's loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal,” “moderate,” “better than average,” and “average” risk, to the regulatory problem-asset classification of “criticized,” for loans that may need additional monitoring, and the more severe adverse classifications of “substandard,” “doubtful,” and "loss” based on criteria established under banking regulations.  Loans classified as “substandard” include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as “doubtful" have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as “loss” are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off. Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as restructured and/or impaired, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

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

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring (or “TDR,” see below). Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

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

Real estate acquired by the Company through foreclosure proceedings, or the acceptance of a deed in lieu of foreclosure, is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis. The estimated fair value is based on market appraisals and the Company’s internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

Asset Quality

At December 31, 2016, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $34.3 million, compared to $24.8 million at December 31, 2015. Total adversely classified loans amounted to 1.70% of total loans at December 31, 2016, as compared to 1.33% at December 2015. The increase in adversely classified balances was due primarily to commercial relationships downgraded during the period, as discussed below, partially offset by principal payments, payoffs and credit upgrades.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $25.1 million at December 31, 2016 and $11.3 million December 31, 2015.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $9.3 million and $13.4 million at December 31, 2016 and December 31, 2015, respectively.  Non-accrual loans that were not adversely classified amounted to $220 thousand and $402 thousand at December 31, 2016 and December 31, 2015, respectively, and primarily represented the guaranteed portions of non-performing SBA loans. In the current period, the credit ratings of 3 larger commercial relationships with aggregate net carrying value of approximately $14.9 million were downgraded to adverse risk-ratings, based on a review of their individual business circumstances, including 2 commercial relationships additionally designated as TDR/impaired. Although some weaknesses had been identified necessitating the downgrades, the borrowers continue to make payments per the loan agreements and the loans remain on accrual status.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial real estate	$4,876	$8,506	$9,714	$10,561	$12,608
Commercial and industrial	3,174	4,323	5,950	5,743	6,993
Commercial construction	519	335	447	1,118	743
Residential	289	366	763	633	862
Home equity	616	288	245	281	390
Consumer	—	19	16	7	—
Total Non-accrual loans	9,474	13,837	17,135	18,343	21,596
Overdrafts > 90 days past due	11	8	1	3	5
Total non-performing loans	9,485	13,845	17,136	18,346	21,601
Other real estate owned	—	—	861	114	500
Total non-performing assets	$9,485	$13,845	$17,997	$18,460	$22,101

Total Loans	$2,022,729	$1,859,962	$1,672,604	$1,524,056	$1,359,655
Accruing TDR loans not included above	$22,418	$10,053	$11,943	$11,438	$16,039
Delinquent loans 60-89 days past due and still accruing	$940	$2,021	$1,707	$2,638	$1,184
Non-performing loans to total loans	0.47%	0.74%	1.02%	1.20%	1.59%
Non-performing assets to total assets	0.38%	0.61%	0.89%	1.00%	1.33%
Loans 60-89 days past due and still accruing to total loans	0.05%	0.11%	0.10%	0.17%	0.09%
Adversely classified loans to total loans	1.70%	1.33%	1.70%	1.83%	2.53%

The $4.4 million net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to several larger commercial loan payoffs, principal paydowns and upgrades within the commercial real estate ($3.6 million) and the commercial and industrial ($1.1 million) portfolios and growth in the loan portfolio, partially offset by additional loans added to non-accrual status during the year. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2015 are discussed further below.

Total impaired loans amounted to $31.8 million and $23.7 million at December 31, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $22.4 million and $10.1 million at December 31, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $9.4 million and $13.6 million as of December 31, 2016 and December 31, 2015, respectively. The increase in impaired loans was primarily due to 2 large commercial relationship each having both commercial & industrial and commercial real estate components, with a net carrying value of approximately $10.5 million, which were downgraded to adverse risk-ratings and also designated as accruing TDR, based on a review of individual business circumstances, partially offset by principal pay-downs, credit upgrades, and charge-offs during the period.

In management’s opinion, the majority of impaired loan balances at December 31, 2016 and 2015, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2016, impaired loans totaling $25.7 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $2.6 million.  At December 31, 2015, impaired loans totaling $19.1 million required no specific reserves and impaired loans totaling $4.6 million required specific reserve allocations of $1.8 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of December 31, 2016 and December 31, 2015, were $27.0 million and $17.1 million, respectively. The increase in TDR loans was primarily due to the impaired commercial relationships noted above, with a net carrying value of approximately $10.5 million, also being designated as accruing TDR loans. TDR loans on accrual status amounted to $22.4 million and $10.1 million at December 31, 2016 and December 31, 2015, respectively. TDR loans included in non-performing loans amounted to $4.6 million and $7.1 million at December 31, 2016 and December 31, 2015, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at December 31, 2016, or December 31, 2015. There were no additions to OREO nor subsequent write-downs during 2016. There were $154 thousand in gains on OREO sales and no subsequent write downs in 2015.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired, adversely classified and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to "regulatory problem asset" loans by classified credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience, qualitative factors such as those identified above, as well as regulatory guidance and industry data.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.55% at December 31, 2016 compared to 1.56% at December 31, 2015.  In general, the credit quality of the loan portfolio is improving, however, individual loan downgrades, such as those noted above, which will occur due to individual business circumstances, have contributed to a more gradual decline in the ratio. Management believes that the loan portfolio continued to experience a level of modest credit stabilization during the 2016 period. However, management believes that local and regional commercial markets, despite low unemployment results, are being negatively impacted by economic conditions and results such as low GDP growth, marginal real income growth, risk from continued low interest rates, and a historically long dated expansion, which in turn will have a lagging impact on the general credit profile of the portfolio and individual commercial relationships.

Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings “Credit Risk” and “Asset Quality,” management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2016.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$29,008	$27,121	$26,967	$24,254	$23,160

Provision charged to operations	2,993	3,267	1,395	3,279	2,750

Recoveries on charged-off loans:
Commercial real estate	20	74	21	96	29
Commercial and industrial	681	279	616	80	461
Commercial construction	—	25	66	78	2
Residential mortgage	—	—	—	128	10
Home equity	3	15	1	21	2
Consumer	5	16	31	12	15
Total recoveries	$709	$409	$735	$415	$519

Charged-off loans:
Commercial real estate	328	133	345	206	276
Commercial and industrial	980	1,571	1,363	670	1,388
Commercial construction	5	—	134	—	156
Residential mortgage	—	—	46	36	185
Home equity	6	—	27	44	140
Consumer	49	85	61	25	30
Total charged-off	$1,368	$1,789	$1,976	$981	$2,175

Net loans charged-off	$659	$1,380	$1,241	$566	$1,656

Balance at December 31	$31,342	$29,008	$27,121	$26,967	$24,254

Average loans outstanding	$1,919,826	$1,740,962	$1,586,062	$1,438,556	$1,281,994
Net loans charged-off to average loans	0.03%	0.08%	0.08%	0.04%	0.13%

Total loans	$2,022,729	$1,859,962	$1,672,604	$1,524,056	$1,359,655
Allowance to total loans	1.55%	1.56%	1.62%	1.77%	1.78%

Recoveries to charge-offs	51.83%	22.86%	37.20%	42.30%	23.86%
Net loans charged-off to allowance	2.10%	4.76%	4.58%	2.10%	6.83%

The following table sets forth the allocation of the Company’s allowance for loan losses among the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$14,902	51.3%	$13,514	50.3%	$12,664	51.6%	$13,174	53.8%	$11,793	52.2%
Comm’l industrial	11,204	24.2%	9,758	24.7%	9,245	24.1%	8,365	23.4%	7,297	24.1%
Comm’l constr.	3,406	10.5%	3,905	10.9%	3,384	10.0%	3,493	8.6%	3,456	8.9%
Resid: mortg, cnstr and HELOC's	1,594	13.4%	1,601	13.5%	1,597	13.7%	1,710	13.6%	1,582	14.4%
Consumer	236	0.6%	230	0.6%	231	0.6%	225	0.6%	126	0.4%
Total	$31,342	100.0%	$29,008	100.0%	$27,121	100.0%	$26,967	100.0%	$24,254	100.0%

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

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money market, and money market mutual fund accounts) and fed funds sold. At December 31, 2016, cash and cash equivalents amounted to 2% of total assets, which is consistent with December 31, 2015. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

As of December 31, 2016, the fair value of the investment portfolio increased $74.4 million, or 25%, compared to December 31, 2015, primarily due additional purchases made to utilize excess cash generated from deposit growth exceeding loan growth. Significant changes in the portfolio composition are discussed below.

The investment portfolio represented 15% of total assets at December 31, 2016 and 13% of total assets at December 31, 2015.  Debt securities comprised the majority of the fair value of the portfolio and represented 97% of total investments at December 31, 2016 and 96% of total investments at December 31, 2015, respectively. At December 31, 2016 and 2015, all investments were classified as available-for-sale and were carried at fair market value.

The following table summarizes investments at the dates indicated:

	December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$75,069	20.0%	$78,825	26.3%	$59,812	24.4%
Residential federal agency MBS(1)	93,353	24.9%	74,863	24.9%	88,802	36.2%
Commercial federal agency MBS(1)	70,278	18.7%	23,545	7.8%	—	—%
Municipal securities	111,803	29.8%	98,511	32.8%	74,204	30.3%
Corporate bonds	10,695	2.9%	10,206	3.4%	7,972	3.3%
Certificates of deposits (2)	949	0.3%	2,751	0.9%	—	—%
Total debt securities	362,147	96.6%	288,701	96.1%	230,790	94.2%

Equity investments	12,643	3.4%	11,657	3.9%	14,275	5.8%
Total available-for-sale investments at fair value	$374,790	100.0%	$300,358	100.0%	$245,065	100.0%
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

Included in the residential federal agency MBS categories were collateralized mortgage obligations (“CMOs”) totaling $36.7 million, $20.8 million and $13.3 million, at December 31, 2016, 2015 and 2014, respectively. All of the commercial federal agency MBS investments held by the Company were CMOs issued by U.S. agencies.

The most significant change in the investment portfolio was an increase of $46.7 million to $70.3 million at December 31, 2016 in commercial federal agency MBS, the majority of which have original maturities of five to ten years. This commercial mortgage-backed asset class was first added in 2015 and additional purchases have been made as an alternative to federal agency obligations.

In 2016, the Company purchased $116.0 million in securities. Also in 2016, total principal paydowns, calls and maturities on debt securities totaled $30.9 million. In addition, management sold investment securities with an amortized cost of approximately $4.3 million realizing net gains on sales of $802 thousand during the year ended December 31, 2016.

As of December 31, 2016, the net unrealized losses in the investment portfolio were $1.2 million compared to net unrealized gains of $3.5 million at December 31, 2015.  The Company primarily attributes the change to an unrealized loss position resulting from the increase in interest rates that occurred in the fourth quarter of 2016. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.   See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” above in this Item 7 for additional information regarding the accounting for OTTI.

See also Note 2, “Investments” and Note 15, “Fair Value Measurements” to the consolidated financial statements in Item 8 below, for further information regarding the Company's unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which OTTI has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for available-for-sale securities.

The contractual maturity distribution as of December 31, 2016, of the debt securities above, with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$4,995	0.99%	$60,142	1.64%	$9,545	2.22%	$—	—%
Residential MBS	—	—%	1,960	3.22%	2,011	1.97%	90,847	1.95%
Commercial MBS	—	—%	7,511	2.20%	64,482	2.13%	—	—%
Municipal securities	6,884	3.00%	22,348	3.74%	55,680	3.26%	27,489	3.69%
Corporate bonds	1,019	1.55%	5,273	2.34%	4,442	2.68%	—	—%
CDs	—	—%	950	2.13%	—	—%	—	—%
Total debt securities	$12,898	2.11%	$98,184	2.23%	$136,160	2.61%	$118,336	2.36%

At fair value:
Total debt securities	$12,937		$98,807		$133,755		$116,648
Scheduled contractual maturities may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of debt investments above are callable securities, comprised of municipal securities and corporate bonds with fair values of $49.0 million which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company’s asset-liability management program.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  At December 31, 2016, the Company’s investment in FHLB capital stock amounted to $2.1 million.

See Note 1, “Summary of Significant Accounting Policies,” Item (e) “Restricted Investments” to the Company’s Consolidated Financial Statements, contained in Item 8 for further information regarding the Company’s investment in FHLB stock.

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $28.8 million and $28.0 million at December 31, 2016 and 2015, respectively.

Further information regarding the Company’s BOLI can be found in Item (k) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in Note 11, “Employee Benefit Plans,” under the heading “Supplemental Life Insurance” both of which are located in the notes to the Company's consolidated financial statements in Item 8 below.

Deposits

Total deposits amounted to $2.27 billion, an increase of $250.8 million, or 12%, as of December 31, 2016 compared to December 31, 2015. As of December 31, 2016, deposits (excluding brokered deposits) amounted to $2.21 billion an increase of $298.2 million, or 16%, since December 31, 2015. Total deposits as a percentage of total assets were 90% at December 31, 2016 and 88% at December 31, 2015. Non-brokered deposit growth was noted primarily within the money market and checking categories.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$646,115	28.5%	$570,589	28.3%	$470,025	26.6%
Interest bearing checking	372,696	16.4%	313,674	15.5%	253,126	14.3%
Total checking	1,018,811	44.9%	884,263	43.8%	723,151	40.9%

Savings	178,637	7.9%	167,304	8.3%	149,940	8.5%
Money Markets	844,216	37.2%	692,114	34.3%	631,676	35.7%
Total savings/money markets	1,022,853	45.1%	859,418	42.6%	781,616	44.2%

Certificates of deposit (CDs)	167,895	7.4%	167,697	8.3%	178,594	10.1%
Total non-brokered deposits	2,209,559	97.4%	1,911,378	94.7%	1,683,361	95.2%

Brokered deposits	59,362	2.6%	106,770	5.3%	85,185	4.8%

Total deposits	$2,268,921	100.0%	$2,018,148	100.0%	$1,768,546	100.0%

Total non-brokered deposits includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in Company offered programs which allow for full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the consolidated balance sheet. The Company's balances in these reciprocal products were $281.6 million, $206.5 million and $130.4 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Checking deposits, a strong source of low-cost funding for the Company, increased $134.5 million, or 15%, through December 31, 2016 compared to December 31, 2015. During the same period, savings and money market accounts increased by $163.4 million, or 19% at December 31, 2016 compared to December 31, 2015, primarily in money market accounts. The increases in non-brokered deposits were attributed to sales and marketing efforts, product capabilities and market expansion.

Year-end balances of CDs increased slightly by $198 thousand, as the rates on term products continued to be low relative to other more liquid deposit alternatives.

The following table shows the scheduled maturities of certificates of deposits greater than $250,000.

(Dollars in thousands)	December 31, 2016	December 31, 2015
Due in three months or less	$16,063	$12,315
Due in greater than three months through six months	6,888	5,672
Due in greater than six months through twelve months	8,282	10,919
Due in greater than twelve months	11,082	8,798
Total certificates of deposit	$42,315	$37,704

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest demand	$632,950	—%	29.5%	$535,583	—%	28.0%	$456,865	—%	26.5%

Interest checking	324,820	0.09%	15.2%	283,579	0.07%	14.9%	222,120	0.05%	12.9%
Savings	181,453	0.13%	8.5%	166,358	0.12%	8.7%	153,633	0.13%	8.9%
Money market	758,944	0.27%	35.4%	639,800	0.27%	33.5%	616,004	0.30%	35.8%
Total interest bearing non-term deposits	1,265,217	0.20%	59.1%	1,089,737	0.20%	57.1%	991,757	0.22%	57.6%

Certificates of deposit	169,213	0.68%	7.9%	171,213	0.59%	9.0%	192,567	0.58%	11.2%

Total non-brokered deposits	2,067,380	0.18%	96.5%	1,796,533	0.18%	94.1%	1,641,189	0.20%	95.3%

Brokered deposits	75,395	1.06%	3.5%	112,930	0.81%	5.9%	80,818	0.93%	4.7%

Total	$2,142,775	0.21%	100.0%	$1,909,463	0.21%	100.0%	$1,722,007	0.23%	100.0%

Wholesale Funding

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $70.0 million at December 31, 2016, compared to $160.4 million at December 31, 2015, a decrease of $90.4 million, or 56%. Wholesale funding has declined as deposit growth has exceeded loan growth for 2016.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at December 31, 2016, December 31, 2015 and December 31, 2014, brokered deposits were comprised solely of CDs. For the year ended December 31, 2016, brokered CDs decreased $47.4 million, or 44%, over the prior year. Brokered CDs outstanding at December 31, 2016 had a weighted average remaining life of approximately 1.5 years.

Borrowed Funds and Subordinated Debt

Total borrowed funds, consisting of FHLB and other borrowings, amounted to $10.7 million at December 31, 2016, compared to $53.7 million at December 31, 2015 a decrease of $43.0 million, or 80%, as deposit growth has outpaced loan growth for 2016.

At December 31, 2016, borrowed funds consisted of FHLB borrowings only. At December 31, 2015, the borrowed funds balance was comprised of FHLB borrowings of $40.7 million and an overnight borrowing with a correspondent bank amounting to $13.0 million.

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners. Outstanding borrowings from the FHLB may be comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB.

As of December 31, 2016, the majority of outstanding FHLB advances were comprised of overnight borrowings, which amounted to $10.0 million with a weighted average rate of 0.80%. The FHLB term advances outstanding at December 31,

2016 have original maturities of one year and totaled $671 thousand with a weighted average rate of 0.87%. These term borrowings will mature in 2017.

Maximum FHLB and other borrowings outstanding at any month end during 2016, 2015, and 2014 were $43.7 million, $53.7 million and $58.9 million, respectively.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$14,551	0.55%	$10,731	0.36%	$12,085	0.31%
Other borrowed funds	107	0.61%	36	0.61%	28	0.56%
Total borrowed funds	$14,658	0.55%	$10,767	0.36%	$12,113	0.31%

The category “Other borrowed funds” represents overnight advances from the FRB or borrowings from correspondent banks.

At December 31, 2016, the Bank had the ability to borrow additional funds from the FHLB of up to approximately $487 million and capacity with the FRB of approximately $115 million.

The Company also had $14.8 million of outstanding subordinated debt at December 31, 2016 and December 31, 2015. At December 31, 2014, the Company had $10.8 million in subordinated debt.

The subordinated debt carried at December 31, 2016 and December 31, 2015 consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020 and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025 and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the Notes on the consolidated balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized over the life of the Notes.

The subordinated debt balance carried at December 31, 2014 consisted of $10.8 million in Junior Subordinated Debt Securities (the "Debt"), at a rate of 10.875%. In March 2015, the Company paid off the Debt using proceeds from the $15.0 million in Notes issued in January 2015.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by the Company's Board of Directors. The duties and responsibilities related to asset-liability management matters are also covered by the Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At December 31, 2016, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  The Company's capital policies and capital levels are monitored on a quarterly basis and capital planning is reviewed at least annually by the Board of Directors.

Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2016, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2016, see the section entitled “Capital Resources” and "Capital Requirements" under the heading "Supervision and Regulation" contained in Item 1, “Business” and Note 10, “Stockholders’ Equity,” to the Company's consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual cash obligations at December 31, 2016.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$10,671	$10,671	$—	$—	$—
Subordinated debt	15,000	—	—	—	15,000
Supplemental retirement plans	3,319	276	552	552	1,939
Operating lease obligations	10,978	1,702	2,388	1,433	5,455
Vendor contracts	6,146	3,363	2,391	388	4
Total contractual obligations	$46,114	$16,012	$5,331	$2,373	$22,398

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, commitments to sell loans, standby letters of credit and unadvanced loans and lines of credit.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The contractual amounts of these instruments reflect the extent of involvement the Company has in the particular classes of financial instruments.

The following table summarizes the contractual commitments at December 31, 2016.

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$694,469	$472,944	$116,508	$24,684	$80,333
Commitments to originate loans	37,753	37,753	—	—	—
Letters of credit	21,497	14,104	1,081	6,312	—
Commitments to originate loans for sale	1,946	1,946	—	—	—
Commitments to sell loans	3,115	3,115	—	—	—
Total commitments	$758,780	$529,862	$117,589	$30,996	$80,333

Assets Under Management

Total assets under management, includes total assets, loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such total assets under management is not a financial measurement recognized under GAAP.

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

As of December 31, 2016, investment assets under management, which are carried at fair market value, increased $47.0 million, or 7%, since December 31, 2015 and increased $50.7 million, or 8%, since December 31, 2014.

As of December 31, 2016, total assets under management increased $297.4 million, or 10%, since December 31, 2015 and $571.6 million, or 21% since December 31, 2014.

 The following table sets forth the value of assets under management and its components at the dates indicated.

	December 31,
(Dollars in thousands)	2016	2015	2014
Total assets	$2,526,269	$2,285,531	$2,022,228
Loans serviced for others	80,996	71,272	64,122
Investment assets under management	725,338	678,377	674,604
Total assets under management	$3,332,603	$3,035,180	$2,760,954

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2016 AND 2015

Unless otherwise indicated, the reported results are for the year ended December 31, 2016 with the “comparable year” or “prior year” being the year ended December 31, 2015. Average yields are presented on a tax equivalent basis.

Net Income

The Company earned net income in 2016 of $18.8 million compared to $16.1 million for 2015, an increase of 16%.  Diluted earnings per share for 2016 was $1.70 compared to $1.55 for the prior year, which represented an increase of 10%. In 2016, earnings per share includes the dilutive effect from June 23rd to December 31stof the outstanding shares issued in the Company’s recent equity offering.

Net Interest Income

The Company’s net interest income for the year ended December 31, 2016 was $86.8 million compared to $78.3 million for the year ended December 31, 2015, an increase of $8.5 million, or 11%.  The increase in net interest income over the comparable year was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.94% for the year ended December 31, 2016 compared to 3.97% for the prior year. Margin was 3.86% for the quarter ended December 31, 2016, which is consistent with the quarterly margin at September 30, 2016.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2016 and 2015.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average yield); (2) interest rate (change in average yield multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2016 vs 2015				2015 vs 2014
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$7,444	$8,148	$(393)	$(311)	$6,092	$7,054	$(862)	$(100)
Investment securities	1,294	1,639	77	(422)	842	1,156	(173)	(141)
Other interest earning assets (1)	106	70	25	11	64	34	24	6
Total interest earning assets	8,844	9,857	(291)	(722)	6,998	8,244	(1,011)	(235)

Interest Expense
Interest checking, savings, and money market	441	351	—	90	(31)	216	(198)	(49)
Certificates of deposit	129	(11)	154	(14)	(94)	(124)	19	11
Brokered CDs	(124)	(304)	282	(102)	165	299	(97)	(37)
Borrowed funds	43	14	20	9	—	(4)	6	(2)
Subordinated debt	(143)	(55)	(92)	4	(106)	523	(436)	(193)
Total interest-bearing funding	346	(5)	364	(13)	(66)	910	(706)	(270)

Change in net interest income	$8,498	$9,862	$(655)	$(709)	$7,064	$7,334	$(305)	$35
____________________

(1)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The table on the following page presents the Company’s average balances, net interest income and average rates for the years ended December 31, 2016, 2015 and 2014.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,921,299	$85,390	4.50%	$1,742,017	$77,946	4.52%	$1,587,199	$71,854	4.58%
Investments (3)	320,057	6,640	2.69%	258,441	5,346	2.66%	216,241	4,504	2.74%
Other Interest Earning Assets (4)	43,096	285	0.66%	30,966	179	0.58%	23,958	115	0.48%
Total interest earnings assets	2,284,452	92,315	4.18%	2,031,424	83,471	4.23%	1,827,398	76,473	4.31%
Other assets	104,686			93,184			89,345
Total assets	$2,389,138			$2,124,608			$1,916,743

Liabilities and stockholders’ equity:
Interest checking, savings and money market	$1,265,217	2,571	0.20%	$1,089,737	2,130	0.20%	$991,757	2,161	0.22%
Certificates of deposit	169,213	1,147	0.68%	171,213	1,018	0.59%	192,567	1,112	0.58%
Brokered CDs	75,395	796	1.06%	112,930	920	0.81%	80,818	755	0.93%
Borrowed funds	14,658	81	0.55%	10,767	38	0.36%	12,113	38	0.31%
Subordinated debt(5)	14,828	928	6.26%	15,631	1,071	6.85%	10,825	1,177	10.88%
Total interest-bearing funding	1,539,311	5,523	0.36%	1,400,278	5,177	0.37%	1,288,080	5,243	0.41%

Net interest rate spread			3.82%			3.86%			3.90%

Demand deposits	632,950	—	—	535,583	—	—	456,865	—	—
Total deposits, borrowed funds and subordinated debt	2,172,261	5,523	0.25%	1,935,861	5,177	0.27%	1,744,945	5,243	0.30%
Other liabilities	15,896			14,998			12,600
Total liabilities	2,188,157			1,950,859			1,757,545

Stockholders’ equity	200,981			173,749			159,198

Total liabilities and stockholders’ equity	$2,389,138			$2,124,608			$1,916,743

Net interest income		$86,792			$78,294			$71,230
Net interest margin (tax equivalent)			3.94%			3.97%			4.02%

_________________________

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $3.1 million, $2.4 million, and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Average loans and loans held for sale include non-accrual loans, and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 and outstanding at December 31, 2016, 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income for the year ended December 31, 2016 was $92.3 million, an increase of $8.8 million, or 11%, from the prior year. The increase resulted primarily from growth of $253.0 million, or 12%, in the average balance of interest earning assets for the year ended December 31, 2016, partially offset by a 5 basis point decline in the average tax equivalent yield on interest earning assets.

Interest income on loans and loans held for sale, which accounted for the majority of interest income, increased $7.4 million, or 10%, compared to the prior period, due primarily to loan growth partially offset by a decline in loan yields. Average loan and loans held for sale balances increased $179.3 million, or 10%, compared to the prior year, and amounted to $1.92 billion for the year ended December 31, 2016, while the average yield on loans declined 2 basis points compared to the prior period and amounted to 4.5% for the year ended December 31, 2016.

Income on investment securities amounted to $6.6 million, an increase of $1.3 million, or 24%, compared to the same period in 2015. This increase resulted from an increase in the average balance of investment securities by $61.6 million, or 24%, and to a lesser extent increased investment yields of 3 basis points.

Income on other interest-earning assets amounted to $285 thousand, an increase of $106 thousand, or 59%, compared to the same period in 2015. This increase resulted from a $12.1 million, or 39%, increase in the average balances and to a lesser extent an 8 basis point increase in the average yield.

Interest Expense

Total interest expense amounted to $5.5 million, an increase of $346 thousand, or 7%, compared to the prior year.  The increase was due primarily to increases in the average balances of interest checking, savings and money market accounts, partially offset by lower interest expense associated with the Company's subordinated debt.

Interest expense on interest checking, savings and money market accounts increased $441 thousand, or 21%, primarily due to increases in the average balances by $175.5 million or 16%, over the prior year.

Interest expense on CDs amounted to $1.1 million, an increase of $129 thousand, or 13%, over the comparable period. The increase was due primarily to an increase in the average rate of 9 basis points.

Interest expense on brokered CDs amounted to $796 thousand, a decrease of $124 thousand, or 13%, over the comparable period, primarily due to a decrease in the average balance, partially offset by an increase in the average rate. The average balance decreased $37.5 million, or 33%, while the average rate increased 25 basis points. Changes in both the average balances and average rates are due to the maturities of lower yielding shorter-term brokered CDs.

Interest expense on borrowed funds amounted to $81 thousand, an increase of $43 thousand due to increases in both the average balances and the average rate. The average balance increased $3.9 million, or 36%, and the average rate increased 19 basis points.

Interest expense on subordinated debt amounted to $928 thousand, a decrease of $143 thousand, or 13%, over the same period in 2015. The average rate declined to 6.26% from 6.85% in the comparable period as a result of the lower rate on the Notes issued in January 2015. The average balances decreased $803 thousand due to the timing of the issuance of the Notes versus the redemption in full in March 2015 of the $10.8 million of outstanding Debt.

The average balance of non-interest bearing demand deposits increased $97.4 million, or 18%, to $633.0 million at December 31, 2016. The average balance of these accounts represented 30% and 28% of total average deposits for the years ended December 31, 2016 and 2015, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $3.0 million and $3.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease in the provision in 2016 was due primarily to a lower level of loan growth with generally improving credit quality metrics compared to the prior year. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk," "Asset Quality,” and “Allowance for Loan Losses” under the heading, “Financial Condition,” in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2016 decreased $526 thousand, or 4%, compared to 2015. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	Change	% Change
Investment advisory fees	$4,774	$4,750	$24	1%
Deposit and interchange fees	5,124	4,879	245	5%
Income on bank-owned life insurance, net	747	553	194	35%
Net gains on sales of investment securities	802	1,828	(1,026)	(56)%
Gains on sales of loans	601	492	109	22%
Other income	2,393	2,465	(72)	(3)%
Total non-interest income	$14,441	$14,967	$(526)	(4)%

Deposit and interchange fees increased due primarily to increased interchange fee income. Deposit and interchange fees include servicing fees received on customer deposit accounts and debit card and ATM interchange income.

Income on bank-owned life insurance increased due primarily to the purchase of additional BOLI investments mid-year 2015.

Net gains on sales of investment securities are typically driven by market or strategic opportunities.

Gains on loan sales increased due to a higher volume of activity in the current year.

The decrease in the other income category compared to the prior year was due primarily to the activity in the prior year of gains on the sales of OREO and gains on life insurance, partially offset by the net loss on a Company's subsidiary related to the redemption of the Trust Preferred Securities in 2015.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2016 increased $4.6 million, or 7%, compared to 2015. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	Change	% Change
Salaries and employee benefits	$43,886	$40,285	$3,601	9%
Occupancy and equipment expenses	7,362	7,308	54	1%
Technology and telecommunications expenses	6,080	5,710	370	6%
Advertising and public relations expenses	2,833	2,719	114	4%
Audit, legal and other professional fees	1,721	1,657	64	4%
Deposit insurance premiums	1,387	1,214	173	14%
Supplies and postage expenses	965	988	(23)	(2)%
Other operating expenses	6,094	5,851	243	4%
Total non-interest expense	$70,328	$65,732	$4,596	7%

Salaries and employee benefits increased to support the Company's strategic growth and market expansion initiatives since the prior year.

Technology and telecommunications expense increased primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

Advertising and public relations expenses increased due primarily to the timing of corporate community events, partially offset by lower costs in general advertising expenses in 2016.

Deposit insurance premiums increased due primarily to a change in the FDIC assessment methodology in 2016, which applied to all banks, and the Company's growth.

Other non-interest expenses increased to support the Company's growth initiatives, primarily in deposit product service costs and outsourced expenses. In addition, 2016 included increased costs for check/card losses, partially offset by lower OREO and loan work-out expenses. The prior year was also impacted by prepayment fees associated with the redemption of the Trust Preferred Securities.

Income Tax Expense

The effective tax rate for the year ended December 31, 2016 was 32.8% and for the year ended December 31, 2015 was 33.4%. Refer to Note 13 "Income Taxes" to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's taxes.

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

Income on investment securities amounted to $5.3 million, an increase of $842 thousand, or 19%, compared to the same period in 2014. This increase resulted from an increase in the average balance of investment securities by $42.2 million, or 20%, partially offset by a decline in investment yield of 8 basis points.

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

Deposit and interchange fees decreased due primarily to a decline in overdraft fee income, partially offset by increased interchange fee income. Deposit and interchange fees include servicing fees received on customer deposit accounts and debit and ATM interchange income.

Income on BOLI increased due primarily to the purchase of additional BOLI investments in 2015.

Net gains on sales of investment securities are typically driven by market or strategic opportunities.

Other income for the year ended December 31, 2015 included gains on life insurance and gains on the sales of OREO, partially offset by the net loss on the Company’s Capital Trust subsidiary due to the write-off of debt issuance costs related to the redemption of Trust Preferred Securities.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2015 increased $3.7 million, or 6%, compared to 2014. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Change	% Change
Salaries and employee benefits	$40,285	$38,029	$2,256	6%
Occupancy and equipment expenses	7,308	6,515	793	12%
Technology and telecommunications expenses	5,710	5,167	543	11%
Advertising and public relations expenses	2,719	2,928	(209)	(7)%
Audit, legal and other professional fees	1,657	1,515	142	9%
Deposit insurance premiums	1,214	1,169	45	4%
Supplies and postage expenses	988	1,053	(65)	(6)%
Other operating expenses	5,851	5,655	196	3%
Total non-interest expense	$65,732	$62,031	$3,701	6%

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

Other non-interest expense increased due primarily to the prepayment fees associated with the redemption of the Trust Preferred Securities as noted above, partially offset by decreased investment advisory and custodial expenses due primarily to a reduction in third party institutional custodian charges.

Income Tax Expense

The effective tax rate for the year ended December 31, 2015 was 33.4% and for the year ended December 31, 2014 was 34.1%. Refer to Note 13 "Income Taxes" to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's taxes.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” item (t) to the Company's consolidated financial statements, contained in Item 8, for further information regarding recent accounting pronouncements.

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.  In particular, additional information related to the margin sensitivity analysis is contained in Item 7A below and other maturity and repricing information of the Company’s interest sensitive assets and liabilities is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition” in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The Company's primary market risk is interest rate risk. Oversight of interest rate risk management is the responsibility of the Board. Annually, the Board reviews and approves the Company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The Board also establishes and monitors guidelines for the Company's liquidity, capital ratios and asset-liability management.

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

Margin for the year ended December 31, 2016 declined slightly compared to the same period in 2015, due in part to an increase in lower yielding overnight Federal Reserve balances and other interest earning cash balances.

At December 31, 2016, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2016 and the percent changes compared to the rates unchanged scenario, assuming parallel yield curve shifts and gradual interest rate changes applied during the period. Net interest income is projected to increase slightly over a 24 month period if rates rise 200 basis points, and increase further if rates rise 400 basis points. This is primarily due to the impact of recent yield curve steepening and rate increases on adjustable rate loans.

	December 31, 2016
(Dollars in thousands)	Net interest income	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	$194,165	2.79%
Rates Rise 200 Basis Points	190,386	0.79%
Rates Unchanged	188,902	—

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$33,047	$32,318
Interest-earning deposits	17,428	19,177
Total cash and cash equivalents	50,475	51,495

Investment securities, at fair value	374,790	300,358
Federal Home Loan Bank stock	2,094	3,050
Loans held for sale	1,569	1,709
Loans, less allowance for loan losses of $31,342 at December 31, 2016 and $29,008 at December 31, 2015	1,991,387	1,830,954
Premises and equipment, net	33,540	30,553
Accrued interest receivable	8,792	7,790
Deferred income taxes, net	17,020	14,111
Bank-owned life insurance	28,765	28,018
Prepaid income taxes	1,344	57
Prepaid expenses and other assets	10,837	11,780
Goodwill	5,656	5,656
Total assets	$2,526,269	$2,285,531

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$2,268,921	$2,018,148
Borrowed funds	10,671	53,671
Subordinated debt	14,834	14,822
Accrued expenses and other liabilities	16,794	18,287
Accrued interest payable	263	276
Total liabilities	2,311,483	2,105,204

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 11,475,742 shares issued and outstanding at December 31, 2016 (including 141,580 shares of unvested participating restricted awards) and 10,377,787 shares issued and outstanding at December 31, 2015 (including 144,717 shares of unvested participating restricted awards)	115	104
Additional paid-in capital	85,421	61,008
Retained earnings	130,008	116,941
Accumulated other comprehensive (loss) / income	(758)	2,274
Total stockholders’ equity	214,786	180,327

Total liabilities and stockholders’ equity	$2,526,269	$2,285,531

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2016	2015	2014
Interest and dividend income:
Loans and loans held for sale	$85,390	$77,946	$71,854
Investment securities	6,640	5,346	4,504
Other interest-earning assets	285	179	115
Total interest and dividend income	92,315	83,471	76,473

Interest expense:
Deposits	4,514	4,068	4,028
Borrowed funds	81	38	38
Subordinated debt	928	1,071	1,177
Total interest expense	5,523	5,177	5,243

Net interest income	86,792	78,294	71,230

Provision for loan losses	2,993	3,267	1,395
Net interest income after provision for loan losses	83,799	75,027	69,835

Non-interest income:
Investment advisory fees	4,774	4,750	4,618
Deposit and interchange fees	5,124	4,879	5,036
Income on bank-owned life insurance, net	747	553	413
Net gains on sales of investment securities	802	1,828	1,619
Gains on sales of loans	601	492	406
Other income	2,393	2,465	2,340
Total non-interest income	14,441	14,967	14,432

Non-interest expense:
Salaries and employee benefits	43,886	40,285	38,029
Occupancy and equipment expenses	7,362	7,308	6,515
Technology and telecommunications expenses	6,080	5,710	5,167
Advertising and public relations expenses	2,833	2,719	2,928
Audit, legal and other professional fees	1,721	1,657	1,515
Deposit insurance premiums	1,387	1,214	1,169
Supplies and postage expenses	965	988	1,053
Other operating expenses	6,094	5,851	5,655
Total non-interest expense	70,328	65,732	62,031

Income before income taxes	27,912	24,262	22,236
Provision for income taxes	9,161	8,114	7,585

Net income	$18,751	$16,148	$14,651

Basic earnings per share	$1.71	$1.56	$1.45

Diluted earnings per share	$1.70	$1.55	$1.44

Basic weighted average common shares outstanding	10,966,333	10,323,016	10,118,762

Diluted weighted average common shares outstanding	11,039,511	10,389,934	10,209,243

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2016	2015	2014
Net income	$18,751	$16,148	$14,651
Other comprehensive income/(loss), net of taxes:
Gross unrealized holding (losses)/gains on investments arising during the period	(3,876)	(518)	4,225
Income tax benefit/(expense)	1,357	216	(1,553)
Net unrealized holding (losses)/gains, net of tax	(2,519)	(302)	2,672
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	802	1,828	1,619
Income tax expense	(289)	(637)	(569)
Reclassification adjustment for gains realized, net of tax	513	1,191	1,050

Total other comprehensive (loss)/income	(3,032)	(1,493)	1,622
Comprehensive income	$15,719	$14,655	$16,273

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2013	9,992,560	$100	$52,936	$96,153	$2,145	$151,334
Net Income				14,651		14,651
Other comprehensive income, net					1,622	1,622
Tax benefit from stock compensation			320			320
Common stock dividend ($0.48 per share)				(4,853)		(4,853)
Common stock issued under dividend reinvestment plan	60,586	1	1,218			1,219
Common stock issued, other	2,917	—	64			64
Stock-based compensation, net	69,926	1	1,703			1,704
Stock options exercised, net	81,954	—	889			889
Balance at December 31, 2014	10,207,943	$102	$57,130	$105,951	$3,767	$166,950
Net Income				16,148		16,148
Other comprehensive (loss), net					(1,493)	(1,493)
Tax benefit from stock compensation			217			217
Common stock dividend ($0.50 per share)				(5,158)		(5,158)
Common stock issued under dividend reinvestment plan	58,529	1	1,276			1,277
Common stock issued, other	7,674	—	171			171
Stock-based compensation, net	65,015	1	1,783			1,784
Stock options exercised, net	38,626	—	431			431
Balance at December 31, 2015	10,377,787	$104	$61,008	$116,941	$2,274	$180,327
Net Income				18,751		18,751
Other comprehensive (loss), net					(3,032)	(3,032)
Tax benefit from stock compensation			789			789
Common stock dividend ($0.52 per share)				(5,684)		(5,684)
Common stock issued under dividend reinvestment plan	53,516	1	1,380			1,381
Common stock issued under share offering, net and other	932,522	9	19,793			19,802
Stock-based compensation, net	58,918	1	2,063			2,064
Stock options exercised, net	52,999	—	388			388
Balance at December 31, 2016	11,475,742	$115	$85,421	$130,008	$(758)	$214,786

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$18,751	$16,148	$14,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,993	3,267	1,395
Depreciation and amortization	6,081	5,603	5,458
Stock-based compensation expense	2,380	1,803	1,752
Mortgage loans originated for sale	(28,873)	(23,673)	(20,864)
Proceeds from mortgage loans sold	29,614	24,827	20,154
Net gains on sales of loans	(601)	(492)	(406)
Net gains on sales of OREO	—	(154)	—
Net gains on sales of investments	(802)	(1,828)	(1,619)
Net gains on life insurance	—	(163)	—
Income on bank-owned life insurance, net	(747)	(553)	(413)
Changes in:
Accrued interest receivable	(1,002)	(1,057)	(547)
Prepaid expenses and other assets	89	1,527	(6,597)
Deferred income taxes	(1,261)	(406)	90
Accrued expenses and other liabilities	418	1,342	85
Subordinated debt issuance costs	12	(178)	—
Accrued interest payable	(13)	(290)	1
Net cash provided by operating activities	27,039	25,723	13,140
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	4,800	25,115	25,371
Net proceeds from FHLB capital stock redemptions	956	307	967
Proceeds from maturities, calls and pay-downs of investment securities	30,930	26,731	40,497
Purchase of investment securities	(118,255)	(108,962)	(90,918)
Net increase in loans	(163,426)	(188,738)	(150,079)
Additions to premises and equipment, net	(7,918)	(3,938)	(4,667)
Proceeds from OREO sales and payments	—	1,015	—
Purchase of OREO	—	—	(457)
Proceeds from bank-owned life insurance	405	—	—
Purchase of bank-owned life insurance	—	(11,390)	—
Net cash used in investing activities	(252,508)	(259,860)	(179,286)
Cash flows from financing activities:
Net increase in deposits	250,773	249,602	132,554
Net (decrease) increase in borrowed funds	(43,000)	(5,229)	22,366
Repayment of subordinated debt	—	(10,825)	—
Proceeds from the issuance of subordinated debt	—	15,000	—
Cash dividends paid	(5,684)	(5,158)	(4,853)
Proceeds from issuance of common stock, net of expenses	21,183	1,448	1,283
Proceeds from exercise of stock options, net of repurchases for tax withholdings	388	431	889
Tax benefit from stock-based compensation	789	217	320
Net cash provided by financing activities	224,449	245,486	152,559

Net increase (decrease) in cash and cash equivalents	(1,020)	11,349	(13,587)
Cash and cash equivalents at beginning of year	51,495	40,146	53,733
Cash and cash equivalents at end of year	$50,475	$51,495	$40,146

Supplemental financial data:
Cash paid for: Interest	$5,536	$5,467	$5,242
Cash paid for: Income taxes	10,868	7,594	7,466
Supplemental schedule of non-cash activity:
Net purchases (sales) of investment securities not yet settled	(301)	2,296	2,336
Transfer from loans to other real estate owned	—	—	290
Bank owned life insurance proceeds not yet received	—	403	—
Capital expenditures incurred not yet paid	—	525	—
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The consolidated financial statements of Enterprise Bancorp, Inc. (the “Company,” “Enterprise,” “we,” or “our”), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “Bank”). The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

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

The Company has 23 full-service branches serving the greater Merrimack Valley and North Central regions of Massachusetts, and in Southern New Hampshire. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Prior to March 2015, pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (“FASB”), the Company carried junior subordinated debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the “Trust”) created by the Company in March 2000 under the laws of the state of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, had been excluded from the Company’s consolidated financial statements. In March 2015, the Company redeemed in full the junior subordinated debentures, which in turn allowed the Trust to redeem in full the trust preferred securities. The Company also dissolved the Trust in April 2015. See Note 7, “Borrowed Funds and Subordinated Debt,” below for further information on the Company's subordinated debt.

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

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions for Form 10-K through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying audited consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying audited consolidated financial statements. Certain previous years' amounts in the audited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. The Company has evaluated subsequent events and transactions from December 31, 2016 through the date this report on Form 10-K was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(b) Uses of estimates

In preparing the financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These assumptions and estimates affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  The three most significant areas in which management applies critical assumptions and estimates are the estimate of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.

(c) Cash and cash equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents are comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money market and money market mutual fund accounts) and overnight and term federal funds sold (“fed funds”). Balances in cash and cash equivalents will fluctuate resulting primarily from the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

(d) Investments

Investments that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available-for-sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income/(loss).  Included as available-for-sale are securities that are purchased in connection with the Company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the Company has the positive intent to hold investment securities to maturity, investment securities will be classified as held-to-maturity and carried at amortized cost.  As of the balance sheet dates, all of the Company’s investment securities were classified as available-for-sale and carried at fair value.

There are inherent risks associated with the Company’s investment activities that could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  The determination of other-than-temporary impairment (“OTTI”) involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management's assessment, depending on the type of security includes: reviews of market pricing, evaluating the level and duration of the loss on individual securities; ongoing credit quality evaluations; determining if any individual security or mutual fund or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of debt securities prior to maturity.  While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed to have OTTI, the Company is required to write-down the carrying value of the investment. OTTI on equity securities is recognized through a charge to earnings. OTTI on debt securities is assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a debt security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, the previous charge may not be recovered through earnings until sale or maturity, if in excess of its new

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

cost basis.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company participates with other banks in the financing of certain commercial projects. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's financial statements. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.

Loans acquired are initially measured at fair value as of the acquisition date without carryover of historical allowance for loan losses. Credit discounts representing losses of unpaid loan principal balances expected over the life of the loans are included in the determination of acquisition date fair value. The fair-market valuation of loans acquired at a premium is amortized into interest income on a level-yield basis over the life of the loan. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses are similar to originated loans.
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

(k) Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain current and former senior and executive officers.  The cash surrender value carried on the consolidated balance sheets at December 31, 2016 and December 31, 2015 amounted to $28.8 million and $28.0 million, respectively. There are no associated surrender charges under the outstanding policies.

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

(m) Goodwill

Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both December 31, 2016 and December 31, 2015. This asset is related to the Company’s acquisition of two branch offices in July 2000.

In accordance with GAAP the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill may occur when the estimated fair value of the Company is less than its recorded book value. A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at December 31, 2016.

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

(n) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Wealth Management and Enterprise Investment Services and the commercial sweep product, totaled $725.3 million and $678.4 million at December 31, 2016 and 2015, respectively.  Fee income is recorded on an accrual basis and recognized over the period in which it is earned. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.

(o) Derivatives

The Company recognizes all derivatives as either assets or liabilities on its consolidated balance sheet and measures those instruments at fair market value.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2016 and 2015, the estimated fair values of these derivative instruments were considered to be immaterial.

The Company may use interest-rate swap agreements as part of its interest-rate risk management strategy. Interest-rate swap agreements can be entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2016 or 2015.

Beginning in 2015, the Company implemented a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with an independent counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to fixed-rate loan payment.

The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. Customer related credit risk is minimized by the cross collateralization of the loan and the interest rate swap agreement.

Back-to-Back Swaps are not speculative but rather result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. See Note 8, "Derivatives and Hedging Activities" for more information about the Company's derivatives.

(p) Stock Based Compensation

The Company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, and stock awards for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the estimated grant-date fair value of the stock option awards, or in the case of stock awards, the market value of the common stock on the date of grant.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2016 or December 31, 2015.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2013 through 2016 tax years.

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

(s) Reporting Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale, net of deferred income taxes. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(t) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Entities are required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company early adopted this ASU as of January 1, 2015 in relation to the Company's Fixed-to-Floating Rate Subordinated Notes issued in January 2015. This adoption did not have a material impact on the Company's financial statements or results of operations.

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

Accounting pronouncements not yet adopted by the Company (in order of effective date)

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

Based on the Company's evaluation to date management believes the more significant impact of the implementation of this ASU will be the recognition of income tax expenses or benefits in the income statement, which under previous guidance was recognized in additional paid-in capital. In 2016, the Company recognized $789 thousand in additional paid-in capital in this regard, which under the new ASU would be recognized as income tax benefit in the income statement. This amount will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the financial statements. The foregoing observations are subject to change as management completes their implementation process.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company is currently evaluating the potential impact of the ASU and its amendments on the Company's financial statements and results of operations and does not currently plan to early adopt. Based on the Company's preliminary evaluations to date, and because the largest portion of the Company's revenue, interest income and various loan fees, are specifically excluded from the scope of this ASU, and because the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new ASU, management believes that revenue recognized under the new standard will generally approximate revenue recognized under current GAAP. The foregoing observations are subject to change as management completes their implementation process.

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

The Company is currently evaluating the effects of this ASU on the Company's financial statements and results of operations. Based on the Company's evaluation to date, management believes the more significant implications upon adoption of this ASU will be the potential recognition of changes in fair value of our equity portfolio in net income. Under current GAAP, net unrealized appreciation or depreciation on the equity portfolio, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income. For the year ended December 31, 2016, the change in other comprehensive income generated from the equity portfolio amounted to $379 thousand. Any potential future changes in fair value of the equity portfolio will depend on the amount of dollars invested in the portfolio and the potential magnitude of changes in equity market values. The foregoing observations are subject to change as management completes their implementation process.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows - Classification of Certain Cash Receipts and Cash Payments." The amendments are intended to reduce diversity in practice related to the presentation of eight specific cashflow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's financial statements and results of operations.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cashflows-Restricted Cash (Topic 230)." The amendments in this Update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the statement of cashflows. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

classification of information, the Company does not expect this ASU to have an impact on the Company's financial statements and results of operations.

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

The Company is currently evaluating the effects of this ASU on the Company's financial statements and results of operations. Based on the Company's evaluation to date, management believes the more significant implication of this ASU on the Company relates to operating leases of our branch facilities. As of December 31, 2016, the Company leased 15 of its branch locations, and expects that upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors adjusted for prepaid or accrued rent and any initial direct cost incurred. In addition, the Company's will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset. Lease expense will be presented as a single line item in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their implementation process.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses.

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

The Company is in the process of establishing an implementation committee and creating an enterprise-wide implementation plan for this ASU, which will consider the impact to operations, financial results, disclosures and controls. At present, the impact of the adoption of ASU No. 2016-13 on Company's financial statements and results of operations is unknown.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In January 2017, the FASB issued ASU No. 2017-01, "Intangibles-Goodwill and Other-Simplifying the Test for Goodwill Impairment (Topic 350)." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized doesn't exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2017-01 to have a material impact on the Company's financial statements and results of operations.

(2)	Investments

The amortized cost and fair values of investments at December 31, 2016 and 2015 are summarized as follows:

	2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$74,682	$432	$45	$75,069
Residential federal agency MBS(1)	94,818	96	1,561	93,353
Commercial federal agency MBS(1)	71,993	15	1,730	70,278
Municipal securities	112,401	922	1,520	111,803
Corporate bonds	10,734	51	90	10,695
Certificates of deposits (2)	950	—	1	949
Total debt securities	365,578	1,516	4,947	362,147
Equity investments	10,413	2,532	302	12,643
Total available-for-sale investments, at fair value	$375,991	$4,048	$5,249	$374,790

	2015
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$78,626	$352	$153	$78,825
Residential federal agency MBS(1)	75,105	406	648	74,863
Commercial federal agency MBS(1)	23,908	—	363	23,545
Municipal securities	96,189	2,357	35	98,511
Corporate bonds	10,257	44	95	10,206
Certificates of Deposit (2)	2,753	—	2	2,751
Total debt securities	286,838	3,159	1,296	288,701
Equity investments	10,043	1,966	352	11,657
Total available-for-sales investments, at fair value	$296,881	$5,125	$1,648	$300,358

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Federal Farm Credit Bank (“FFCB”), or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae (“GNMA”), a wholly-owned government entity.

(2)	Certificates of deposit (“CDs”) represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the residential federal agency MBS category were collateralized mortgage obligations (“CMOs”) totaling $36.7 million and $20.8 million at December 31, 2016 and 2015 respectively. All of the commercial federal agency MBS investments held by the Company were CMOs issued by U.S. agencies.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31, 2016, the equity portfolio consisted primarily of investments in mutual funds, with approximately 22% of the equity portfolio invested in individual common stock of entities in the financial services industry.

Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss).
The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the primarily fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The unrealized gains or losses on debt securities will also decline as the securities approach maturity or if the issuer is credit impaired. Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on the debt security portfolio is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income.
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

The following tables summarize investments (debt and equity) having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period of time that the investments have been temporarily impaired at December 31, 2016 and 2015.

	2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$13,956	$45	$—	$—	$13,956	$45	3
Residential federal agency MBS	68,138	1,236	8,008	325	76,146	1,561	31
Commercial federal agency MBS	60,060	1,730	—	—	60,060	1,730	18
Municipal securities	60,436	1,520	—	—	60,436	1,520	107
Corporate bonds	5,729	90	—	—	5,729	90	37
Certificates of Deposit	949	1	—	—	949	1	4
Equity investments	1,185	20	2,743	282	3,928	302	3
Total temporarily impaired investments	$210,453	$4,642	$10,751	$607	$221,204	$5,249	203

	2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$27,420	$153	$—	$—	$27,420	$153	8
Residential federal agency MBS	20,517	275	10,935	373	31,452	648	14
Commercial federal agency MBS	23,545	363	—	—	23,545	363	9
Municipal securities	6,988	33	261	2	7,249	35	13
Corporate bonds	4,574	78	419	17	4,993	95	37
Certificates of deposit	1,976	2	—	—	1,976	2	10
Equity investments	4,204	351	24	1	4,228	352	5
Total temporarily impaired investments	$89,224	$1,255	$11,639	$393	$100,863	$1,648	96

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

During the years ended December 31, 2016 and 2015, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. At December 31, 2016, management attributes the unrealized losses in the portfolio to increases in current market yields compared to the yields at the time the investments were purchased by the Company and the impact of market value fluctuations on the equity portion of our portfolio. Management does not consider these investments to be other-than-temporarily impaired because (1) the decline in market value is not attributable to a fundamental deterioration in quality of the securities, the equity funds or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity with recovery of the amortized cost.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At December 31, 2016, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.
As noted in the table above, a small portion of the portfolio was invested in CDs and was also in an unrealized loss position at December 31, 2016 due to market rates. The unrealized loss was not considered to be material and the securities are expected to mature at par value.

The contractual maturity distribution of total debt securities at December 31, 2016 is as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,898	$12,937
Due after one, but within five years	98,184	98,807
Due after five, but within ten years	136,160	133,755
Due after ten years	118,336	116,648
Total debt securities	$365,578	$362,147

Scheduled contractual maturities may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of debt securities above are callable securities, comprised of municipal securities and corporate bonds with amortized cost and fair values of $49.2 million and $49.0 million, respectively, at December 31, 2016, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $361.2 million at December 31, 2016 and $286.0 million at December 31, 2015.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Sales of investments, including pending trades if applicable, for the years ended December 31, 2016, 2015, and 2014 are summarized as follows:

(Dollars in thousands)	2016	2015	2014
Amortized cost of investments sold (1)	$4,299	$23,287	$23,752
Gross realized gains on sales	803	1,990	1,654
Gross realized losses on sales	(1)	(162)	(35)
Total proceeds from sales of investments	$5,101	$25,115	$25,371

 (1) Amortized cost of investments sold is determined on a specific identification basis.

Tax-exempt interest earned on the municipal securities portfolio was $3.6 million for the year ended December 31, 2016, $2.9 million for the year ended December 31, 2015 and $2.4 million for the year ended December 31, 2014.

The average balance of tax-exempt investments was $100.0 million and $81.2 million for the year ended December 31, 2016 and December 31, 2015, respectively.

See Item (d) “Investments,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the accounting for the Company’s investments portfolio. See also Note 15, “Fair Value Measurements,” for additional information regarding the Company’s fair value measurement of investments.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commercial real estate	$1,038,082	$936,921
Commercial and industrial	490,799	458,553
Commercial construction	213,447	202,993
Total commercial loans	1,742,328	1,598,467
Residential mortgages	180,560	169,188
Home equity loans and lines of credit	91,065	83,373
Consumer	10,845	10,747
Total retail loans	282,470	263,308

Gross loans	2,024,798	1,861,775
Deferred loan origination fees, net	(2,069)	(1,813)
Total loans	2,022,729	1,859,962
Allowance for loan losses	(31,342)	(29,008)
Net loans	$1,991,387	$1,830,954

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

From time to time, the Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing them with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership and amounted to $85.2 million at December 31, 2016 and $62.3 million at December 31, 2015.

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

Residential mortgage loans:

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

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans. Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the consolidated balance sheet.

Home equity loans and lines of credit:

Home equity term loans have in the past been originated for one-to-four family residential properties with maximum combined loan-to-value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may be variable or fixed.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

As of December 31, 2016 and 2015, the outstanding loan balances to directors, officers, principal stockholders and their associates were $18.6 million and $17.5 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $9.8 million and $10.6 million, as of December 31, 2016 and 2015, respectively. During 2016, new loans and net increases in loan balances or lines of credit under existing commitments of $2.3 million were made and principal paydowns of $1.9 million were received. During 2015, new loans and net increases in loan balances or lines of credit under existing commitments of $6.7 million were made and principal paydowns of $3.3 million were received.

Loans Serviced for Others

At December 31, 2016 and 2015, the Company was servicing residential mortgage loans owned by investors amounting to $18.7 million and $18.5 million, respectively. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $62.3 million and $52.7 million at December 31, 2016 and 2015, respectively. See the discussion above for further information regarding commercial participations.

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Commercial real estate	$247,664	$281,802
Residential mortgages	170,247	118,855
Home equity	12,340	13,972
Total loans pledged to FHLB	$430,251	$414,629

Tax-exempt Interest

Tax-exempt interest earned on qualified commercial loans was $2.1 million for the year ended December 31, 2016 and $1.6 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. Average tax-exempt loan balances were $63.9 million and $50.9 million for the years ended December 31, 2016 and 2015, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(4)	Allowance for Loan Losses

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry, relationship size and source of repayment, and through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including, individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired, adversely classified and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, and the strength of the local and national economy, among other factors.

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

I.Non-classified loans by credit type:

Management has established the modified historic loss factor for non-classified loan segments by first calculating net charge-offs over a period of time, divided by the average loan balance over that same period. The time period utilized equates to the estimated loss emergence period for each loan segment. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.). These historic loss factors are then adjusted up or down based on management’s assessment of current qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the segment’s historical loss experience. These key qualitative factors include the following broad categories:

•	Several key areas of expansion and growth, including geographic market, changes in lending staff, new or expanded product lines, changes in composition and portfolio concentrations;

•	Changes in the credit trend and current volume and severity of past due loans, non-accrual loans and the severity of adversely classified and impaired loans compared to historical levels; and

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

•	The current economic environment and conditions (local, state and national) and their general implications to each loan category.

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

II.Regulatory problem-assets segments by credit rating:

For determining the reserve percentages for problem-loans, management has segmented the portfolio following the regulatory problem-asset segments by risk rating: Criticized; Substandard; Doubtful; or Loss, after excluding loans that are individually evaluated for impairment. The modified historic loss factor for problem loan segments was determined by first tracking a sampling of these loans over a period of time, to determine the ultimate resolution. Those balances resulting in charge-offs were calculated as a percentage of the segment's loan balance and an average was calculated over that same period. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.). These historic loss factors are then adjusted up or down based on management’s assessment of current qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the segment’s historical loss experience. Management also utilizes regulatory guidance and industry data in relation to the Company's own portfolio statistics as a basis for assessing the reasonableness of the allocation factors for each class of regulatory problem-assets.

Management recognizes that additional issues may also impact the estimate of credit losses to some degree. From time to time management will re-evaluate the qualitative factors, regulatory guidance, and industry data in use in order to consider the impact of other issues which, based on changing circumstances, may become more significant in the future.

The balances of loans, as of December 31, 2016, by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,261	$1,023,821	$1,038,082
Commercial and industrial	13,372	477,427	490,799
Commercial construction	3,364	210,083	213,447
Residential	289	180,271	180,560
Home equity	509	90,556	91,065
Consumer	1	10,844	10,845
Total gross loans	$31,796	$1,993,002	$2,024,798

See the section titled "Impaired Loans" below, for information regarding the changes in impaired loans balances at December 31, 2016 compared to the prior year.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2015 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$12,287	$924,634	$936,921
Commercial and industrial	7,810	450,743	458,553
Commercial construction	3,032	199,961	202,993
Residential	366	168,822	169,188
Home equity	169	83,204	83,373
Consumer	24	10,723	10,747
Total loans	$23,688	$1,838,087	$1,861,775

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

The Company endeavors to minimize this risk through sound underwriting practices and the risk management function. The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management as well as reviews by the Loan Committee and the Board. This review includes the assessment of internal credit quality indicators such as the risk classification of individual loans, individual review of problem assets, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators. These credit quality indicators are discussed below.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The following tables present the Company's credit risk profile for each class of loan in its portfolio by internally assigned adverse risk rating category as of the periods indicated.

	December 31, 2016
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$16,003	$—	$—	$1,022,079	$1,038,082
Commercial and industrial	12,770	99	2	477,928	490,799
Commercial construction	3,364	—	—	210,083	213,447
Residential	1,414	—	—	179,146	180,560
Home equity	666	—	—	90,399	91,065
Consumer	30	—	—	10,815	10,845
Total gross loans	$34,247	$99	$2	$1,990,450	$2,024,798

	December 31, 2015
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$12,487	$—	$—	$924,434	$936,921
Commercial and industrial	8,670	—	3	449,880	458,553
Commercial construction	1,776	—	—	201,217	202,993
Residential	1,278	—	—	167,910	169,188
Home equity	503	—	5	82,865	83,373
Consumer	38	11	—	10,698	10,747
Total gross loans	$24,752	$11	$8	$1,837,004	$1,861,775

Total adversely classified loans amounted to 1.70% of total loans at December 31, 2016, as compared to 1.33% at December 31, 2015. At December 31, 2016, as compared to December 31, 2015, adversely classified balances increased $9.6 million, primarily due to several larger credit downgrades, partially offset by payoffs, credit upgrades and principal payments during the year. In the current year, the credit ratings of 3 larger commercial relationships with aggregate net carrying value of approximately $14.9 million were downgraded to adverse risk-ratings, based on a review of their individual business circumstances, including 2 commercial relationship additionally designated as TDR/impaired. Although some weaknesses were identified necessitating the downgrades, the borrowers continue to make payments per the loan agreements and the loans remain in accruing status.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The following table presents an age analysis of past due loans as of December 31, 2016.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$5,993	$923	$1,399	$8,315	$1,029,767	$1,038,082	$4,876
Commercial and industrial	267	4	1,544	1,815	488,984	490,799	3,174
Commercial construction	—	—	—	—	213,447	213,447	519
Residential	648	—	99	747	179,813	180,560	289
Home equity	270	—	269	539	90,526	91,065	616
Consumer	94	13	11	118	10,727	10,845	11
Total gross loans	$7,272	$940	$3,322	$11,534	$2,013,264	$2,024,798	$9,485

The following table presents an age analysis of past due loans as of December 31, 2015.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,641	$1,532	$3,256	$6,429	$930,492	$936,921	$8,506
Commercial and industrial	1,332	693	2,125	4,150	454,403	458,553	4,323
Commercial construction	581	—	7	588	202,405	202,993	335
Residential	354	280	57	691	168,497	169,188	366
Home equity	634	9	73	716	82,657	83,373	288
Consumer	36	15	7	58	10,689	10,747	27
Total gross loans	$4,578	$2,529	$5,525	$12,632	$1,849,143	$1,861,775	$13,845

The past due figures above may include those loans that have also been designated as non-accrual despite their payment due status. At December 31, 2016 and December 31, 2015, all loans 90 or more days past due were carried as non-accruing. Non-accrual loans which were not adversely classified amounted to $220 thousand at December 31, 2016 and $402 thousand at December 31, 2015. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods and are discussed further below.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The ratio of non-accrual loans to total loans amounted to 0.47% and 0.74% at December 31, 2016 and December 31, 2015, respectively. Non-accrual loan balances decreased due primarily to several larger commercial loan payoffs principal paydowns and upgrades and growth in the portfolio, partially offset by additional loans added to non-accrual status during the year.

The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2016, additional funding commitments for loans on non-accrual status totaled $100 thousand.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2016	2015	2014
Income in accordance with original loan terms	$1,585	$1,052	$1,007
Less income recognized	722	426	323
Reduction in interest income	$863	$626	$684

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

The carrying value of impaired loans amounted to $31.8 million and $23.7 million at December 31, 2016 and December 31, 2015, respectively.  Total accruing impaired loans amounted to $22.4 million and $10.1 million at December 31, 2016 and December 31, 2015, respectively, while non-accrual impaired loans amounted to $9.4 million and $13.6 million as of December 31, 2016 and December 31, 2015, respectively.  During the current year, among other downgrades to impaired status, the credit rating of 2 large commercial relationships, each having both commercial and industrial and commercial real estate components, with net carrying value of approximately $10.5 million, were downgraded to adverse risk-ratings and also designated as accruing TDR, based on a review of individual business circumstances. These downgrades were partially offset by principal pay-downs, credit upgrades, and charge-offs during the period.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated:

	Balance at December 31, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,010	$14,261	$12,444	$1,817	$370
Commercial and industrial	14,291	13,372	9,366	4,006	2,222
Commercial construction	3,408	3,364	3,051	313	28
Residential	388	289	289	—	—
Home equity	665	509	509	—	—
Consumer	2	1	—	1	1
Total	$34,764	$31,796	$25,659	$6,137	$2,621

	Balance at December 31, 2015
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$14,903	$12,287	$11,734	$553	$186
Commercial and industrial	9,816	7,810	5,253	2,557	1,078
Commercial construction	3,147	3,032	1,583	1,449	499
Residential	453	366	366	—	—
Home equity	308	169	164	5	5
Consumer	25	24	—	24	24
Total	$28,652	$23,688	$19,100	$4,588	$1,792

The following table presents the average recorded investment in impaired loans and the related interest recognized during the year ends indicated.

	December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$12,988	$332	$13,827	$196	$14,135	$223
Commercial and industrial	9,790	223	9,372	97	10,682	156
Commercial construction	3,137	150	2,202	83	3,158	105
Residential	301	—	449	—	1,082	3
Home equity	356	(4)	174	1	208	—
Consumer	14	—	45	—	27	2
Total	$26,586	$701	$26,069	$377	$29,292	$489

All payments received on impaired loans in non-accrual status are applied to principal. Interest income that was not recognized on loans that were deemed impaired as of December 31, 2016, 2015 and 2014, amounted to $858 thousand, $688 thousand, and $647 thousand, respectively. At December 31, 2016, additional funding commitments for impaired loans totaled $602 thousand. The Company's obligation to fulfill the additional funding commitments on

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled Debt Restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually reviewed and evaluated and a specific reserve is assigned for the amount of the estimated probable credit loss.

Total TDR loans, included in the impaired loan figures above as of December 31, 2016 and December 31, 2015, were $27.0 million and $17.1 million, respectively.  The increase in TDR loans was primarily due to the impaired commercial relationships noted above, with a net carrying value of approximately $10.5 million, also being designated as accruing TDR loans due to additional funding outlays totaling $1.8 million after the pledge of additional collateral by the borrower. TDR loans on accrual status amounted to $22.4 million and $10.1 million at December 31, 2016 and December 31, 2015, respectively.  TDR loans included in non-performing loans amounted to $4.6 million and $7.1 million at December 31, 2016 and December 31, 2015, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower. For TDR's entered into during 2016 the number of modification consisted of: extension of additional credit based on receipt of adequate collateral (8); a temporary payment reduction and payment re-amortization of remaining principal over extended term (4); and temporary interest only payment plans (7).

At December 31, 2016, additional funding commitments for TDR loans totaled $502 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The following tables present certain information regarding loan modifications classified as troubled debt restructures.

Troubled debt restructure agreements entered into during the year ended December 31, 2016 are detailed below.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	8	$6,212	$7,534
Commercial and industrial	11	5,231	5,244
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	19	$11,443	$12,778

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Payment defaults during the year ended December 31, 2016, on loans modified as troubled debt restructurings within the preceding twelve months are detailed below.

(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	1	$148
Commercial and industrial	—	—
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	—	—
Total	1	$148

There were no subsequent charge-offs associated with TDRs modified during 2016. At December 31, 2016, specific reserves allocated to the TDRs entered into during the 2016 amounted to $1.4 million, as management considers it likely the unreserved principal will ultimately be collected. Interest payments received on non-accruing 2016 TDR loans which were applied to principal and not recognized as interest income amounted to $3 thousand.

Troubled debt restructure agreements entered into during the year ended December 31, 2015 are detailed below.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$269	$371
Commercial and industrial	8	1,786	1,600
Commercial construction	2	1,339	1,339
Residential	—	—	—
Home equity	—	—	—
Consumer	1	4	3
Total	15	$3,398	$3,313

Payment defaults, during the year ended December 31, 2015, on loans modified as troubled debt restructurings within the preceding twelve months are detailed below.

(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	3	759
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	—	—
Total	3	$759

There were no charge-offs associated with TDRs noted in the table above. At December 31, 2015, specific reserves allocated to the TDRs entered into during 2015 amounted to $201 thousand as management considered it likely that the unreserved principal would ultimately be collected. Interest payments received on non-accruing 2015 TDR loans which were applied to principal and not recognized as interest income amounted to $18 thousand.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Other Real Estate Owned

The Company did not have any OREO at December 31, 2016 or December 31, 2015, and there was no OREO activity during 2016. During the year ended December 31, 2015, the Company recorded $154 thousand of net gains on OREO sales; there were no subsequent write-downs of OREO during that period. There were no gains on OREO sales and no subsequent write downs during 2014.

At December 31, 2016, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions totaling $200 thousand compared with none at December 31, 2015.

Allowance for Loan Loss Activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted $31.3 million at December 31, 2016 compared to $29.0 million at December 31, 2015. Provisions made to the allowance for loan losses amounted to $3.0 million and $3.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease in the provision in the current periods was due primarily to a lower level of loan growth with generally improving credit quality metrics compared to the prior year.

Loan growth for the year ended December 31, 2016 was $162.8 million compared to $187.4 million during the year ended December 31, 2015. Total non-performing loans as a percentage of total loans declined to 0.47% at December 31, 2016, compared to 0.74% at December 31, 2015. The Company recorded net charge-offs of $659 thousand for the year ended December 31, 2016, compared to net charge-offs of $1.4 million for the year ended December 31, 2015. The balance of the allowance for loan losses allocated to impaired and classified loans amounted to $4.4 million at December 31, 2016, compared to $3.3 million at December 31, 2015. During the current year, management downgraded the credit rating of 4 larger commercial relationships to "criticized" or "adverse" risk ratings, including 2 relationships additionally designated as TDR/impaired based on a review of their individual business circumstances, requiring higher levels of reserves in the current period. Although some weaknesses were identified necessitating the downgrades, the borrowers continue to make payments per the loan agreements and the loans remain in accruing status.

The allowance for loan losses to total loans ratio was 1.55% at December 31, 2016, compared to 1.56% at December 31, 2015. In general, the credit quality of the loan portfolio is improving, however, individual loan downgrades, such as those noted above, which will occur due to individual business circumstances, have contributed to a more gradual decline in the ratio. Management believes that the loan portfolio continued to experience a level of modest credit stabilization during the 2016 period. However, management believes that local and regional commercial markets, despite low unemployment results, are being negatively impacted by economic conditions and results such as low GDP growth, marginal real income growth, risk from continued low interest rates, and a historically long dated expansion, which in turn will have a lagging impact on the general credit profile of the portfolio and individual commercial relationships.

Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2016.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2016	2015	2014
Balance at beginning of year	$29,008	$27,121	$26,967
Provision charged to operations	2,993	3,267	1,395
Loan recoveries	709	409	735
Less: Loans charged-off	1,368	1,789	1,976
Balance at end of year	$31,342	$29,008	$27,121

Changes in the allowance for loan losses by segment for the year ended December 31, 2016, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/15	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	1,696	1,745	(494)	(101)	97	50	2,993
Recoveries	20	681	—	—	3	5	709
Less: Charge offs	328	980	5	—	6	49	1,368
Ending Balance, 12/31/16	$14,902	$11,204	$3,406	$960	$634	$236	$31,342

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$370	$2,222	$28	$—	$—	$1	$2,621
Loans collectively evaluated for impairment	$14,532	$8,982	$3,378	$960	$634	$235	$28,721

Changes in the allowance for loan losses by segment for the year ended December 31, 2015, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/14	$12,664	$9,245	$3,384	$989	$608	$231	$27,121
Provision	909	1,805	496	72	(83)	68	3,267
Recoveries	74	279	25	—	15	16	409
Less: Charge offs	133	1,571	—	—	—	85	1,789
Ending Balance, 12/31/15	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$186	$1,078	$499	$—	$5	$24	$1,792
Loans collectively evaluated for impairment	$13,328	$8,680	$3,406	$1,061	$535	$206	$27,216

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(5)	Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

(Dollars in thousands)	2016	2015
Land	$5,201	$4,614
Bank premises and leasehold improvements	37,390	33,597
Computer software and equipment	9,250	9,014
Furniture, fixtures and equipment	18,243	16,649
Total premises and equipment, before accumulated depreciation	70,084	63,874

Less accumulated depreciation	(36,544)	(33,321)
Total premises and equipment, net of accumulated depreciation	$33,540	$30,553

Total depreciation expense related to premises and equipment amounted to $4.4 million, $4.3 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Total rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $1.3 million, $1.2 million and $1.1 million, respectively.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.  In February 2017, the company purchased, at fair market value, a property which was a previously leased branch location.

At December 31, 2016, minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2017	$1,702
2018	1,452
2019	936
2020	716
2021	717
Thereafter	5,455
Total minimum lease payments	$10,978

The Company currently collects rent through leases for a small portion of the overall square-footage within its Lowell, MA campus headquarters. Rental income was $159 thousand for the year ended December 31, 2016 and $153 thousand for both the years ended December 31, 2015 and December 31, 2014.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(6)	Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2016	2015
Non-interest bearing demand deposits	$646,115	$570,589
Interest bearing checking	372,696	313,674
Savings	178,637	167,304
Money market	844,216	692,114
Certificates of deposit $250,000 or less	125,580	129,993
Certificates of deposit more than $250,000	42,315	37,704
Total non-brokered deposits	2,209,559	1,911,378

Brokered deposits (1)	59,362	106,770
Total deposits	$2,268,921	$2,018,148

(1) Primarily brokered CDs $250,000 and under.

Total non-brokered deposits include reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the consolidated balance sheet. The Company's customers' balances in these reciprocal products were $281.6 million and $206.5 million at December 31, 2016 and December 31, 2015, respectively.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $558 thousand and $407 thousand at December 31, 2016 and 2015, respectively.

The following table shows the scheduled maturities of certificates of deposit (including brokered deposits with weighted average remaining lives of approximately 1.5 years and 1.4 years as of December 31, 2016 and 2015, respectively):

(Dollars in thousands)	December 31, 2016	December 31, 2015
Due in less than twelve months	$136,695	$176,792
Due in over one year through two years	38,344	37,729
Due in over two years through three years	32,652	23,429
Due in over three years through four years	8,525	26,501
Due in over four years through five years	5,721	5,983
Due in over five years	5,320	4,033
Total certificates of deposit	$227,257	$274,467

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(7)	Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, are summarized as follows:

	2016		2015		2014
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
FHLB borrowings	$10,671	0.80%	$40,671	0.51%	$58,900	0.30%
Other borrowings	—	—%	13,000	0.60%	—	—%
Total borrowed funds	$10,671	0.80%	$53,671	0.53%	$58,900	0.30%
Subordinated debt	14,834	6.26%	14,822	6.16%	10,825	10.88%
Total borrowed funds and subordinated debt	$25,505	3.98%	$68,493	1.75%	$69,725	1.94%

FHLB borrowings at December 31, 2016 consisted of $10.0 million in overnight borrowings, with a weighted average rate of 0.80%, and term borrowings of $671 thousand, with a weighted average rate of 0.87%, which are scheduled to mature within the next year. These term borrowings, with original maturities of one year, are linked to certain outstanding commercial loans under various community investment programs of the FHLB.

Maximum FHLB and other borrowings outstanding at any month end during 2016, 2015, and 2014 were $43.7 million, $53.7 million, and $58.9 million, respectively.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated.

	Year ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$14,551	0.55%	$10,731	0.36%	$12,085	0.31%
Other borrowings	107	0.61%	36	0.61%	28	0.56%
Total borrowed funds	$14,658	0.55%	$10,767	0.36%	$12,113	0.31%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or federal funds purchased from correspondent banks.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2016, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $487 million.  In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window up to approximately $115 million. The Bank also has pre-approved borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

See Note 2, "Investments," and Note 3, "Loans" above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

The Company also carried subordinated debt of $14.8 million at both December 31, 2016 and December 31, 2015, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with recent accounting guidance which the Company adopted in the first quarter of 2015. These costs are being amortized to interest expense over the life of the Notes.

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

(8)	Derivatives and Hedging Activities

Derivatives and Hedging Activities

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2016 and 2015, the estimated fair values of these derivative instruments were considered to be immaterial.

The Company may use interest-rate contract swaps as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2016 and 2015.

Derivatives not designated as hedges, such as Back-to-Back Swaps, as detailed in Note 1, are not speculative but rather, result from a service the Company provides to certain customers. The Company had four interest-rate swaps with an aggregate notional amount of $26.7 million at December 31, 2016 compared to two interest-rate swaps with an aggregate notional amount of $10.1 million at December 31, 2015.

Asset derivatives and liability derivatives are included in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of December 31, 2016		As of December 31, 2015
(Dollars in thousands)	Derivatives Assets	Derivatives Liabilities	Derivatives Assets	Derivatives Liabilities
Back-to-Back Swaps	$610	$610	$16	$16

There was no net gain or loss recognized in income on derivatives during the years ended December 31, 2016 or December 31, 2015.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. As the swaps are subject to master netting agreements, the Company had limited exposure relating to interest rate swaps with institutional counterparties at December 31, 2016. The Company had unsecured counterparty credit risk exposure of $610 thousand on interest rate swaps at December 31, 2016.  The Counterparty was rated A / A2, respectively, by S&P and Moody’s at December 31, 2016.

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

	As of December 31, 2016
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$610	—	$610	—	—	$610

Liability Derivatives
Back-to-Back Swaps	$610	—	$610	—	—	$610

	As of December 31, 2015
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$16	—	$16	—	—	$16

Liability Derivatives
Back-to-Back Swaps	$16	—	$16	—	—	$16

The Company has agreements with certain derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(9)	Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, standby letters of credit, and unadvanced portions of loans and lines of credit.

The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The contract amounts of these instruments reflect the extent of involvement the Company has in the particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet credit risk at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Commitments to originate loans	$37,753	$48,641
Commitments to originate residential mortgages loans for sale	1,946	1,516
Commitments to sell residential mortgage loans	3,115	3,225
Standby letters of credit	21,497	22,712
Unadvanced portions of commercial real estate loans	56,952	13,128
Unadvanced portions of commercial loans and lines	399,833	337,970
Unadvanced portions of construction loans (commercial & residential)	151,757	138,162
Unadvanced portions of home equity lines	82,884	73,397
Unadvanced portions of consumer loans	3,043	2,999

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

The Company originates residential mortgage loans intended for sale under agreements to sell such loans on an individual loan basis, and may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan, and are subject to an early payment default period covering the first four payments for certain loan sales.

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
Unadvanced portions of loans and lines of credit represent credit extended to customers but not yet drawn upon, and are secured or guaranteed under preexisting loan agreements and credit evaluations having taken into consideration the full commitment amount.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only occur if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap loss exposure would be equal to the percentage of the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Company’s participation in the underlying loan applied to the originating bank's swap loss.  At December 31, 2016, the Company had two such participation loans and management considers the risk of material swap loss exposure to be unlikely based on the swap mark-to-market and the borrower's underlying collateral and financial strength. At December 31, 2015, the Company did not have any of these agreements.

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily reserve requirement included in “Cash and Due from Banks” was approximately $6.8 million and $7.4 million, based on the two week computation periods encompassing December 31, 2016 and 2015, respectively.

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of the Company. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the Company.

(10)	Stockholders’ Equity

The Company’s authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 20,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

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

The Company issues restricted stock awards that upon vesting, may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. See Note 12, “Stock-Based Compensation Plans,” below for further information about stock-based compensation issued by the Company and net share-settlement.

In addition to shares issued to employees and directors (See Note 12, “Stock-Based Compensation Plans”) and shares issued through equity offerings and the Company's dividend reinvestment and direct stock purchase plan (“DRSPP”), the Company also issues shares in lieu of cash to certain individuals for service on regional advisory councils. These shares vest immediately and the cost, which is deemed to be immaterial, is expensed in the period in which the services are rendered and is based on the market price on the date of grant.

Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital for the Company and the Bank have been common stock issuances and proceeds from the issuance of subordinated debt. Ongoing sources of capital include the retention of earnings, less dividends paid, since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s DRSPP. The Company believes its current capital is adequate to support ongoing operations.

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering, at an offering price of $21.50 per share, under its $40 million shelf registration statement (Reg No. 333-190017). The Company issued 930,232 shares of common stock and received gross proceeds

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes. The Company's shelf registration of common stock, rights or preferred stock that was filed with the Securities and Exchange Commission expired in September 2016.

Effective January 1, 2015, with a phase in period that extends to January 2019, the Company is subject to increased capital ratios, changes in the capital ratio calculations and the methodology used to calculate such ratios as a result of regulation adopted by the federal bank regulatory agencies known as the “Basel III Rules.”

The Company began phase in of the Basel III Rules in 2015. Management believes, as of December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of December 31, 2016 and December 31, 2015, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC. The current regulatory requirements, and the Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2016 and December 31, 2015 in the table below.

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
The Company
Total Capital (to risk weighted assets)	$252,552	11.79%	$171,337	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	209,887	9.80%	128,503	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage Ratio	209,887	8.34%	100,628	4.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	209,887	9.80%	96,377	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$250,893	11.71%	$171,332	8.00%	$214,166	10.00%
Tier 1 Capital (to risk weighted assets)	223,062	10.42%	128,499	6.00%	171,332	8.00%
Tier 1 Capital (to average assets) or Leverage Ratio	223,062	8.87%	100,627	4.00%	125,784	5.00%
Common equity tier 1 capital (to risk-weighted assets)	223,062	10.42%	96,374	4.50%	139,208	6.50%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
The Company
Total Capital (to risk weighted assets)	$212,871	10.70%	$159,198	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	172,397	8.66%	119,398	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage Ratio	172,397	7.73%	89,173	4.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	172,397	8.66%	89,549	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$209,670	10.54%	$159,189	8.00%	$198,987	10.00%
Tier 1 Capital (to risk weighted assets)	184,019	9.25%	119,392	6.00%	159,189	8.00%
Tier 1 Capital (to average assets) or Leverage Ratio	184,019	8.25%	89,172	4.00%	111,465	5.00%
Common equity tier 1 capital (to risk-weighted assets)	184,019	9.25%	89,544	4.50%	129,341	6.50%

____________________

(1)	Before application of the capital conservation buffer of 0.625% as of December 31, 2016, see discussion below.

(2)	For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed. These "well capitalized" requirements do not apply to the Company.

Under the Basel III Rules, capital ratio requirements for all banking organizations have increased and include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital requirements shown above. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of December 31, 2016.

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

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank in 2019 after the full phase-in period are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
Total Capital (to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Capital (to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Capital (to average assets) or Leverage Ratio	4.00%	—%	4.00%
Common equity tier 1 capital (to risk-weighted assets)	4.50%	2.50%	7.00%

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company previously maintained a dividend reinvestment plan (the “DRP”).  In July 2014, the DRP was terminated and the Company adopted a new DRSPP. The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the year ended December 31, 2016, the Company declared and paid $5.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 53,516 shares of the Company's common stock totaling $1.4 million. The direct purchase component of the DRSPP was used to purchase 1,562 shares of the Company's common stock totaling $38 thousand during the year ended December 31, 2016.

In 2015, the Company declared and paid $5.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 58,529 shares of the Company’s common stock totaling $1.3 million. The direct purchase component of the DRSPP was used to purchase 6,700 shares of the Company's common stock totaling $150 thousand during the year ended December 31, 2015.

In 2014, the Company declared paid $4.9 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 60,586 shares of the Company’s common stock totaling $1.2 million. The direct purchase component of the DRSPP was used to purchase 2,917 shares of the Company's common stock totaling $64 thousand during the year ended December 31, 2014.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company’s expense for the 401(k) plan match was $938 thousand, $859 thousand and $792 thousand, respectively, for the years ended December 31, 2016, 2015, and 2014.

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

The amounts charged to expense for this plan are included in the table below. The Company anticipates accruing an additional $116 thousand to the plan for the year ending December 31, 2017.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,654	$2,844	$2,889
Net periodic benefit cost:
Interest cost	124	133	128
Actuarial loss (gain)	—	(47)	103
Net periodic benefit costs	$124	$86	$231

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$2,502	$2,654	$2,844

Funded status:
Accrued liability as of December 31	$(2,502)	$(2,654)	$(2,844)

Discount rate used for benefit obligation(1)	4.75%	4.75%	4.50%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

 Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2017	$276
2018	276
2019	276
2020	276
2021	276
2022-2026	1,379

Supplemental Life Insurance

The Company has provided supplemental life insurance through split-dollar life insurance arrangements for certain executive and senior officers on whom the Bank owns BOLI. See Item (k) “Bank Owned Life Insurance” in Note 1, “Summary of Significant Accounting Policies,” for further information regarding BOLI.

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

The following table provides a reconciliation of the changes in the supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,792	$1,723	$1,576
Net periodic benefit cost:
Service cost	(9)	(56)	(38)
Interest cost	88	86	74
Actuarial loss	24	39	111
Total net period cost	$103	$69	$147

Benefit obligation at end of year	$1,895	$1,792	$1,723

Funded status:
Accrued liability as of December 31	$(1,895)	$(1,792)	$(1,723)

Discount rate used for benefit obligation(1)	4.75%	4.75%	4.50%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for the postretirement cost of insurance for split dollar insurance coverage are included in the table above. The Company anticipates accruing an additional $80 thousand to the plan for the year ending December 31, 2017.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

See Note 11, “Stock-Based Compensation Plans” below, for additional information regarding employee benefits offered in the form of stock options and stock awards.

(12)	Stock-Based Compensation Plans

The Company currently has two individual stock incentive plans: the 2009 plan as amended in 2015, and the 2016 plan. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2016, 473,925 shares remain available for future grants under the 2009 and 2016 plans.

Total stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses, and was $2.4 million for the year ended December 31, 2016 and was $1.8 million for both the years ended December 31, 2015 and 2014.  The total tax benefit recognized related to the stock-based compensation expense was $972 thousand, $720 thousand and $700 thousand for the years ended 2016, 2015 and 2014, respectively.

The actual tax benefit arising during the period for the tax deduction from stock-based compensation was $789 thousand, $217 thousand and $320 thousand in 2016, 2015, and 2014, respectively.

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

Under the terms of the plans, stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the 2009 and 2016 plans that are returned to the Company unexercised shall remain available for issuance under such plan, while the plan is open. For participants owning 10% or more of the Company’s outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant and may not have an expiration term of more than five years.

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

Stock Option Awards	2016	2015	2014
Options granted	31,047	27,376	31,229
Term in years	10.0	10.0	10.0
Average assumptions used in the model:
Expected volatility	42%	47%	47%
Expected dividend yield	3.02%	2.90%	2.88%
Expected life in years	7.0	7.0	7.0
Risk-free interest rate	1.91%	1.95%	2.19%
Market price on date of grant	$21.91	$21.03	$20.29
Per share weighted average fair value	$7.91	$8.51	$8.32
Fair value as a percentage of market value at grant date	36%	40%	41%

The expected volatility is the anticipated variability in the Company’s share price over the expected life of the option and is based on the Company's historical volatility.

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

Stock option transactions during the year ended December 31, 2016 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2015	300,969	$15.82	4.2	$2,116
Granted	31,047	21.91
Exercised	71,544	12.77
Forfeited/Expired	693	18.54
Outstanding December 31, 2016	259,779	$17.38	4.5	$5,243

Vested and Exercisable at December 31, 2016	165,745	$15.80	2.6	$3,606

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2016 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2016, all of the vested and exercisable options were in-the money.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

vested option holders exercised their options on December 31, 2016. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $388 thousand, $431 thousand and $889 thousand in 2016, 2015 and 2014, respectively, net of payments to cover employee tax obligations.  The total intrinsic value of options exercised was $1.0 million, $396 thousand and $867 thousand in 2016, 2015 and 2014, respectively.

Stock option activity during the year ended December 31, 2016 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2015	95,869	$7.64
Granted	31,047	7.91
Vested	32,368	7.31
Forfeited	514	8.02
Unvested December 31, 2016	94,034	$7.84

The total fair value of options vested (based on grant date fair value) during the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was $237 thousand, $359 thousand, and $272 thousand, respectively

 Accounting guidance requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest; therefore, a forfeiture assumption must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated forfeitures based on historical experience for the portion of the grant which had vested and/or grants already vested based on similarities in the type of options and employee group.

Compensation expense recognized in association with the stock option awards amounted to $267 thousand, $318 thousand and $363 thousand for the years ended 2016, 2015 and 2014, respectively.  The total tax benefit recognized related to the stock option expense was $109 thousand, $127 thousand, and $145 thousand for the years ended 2016, 2015, and 2014, respectively.

As of December 31, 2016, there was $406 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.4 years.

Stock Awards

Stock-based compensation expense recognized in association with the stock awards amounted to $1.8 million for the year ended December 31, 2016, $1.2 million for the year ended December 31, 2015, and $1.1 million for the year ended December 31, 2014.  The total tax benefit recognized related to stock award compensation expense was $746 thousand, $491 thousand, and $458 thousand for the years ended 2016, 2015, and 2014, respectively.

In 2016, the Company granted 106 shares of fully vested stock as employee anniversary awards at a grant date fair market value of $23.58 per share. In 2015, the Company granted 105 shares of fully vested stock as employee anniversary awards at a grant date fair market value of $23.64 per share. There were 2,142 fully vested stock awards granted in 2014 at a grant date fair market value of $20.95 per share.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The table below provides a summary of restricted stock awards granted in the years indicated.

Restricted Stock Awards	2016	2015	2014
Two Year Vesting	9,060	7,276	6,660
Four Year Vesting	18,298	17,775	19,167
Performance-Based Vesting	35,071	30,262	33,017
Total Restricted Stock Awards	62,429	55,313	58,844

Weighted average grant date fair value	$21.90	$21.03	$20.29

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

The following table sets forth a summary of the activity for the Company’s restricted stock awards.

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Unvested December 31, 2015	144,717	$19.22	1.0	$3,304
Granted	62,429	21.90
Vested/released	64,036	18.46
Forfeited	1,530	20.51
Unvested December 31, 2016	141,580	$20.73	1.4	$5,318

As of December 31, 2016, there remained $1.3 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining weighted average vesting period of 2.1 years.

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

Total directors' fee expense, included in other operating expenses, amounted to $661 thousand, $424 thousand and $444 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Included in the 2016 expense was stock compensation in lieu of cash fees of $286 thousand, which represented 12,992 shares issued to Directors in

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

January 2017, at a fair market value price of $22.04 per share, which reflected the fair value of the common stock on January 4, 2016. Included in the 2015 expense was stock compensation of $254 thousand, which represented 10,657 shares issued to Directors in January 2016, at a fair market value price of $23.86 per share, which reflected the fair value of the common stock on January 2, 2015. Included in the 2014 expense was stock compensation of $242 thousand, which represented 11,612 shares issued to Directors in January 2015, at a fair market value price of $20.84 per share, which reflected the fair value of the common stock on January 2, 2014. The total tax benefit recognized related to the expense of Director stock compensation for attendance was $117 thousand, $102 thousand and $97 thousand, for the years ended 2016, 2015 and 2014, respectively.

(13)	Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2016	2015	2014
Current tax expense:
Federal	$8,178	$6,808	$5,814
State	2,244	1,712	1,681
Total current tax expense	10,422	8,520	7,495

Deferred tax (benefit)/ expense:
Federal	(984)	(284)	85
State	(277)	(122)	5
Total deferred tax (benefit)/ expense	(1,261)	(406)	90

Total income tax expense	$9,161	$8,114	$7,585

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate (35%) for 2016 and 2015 and (34%) for 2014 to income before taxes as follows:

(Dollars in thousands)	2016	2015	2014
Computed income tax expense at statutory rate	$9,769	$8,492	$7,560
State income taxes, net of federal tax benefit	1,279	1,034	1,113
Tax-exempt income, net of disallowance	(1,559)	(1,226)	(1,060)
Bank-owned life insurance income, net	(261)	(251)	(140)
Other	(67)	65	112
Total income tax expense	$9,161	$8,114	$7,585

Effective income tax rate	32.8%	33.4%	34.1%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2016	2015
Deferred tax asset:
Allowance for loan losses	$12,753	$11,800
Depreciation	3,463	3,103
Net unrealized loss on investment securities	444	—
Other-than-temporary impairment on equity securities	22	22
Supplemental employee retirement plans	1,018	1,080
Non-accrual interest	1,145	1,393
Stock-based compensation expense	1,019	873
Other	390	163
Total	20,254	18,434

Deferred tax liability:
Goodwill	2,301	2,300
Net unrealized gains on investments securities	—	1,204
Deferred origination costs	933	812
Other	—	7
Total	3,234	4,323

Net deferred tax asset	$17,020	$14,111

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax basis of assets and liabilities, calculated using currently enacted tax rates. Management records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including recent financial operations and projected future taxable income. Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2016. However, factors beyond management’s control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total income taxes in 2016, 2015, and 2014 of $10.9 million, $7.6 million, and $7.5 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2016 or December 31, 2015.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2013 through 2016 tax years.

The Company invests in qualified affordable housing projects as a limited partner. In 2016, the Company estimated approximately $71 thousand of Federal Low Income Housing tax credits to be recognized. In both 2015 and 2014, the Company recognized $71 thousand of Federal Low Income Housing tax credits. The Company anticipates that it will receive additional tax credits related to the Federal Low Income Housing Tax Credit program in the amount of $390 thousand which are expected to be realized over the next 6 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(14)	Earnings per share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st:

	2016	2015	2014
Basic weighted average common shares outstanding	10,966,333	10,323,016	10,118,762
Dilutive shares	73,178	66,918	90,481
Diluted weighted average common shares outstanding	11,039,511	10,389,934	10,209,243

There were 434 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the year ended December 31, 2016. These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

See Item (r) “Earnings per Share,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the earnings per share calculation.

(15)	Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2016	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$362,147	$—	$362,147	$—
Equity securities	12,643	12,643	—	—
FHLB Stock	2,094	—	—	2,094
Interest-rate swaps	610	—	610	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,481	—	—	3,481

Liabilities measured on a recurring basis:
Interest-rate swaps	$610	—	$610	—

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2015	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$288,701	$—	$288,701	$—
Equity securities	11,657	11,657	—	—
FHLB Stock	3,050	—	—	3,050
Interest-rate swaps	16	—	16	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,516	—	—	2,516

Liabilities measured on a recurring basis:
Interest-rate swaps	$16	—	$16	—

The Company did not transfer any assets between the fair value measurement levels during the year ended December 31, 2016 or the year ended December 31, 2015.

All of the Company's debt and equity securities that are considered “available-for-sale” are carried at fair value.  The debt security category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds, and certificates of deposits as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its debt securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.” The Company periodically obtains a second price from an impartial third-party on debt securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans at December 31, 2016 amounted to $1.9 million compared to $1.4 million at December 31, 2015.

The fair values for the interest-rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, “Derivatives and Hedging Activities,” for additional information on the Company's interest-rate swaps.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third-party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which is typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at December 31, 2016 and December 31, 2015 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At December 31, 2016 and December 31, 2015, the estimated fair value of the Company’s interest-rate lock commitments and commitments to sell these mortgages loans were considered to be immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2016.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$2,094	FHLB State Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$3,481	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the consolidated balance sheet, the Company is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	December 31, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,569	$1,569	$—	$1,569	$—
Loans, net	1,991,387	1,997,887	—	—	1,997,887
Financial liabilities:
Certificates of deposit (including brokered)	227,257	226,536	—	226,536	—
Borrowed funds	10,671	10,670	—	10,670	—
Subordinated debt	14,834	14,011	—	—	14,011

	December 31, 2015		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,709	$1,709	$—	$1,709	$—
Loans, net	1,830,954	1,845,009	—	—	1,845,009
Financial liabilities:
Certificates of deposit (including brokered)	274,467	273,419	—	273,419	—
Borrowed funds	53,671	53,670	—	53,670	—
Subordinated debt	14,822	13,961	—	—	13,961

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

Also excluded from these tables are the fair values of the unused portion of lines of credit and letters of credit which were estimated to be the fees currently charged to enter into similar agreements and are deemed immaterial, as well as,  commitments to originate loans that were short-term, were at current market rates and estimated to have no significant change in fair value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2016 and December 31, 2015 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2016 and December 31, 2015.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2016 and December 31, 2015 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(16)	Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash	$497	$2,737
Investment in subsidiaries	227,960	191,949
Other assets	1,243	546
Total assets	$229,700	$195,232

Liabilities and Stockholders’ Equity

Liabilities
Subordinated debt	$14,834	$14,822
Accrued interest payable	78	78
Other liabilities	2	5
Total liabilities	14,914	14,905

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 11,475,742 shares issued and outstanding at December 31, 2016 (including 141,580 shares of unvested participating restricted awards) and 10,377,787 shares issued and outstanding at December 31, 2015 (including 144,717 shares of unvested participating restricted awards)	115	104
Additional paid-in capital	85,421	61,008
Retained earnings	130,008	116,941
Accumulated other comprehensive income	(758)	2,274
Total stockholders’ equity	214,786	180,327

Total liabilities and stockholders’ equity	$229,700	$195,232

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2016	2015	2014
Equity in undistributed net income of subsidiaries	$19,313	$17,277	$13,744
Dividends distributed by subsidiaries	150	—	1,850
Loss distributed by divested subsidiary	—	(210)	—
Other income	—	17	—
Total income	19,463	17,084	15,594

Interest expense	928	1,071	1,177
Other operating expenses	194	500	194
Total operating expenses	1,122	1,571	1,371

Income before income taxes	18,341	15,513	14,223
Benefit from income taxes	(410)	(635)	(428)

Net income	$18,751	$16,148	$14,651

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$18,751	$16,148	$14,651
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(19,313)	(17,277)	(13,744)
Payment from subsidiary bank for stock compensation expense	2,348	1,791	1,704
Changes in:
Other assets	(697)	(36)	(277)
Other liabilities	(3)	(12)	(3)
Payments for employee taxes, restricted shares net share-settled	(284)	—	—
Subordinated debt issuance costs	12	(178)	—
Accrued interest payable	—	(292)	—
Net cash provided by operating activities	814	144	2,331

Cash flows from investing activities
Investment in subsidiary	(19,730)	781	—
Net cash used in (provided by) investing activities	(19,730)	781	—

Cash flows from financing activities:
Repayment of subordinated debt	—	(10,825)	—
Proceeds from the issuance of subordinated debt	—	15,000	—
Cash dividends paid	(5,684)	(5,158)	(4,853)
Proceeds from issuance of common stock	21,183	1,448	1,283
Proceeds from exercise of stock options	388	431	889
Tax benefit from stock-based compensation	789	217	320
Net cash provided by (used in) financing activities	16,676	1,113	(2,361)

Net increase (decrease) in cash and cash equivalents	(2,240)	2,038	(30)

Cash and cash equivalents, beginning of year	2,737	699	729

Cash and cash equivalents, end of year	$497	$2,737	$699

See Note 1, “Summary of Significant Accounting Policies,” under Item (a) “Organization of Holding Company and Basis of Presentation” and Note 7, “Borrowed Funds and Subordinated Debt,” above, for further information regarding changes in both the Company's investment in the Capital Trust and in subordinated debt.

The Parent Company’s Statements of Comprehensive Income and Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(17)	Quarterly Results of Operations (Unaudited)

	2016
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$22,465	$22,632	$23,191	$24,027
Interest expense	1,382	1,343	1,374	1,424
Net interest income	21,083	21,289	21,817	22,603
Provision for loan losses	850	267	1,386	490
Net interest income after provision for loan losses	20,233	21,022	20,431	22,113

Non-interest income	3,204	3,519	3,402	3,514
Net gains on sales of investment securities	2	63	546	191
Non-interest expense	16,869	17,542	17,414	18,503
Income before income taxes	6,570	7,062	6,965	7,315
Provision for income taxes	2,257	2,291	2,251	2,362
Net income	$4,313	$4,771	$4,714	$4,953

Basic earnings per share	$0.41	$0.45	$0.41	$0.43
Diluted earnings per share	$0.41	$0.45	$0.41	$0.43

	2015
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$19,839	$20,437	$21,224	$21,971
Interest expense	1,385	1,253	1,264	1,275
Net interest income	18,454	19,184	19,960	20,696
Provision for loan losses	625	1,225	250	1,167
Net interest income after provision for loan losses	17,829	17,959	19,710	19,529

Non-interest income	3,125	3,222	3,177	3,615
Net gains on sales of investment securities	900	456	7	465
Non-interest expense	16,210	16,267	16,548	16,707
Income before income taxes	5,644	5,370	6,346	6,902
Provision for income taxes	2,024	1,855	2,054	2,181
Net income	$3,620	$3,515	$4,292	$4,721

Basic earnings per share	$0.35	$0.34	$0.41	$0.46
Diluted earnings per share	$0.35	$0.34	$0.41	$0.45

(This page has been intentionally left blank.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:
We have audited the accompanying consolidated balance sheet of Enterprise Bancorp, Inc. (the Company) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enterprise Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2017 expressed an unqualified opinion on the effectiveness of Enterprise Bancorp, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Boston, Massachusetts
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:
We have audited the accompanying consolidated balance sheet of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:
We have audited Enterprise Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Enterprise Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enterprise Bancorp, Inc. as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Boston, Massachusetts
March 14, 2017

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that the information required to be disclosed in reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board regarding the preparation and fair presentation of published financial statements.  All internal control systems, however, no matter how well designed, have inherent limitations and may not prevent or detect misstatement.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 135 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2016) that has materially affected, or is reasonably likely to materially affect, such internal control.

Item 9B.	Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 2, 2017, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report. For additional information on availability of the Company’s corporate governance guidelines, see the section titled “Company Website,” contained in Item 1, “Business,” to this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

(2)	Financial Statement Schedules

None (information included in financial statements)

(3)	Exhibits

Exhibit No. and Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed June 10 2013 (File No. 001-33912).

3.2
Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 22, 2013 (File No. 001-33912).

4.1
Renewal Rights Agreement dated as of December 11, 2007 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 13, 2007 (File No. 001-33912).

4.2	Form of Subscription Rights Certificate, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 27, 2016 (File No. 001-33912).

4.3	Form of Subscription Agent Agreement, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 27, 2016 (File No. 001-33912).

10.1	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.2
Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended May 2, 2006, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-133792) filed May 4, 2006.

10.3.1
Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17, 2009) (File No. 001-33912).

10.3.2
Specimen Nonqualified Stock Option Agreement (includes Company right of repayment) under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17, 2009) (File No. 001-33912).

10.4.1
Form of Restricted Stock Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Form Current Report on Form 8-K filed on March 26, 2009 (File No. 001-33912).

10.4.2
Form of Nonqualified Stock Option Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and James A. Marcotte, incorporated by reference to Exhibit 10.2 to the Company’s Form Current Report on Form 8-K filed on March 26, 2009 (File No. 001-33912).

10.5.1
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the Company’s Current Report on Form 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006 (File No. 333-79135).

10.5.2
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the Company’s Current Report on Form 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006 (File No. 333-79135).

10.6.1
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (File No. 001-33912).

10.6.2
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (File No. 001-33912).

10.7.1
Change in Control/Noncompetition Agreement dated as of December 18, 2008 by and among the Company, the Bank and Stephen J. Irish, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 001-33912).

10.7.2
Change in Control/Noncompetition Agreement dated as of December 21, 2010 by and among the Company, the Bank and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010 (File No. 001-33912).

10.8.1
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and George L. Duncan incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on July 9, 2015 (File No. 001-33912).

10.8.2
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on July 9, 2015 (File No. 001-33912).

10.8.3
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and John P. Clancy, Jr. incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on July 9, 2015 (File No. 001-33912).

10.9.1
Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the Company’s Current Report on Form 8-K filed on July 20, 2005 (File No. 333-79135).

10.9.2
Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.40.2 to the Company’s Current Report on Form 8-K filed on July 20, 2005 (File No. 333-79135).

10.10
Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 333-79135).

10.11
Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended on May 1, 2012 and June 16, 2015 incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-33912).

10.12.1
Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2009 (File No. 001-33912).

10.12.2
Specimen Restricted Stock Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 6, 2009 (File No. 001-33912).

10.12.3
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33912).

10.13.1
Form of Restricted Stock Agreement dated as of March 19, 2013 under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, John P. Clancy, Richard W. Main, James A. Marcotte, and Stephen J. Irish incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2013 (File No. 001-33912).

10.13.2
Form of Nonqualified Stock Option Agreement dated as of March 19, 2013 under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, John P. Clancy, Richard W. Main, James A. Marcotte, and Stephen J. Irish incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2013 (File No. 001-33912).

10.14.1
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2013 (File No. 001-33912).

10.14.2
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-33912).

10.15.1
Enterprise Bank and Trust Company 2014 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on March 21, 2014 (File No. 001-33912).

10.15.2
Enterprise Bank and Trust Company 2015 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2015 (File No. 001-33912).

10.15.3
Enterprise Bank and Trust Company 2016 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016 (File No. 001-33912).

10.16
Enterprise Bancorp, Inc. Dividend Reinvestment and Direct Stock Purchase Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-197504), filed on August 8, 2014, appearing under the heading “The Plan.”

10.17
Form of Subordinated Note Purchase Agreement dated January 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-33912).

10.18	Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, incorporated by reference to the annex to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016 (File No. 001-33912).

16.1	Letter of KPMG, LLP dated December 14, 2015, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 14, 2015 (File No. 001-33912).

21.0	Subsidiaries of the Registrant.

23.1	Consent of RSM US LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a—14(a).

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a—14(a).

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a—14(b).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language):

(i)    Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015,
(ii)    Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and
(vi)    Notes to Consolidated Financial Statements.

(b)	Exhibits required by Item 601 of Regulation S-K

The exhibits listed above either have been previously filed and are incorporated herein by reference to the applicable prior filing or are filed herewith.

(c)	Additional Financial Statement Schedules

None

Item 16.	Form 10-K Summary

None

ENTERPRISE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.
March 14, 2017	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 14, 2017
George L. Duncan

/s/ Gino J. Baroni	Director	March 14, 2017
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 14, 2017
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 14, 2017
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 14, 2017
James F. Conway, III

/s/ Carole A. Cowan	Director	March 14, 2017
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 14, 2017
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 14, 2017
John T. Grady, Jr.

/s/ Eric W. Hanson	Director	March 14, 2017
Eric W. Hanson

/s/ Mary Jane King	Director	March 14, 2017
Mary Jane King

/s/ John A. Koutsos	Director	March 14, 2017
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 14, 2017
Joseph C. Lerner

/s/ Shelagh E. Mahoney	Director	March 14, 2017
Shelagh E. Mahoney

/s/ Richard W. Main	Director, President	March 14, 2017
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 14, 2017
Jacqueline F. Moloney

/s/ Luis M. Pedroso	Director	March 14, 2017
Luis M. Pedroso

/s/ Michael T. Putziger	Director	March 14, 2017
Michael T. Putziger

/s/ Carol L. Reid	Director	March 14, 2017
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 14, 2017
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 14, 2017
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 14, 2017
Michael K. Sullivan