Form 10-Q
period 2017-03-31
ENTERPRISE BANCORP INC /MA/
filed 2017-05-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition for "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of May 3, 2017, there were 11,568,503 shares of the issuer's common stock outstanding- Par Value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$35,432	$33,047
Interest-earning deposits	18,858	17,428
Total cash and cash equivalents	54,290	50,475
Investment securities at fair value	376,212	374,790
Federal Home Loan Bank stock	3,174	2,094
Loans held for sale	752	1,569
Loans, less allowance for loan losses of $31,683 at March 31, 2017 and $31,342 at December 31, 2016	2,033,168	1,991,387
Premises and equipment, net	34,991	33,540
Accrued interest receivable	9,282	8,792
Deferred income taxes, net	16,387	17,020
Bank-owned life insurance	28,941	28,765
Prepaid income taxes	534	1,344
Prepaid expenses and other assets	8,972	10,837
Goodwill	5,656	5,656
Total assets	$2,572,359	$2,526,269
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,274,912	$2,268,921
Borrowed funds	46,671	10,671
Subordinated debt	14,837	14,834
Accrued expenses and other liabilities	15,885	16,794
Accrued interest payable	226	263
Total liabilities	2,352,531	2,311,483
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 11,566,722 shares issued and outstanding at March 31, 2017 (including 139,782 shares of unvested participating restricted awards), and 11,475,742 shares issued and outstanding at December 31, 2016 (including 141,580 shares of unvested participating restricted awards)	116	115
Additional paid-in-capital	85,826	85,421
Retained earnings	134,015	130,008
Accumulated other comprehensive loss	(129)	(758)
Total stockholders' equity	219,828	214,786
Total liabilities and stockholders' equity	$2,572,359	$2,526,269

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Interest and dividend income:
Loans and loans held for sale	$22,371	$20,881
Investment securities	1,920	1,540
Other interest-earning assets	73	44
Total interest and dividend income	24,364	22,465
Interest expense:
Deposits	1,228	1,088
Borrowed funds	61	63
Subordinated debt	228	231
Total interest expense	1,517	1,382
Net interest income	22,847	21,083
Provision for loan losses	125	850
Net interest income after provision for loan losses	22,722	20,233
Non-interest income:
Investment advisory fees	1,225	1,104
Deposit and interchange fees	1,340	1,242
Income on bank-owned life insurance, net	176	191
Net gains on sales of investment securities	540	2
Gains on sales of loans	133	89
Other income	720	578
Total non-interest income	4,134	3,206
Non-interest expense:
Salaries and employee benefits	12,692	10,485
Occupancy and equipment expenses	1,939	1,813
Technology and telecommunications expenses	1,582	1,423
Advertising and public relations expenses	619	679
Audit, legal and other professional fees	363	457
Deposit insurance premiums	383	326
Supplies and postage expenses	233	229
Other operating expenses	1,609	1,457
Total non-interest expense	19,420	16,869
Income before income taxes	7,436	6,570
Provision for income taxes	1,864	2,257
Net income	$5,572	$4,313

Basic earnings per share	$0.48	$0.41
Diluted earnings per share	$0.48	$0.41

Basic weighted average common shares outstanding	11,508,811	10,405,112
Diluted weighted average common shares outstanding	11,598,862	10,471,784

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Net income	$5,572	$4,313
Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	1,520	3,026
Income tax expense	(544)	(1,150)
Net unrealized holding gains, net of tax	976	1,876
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	540	2
Income tax expense	(193)	(1)
Reclassification adjustment for gains realized, net of tax	347	1

Total other comprehensive income, net	629	1,875
Comprehensive income	$6,201	$6,188

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
Balance at December 31, 2016	$115	$85,421	$130,008	$(758)	$214,786
Net income			5,572		5,572
Cumulative effect adjustment		13	(13)		—
Other comprehensive income, net				629	629
Common stock dividend paid ($0.135 per share)			(1,552)		(1,552)
Common stock issued under dividend reinvestment plan	—	372			372
Common stock issued other, net of expenses	—	12			12
Stock-based compensation, net	1	534			535
Repurchases for tax withholdings on options and restricted stock awards, net of proceeds from exercise of stock options	—	(526)			(526)
Balance at March 31, 2017	$116	$85,826	$134,015	$(129)	$219,828

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$5,572	$4,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125	850
Depreciation and amortization	1,730	1,425
Stock-based compensation expense	324	443
Mortgage loans originated for sale	(5,554)	(3,273)
Proceeds from mortgage loans sold	6,504	4,301
Net gains on sales of loans	(133)	(89)
Net gains on sales of investments	(540)	(2)
Income on bank-owned life insurance, net	(176)	(191)
Changes in:
(Increase) decrease in other assets	2,114	(4,183)
Decrease in other liabilities	(1,027)	(669)
Net cash provided by operating activities	8,939	2,925
Cash flows from investing activities:
Proceeds from sales of investment securities	9,957	306
Net (purchases) proceeds from FHLB capital stock	(1,080)	257
Proceeds from maturities, calls and pay-downs of investment securities	6,062	4,785
Purchase of investment securities	(15,940)	(9,210)
Net increase in loans	(41,906)	(4,678)
Additions to premises and equipment, net	(2,514)	(3,006)
Proceeds from bank-owned life insurance	—	405
Net cash used in investing activities	(45,421)	(11,141)
Cash flows from financing activities:
Net increase in deposits	5,991	69,589
Net increase (decrease) in borrowed funds	36,000	(53,000)
Cash dividends paid	(1,552)	(1,350)
Proceeds from issuance of common stock	384	352
Repurchases for tax withholdings on options and restricted stock awards, net of proceeds from exercise of stock options	(526)	60
Net cash provided by financing activities	40,297	15,651

Net increase in cash and cash equivalents	3,815	7,435
Cash and cash equivalents at beginning of period	50,475	51,495
Cash and cash equivalents at end of period	$54,290	$58,930

Supplemental financial data:
Cash Paid For: Interest	$1,554	$1,392
Cash Paid For: Income Taxes	760	636

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	228	100
Capital expenditures incurred not yet paid	104	—

See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2016 audited consolidated financial statements and notes thereto contained in the 2016 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our"), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the "SEC") on March 14, 2017 (the "2016 Annual Report on Form 10-K").  The Company has not changed its accounting policies from those disclosed in its 2016 Annual Report on Form 10-K.

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

At March 31, 2017, the Company had 23 full service branches serving the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as investment advisory and wealth management, trust and insurance services.   The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year. The Company has evaluated subsequent events and transactions from March 31, 2017 through the date of this quarterly Report on Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP. See Item (h) "Subsequent Events," for further information below.

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

As discussed in the Company's 2016 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates are the estimates of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements included in the Company's 2016 Annual Report on Form 10-K for accounting policies related to these significant estimates. The Company has not changed its significant accounting policies from those disclosed in its 2016 Annual Report on Form 10-K.

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

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to purchase certain levels of FHLB capital stock at par value in association with outstanding advances from the FHLB.  From time-to-time, the FHLB may initiate the repurchase, at par value, of "excess" levels of its capital stock held by member banks. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

In conjunction with the other-than-temporary-impairment ("OTTI") review on available-for-sale investments (See Note 2, "Investment Securities," for additional information), management also regularly reviews its holdings of FHLB stock for OTTI. Based on management's periodic review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of tax-exempt interest from certain investment securities, loans and bank-owned life insurance.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2017.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2013 through 2016 tax years.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(f) Capital Raised

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering (the "Offering"), at an offering price of $21.50 per share, under its $40 million shelf registration statement (Reg No. 333-190017). The Company issued 930,232 shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs) in the Offering. The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes. The Company's shelf registration statement used to effect the Offering expired in September 2016.

(g) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting." The new standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

The Company adopted ASU No. 2016-09 in the first quarter of 2017. Several aspects of the accounting are simplified including, generally: a) income tax consequences; b) classification of awards as either equity or liabilities; c) accounting for forfeitures; and d) classification on the statement of cash flows. Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital, in the reporting period in which they occur. In the first quarter of 2017, this item reduced tax expense, increasing earnings by approximately $667 thousand. For the year ended December 31, 2016, the Company recognized $789 thousand in additional paid-in-capital in this regard, which, if under the new ASU, would have been recognized as income tax benefit in the income statement. This amount, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the financial statements.

Additionally upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. Using a modified retrospective approach, the Company recorded a cumulative effect adjustment of $13 thousand from retained earnings to additional paid-in-capital. The other provisions did not have a material impact on the Company's financial statements upon adoption.

Accounting pronouncements not yet adopted by the Company (in order of effective date of implementation)

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

The Company is currently evaluating the effects of this ASU on the Company's financial statements and results of operations. Based on the Company's evaluation to date, management believes the more significant implications upon adoption of this ASU will be the potential recognition of changes in fair value of our equity portfolio in net income. Under current GAAP, net unrealized appreciation or depreciation on the equity portfolio, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income. For the three months ended March 31, 2017, the change in other comprehensive income generated from the equity portfolio amounted to $77 thousand. Any potential future changes in fair value of the equity portfolio will depend on the amount of dollars invested in the portfolio and the potential magnitude of changes in equity market values. The foregoing observations are subject to change as management completes their implementation process.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash flows - Classification of Certain Cash Receipts and Cash Payments." The amendments are intended to reduce diversity in practice related to the presentation of eight specific cash flow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's financial statements and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash flows-Restricted Cash (Topic 230)." The amendments in this Update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the statement of cash flows. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's financial statements and results of operations.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this Update outline the presentation, classification and disclosure requirements for service cost and other components of net benefit costs. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's financial statements and results of operations.

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

Company relates to operating leases of our branch facilities. As of March 31, 2017, the Company leased 14 of its branch locations, and expects that upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors adjusted for prepaid or accrued rent and any initial direct cost incurred. In addition, the Company will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset. Lease expense will be presented as a single line item in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their implementation process.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)." The amendments shorten the amortization period to the earliest call date for certain callable debt securities held at a premium. The amortization for securities held at a discount is not affected by this statement and remains unchanged. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective basis is required upon adoption. Early adoption is permitted. The Company is currently assessing the impact of this ASU but does not expect that it will have a material impact on the Company's results of operations and financial condition.

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

Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this Update require that credit losses be presented as an allowance rather than as a write-down. Unlike current GAAP, the ASU provides for reversals of credit losses in future period net income in situations where the estimate of loss declines.

An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for fiscal years beginning after December 15, 2018 is permitted

The Company is in the process of establishing an implementation committee and creating an enterprise-wide implementation plan for this ASU, which will consider the impact to operations, financial results, disclosures and controls. At present, the impact of the adoption of ASU No. 2016-13 on the Company's financial statements and results of operations is unknown.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other-Simplifying the Test for Goodwill Impairment (Topic 350)." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized doesn't exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment test performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU No. 2017-01 to have a material impact on the Company's financial statements and results of operations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(h) Subsequent Events

At the Company's annual meeting on May 2, 2017, shareholders voted to amend the Company’s Restated Articles of Organization to increase the number of shares of common stock that the Company is authorized to issue from 20,000,000 shares to 40,000,000 shares.

(2) Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$74,709	$392	$45	$75,056
Residential federal agency MBS (1)	93,444	158	1,453	92,149
Commercial federal agency MBS(1)	76,918	23	1,614	75,327
Municipal securities	114,988	1,188	1,207	114,969
Corporate bonds	11,334	62	80	11,316
Certificates of deposits (2)	950	3	—	953
Total debt securities	372,343	1,826	4,399	369,770
Equity investments	4,090	2,361	9	6,442
Total investment securities, at fair value	$376,433	$4,187	$4,408	$376,212

	December 31, 2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$74,682	$432	$45	$75,069
Residential federal agency MBS(1)	94,818	96	1,561	93,353
Commercial federal agency MBS(1)	71,993	15	1,730	70,278
Municipal securities	112,401	922	1,520	111,803
Corporate bonds	10,734	51	90	10,695
Certificates of deposits (2)	950	—	1	949
Total debt securities	365,578	1,516	4,947	362,147
Equity investments	10,413	2,532	302	12,643
Total investment securities, at fair value	$375,991	$4,048	$5,249	$374,790
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S agencies totaling $105.9 million and $107.0 million at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, the equity portfolio consisted of investments in mutual funds, as well as investments in individual common stock of entities in the financial services industry (approximately 44%).

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

The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the predominantly fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on debt securities will also decline as the securities approach maturity, or if the issuer is credit impaired. Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a debt security portfolio is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income.

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

The following tables summarize investments (debt and equity) having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$17,996	$45	$—	$—	$17,996	$45	4
Residential federal agency MBS	59,719	1,131	7,660	322	67,379	1,453	29
Commercial federal agency MBS	61,965	1,614	—	—	61,965	1,614	18
Municipal securities	43,739	1,207	—	—	43,739	1,207	71
Corporate bonds	4,777	80	—	—	4,777	80	29
Certificates of deposit	—	—	—	—	—	—	—
Equity investments	167	9	—	—	167	9	3
Total temporarily impaired investment securities	$188,363	$4,086	$7,660	$322	$196,023	$4,408	154

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$13,956	$45	$—	$—	$13,956	$45	3
Residential federal agency MBS	68,138	1,236	8,008	325	76,146	1,561	31
Commercial federal agency MBS	60,060	1,730	—	—	60,060	1,730	18
Municipal securities	60,436	1,520	—	—	60,436	1,520	107
Corporate bonds	5,729	90	—	—	5,729	90	37
Certificates of deposit	949	1	—	—	949	1	4
Equity investments	1,185	20	2,743	282	3,928	302	3
Total temporarily impaired investment securities	$210,453	$4,642	$10,751	$607	$221,204	$5,249	203

During the three months ended March 31, 2017 and 2016, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. At March 31, 2017, management attributes the unrealized losses in the portfolio to increases in current market yields compared to the yields at the time the investments were purchased by the Company and the impact of market value fluctuations on the equity portion of our portfolio. Management does not consider these investments to be other-than-temporarily impaired because (1) the decline in market value is not attributable to a fundamental deterioration in quality of

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

the securities, the equity funds or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity with recovery of the amortized cost.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At March 31, 2017, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at March 31, 2017 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,805	$11,856
Due after one, but within five years	111,283	111,948
Due after five, but within ten years	137,044	135,141
Due after ten years	112,211	110,825
Total debt securities	$372,343	$369,770

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of debt securities above are callable securities, comprised of municipal securities and corporate bonds totaling $48.8 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $368.6 million at March 31, 2017.

Sales of investments, including pending trades based on trade date if applicable, for the three months ended March 31, 2017 and March 31, 2016 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Amortized cost of investments sold (1)	$9,116	$304
Gross realized gains on sales	646	2
Gross realized losses on sales	(106)	—
Total proceeds from sales of investments	$9,656	$306

(1)	Amortized cost of investments sold is determined on a specific identification basis.

See Note 11, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(3)	Loans

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company's primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry and relationship size to lessen its credit risk exposure.

See Note 4, "Allowance for Loan Losses," for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses.

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial real estate	$1,064,661	$1,038,082
Commercial and industrial	507,612	490,799
Commercial construction	209,701	213,447
Total commercial loans	1,781,974	1,742,328
Residential mortgages	183,490	180,560
Home equity loans and lines	91,294	91,065
Consumer	10,145	10,845
Total retail loans	284,929	282,470

Gross loans	2,066,903	2,024,798
Deferred loan origination fees, net	(2,052)	(2,069)
Total loans	2,064,851	2,022,729
Allowance for loan losses	(31,683)	(31,342)
Net loans	$2,033,168	$1,991,387

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's financial statements.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  Loans originated by other banks in which the Company is a participating institution amounted to $83.5 million at March 31, 2017 and $85.2 million at December 31, 2016. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

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

- Residential loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower's primary residence, or as vacation homes or investment properties.  Loan-to-value limits vary, generally from 75% for multi-family, owner-occupied properties, up to 97% for single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

- Home equity loans and lines of credit:

Home equity term loans are originated for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the assessed or appraised value of the property securing the loan.  Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years.  The rates may be variable or fixed.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company originates home equity revolving lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the assessed or appraised value of the property securing the loan.  Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable.  Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines requires interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

- Consumer loans:

Consumer loans consist primarily of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts extended to individual customers. The aggregate amount of overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At March 31, 2017 and December 31, 2016, the Company was servicing residential mortgage loans owned by investors amounting to $18.0 million and $18.7 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $64.7 million and $62.3 million at March 31, 2017 and December 31, 2016, respectively. See the discussion above under the heading "Commercial loans" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial real estate	$239,477	$247,664
Residential mortgages	172,432	170,247
Home equity	11,222	12,340
Total loans pledged to FHLB	$423,131	$430,251

(4)	Allowance for Loan Losses

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2016 Annual Report on Form 10-K.  Refer to Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements contained in the 2016 Annual Report on Form 10-K for further discussion of management's methodology used to estimate a sufficient allowance for loan losses, the credit risk management function and adversely classified loan rating system.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of March 31, 2017 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$12,229	$1,052,432	$1,064,661
Commercial and industrial	12,738	494,874	507,612
Commercial construction	1,935	207,766	209,701
Residential mortgages	282	183,208	183,490
Home equity loans and lines	602	90,692	91,294
Consumer	14	10,131	10,145
Total gross loans	$27,800	$2,039,103	$2,066,903

The balances of loans as of December 31, 2016 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,261	$1,023,821	$1,038,082
Commercial and industrial	13,372	477,427	490,799
Commercial construction	3,364	210,083	213,447
Residential mortgages	289	180,271	180,560
Home equity loans and lines	509	90,556	91,065
Consumer	1	10,844	10,845
Total gross loans	$31,796	$1,993,002	$2,024,798

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

	March 31, 2017
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$15,778	$—	$—	$1,048,883	$1,064,661
Commercial and industrial	11,948	54	2	495,608	507,612
Commercial construction	1,935	—	—	207,766	209,701
Residential mortgages	1,397	—	—	182,093	183,490
Home equity loans and lines	755	—	—	90,539	91,294
Consumer	42	—	—	10,103	10,145
Total gross loans	$31,855	$54	$2	$2,034,992	$2,066,903

	December 31, 2016
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,003	$—	$—	$1,022,079	$1,038,082
Commercial and industrial	12,770	99	2	477,928	490,799
Commercial construction	3,364	—	—	210,083	213,447
Residential mortgages	1,414	—	—	179,146	180,560
Home equity loans and lines	666	—	—	90,399	91,065
Consumer	30	—	—	10,815	10,845
Total gross loans	$34,247	$99	$2	$1,990,450	$2,024,798

Total adversely classified loans amounted to 1.55% of total loans at March 31, 2017, as compared to 1.70% at December 31, 2016.

Past due and non-accrual loans

 The following tables present an age analysis of past due loans as of the dates indicated:

	Balance at March 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$2,595	$3,593	$1,947	$8,135	$1,056,526	$1,064,661	$5,116
Commercial and industrial	1,407	1,588	1,149	4,144	503,468	507,612	2,716
Commercial construction	310	—	—	310	209,391	209,701	515
Residential mortgages	689	98	96	883	182,607	183,490	282
Home equity loans and lines	215	97	312	624	90,670	91,294	705
Consumer	110	20	9	139	10,006	10,145	23
Total gross loans	$5,326	$5,396	$3,513	$14,235	$2,052,668	$2,066,903	$9,357

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$5,993	$923	$1,399	$8,315	$1,029,767	$1,038,082	$4,876
Commercial and industrial	267	4	1,544	1,815	488,984	490,799	3,174
Commercial construction	—	—	—	—	213,447	213,447	519
Residential mortgages	648	—	99	747	179,813	180,560	289
Home equity loans and lines	270	—	269	539	90,526	91,065	616
Consumer	94	13	11	118	10,727	10,845	11
Total gross loans	$7,272	$940	$3,322	$11,534	$2,013,264	$2,024,798	$9,485

At March 31, 2017 and December 31, 2016, all loans past due 90 days or more were carried as non-accrual, in addition to those loans where reasonable doubt exists as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $94 thousand at March 31, 2017 and $220 thousand at December 31, 2016. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.45% at March 31, 2017, and 0.47% at December 31, 2016.

At March 31, 2017, additional funding commitments for non-accrual loans was not material.

Impaired loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected. Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated probable credit loss.  The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring ("TDR,") see below.

The carrying value of impaired loans amounted to $27.8 million and $31.8 million at March 31, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $18.6 million and $22.4 million at March 31, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $9.3 million and $9.4 million as of March 31, 2017 and December 31, 2016, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated

	Balance at March 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$13,769	$12,229	$10,294	$1,935	$409
Commercial and industrial	13,504	12,738	8,854	3,884	1,928
Commercial construction	1,984	1,935	1,625	310	23
Residential mortgages	385	282	282	—	—
Home equity loans and lines	762	602	602	—	—
Consumer	16	14	—	14	14
Total	$30,420	$27,800	$21,657	$6,143	$2,374

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,010	$14,261	$12,444	$1,817	$370
Commercial and industrial	14,291	13,372	9,366	4,006	2,222
Commercial construction	3,408	3,364	3,051	313	28
Residential mortgages	388	289	289	—	—
Home equity loans and lines	665	509	509	—	—
Consumer	2	1	—	1	1
Total	$34,764	$31,796	$25,659	$6,137	$2,621

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,378	$101	$9,668	$43
Commercial and industrial	12,878	105	8,424	26
Commercial construction	2,412	27	2,975	37
Residential mortgages	287	—	308	—
Home equity loans and lines	539	(2)	246	(2)
Consumer	13	—	22	—
Total	$29,507	$231	$21,643	$104

At March 31, 2017, additional funding commitments for impaired loans totaled $487 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of March 31, 2017 and December 31, 2016, were $23.2 million and $27.0 million, respectively. TDR loans on accrual status amounted to $18.6 million and $22.4 million at March 31, 2017 and December 31, 2016, respectively. TDR loans included in non-performing loans amounted to $4.7 million and $4.6 million at March 31, 2017 and December 31, 2016, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At March 31, 2017, additional funding commitments for TDR loans totaled $387 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated.

	Three months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Extended maturity date	$3,063	$—
Temporary payment reduction and payment re-amortization of remaining principal over extended term	374	—
Temporary interest only payment plan	94	264
Total	$3,531	$264

Loans modified as TDRs during the three months ended March 31, 2017 are detailed below.

	Three months ended March 31, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$375	$374
Commercial and industrial	2	2,952	2,952
Commercial construction	1	206	205
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	4	$3,533	$3,531

There were no subsequent charge-offs associated with new the TDRs noted in the table above during the three months ended March 31, 2017. At March 31, 2017, there were no specific reserves allocated to the TDRs entered into during the 2017 period as management considered it likely that the principal will ultimately be collected.

Payment defaults, during the three months ended March 31, 2017, on loans modified as TDRs within the preceding twelve months are detailed below.

	Three months ended March 31, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	3	$956
Commercial and industrial	1	231
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	4	$1,187

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as TDRs during the three month period ended March 31, 2016 are detailed below.

Three months ended March 31, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	264	264
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	1	$264	$264

There were no subsequent charge-offs associated, and there were no specific reserves allocated to the TDRs entered into during the 2016 period, as management considered it likely that the principal will ultimately be collected.

There were no payment defaults during the three month period ended March 31, 2016, on loans modified as TDRs within the preceding twelve months.

Other real estate owned ("OREO")

The Company carried no OREO at either March 31, 2017, December 31, 2016 or March 31, 2016. There were no additions, sales or write downs on OREO during the three months ended March 31, 2017 or 2016.

At March 31, 2017, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amounts totaling $307 thousand compared with $200 thousand at December 31, 2016.
Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $31.7 million at March 31, 2017, compared to $31.3 million at December 31, 2016, and $29.9 million at March 31, 2016. For the three months ended March 31, 2017 and March 31, 2016, the provision for loan losses amounted to $125 thousand and $850 thousand, respectively. The decrease in the provision for 2017 was due primarily to net recoveries in the current year, and generally improving credit quality metrics, partially offset by the higher level of loan growth during the 2017 period, as compared to the 2016 period.

The allowance for loan losses to total loans ratio was 1.53% at March 31, 2017, 1.55% at December 31, 2016 and 1.60% at March 31, 2016. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the three months ended March 31, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	316	(195)	(42)	18	—	28	125
Recoveries	76	272	—	—	1	3	352
Less: Charge offs	—	103	—	—	—	33	136
Ending Balance at March 31, 2017	$15,294	$11,178	$3,364	$978	$635	$234	$31,683
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$409	$1,928	$23	$—	$—	$14	$2,374
Allocated to loans collectively evaluated for impairment	$14,885	$9,250	$3,341	$978	$635	$220	$29,309

Changes in the allowance for loan losses by segment for the three months ended March 31, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2015	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	294	463	64	16	6	7	850
Recoveries	19	129	—	—	—	2	150
Less: Charge offs	—	72	5	—	5	16	98
Ending Balance at March 31, 2016	$13,827	$10,278	$3,964	$1,077	$541	$223	$29,910
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$179	$1,420	$488	$—	$—	$21	$2,108
Allocated to loans collectively evaluated for impairment	$13,648	$8,858	$3,476	$1,077	$541	$202	$27,802

(5)Deposits

Deposits are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-interest bearing demand deposits	$668,869	$646,115
Interest bearing checking	365,574	372,696
Savings	188,374	178,637
Money market	836,577	844,216
Certificates of deposit $250,000 or less	123,447	125,580
Certificates of deposit more than $250,000	32,687	42,315
Total customer deposits	2,215,528	2,209,559
Brokered deposits (1)	59,384	59,362
Total deposits	$2,274,912	$2,268,921
___________________________________

(1)	Primarily brokered CDs $250,000 and under

Total customer deposits (deposits excluding brokered deposits) include reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in Company offered

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

programs which allow for full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the consolidated balance sheet. The Company's customers' balances in these reciprocal products were $292.2 million and $281.6 million at March 31, 2017 and December 31, 2016, respectively.

(6)	Borrowed Funds and Subordinated Debt

Borrowed funds, consisting of FHLB borrowings, amounted to $46.7 million at March 31, 2017, compared to $10.7 million at December 31, 2016.

The Company also carried subordinated debt of $14.8 million at both March 31, 2017 and December 31, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes, which are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original note issuance costs were $190 thousand and have been netted against the subordinated debt on the balance sheet in accordance with accounting guidance. These costs are being amortized over the life of the Notes.

(7)    Derivatives and Hedging Activities

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At March 31, 2017 and December 31, 2016, the estimated fair values of these derivative instruments were considered to be immaterial.

The Company may use interest-rate contract swaps as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at either March 31, 2017 or December 31, 2016.

The Company also has a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with a counterparty. The customer interest rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to fixed-rate payment.

The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest rate swap agreement.

Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As such, there were no net gains or losses recognized in income on Back-to-Back Swaps during the three months ended March 31, 2017 or March 31, 2016.

The Company had four interest-rate swaps (back-to-back) at March 31, 2017 with an aggregate notional amount of $21.6 million compared to four interest-rate swaps (back-to-back) with an aggregate notional amount of $26.7 million at December 31, 2016.

Asset derivatives and liability derivatives are included in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of March 31, 2017		As of December 31, 2016
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Back-to-Back Swaps	$573	$573	$610	$610

By using derivative financial instruments, the Company exposes itself to counterparty credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. As the swaps are subject to master netting agreements, the Company had reduced exposure relating to interest rate swaps with institutional counterparties at March 31, 2017. The Company had unsecured counterparty credit risk exposure of $573 thousand and $610 thousand on interest rate swaps at March 31, 2017 and December 31, 2016, respectively.  The counterparty was rated A / A2, respectively, by S&P and Moody’s at March 31, 2017.

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

	March 31, 2017
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$573	$—	$573	$—	$—	$573

Liability Derivatives
Back-to-Back Swaps	$573	$—	$573	$—	$—	$573

	December 31, 2016
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$610	$—	$610	$—	$—	$610

Liability Derivatives
Back-to-Back Swaps	$610	$—	$610	$—	$—	$610

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company has agreements with certain derivative counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only occur if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap loss exposure would be equal to the percentage of the Company’s participation in the underlying loan applied to the originating bank's swap loss.  At March 31, 2017 and December 31, 2016, the Company had two such participation loans and management considers the risk of material swap loss exposure to be unlikely based on the borrower's financial and collateral strength.

(8)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Employee Retirement Plan ("SERP")

The Company has salary continuation agreements with two of its current executive officers and one former executive officer. These salary continuation agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined "benefit age." The individuals covered under the SERP have reached the defined benefit age and are receiving payments under the plan. Additionally, the Company has not recognized service costs in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

Total net periodic benefit costs, comprised of interest costs only, were $29 thousand for the three months ended March 31, 2017, compared to $31 thousand for the three months ended March 31, 2016.

Benefits paid amounted to $69 thousand for both the three months ended March 31, 2017 and March 31, 2016. The Company anticipates accruing an additional $87 thousand to the SERP during the remainder of 2017.

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

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Service Cost	$(3)	$(2)
Interest Cost	23	21
Net periodic post-retirement benefit cost	$20	$19

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(9)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended in 2015, and the 2016 plan. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, directors and consultants.  As of March 31, 2017, an aggregate of 439,379 shares remain available for future grants under the plans.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $324 thousand for the three months ended March 31, 2017, compared to $443 thousand for the three months ended March 31, 2016.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $62 thousand for the three months ended March 31, 2017, compared to $79 thousand for the three months ended March 31, 2016.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

The table below provides a summary of the options granted in during the periods indicated:

	Three Months Ended March 31,
	2017	2016
Options granted	15,009	30,613
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	40%	42%
Expected dividend yield	2.09%	3.03%
Expected life in years	7	7
Risk-free interest rate	2.35%	1.91%
Weighted average market price on date of grants	$30.46	$21.86
Per share weighted average fair value	$11.34	$7.90
Fair value as a percentage of market value at grant date	37%	36%

Options granted during the first three months of 2017 and 2016 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 12 "Stock-Based Compensation Plans" in the Company's 2016 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $187 thousand for the three months ended March 31, 2017, compared to $294 thousand for the three months ended March 31, 2016.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three Months Ended March 31,
Restricted Stock Awards	2017	2016
Two Year Vesting	6,944	9,060
Four Year Vesting	16,253	17,453
Performance-Based Vesting	25,623	35,071
Total Restricted Stock Awards	48,820	61,584

Weighted average grant date fair value	$30.46	$21.86

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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $75 thousand for the three months ended March 31, 2017, compared to $70 thousand for the three months ended March 31, 2016, and is included in other operating expenses. In January 2017, non-employee directors were issued 12,992 shares of common stock in lieu of 2016 annual cash fees of $286 thousand at a market value price of $22.04 per share, the market value of the common stock on the opt-in measurement date of January 4, 2016.

In the first quarter of 2017, the Company adopted ASU 2016-09. For further information regarding the implementation of this update and the financial statement impact, refer to Note 1, "Summary of Significant Accounting Policies," Item (g), "Recent Accounting Pronouncements" above.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2017	2016
Basic weighted average common shares outstanding	11,508,811	10,405,112
Dilutive shares	90,051	66,672
Diluted weighted average common shares outstanding	11,598,862	10,471,784

There were 14,995 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the three months ended March 31, 2017.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2017	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$369,770	$—	$369,770	$—
Equity securities	6,442	6,442	—	—
FHLB stock	3,174	—	—	3,174
Interest-rate swaps	573	—	573	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,742	—	—	3,742

Liabilities measured on a recurring basis:
Interest-rate swaps	573	—	573	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2016	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$362,147	$—	$362,147	$—
Equity investments	12,643	12,643	—	—
FHLB stock	2,094	—	—	2,094
Interest-rate swaps	610	—	610	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,481	—	—	3,481

Liabilities measured on a recurring basis:
Interest-rate swaps	610	—	610	—

The Company did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2017 or the year ended December 31, 2016.

All of the Company's debt and equity securities that are considered "available-for-sale" are carried at fair value.  The debt security category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds and certificates of deposits, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its debt securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third party on debt securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company's equity portfolio fair value is measured based on quoted market prices for the shares; therefore, these securities are categorized as Level 1 within the fair value hierarchy.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value; therefore, these securities are categorized as Level 3 measures.  See Note 1, "Summary of Significant Accounting Policies," Item (d) "Restricted Investments" for further information regarding the Company's fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.8 million at March 31, 2017 compared to $1.9 million at December 31, 2016.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at March 31, 2017 and December 31, 2016 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At March 31, 2017 and December 31, 2016, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgages loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2017:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$3,174	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$3,742	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2017		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$752	$773	$—	$773	$—
Loans, net	2,033,168	2,037,816	—	—	2,037,816
Financial liabilities:
Certificates of deposit (including brokered)	215,518	214,768	—	214,768	—
Borrowed funds	46,671	46,669	—	46,669	—
Subordinated debt	14,837	14,046	—	—	14,046

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,569	$1,569	$—	$1,569	$—
Loans, net	1,991,387	1,997,887	—	—	1,997,887
Financial liabilities:
Certificates of deposit (including brokered)	227,257	226,536	—	226,536	—
Borrowed funds	10,671	10,670	—	10,670	—
Subordinated debt	14,834	14,011	—	—	14,011
Excluded from the tables above are certain financial instruments with carrying values that approximated their fair value at the dates indicated, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, and non-term deposit accounts. The respective carrying values of these instruments would all be considered to be classified within Level 1 of their fair value hierarchy.

Also excluded from these tables are the fair values of commitments for the unused portion of lines of credit and letters of credit, which were estimated to be the fees currently charged to enter into similar agreements and are deemed to be immaterial, as well as commitments to originate loans which were short-term, at current market rates and estimated to have no significant change in fair value.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on March 31, 2017 and December 31, 2016 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2017 and December 31, 2016.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2017 and December 31, 2016 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this report and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report on Form 10-K").

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) technology related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures; (vii) cyber security risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (x) changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and (xiii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Item 1A, "Risk Factors" of the Company's 2016 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended March 31, 2017 amounted to $5.6 million, an increase of $1.3 million, or 29%, compared to the three months ended March 31, 2016. Diluted earnings per share were $0.48 for the three months ended March 31, 2017, an increase of 17%, compared to the three months ended March 31, 2016. Diluted earnings per share for the first quarter of 2017 includes the dilutive impact of the Company’s equity offering in the second quarter of 2016.

The increase in our 2017 earnings compared to 2016 has been positively impacted by our growth over the last twelve months. Total assets, loans, and customer deposits have increased 12%, 11%, and 11%, respectively, as compared to March 31, 2016.

Strategically, our focus remains on organic growth and continually planning for and investing in our future. We look forward to opening our 24th branch office in Windham, NH near the end of the second quarter. The relocation of our branches in Salem, NH and Leominster, MA will provide improved and state-of-the-art branches in those communities to better serve our customers. We expect the Salem branch to be completed in July of 2017 and Leominster to be completed in late 2017 to early 2018.

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

Net interest income for the three months ended March 31, 2017 amounted to $22.8 million, an increase of $1.8 million, or 8%, compared to the three months ended March 31, 2016. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $183.7 million for the three months ended March 31, 2017 compared to the same 2016 period averages. Margin was 3.90% for the three months ended March 31, 2017, compared to 4.02% for the three months ended March 31, 2016. The quarterly margin for the three months ended December 31, 2016 was 3.86%. See the discussion under the heading "Results of Operations" below, in this Item 2, for further information regarding changes in margin.

The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company's 2016 Annual Report on Form 10-K.

For the three months ended March 31, 2017 and March 31, 2016, the provision for loan losses amounted to $125 thousand and $850 thousand, respectively. The decrease in the provision in the first quarter was due primarily to net recoveries in the current year, and generally improving credit quality metrics, partially offset by increased loan growth compared to the prior year.
Contributing to the changes in the provision for loan losses compared to the prior year were:

•	Net recoveries of $216 thousand for the three months ended March 31, 2017, compared to net recoveries of $52 thousand for the three months ended March 31, 2016.

•	Total non-performing loans as a percentage of total loans (a measure of credit risk) declined to 0.45% at March 31, 2017, compared to 0.60% at March 31, 2016.

•	The balance of the allowance for loan losses allocated to impaired and adversely classified loans amounted to $4.1 million at March 31, 2017, compared to $4.3 million at March 31, 2016.

•	Loan growth for three months ended March 31, 2017 was $42.1 million, compared to $4.7 million during the three months ended March 31, 2016.

The allowance for loan losses to total loans ratio was 1.53% at March 31, 2017, 1.55% at December 31, 2016 and 1.60% at March 31, 2016.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended March 31, 2017 amounted to $4.1 million, an increase of $928 thousand, or 29%, compared to the three months ended March 31, 2016. This increase was due primarily to an increase in net gains on the sales of investment securities. Additionally, the Company's growth has contributed to increases in the main components of other non-interest income.

For the three months ended March 31, 2017, non-interest expense amounted to $19.4 million, an increase of $2.6 million, or 15%, over the three months ended March 31, 2016. Increases in expenses over the prior year primarily related to the Company’s strategic growth and market expansion initiatives, particularly increases in salaries and benefits expenses.

In the first quarter of 2017, the Company implemented accounting pronouncement ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718) Improvement to Employee Share-Based Payment Accounting” which reduced tax expense and increased earnings by approximately $667 thousand. One of the aspects of this pronouncement relates to the tax treatment of employee and director equity based compensation.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $376.2 million at March 31, 2017, and comprised 15% of total assets at both March 31, 2017 and December 31, 2016.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial loans.  Total loans increased $42.1 million since December 31, 2016, and amounted to $2.06 billion at March 31, 2017, comprising 80% of total assets at both March 31, 2017 and December 31, 2016. Total commercial loans amounted to $1.78 billion, or 86% of gross loans, at March 31, 2017, which was consistent with the composition at December 31, 2016.

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

At March 31, 2017, customer deposits (total deposits excluding brokered deposits) amounted to $2.22 billion, an increase of $6.0 million from December 31, 2016 balances.

Wholesale funding amounted to $106.1 million at March 31, 2017, compared to $70.0 million at December 31, 2016, an increase of $36.0 million, or 51%. Wholesale funding included FHLB advances of $46.7 million and $10.7 million at March 31, 2017 and December 31, 2016, respectively, and brokered deposits of $59.4 million at both March 31, 2017 and December 31, 2016. The Company's level of wholesale funding has increased in 2017 as loan growth exceeded deposit growth.

Opportunities and Risks

This Opportunities and Risks discussion should be read in conjunction with Item 1A "Risk Factors," and the section titled "Opportunities and Risks" contained in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company's 2016 Annual Report on Form 10-K, which addresses other factors and details that could adversely affect the Company's business, reputation, its future results of operations and financial condition.

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the market place and its ability to strengthen its competitive position. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying branches strategically located to complement existing locations while expanding the Company's geographic market footprint. In early July 2016, the Company's 23rd branch opened, on Route 101A in Nashua, NH, and its 24th branch, in Windham, NH, is expected to open in summer 2017. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

Management continues to undertake significant strategic initiatives, including investments in employee hiring, training and development; marketing and public relations; technology and electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued development of recently added branches. The relocation of branches in Salem, NH and Leominster, MA will provide improved and state-of-the-art branches in those communities to better serve our customers. The Company expects the Salem branch relocation to be completed in July of 2017 and the Leominster branch relocation to be completed in late 2017 to early 2018.  While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Changes in government regulation or oversight could affect the Company in substantial and unpredictable ways. The President has signed many executive orders calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act, in addition to extensive corporate tax reform proposals. Accordingly, it is difficult to anticipate the continued impact that this expansive legislation, when fully enacted, will have on the Company, its customers and the financial industry generally. The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.

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

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2016 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2016 Annual Report on Form 10-K.

Financial Condition

Total assets increased $46.1 million, or 2%, since December 31, 2016, to $2.57 billion at March 31, 2017.  The balance sheet composition and changes since December 31, 2016 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 2% of total assets at both March 31, 2017 and December 31, 2016. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At March 31, 2017, the carrying value of the investment portfolio amounted to $376.2 million, and is relatively consistent with the balance at December 31, 2016.

The following table summarizes the fair value of investments at the dates indicated:

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$75,056	20.0%	$75,069	20.0%	$79,718	26.2%
Residential federal agency MBS(1)	92,149	24.5%	93,353	24.9%	72,729	23.8%
Commercial federal agency MBS(1)	75,327	20.0%	70,278	18.7%	27,785	9.1%
Municipal securities	114,969	30.5%	111,803	29.8%	99,925	32.8%
Corporate bonds	11,316	3.0%	10,695	2.9%	10,383	3.4%
Certificates of deposits(2)	953	0.3%	949	0.3%	1,960	0.6%
Total debt securities	369,770	98.3%	362,147	96.6%	292,500	95.9%
Equity investments	6,442	1.7%	12,643	3.4%	12,446	4.1%
Total investment securities at fair value	$376,212	100.0%	$374,790	100.0%	$304,946	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S agencies totaling $105.9 million, $107.0 million, and $47.8 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

During the three months ended March 31, 2017, the Company purchased $16.2 million in securities. The Company had principal pay downs, calls and maturities totaling $6.1 million during the three months ended March 31, 2017. In addition, management sold securities with an amortized cost of approximately $9.1 million realizing net gains on sales of $540 thousand during the three months ended March 31, 2017.

Net unrealized losses on the investment portfolio amounted to $221 thousand at March 31, 2017 compared to net losses of $1.2 million at December 31, 2016 and unrealized gains of $6.5 million at March 31, 2016. The Company attributes the decrease in net unrealized losses in the current period as primarily from a decline in rates, particularly in the municipal bond sector. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.  See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” in Item 7 of the Company's 2016 Annual Report on Form 10-K for additional information regarding the accounting for Other-Than-Temporary-Impairment.

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

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $3.2 million for the period ended March 31, 2017, $2.1 million at December 31, 2016 and $2.8 million at March 31, 2016.

See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 80% of total assets at both March 31, 2017 and December 31, 2016.  Total loans increased $42.1 million, or 2%, compared to December 31, 2016, and $200.2 million, or 11%, since March 31, 2016.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,064,661	51.5%	$1,038,082	51.3%	$936,907	50.2%
Commercial and industrial	507,612	24.6%	490,799	24.2%	456,436	24.5%
Commercial construction	209,701	10.1%	213,447	10.5%	207,214	11.1%
Total commercial loans	1,781,974	86.2%	1,742,328	86.0%	1,600,557	85.8%
Residential mortgages	183,490	8.9%	180,560	8.9%	170,585	9.1%
Home equity loans and lines	91,294	4.4%	91,065	4.5%	84,665	4.5%
Consumer	10,145	0.5%	10,845	0.6%	10,539	0.6%
Total retail loans	284,929	13.8%	282,470	14.0%	265,789	14.2%

Gross loans	2,066,903	100.0%	2,024,798	100.0%	1,866,346	100.0%
Deferred fees, net	(2,052)		(2,069)		(1,654)
Total loans	2,064,851		2,022,729		1,864,692
Allowance for loan losses	(31,683)		(31,342)		(29,910)
Net loans	$2,033,168		$1,991,387		$1,834,782

As of March 31, 2017, commercial real estate loans increased $26.6 million, or 3%, compared to December 31, 2016, and increased 14% compared to March 31, 2016.  Commercial real estate loans are typically secured by one-to-four and multi-

family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loans increased $16.8 million, or 3%, compared to December 31, 2016, and increased 11% as compared to March 31, 2016.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans decreased by $3.7 million, or 2%, since December 31, 2016, and increased 1% as compared to March 31, 2016. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $2.5 million, or 1%, since December 31, 2016, and have increased by 7% since March 31, 2016.  The increase over the same period in the prior year was primarily with loans secured by residential property.

At March 31, 2017, commercial loan balances participated out to various banks amounted to $64.7 million, compared to $62.3 million at December 31, 2016, and $53.1 million at March 31, 2016.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $83.5 million, $85.2 million and $59.6 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q for information on loans serviced for others and loans pledged as collateral.

Credit Risk

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate.  The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry and relationship size, and through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Non-Accrual loan summary:
Commercial real estate	$5,116	$4,876	$6,188
Commercial and industrial	2,716	3,174	4,106
Commercial construction	515	519	213
Residential	282	289	307
Home equity	705	616	424
Consumer	14	—	18
Total non-accrual loans	9,348	9,474	11,256
Overdrafts > 90 days past due	9	11	8
Total non-performing loans	9,357	9,485	11,264
OREO	—	—	—
Total non-performing assets	$9,357	$9,485	$11,264
Total Loans	$2,064,851	$2,022,729	$1,864,692
Accruing TDR loans not included above	$18,551	$22,418	$10,266
Delinquent loans 60-89 days past due and still accruing	$4,604	$940	$1,208
Loans 60-89 days past due and still accruing to total loans	0.22%	0.05%	0.06%
Adversely classified loans to total loans	1.55%	1.70%	1.31%
Non-performing loans to total loans	0.45%	0.47%	0.60%
Non-performing assets to total assets	0.36%	0.38%	0.49%
Allowance for loan losses	$31,683	$31,342	$29,910
Allowance for loan losses to non-performing loans	338.60%	330.44%	265.54%
Allowance for loan losses to total loans	1.53%	1.55%	1.60%

The net increase in loans past due 60-89 days was due primarily to the migration of a larger $3.2 million commercial real estate relationship that was also carried as an adversely rated credit on the Company's watch loan list for closer monitoring at both March 31, 2017 and December 31, 2016. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2016 are discussed further below.

At March 31, 2017 and December 31, 2016, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $31.9 million and $34.3 million, respectively. Total adversely classified loans amounted to 1.55% of total loans at March 31, 2017 as compared to 1.70% at December 31, 2016. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $22.7 million at March 31, 2017 and $25.1 million at December 31, 2016.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $9.3 million at both March 31, 2017 and December 31, 2016.  Non-accrual loans that were not adversely classified amounted to $94 thousand and $220 thousand at March 31, 2017 and December 31, 2016, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The decline in adversely classifieds was due primarily to the payoff of four larger commercial relationships, of approximately $2.3 million in the aggregate, which had also been carried as impaired, and the credit upgrade of a large commercial relationship totaling approximately $600 thousand, based on a review of their individual business circumstances,

Total impaired loans amounted to $27.8 million and $31.8 million at March 31, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $18.6 million and $22.4 million at March 31, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $9.3 million and $9.4 million as of March 31, 2017 and December 31, 2016, respectively.

In management's opinion, the majority of impaired loan balances at March 31, 2017 and December 31, 2016 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at March 31, 2017, impaired loans totaling $21.7 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $2.4 million.  At December 31, 2016, impaired loans totaling $25.7 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $2.6 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan amounts above as of March 31, 2017 and December 31, 2016 were $23.2 million and $27.0 million, respectively.  TDR loans on accrual status amounted to $18.6 million and $22.4 million at March 31, 2017 and December 31, 2016, respectively. TDR loans included in non-performing loans amounted to $4.7 million and $4.6 million at March 31, 2017 and December 31, 2016, respectively.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at March 31, 2017, December 31, 2016 and March 31, 2016. There were no additions, sales or writedowns on OREO during the three months ended March 31, 2017 or 2016.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2016 Annual Report on Form 10-K.  Please refer to Note 4 "Allowance for Loan Losses," to the Company's consolidated financial statements contained in the 2016 Annual Report on Form 10-K for further discussion of management's methodology used to estimate a sufficient allowance for loan losses, the credit risk management function and adversely classified loan rating system.

The allowance for loan losses to total loans ratio was 1.53% at March 31, 2017, 1.55% at December 31, 2016, and 1.60% at March 31, 2016. Based management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2017.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of year	$31,342	$29,008

Provision charged to operations	125	850
Recoveries on charged-off loans:
Commercial real estate	76	19
Commercial and industrial	272	129
Commercial construction	—	—
Residential	—	—
Home equity	1	—
Consumer	3	2
Total recoveries	352	150
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	103	72
Commercial construction	—	5
Residential	—	—
Home equity	—	5
Consumer	33	16
Total Charged off	136	98

Net loans recovered	(216)	(52)
Ending Balance	$31,683	$29,910
Annualized net loans recovered: Average loans outstanding	(0.04)%	(0.01)%

See Note 4 “Allowance for Loan Losses” to the Company's consolidated financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$668,869	29.4%	$646,115	28.5%	$599,282	28.7%
Interest bearing checking	365,574	16.1%	372,696	16.4%	313,314	15.0%
Total checking	1,034,443	45.5%	1,018,811	44.9%	912,596	43.7%

Savings	188,374	8.3%	178,637	7.9%	179,127	8.6%
Money markets	836,577	36.7%	844,216	37.2%	735,492	35.2%
Total savings/money markets	1,024,951	45.0%	1,022,853	45.1%	914,619	43.8%

Certificates of deposit	156,134	6.9%	167,895	7.4%	171,234	8.2%
Total customer deposits	2,215,528	97.4%	2,209,559	97.4%	1,998,449	95.7%

Brokered deposits (1)	59,384	2.6%	59,362	2.6%	89,288	4.3%
Total deposits	$2,274,912	100.0%	$2,268,921	100.0%	$2,087,737	100.0%
__________________________________________

(1)	Primarily brokered CDs $250,000 and under.

As of March 31, 2017, customer deposits (deposits, excluding brokered deposits) increased $6.0 million, since December 31, 2016, and $217.1 million, or 11%, since March 31, 2016. Customer deposits include reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in Company offered programs which allow for full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as customer deposits within the appropriate category under total deposits on the balance sheet. The Company's balances in these reciprocal products were $292.2 million, $281.6 million and $234.5 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $106.1 million at March 31, 2017, compared to $70.0 million at December 31, 2016, an increase of $36.0 million, or 51%. Wholesale funding has increased as loan growth has exceeded deposit growth.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at March 31, 2017, December 31, 2016, and March 31, 2016 brokered deposits were comprised only of brokered CDs. Brokered CDs were relatively unchanged during the three months ended March 31, 2017. Brokered CDs outstanding at March 31, 2017 had a weighted average remaining life of approximately 1.2 years.

Borrowed Funds and Subordinated Debt

Borrowed funds, comprised of FHLB borrowings, amounted to $46.7 million at March 31, 2017, compared to $10.7 million at December 31, 2016 and $671 thousand at March 31, 2016. Borrowed fund balances have increased $36.0 million since year end as loan growth has outpaced deposit growth.

At March 31, 2017, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $439.0 million and capacity to borrow from the FRB Discount Window of approximately $122.0 million.

The Company also had $14.8 million of outstanding subordinated debt at March 31, 2017, December 31, 2016 and March 31, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. See also Note 6, "Borrowed Funds and

Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's debt.

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

At March 31, 2017, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to its existing stockholders and new investors and through the issuance of subordinated debt. See "Capital Resources," below for information on the Company's capital planning.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  Historically, the primary sources of capital for the Company and the Bank have been common stock issuances and proceeds from the issuance of subordinated debt. Ongoing sources of capital include the retention of earnings, less dividends paid, since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan and direct stock purchase plan (together, the "DRSPP"). The Company believes its current capital is adequate to support ongoing operations.

Since January 1, 2015, the Company has been subject to increasing capital ratios, with a phase in period that extends to January 2019, as a result of regulation adopted by the federal bank regulatory agencies known as the “Basel III Rules.”

Management believes, as of March 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of March 31, 2017, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC. The Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2017 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes (1)		Minimum Capital To Be Well Capitalized (2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$257,392	11.86%	$173,689	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$214,301	9.87%	$130,267	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$214,301	8.40%	$102,043	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$214,301	9.87%	$97,700	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$256,304	11.81%	$173,684	8.00%	$217,105	10.00%
Tier 1 Capital (to risk weighted assets)	$228,051	10.50%	$130,263	6.00%	$173,684	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$228,051	8.94%	$102,040	4.00%	$127,550	5.00%
Common equity tier 1 capital (to risk weighted assets)	$228,051	10.50%	$97,697	4.50%	$141,118	6.50%

(1) Before application of the capital conservation buffer of 1.25% as of March 31, 2017, see discussion below.
(2) For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed.  These "well capitalized" requirements do not apply to the Company.

Under the Basel III rules, capital ratio requirements for all banking organizations increased and include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of March 31, 2017.

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

In the second quarter of 2016, the Company completed a $20.0 million ($19.7 million, net of offering costs) combined shareholder subscription rights offering and supplemental community offering, at an offering price of $21.50 per share, issuing 930,232 shares of common stock. The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes.

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

For the three months ended March 31, 2017, the Company paid $1.6 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 11,028 shares of the Company's common stock totaling $372 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 346 shares of the Company's common stock totaling $12 thousand during the three months ended March 31, 2017.

On April 18, 2017, the Company announced a quarterly dividend of $0.135 per share to be paid on June 1, 2017 to stockholders of record as of May 11, 2017. The 2017 dividend rate represents a 3.8% increase over the 2016 dividend rate.

Assets Under Management

Total assets under management, includes total assets, loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such, total assets under management is not a financial measurement recognized under GAAP.

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

Investment assets under management, which are reflected at fair market value, increased $22.1 million, or 3%, since December 31, 2016 and increased $59.2 million, or 9%, since March 31, 2016.

Total assets under management increased $69.9 million, or 2%, since December 31, 2016 and $338.3 million, or 11% since March 31, 2016.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Total assets	$2,572,359	$2,526,269	$2,304,632
Loans serviced for others	82,671	80,996	71,294
Investment assets under management	747,469	725,338	688,294
Total assets under management	$3,402,499	$3,332,603	$3,064,220

Results of Operations
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Unless otherwise indicated, the reported results are for the three months ended March 31, 2017 with the "same period," the "comparable period," "prior year," and "prior period" being the three months ended March 31, 2016. Average yields are presented on a tax equivalent basis.

The Company's net income for the three months ended March 31, 2017 amounted to $5.6 million compared to $4.3 million for the same period in 2016, an increase of $1.3 million, or 29%.  Diluted earnings per share were $0.48 and $0.41 for the three months ended March 31, 2017 and March 31, 2016, respectively, an increase of 17%. Diluted earnings per share for the first quarter of 2017 includes the dilutive impact of the Company’s equity offering in the second quarter of 2016.

Net Interest Income

The Company's net interest income for the three months ended March 31, 2017 was $22.8 million compared to $21.1 million for the three months ended March 31, 2016, an increase of $1.8 million, or 8%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.90% for the three months ended March 31, 2017, compared to 4.02% for the three months ended March 31, 2016. Margin has declined since the prior year due primarily to loan and investment yields declining, while the cost of funds has remained unchanged. The margin has also been impacted by a slight change in the composition of interest earning assets due to increases in investments and other earning assets, typically lower yielding than loans. The quarterly margin for the three months ended December 31, 2016 was 3.86%.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,490	$2,089	$(388)	$(211)
Investment securities	380	532	(82)	(70)
Other interest earning assets (1)	29	23	4	2
Total interest earnings assets	1,899	2,644	(466)	(279)

Interest Expense
Interest checking, savings and money market	149	109	29	11
Certificates of deposit	38	2	36	—
Brokered CDs	(47)	(85)	64	(26)
Borrowed funds	(2)	(25)	38	(15)
Subordinated debt	(3)	—	(1)	(2)
Total interest-bearing funding	135	1	166	(32)
Change in net interest income	$1,764	$2,643	$(632)	$(247)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB Stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2017 and 2016.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2017			Three months ended March 31, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,047,969	$22,371	4.48%	$1,864,309	$20,881	4.56%
Investment securities (3)	377,471	1,920	2.59%	298,576	1,540	2.70%
Other interest earning assets (4)	26,174	73	1.12%	17,329	44	1.03%
Total interest earnings assets	2,451,614	24,364	4.16%	2,180,214	22,465	4.28%
Other assets	103,161			98,213
Total assets	$2,554,775			$2,278,427

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,390,374	754	0.22%	$1,179,854	605	0.21%
Certificates of deposit	166,031	299	0.73%	164,631	261	0.64%
Brokered CDs	59,374	175	1.20%	96,257	222	0.93%
Borrowed funds	28,432	61	0.87%	46,884	63	0.54%
Subordinated debt (5)	14,836	228	6.24%	14,823	231	6.26%
Total interest-bearing funding	1,659,047	1,517	0.37%	1,502,449	1,382	0.37%

Net interest rate spread			3.79%			3.91%
Demand deposits	661,441	—		577,370	—
Total deposits, borrowed funds and subordinated debt	2,320,488	1,517	0.27%	2,079,819	1,382	0.27%
Other liabilities	17,244			14,683
Total liabilities	2,337,732			2,094,502
Stockholders' equity	217,043			183,925
Total liabilities and stockholders' equity	$2,554,775			$2,278,427
Net interest income		$22,847			$21,083
Net interest margin (tax equivalent)			3.90%			4.02%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $811 thousand for the three months ended March 31, 2017 and $752 thousand for the comparable period in 2016.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $24.4 million for the three months ended March 31, 2017, an increase of $1.9 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $271.4 million, or 12%, in the average balance of interest earning assets, mainly loans, partially offset by a decrease in yields of 12 basis points.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $22.4 million, an increase of $1.5 million, or 7%, over the comparable period, due primarily to loan growth, partially offset by a decline in yields.  The average loans and loans held for sale balances increased $183.7 million, or 10%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.48% for the three months ended March 31, 2017, a decline of 8 basis points since the same period in 2016.

Income on investment securities amounted to $1.9 million, an increase of $380 thousand, or 25%, compared to the same period in 2016. This increase primarily resulted from an increase in the average balance of investment securities by $78.9 million, or 26%, partially offset by an 11 basis points decline in the average yield on investment securities.

Interest Expense

For the three months ended March 31, 2017, total interest expense amounted to $1.5 million, an increase of $135 thousand, or 10% over the same period in 2016 due primarily to increases in average rates.

Interest expense on interest checking, savings and money market accounts amounted to $754 thousand, an increase of $149 thousand, or 25%, compared to the prior period due primarily to an increase in average balances of $210.5 million, or 18%.

Interest expense on CDs amounted to $299 thousand, an increase of $38 thousand, or 15%, over the same period in 2016 due primarily to an increase in the average rate of 9 basis points.

Interest expense on brokered CDs amounted to $175 thousand, a decrease of $47 thousand, or 21%, due primarily to a decrease in the average balance, partially offset by an increase in the average rate. The average balance decreased $36.9 million, or 38%, while the average rate increased 27 basis points. Changes in both the average balances and average rates are due to the maturities of lower yielding shorter-term brokered CDs in 2016.

For the three months ended March 31, 2017, the average balance of non-interest bearing demand deposits increased $84.1 million, or 15%, as compared to the same period in 2016.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% of total average deposit balances for both the three months ended March 31, 2017 and 2016.

Provision for Loan Loss

The provision for loan losses amounted to $125 thousand for the three months ended March 31, 2017, a decrease of $725 thousand compared to the same period last year.  The decrease in the provision in the first quarter of 2017 was due primarily to net recoveries in the current year, and generally improving credit quality metrics, partially offset by increased loan growth compared to the prior year.

The provision for loan losses is a significant factor in the Company's operating results. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2016 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The provision for loan losses is a significant factor in the Company's operating results.

Non-Interest Income

Non-interest income for the three months ended March 31, 2017 amounted to $4.1 million, an increase of $928 thousand, or 29%, as compared to the three months ended March 31, 2016, due primarily to an increase in net gains on sales of investment securities of $538 thousand. Investment sales are typically driven by market opportunities. Other changes impacting non-interest income are discussed below:

•	Investment advisory fees increased $121 thousand, or 11%, due primarily to market appreciation since the prior period.

•	Other income increased $142 thousand, or 25%, due primarily to increases in various ancillary service fees and insurance commissions.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2017 amounted to $19.4 million, an increase of $2.6 million, or 15%, compared to the same period in 2016.  The significant changes are discussed below:

•	Salaries and employee benefits increased by $2.2 million, or 21%, to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $126 thousand, or 7%, mainly due to investments in our facilities, including our branch network.

•
Technology and telecommunications expense increased $159 thousand, or 11%, primarily as a result of investments to support our strategic growth, network infrastructure and security, improve our service capabilities and enhance business continuity.

•	Other expenses increased $152 thousand, or 10%, due to increased costs to provide customer services and other administrative expenses.

Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 25.1%, compared to 34.4% for the three months ended March 31, 2016. The decrease in rate was due primarily to the implementation of a new accounting pronouncement (ASU No. 2016-09) related to stock based compensation accounting in the first quarter of 2017, which reduced tax expense and increased earnings by approximately $667 thousand.

Recent Accounting Pronouncements

See Note 1 Item (g) “Recent Accounting Pronouncements” to the Company's unaudited consolidated financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

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

The Company's asset-liability management strategies and guidelines are reviewed on a periodic basis by management and presented and discussed with the Board. These strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk position of the Company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income. Quarterly, management completes a net interest income sensitivity analysis, which is regularly presented to the Board. This analysis includes a simulation of the Company's net interest income under various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.

Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve.

In a flattening yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest earning assets narrows. Under this scenario the degree of margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the Prime Rate will initially result in the Company's asset yields re-pricing more quickly than funding costs.

In an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario. Again, however, the extent of the impact on margin is highly dependent on the Company's balance sheet mix.

In a declining rate environment, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs. The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate.

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2016 Annual Report on Form 10-K. At March 31, 2017, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side. Refer to heading “Results of Operations” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of net interest margin.

Item 4 -	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that the information required to be disclosed in reports that it files or furnishes to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2017) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2016 Annual Report on Form 10-K.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2017.

	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	7,961	$37.00	—	—
February	—	—	—	—
March	2,085	$32.49	—	—

(1)
Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting restricted stock.

Item 3 -	Defaults upon Senior Securities

Not Applicable.

Item 4 -	Mine Safety Disclosures

Not Applicable.

Item 5 -	Other Information

Not Applicable.

Item 6 -	Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company's Current Report on Form 8-K filed June 10, 2013 (File No. 001-33912).

3.2
Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 22, 2013 (File No. 001-33912).

10.1
Enterprise Bank and Trust Company 2017 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2017 (File No 001-33912).

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*	The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016;
(ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016;
(iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016;
(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2017;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and
(vi) Notes to Unaudited Consolidated Interim Financial Statements.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 8, 2017	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)