Form 10-Q
period 2017-06-30
ENTERPRISE BANCORP INC /MA/
filed 2017-08-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 2, 2017, there were 11,585,031 shares of the issuer's common stock outstanding- Par Value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$51,714	$33,047
Interest-earning deposits	24,049	17,428
Total cash and cash equivalents	75,763	50,475
Investment securities at fair value	388,005	374,790
Federal Home Loan Bank stock	4,364	2,094
Loans held for sale	856	1,569
Loans, less allowance for loan losses of $31,958 at June 30, 2017, and $31,342 at December 31, 2016	2,082,442	1,991,387
Premises and equipment, net	35,162	33,540
Accrued interest receivable	9,157	8,792
Deferred income taxes, net	14,924	17,020
Bank-owned life insurance	29,118	28,765
Prepaid income taxes	1,784	1,344
Prepaid expenses and other assets	9,316	10,837
Goodwill	5,656	5,656
Total assets	$2,656,547	$2,526,269
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,353,782	$2,268,921
Borrowed funds	44,255	10,671
Subordinated debt	14,841	14,834
Accrued expenses and other liabilities	15,794	16,794
Accrued interest payable	218	263
Total liabilities	2,428,890	2,311,483
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,582,344 shares issued and outstanding at June 30, 2017, and 11,475,742 shares issued and outstanding at December 31, 2016	116	115
Additional paid-in-capital	86,628	85,421
Retained earnings	138,049	130,008
Accumulated other comprehensive income (loss)	2,864	(758)
Total stockholders' equity	227,657	214,786
Total liabilities and stockholders' equity	$2,656,547	$2,526,269

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income:
Loans and loans held for sale	$23,281	$21,032	$45,652	$41,913
Investment securities	1,964	1,551	3,884	3,091
Other interest-earning assets	93	49	166	93
Total interest and dividend income	25,338	22,632	49,702	45,097
Interest expense:
Deposits	1,380	1,099	2,608	2,187
Borrowed funds	192	14	253	77
Subordinated debt	231	230	459	461
Total interest expense	1,803	1,343	3,320	2,725
Net interest income	23,535	21,289	46,382	42,372
Provision for loan losses	280	267	405	1,117
Net interest income after provision for loan losses	23,255	21,022	45,977	41,255
Non-interest income:
Investment advisory fees	1,267	1,327	2,492	2,431
Deposit and interchange fees	1,522	1,276	2,862	2,518
Income on bank-owned life insurance, net	177	191	353	382
Net gains on sales of investment securities	229	63	769	65
Gains on sales of loans	138	105	271	194
Other income	606	620	1,326	1,198
Total non-interest income	3,939	3,582	8,073	6,788
Non-interest expense:
Salaries and employee benefits	11,792	11,025	24,484	21,510
Occupancy and equipment expenses	1,945	1,781	3,884	3,594
Technology and telecommunications expenses	1,606	1,548	3,188	2,971
Advertising and public relations expenses	797	817	1,416	1,496
Audit, legal and other professional fees	314	375	677	832
Deposit insurance premiums	376	324	759	650
Supplies and postage expenses	245	258	478	487
Other operating expenses	1,679	1,414	3,288	2,871
Total non-interest expense	18,754	17,542	38,174	34,411
Income before income taxes	8,440	7,062	15,876	13,632
Provision for income taxes	2,845	2,291	4,709	4,548
Net income	$5,595	$4,771	$11,167	$9,084

Basic earnings per share	$0.48	$0.45	$0.97	$0.87
Diluted earnings per share	$0.48	$0.45	$0.96	$0.86

Basic weighted average common shares outstanding	11,572,430	10,561,680	11,540,796	10,483,396
Diluted weighted average common shares outstanding	11,652,689	10,629,900	11,625,712	10,550,842

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$5,595	$4,771	$11,167	$9,084
Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	4,911	4,054	6,431	7,080
Income tax expense	(1,772)	(1,479)	(2,316)	(2,629)
Net unrealized holding gains, net of tax	3,139	2,575	4,115	4,451
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	229	63	769	65
Income tax expense	(83)	(23)	(276)	(24)
Reclassification adjustment for gains realized, net of tax	146	40	493	41

Total other comprehensive income, net	2,993	2,535	3,622	4,410
Comprehensive income	$8,588	$7,306	$14,789	$13,494

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
Balance at December 31, 2016	$115	$85,421	$130,008	$(758)	$214,786
Net income			11,167		11,167
Cumulative effect adjustment for adoption of new accounting pronouncement		13	(13)		—
Other comprehensive income, net				3,622	3,622
Common stock dividend paid ($0.27 per share)			(3,113)		(3,113)
Common stock issued under dividend reinvestment plan	—	748			748
Common stock issued other	—	37			37
Stock-based compensation, net	1	959			960
Repurchases for tax withholdings on options and restricted stock awards, net of proceeds from exercise of stock options	—	(550)			(550)
Balance at June 30, 2017	$116	$86,628	$138,049	$2,864	$227,657

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$11,167	$9,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	405	1,117
Depreciation and amortization	3,468	2,873
Stock-based compensation expense	820	905
Mortgage loans originated for sale	(11,610)	(10,682)
Proceeds from mortgage loans sold	12,594	10,614
Net gains on sales of loans	(271)	(194)
Net gains on sales of investments	(769)	(65)
Income on bank-owned life insurance, net	(353)	(382)
Changes in:
Decrease in other assets	425	218
Decrease in other liabilities	(747)	(1,371)
Net cash provided by operating activities	15,129	12,117
Cash flows from investing activities:
Proceeds from sales of investment securities	10,438	1,829
Net (purchases) proceeds from FHLB capital stock	(2,270)	1,171
Proceeds from maturities, calls and pay-downs of investment securities	12,986	9,824
Purchase of investment securities	(31,153)	(20,957)
Net increase in loans	(91,460)	(39,004)
Additions to premises and equipment, net	(3,949)	(5,964)
Proceeds from bank-owned life insurance	—	405
Net cash used in investing activities	(105,408)	(52,696)
Cash flows from financing activities:
Net increase in deposits	84,861	166,282
Net increase (decrease) in borrowed funds	33,584	(53,000)
Cash dividends paid	(3,113)	(2,712)
Proceeds from issuance of common stock	785	20,445
Repurchases for tax withholdings on options and restricted stock awards, net of proceeds from exercise of stock options	(550)	(69)
Net cash provided by financing activities	115,567	130,946

Net increase in cash and cash equivalents	25,288	90,367
Cash and cash equivalents at beginning of period	50,475	51,495
Cash and cash equivalents at end of period	$75,763	$141,862

Supplemental financial data:
Cash Paid For: Interest	$3,320	$2,749
Cash Paid For: Income Taxes	5,055	5,241

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	—	5,793
Capital expenditures incurred not yet paid	—	257

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

At June 30, 2017, the Company had 23 full service branches serving the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). In July 2017, the Company opened its 24th branch, located in Windham, New Hampshire. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as investment advisory and wealth management, trust and insurance services.   The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

The Company has evaluated subsequent events and transactions from June 30, 2017 through the date of this Quarterly report on Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

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

(c) Restricted Instruments

Certain of the Company's derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral for this purpose, the cash is carried as restricted cash within cash and cash equivalents.

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

Management regularly reviews its holdings of FHLB stock for other-than-temporary-impairment ("OTTI"). Based on management's periodic review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

See Note 2, "Investment Securities," for additional information on management's OTTI review.

(d) Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax expense or benefit attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2017.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2013 through 2016 tax years.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(e) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU" or "Update") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting." The new standard was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

The Company adopted ASU No. 2016-09 in the first quarter of 2017. Several aspects of the accounting are simplified including, generally: a) income tax consequences; b) classification of awards as either equity or liabilities; c) accounting for forfeitures; and d) classification on the statement of cash flows. Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital, in the reporting period in which they occur. For the six months ended June 30, 2017, this reduced the Company's provision for income taxes, increasing earnings by approximately $788 thousand. For the year ended December 31, 2016, the Company recognized $789 thousand in additional paid-in-capital in this regard, which, if under the new ASU, would have been recognized as income tax benefit in the income statement. This amount, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the financial statements.

Additionally upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. Using a modified retrospective approach, the Company recorded an immaterial cumulative effect adjustment from retained earnings to additional paid-in-capital. The other provisions did not have a material impact on the Company's financial statements upon adoption.

Accounting pronouncements not yet adopted by the Company (in order of effective date of implementation)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" to amend the effective date of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The FASB has since issued additional related ASUs amendments intended to clarify certain aspects and improve understanding of the implementation guidance of Topic 606 but do not change the core principles of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of Topic 606.

The Company is currently evaluating the potential impact of the ASU and its amendments on the Company's financial statements, results of operations, and disclosures and does not currently plan to early adopt. Based on the Company's preliminary evaluations to date, and because the largest portion of the Company's revenue, interest income and various loan fees, are specifically excluded from the scope of this ASU, and because the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new ASU, management believes that revenue recognized under the new standard will generally approximate revenue recognized under current GAAP. The foregoing observations are subject to change as management completes their evaluation.

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

The Company is currently evaluating the effects of this ASU on the Company's financial statements, results of operations and disclosures. Based on the Company's evaluation to date, management believes the more significant implications upon adoption of this ASU will be the potential recognition of changes in fair value of the Company's equity portfolio in net income. Under current GAAP, net unrealized appreciation or depreciation on the equity portfolio, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income. The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the mutual funds and individual securities held in the portfolio.  For the six months ended June 30, 2017, other comprehensive income, net of taxes, generated from the equity portfolio amounted to $47 thousand, compared to other comprehensive loss of $28 thousand generated for the six months ended June 30, 2016. Any potential future changes in fair value of the equity portfolio will depend on the amount of dollars invested in the portfolio and the potential magnitude of changes in equity market values. The foregoing observations are subject to change as management completes their evaluation.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments are intended to reduce diversity in practice related to the presentation of eight specific cash flow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's financial statements and results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this Update apply to entities that change the terms of an outstanding share-based payment award. The amendments are intended to reduce diversity in practice as well as cost and complexity when applying guidance in Topic 718 to the modification of the terms and conditions of a share-based payment award. This ASU provides guidance on the three modifications to share-based payment awards and conditions that must be met in order to exempt an entity from modification accounting under topic 718. The amendments in this Update apply prospectively to award modifications on or after the adoption date, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently does not expect that adoption of the ASU will have a material impact on its financial statements, results of operations or disclosures.

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

The Company is currently evaluating the effects of this ASU on the Company's financial statements, results of operations and disclosures. Based on the Company's evaluation to date, management believes the more significant implication of this ASU on the Company relates to operating leases of our facilities, mainly branch leases. As of June 30, 2017, the Company had leases on 17 of its locations, including branches and part of its main campus, and expects that upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors adjusted for prepaid or accrued rent and any initial direct cost incurred. In addition, the Company will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset. Lease expense will be presented as a single line item in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their evaluation.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments shorten the amortization period to the earliest call date for certain callable debt securities held at a premium. The accretion for securities held at a discount is not affected by this statement and remains unchanged. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective basis is required upon adoption. Early adoption is permitted. The Company has assessed the impact of this ASU and does not expect that it will have a material impact on the Company's financial statements, results of operations and disclosures upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses.

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

An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for fiscal years beginning after December 15, 2018 is permitted.

The Company has established an implementation committee and an enterprise-wide implementation plan for this ASU, which will consider the impact to operations, financial results, disclosures and controls. At present, the impact of the adoption of ASU No. 2016-13 on the Company's operations, financial results, disclosures, and controls is unknown.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized doesn't exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both June 30, 2017 and December 31, 2016. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-01 to have a material impact on the Company's financial statements and results of operations.

(2)	Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$74,736	$492	$39	$75,189
Residential federal agency MBS (1)	96,307	339	932	95,714
Commercial federal agency MBS(1)	76,800	380	743	76,437
Municipal securities	119,598	2,866	306	122,158
Corporate bonds	11,269	129	31	11,367
Certificates of deposits (2)	950	3	—	953
Total debt securities	379,660	4,209	2,051	381,818
Equity investments	3,884	2,311	8	6,187
Total investment securities, at fair value	$383,544	$6,520	$2,059	$388,005

	December 31, 2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$74,682	$432	$45	$75,069
Residential federal agency MBS(1)	94,818	96	1,561	93,353
Commercial federal agency MBS(1)	71,993	15	1,730	70,278
Municipal securities	112,401	922	1,520	111,803
Corporate bonds	10,734	51	90	10,695
Certificates of deposits (2)	950	—	1	949
Total debt securities	365,578	1,516	4,947	362,147
Equity investments	10,413	2,532	302	12,643
Total investment securities, at fair value	$375,991	$4,048	$5,249	$374,790
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S. agencies with fair values totaling $106.0 million and $107.0 million at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, the equity portfolio consisted of investments in mutual funds, as well as investments in individual common stock of entities in the financial services industry (approximately 46%).

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

As of the dates reflected in the tables above, all of the Company’s investment securities were classified as available-for-sale and carried at fair value. Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss).

The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the predominantly fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized gains or losses will be recognized in the income statement if the securities are sold. However, if an unrealized loss on a debt security portfolio is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income (loss).

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

The following tables summarize investments (debt and equity) having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$18,006	$39	$—	$—	$18,006	$39	5
Residential federal agency MBS	42,216	573	11,990	359	54,206	932	23
Commercial federal agency MBS	38,490	743	—	—	38,490	743	11
Municipal securities	19,527	266	1,045	40	20,572	306	29
Corporate bonds	2,713	27	425	4	3,138	31	19
Certificates of deposit	—	—	—	—	—	—	—
Equity investments	215	8	—	—	215	8	4
Total temporarily impaired investment securities	$121,167	$1,656	$13,460	$403	$134,627	$2,059	91

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$13,956	$45	$—	$—	$13,956	$45	3
Residential federal agency MBS	68,138	1,236	8,008	325	76,146	1,561	31
Commercial federal agency MBS	60,060	1,730	—	—	60,060	1,730	18
Municipal securities	60,436	1,520	—	—	60,436	1,520	107
Corporate bonds	5,729	90	—	—	5,729	90	37
Certificates of deposit	949	1	—	—	949	1	4
Equity investments	1,185	20	2,743	282	3,928	302	3
Total temporarily impaired investment securities	$210,453	$4,642	$10,751	$607	$221,204	$5,249	203

During the six months ended June 30, 2017 and 2016, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. At June 30, 2017, management attributes the unrealized losses in the portfolio to increases in current market yields compared to the yields at the time the investments were purchased by the Company for debt securities and the impact of

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

market value fluctuations on the equity portion of our portfolio. As of June 30, 2017, management did not consider its debt securities to be other-than-temporarily impaired because (1) the decline in market value is not attributable to a fundamental deterioration in quality of the securities or the issuers, and (2) the Company did not intend to sell, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity with recovery of the amortized cost. Management did not consider equity investments to be other than temporarily impaired at June 30, 2017 because (1) the decline in market value is not attributable to a fundamental deterioration in the issuer or the equity fund and (2) the Company has the ability and intent to hold the investment until an anticipated market price recovery.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At June 30, 2017, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at June 30, 2017 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$18,242	$18,283
Due after one, but within five years	112,036	113,033
Due after five, but within ten years	138,224	139,270
Due after ten years	111,158	111,232
Total debt securities	$379,660	$381,818

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the fair value of debt securities above are callable securities, comprised of municipal securities and corporate bonds totaling $52.2 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $378.7 million at June 30, 2017.

Sales of investments, including pending trades based on trade date, if applicable, for the three and six months ended June 30, 2017 and June 30, 2016 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Amortized cost of investments sold (1)	$252	$1,460	$9,368	$1,764
Gross realized gains on sales	229	63	875	65
Gross realized losses on sales	—	—	(106)	—
Total proceeds from sales of investments	$481	$1,523	$10,137	$1,829
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities.

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

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial real estate	$1,107,714	$1,038,082
Commercial and industrial	505,240	490,799
Commercial construction	218,277	213,447
Total commercial loans	1,831,231	1,742,328
Residential mortgages	188,941	180,560
Home equity loans and lines	86,394	91,065
Consumer	10,064	10,845
Total retail loans	285,399	282,470

Gross loans	2,116,630	2,024,798
Deferred loan origination fees, net	(2,230)	(2,069)
Total loans	2,114,400	2,022,729
Allowance for loan losses	(31,958)	(31,342)
Net loans	$2,082,442	$1,991,387

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's financial statements.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  Loans originated by other banks in which the Company is a participating institution amounted to $86.6 million at June 30, 2017 and $85.2 million at December 31, 2016. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

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

- Home equity loans and lines of credit:

Home equity term loans are originated for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the automated valuation or appraised value of the property securing the loan.  Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years.  The rates may be variable or fixed.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company originates home equity revolving lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the automated valuation or appraised value of the property securing the loan.  Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable.  Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines requires interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

- Consumer loans:

Consumer loans consist primarily of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts extended to individual customers. The aggregate amount of overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At June 30, 2017 and December 31, 2016, the Company was servicing residential mortgage loans owned by investors amounting to $17.5 million and $18.7 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $65.8 million and $62.3 million at June 30, 2017 and December 31, 2016, respectively. See the discussion above under the heading "Commercial loans" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial real estate	$233,768	$247,664
Residential mortgages	176,766	170,247
Home equity	10,449	12,340
Total loans pledged to FHLB	$420,983	$430,251

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for loans, and Note 7, "Derivatives and Hedging Activities," below for information regarding interest-rate swap agreements related to certain commercial loans.

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

The balances of loans as of June 30, 2017 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$15,584	$1,092,130	$1,107,714
Commercial and industrial	12,503	492,737	505,240
Commercial construction	1,619	216,658	218,277
Residential mortgages	272	188,669	188,941
Home equity loans and lines	494	85,900	86,394
Consumer	13	10,051	10,064
Total gross loans	$30,485	$2,086,145	$2,116,630

The balances of loans as of December 31, 2016 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,261	$1,023,821	$1,038,082
Commercial and industrial	13,372	477,427	490,799
Commercial construction	3,364	210,083	213,447
Residential mortgages	289	180,271	180,560
Home equity loans and lines	509	90,556	91,065
Consumer	1	10,844	10,845
Total gross loans	$31,796	$1,993,002	$2,024,798

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

Adversely classified loans

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. Loans which are evaluated to be of weaker credit quality are placed on the "watch credit listing" and reviewed on a more frequent basis by management. The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk, to the regulatory problem-asset classifications of "criticized," for loans that may need additional monitoring, and the more severe adverse classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations.

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

	June 30, 2017
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$15,915	$—	$—	$1,091,799	$1,107,714
Commercial and industrial	11,673	54	1	493,512	505,240
Commercial construction	1,620	—	—	216,657	218,277
Residential mortgages	1,380	—	—	187,561	188,941
Home equity loans and lines	644	—	—	85,750	86,394
Consumer	41	—	—	10,023	10,064
Total gross loans	$31,273	$54	$1	$2,085,302	$2,116,630

	December 31, 2016
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,003	$—	$—	$1,022,079	$1,038,082
Commercial and industrial	12,770	99	2	477,928	490,799
Commercial construction	3,364	—	—	210,083	213,447
Residential mortgages	1,414	—	—	179,146	180,560
Home equity loans and lines	666	—	—	90,399	91,065
Consumer	30	—	—	10,815	10,845
Total gross loans	$34,247	$99	$2	$1,990,450	$2,024,798

Total adversely classified loans amounted to 1.48% of total loans at June 30, 2017, as compared to 1.70% at December 31, 2016.

Past due and non-accrual loans

 The following tables present an age analysis of past due loans as of the dates indicated:

	Balance at June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,703	$74	$4,420	$6,197	$1,101,517	$1,107,714	$8,446
Commercial and industrial	308	1,411	1,463	3,182	502,058	505,240	3,744
Commercial construction	1,140	—	—	1,140	217,137	218,277	200
Residential mortgages	128	—	186	314	188,627	188,941	272
Home equity loans and lines	88	96	212	396	85,998	86,394	594
Consumer	47	17	7	71	9,993	10,064	20
Total gross loans	$3,414	$1,598	$6,288	$11,300	$2,105,330	$2,116,630	$13,276

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$5,993	$923	$1,399	$8,315	$1,029,767	$1,038,082	$4,876
Commercial and industrial	267	4	1,544	1,815	488,984	490,799	3,174
Commercial construction	—	—	—	—	213,447	213,447	519
Residential mortgages	648	—	99	747	179,813	180,560	289
Home equity loans and lines	270	—	269	539	90,526	91,065	616
Consumer	94	13	11	118	10,727	10,845	11
Total gross loans	$7,272	$940	$3,322	$11,534	$2,013,264	$2,024,798	$9,485

At June 30, 2017 and December 31, 2016, all loans past due 90 days or more were carried as non-accrual, in addition to those loans where reasonable doubt exists as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $81 thousand at June 30, 2017 and $220 thousand at December 31, 2016. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.63% at June 30, 2017, and 0.47% at December 31, 2016.

At June 30, 2017, additional funding commitments for non-accrual loans was not material.

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

The carrying value of impaired loans amounted to $30.5 million and $31.8 million at June 30, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $17.3 million and $22.4 million at June 30, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $13.2 million and $9.4 million as of June 30, 2017 and December 31, 2016, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated:

	Balance at June 30, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,181	$15,584	$13,213	$2,371	$393
Commercial and industrial	13,183	12,503	8,749	3,754	1,771
Commercial construction	1,667	1,619	1,619	—	—
Residential mortgages	381	272	272	—	—
Home equity loans and lines	659	494	494	—	—
Consumer	14	13	—	13	13
Total	$33,085	$30,485	$24,347	$6,138	$2,177

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,010	$14,261	$12,444	$1,817	$370
Commercial and industrial	14,291	13,372	9,366	4,006	2,222
Commercial construction	3,408	3,364	3,051	313	28
Residential mortgages	388	289	289	—	—
Home equity loans and lines	665	509	509	—	—
Consumer	2	1	—	1	1
Total	$34,764	$31,796	$25,659	$6,137	$2,621

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three months indicated:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,403	$78	$12,700	$64
Commercial and industrial	12,367	76	8,090	39
Commercial construction	1,622	22	3,089	37
Residential mortgages	279	—	304	—
Home equity loans and lines	565	—	306	—
Consumer	15	—	20	—
Total	$29,251	$176	$24,509	$140

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,891	$179	$11,184	$107
Commercial and industrial	12,623	181	8,257	65
Commercial construction	2,017	49	3,032	74
Residential mortgages	283	—	306	—
Home equity loans and lines	552	(2)	276	(2)
Consumer	14	—	21	—
Total	$29,380	$407	$23,076	$244

At June 30, 2017, additional funding commitments for impaired loans totaled $394 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of June 30, 2017 and December 31, 2016, were $23.3 million and $27.0 million, respectively. TDR loans on accrual status amounted to $17.3 million and $22.4 million at June 30, 2017 and December 31, 2016, respectively. TDR loans included in non-performing loans amounted to $6.0 million and $4.6 million at June 30, 2017 and December 31, 2016, respectively. The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At June 30, 2017, additional funding commitments for TDR loans totaled $394 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated.

	Six months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016
Loan advances with adequate collateral	$367	$6,337
Extended maturity date	5,739	201
Temporary payment reduction and payment re-amortization of remaining principal over extended term	1,086	—
Temporary interest only payment plan	1,016	594
Total	$8,208	$7,132

Loans modified as TDRs during the three month period ended June 30, 2017 are detailed below.

	Three months ended June 30, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$929	$928
Commercial and industrial	10	2,213	2,326
Commercial construction	2	1,420	1,419
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	15	$4,562	$4,673

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults, during the three month period ended June 30, 2017, on loans modified as TDRs within the preceding twelve months are detailed below.

Three months ended June 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	5	1,457
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	5	$1,457

Loans modified as TDRs during the six month period ended June 30, 2017 are detailed below.

	Six months ended June 30, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$1,304	$1,299
Commercial and industrial	12	5,165	5,290
Commercial construction	3	1,626	1,619
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	19	$8,095	$8,208

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2017. At June 30, 2017, there were $376 thousand specific reserves allocated to the TDRs entered into during the 2017 period as management considered it likely that the majority of outstanding principal will ultimately be collected.

Payment defaults, during the six month period ended June 30, 2017, on loans modified as TDRs within the preceding twelve months are detailed below.

	Six months ended June 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	2	$734
Commercial and industrial	6	1,687
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	8	$2,421

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as TDRs during the three month period ended June 30, 2016 are detailed below.

	Three months ended June 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$5,093	$5,059
Commercial and industrial	5	1,794	1,810
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	9	$6,887	$6,869

Payment defaults, during the three months ended June 30, 2016, on loans modified as TDRs within the preceding twelve months are detailed below.

Three months ended June 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	417
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	$417

Loans modified as TDRs during the six month period ended June 30, 2016 are detailed below.

	Six months ended June 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$5,093	$5,059
Commercial and industrial	6	2,058	2,073
Commercial construction	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	10	$7,151	$7,132

For the TDRs entered into during the 2016 period, there were no subsequent charge-offs associated, and there was $169 thousand in specific reserves allocated to these TDRs, as management considered it likely that the unreserved principal will ultimately be collected.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults, during the six months ended June 30, 2016, on loans modified as TDRs within the preceding twelve months are detailed below.

Six months ended June 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	—
Commercial and industrial	2	$417
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	2	$417

Other real estate owned ("OREO")

The Company carried no OREO at June 30, 2017, December 31, 2016 or June 30, 2016. There were no additions, sales or write downs on OREO during the six months ended June 30, 2017 or 2016.

At June 30, 2017, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amounts totaling $301 thousand compared with $200 thousand at December 31, 2016.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $32.0 million at June 30, 2017, compared to $31.3 million at December 31, 2016, and $30.3 million at June 30, 2016. For the six months ended June 30, 2017 and June 30, 2016, the provision for loan losses amounted to $405 thousand and $1.1 million, respectively. The decrease in the provision for the six months ended June 30, 2017 was due primarily to generally improving credit quality metrics and underlying collateral values, partially offset by the higher level of loan growth during the 2017 period, as compared to the 2016 period.

The allowance for loan losses to total loans ratio was 1.51% at June 30, 2017, 1.55% at December 31, 2016 and 1.60% at June 30, 2016. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2017.

Changes in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2017	$15,294	$11,178	$3,364	$978	$635	$234	$31,683
Provision	295	(148)	120	11	(14)	16	280
Recoveries	56	71	—	—	1	2	130
Less: Charge offs	—	114	—	—	—	21	135
Ending Balance at June 30, 2017	$15,645	$10,987	$3,484	$989	$622	$231	$31,958

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	611	(343)	78	29	(14)	44	405
Recoveries	132	343	—	—	2	5	482
Less: Charge offs	—	217	—	—	—	54	271
Ending Balance at June 30, 2017	$15,645	$10,987	$3,484	$989	$622	$231	$31,958
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$393	$1,771	$—	$—	$—	$13	$2,177
Allocated to loans collectively evaluated for impairment	$15,252	$9,216	$3,484	$989	$622	$218	$29,781

Changes in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2016	$13,827	$10,278	$3,964	$1,077	$541	$223	$29,910
Provision	865	(714)	92	8	9	7	267
Recoveries	1	480	—	—	2	1	484
Less: Charge offs	179	131	—	—	—	6	316
Ending Balance at June 30, 2016	$14,514	$9,913	$4,056	$1,085	$552	$225	$30,345

Changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2015	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	1,159	(251)	156	24	15	14	1,117
Recoveries	20	609	—	—	2	3	634
Less: Charge offs	179	203	5	—	5	22	414
Ending Balance at June 30, 2016	$14,514	$9,913	$4,056	$1,085	$552	$225	$30,345
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$541	$990	$550	$—	$—	$18	$2,099
Allocated to loans collectively evaluated for impairment	$13,973	$8,923	$3,506	$1,085	$552	$207	$28,246

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-interest bearing demand deposits	$700,415	$646,115
Interest bearing checking	406,077	372,696
Savings	199,018	178,637
Money market	793,131	844,216
Certificates of deposit $250,000 or less	128,346	125,580
Certificates of deposit more than $250,000	39,335	42,315
Total customer deposits	2,266,322	2,209,559
Brokered deposits (1)	87,460	59,362
Total deposits	$2,353,782	$2,268,921
___________________________________

(1)	Primarily brokered CDs $250,000 and under

Total customer deposits (deposits excluding brokered deposits) include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for full FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company as customer deposits within the appropriate category under total deposits on the consolidated balance sheet. The Company's customers' balances in these reciprocal products were $252.4 million and $281.6 million at June 30, 2017 and December 31, 2016, respectively.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for deposits.

(6)	Borrowed Funds and Subordinated Debt

Borrowed funds, consisting of FHLB borrowings, amounted to $44.3 million at June 30, 2017, compared to $10.7 million at December 31, 2016.

The Company also carried subordinated debt of $14.8 million (net of deferred issuance costs) at both June 30, 2017 and December 31, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, with a 15 year term. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, and pay interest at a fixed rate of 6.00% per annum through January 30, 2025. Refer to Note 7, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements contained in the 2016 Annual Report on Form 10-K for additional information about the Company's subordinated debt.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for borrowed funds and subordinated debt.

(7)	Derivatives and Hedging Activities

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At June 30, 2017 and December 31, 2016, the estimated fair values of these derivative instruments were considered to be immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company may use interest-rate contract swaps as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at either June 30, 2017 or December 31, 2016.

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

Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back Swaps during the six months ended June 30, 2017 or June 30, 2016.

The Company had six interest-rate swaps at June 30, 2017 with an aggregate notional amount of $29.8 million compared to four interest-rate swaps with an aggregate notional amount of $26.7 million at December 31, 2016.

Asset derivatives and liability derivatives are included in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of June 30, 2017		As of December 31, 2016
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Back-to-Back Swaps	$459	$459	$610	$610

By using derivative financial instruments, the Company exposes itself to counterparty credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. As the swaps are subject to master netting agreements, the Company had reduced exposure relating to interest rate swaps with institutional counterparties at June 30, 2017. The Company had unsecured counterparty credit risk exposure of $459 thousand and $610 thousand on interest rate swaps at June 30, 2017 and December 31, 2016, respectively.  The counterparty was rated A / A2 by S&P and Moody’s, respectively, at June 30, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Certain counterparty interest rate swaps contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. See the table below for amounts held at each period presented. The table below also presents the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods presented.

	June 30, 2017
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$459	$—	$459	$—	$—	$459

Liability Derivatives
Back-to-Back Swaps	$459	$—	$459	$—	$—	$459

	December 31, 2016
	Gross Amounts of Recognized Asset/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross amounts not offset in the Statement of Financial Position
(Dollars in thousands)				Financial Instruments	Cash collateral (Received)/Posted	Net Amount
Asset Derivatives
Back-to-Back Swaps	$610	$—	$610	$—	$—	$610

Liability Derivatives
Back-to-Back Swaps	$610	$—	$610	$—	$—	$610

The Company has interest rate swaps with counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap loss exposure would be equal to the percentage of the Company’s participation in the underlying loan applied to the originating bank's swap loss.  At June 30, 2017 and December 31, 2016, the Company had two such participation loans and management considers the risk of material swap loss exposure to be unlikely based on the borrower's financial and collateral strength.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(8)	Stockholders' Equity

Shares authorized and share issuance

The Company’s authorized capital is divided into common stock and preferred stock. At the Company's annual meeting on May 2, 2017, shareholders voted to amend the Company’s Restated Articles of Organization to increase the number of shares of common stock that the Company is authorized to issue from 20,000,000 shares to 40,000,000 shares. The Company is authorized to issue 1,000,000 shares of preferred stock.

The Company has a shareholders rights plan. Under the plan, each share of common stock includes a right to purchase under certain circumstances one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value 0.01 per share, at a purchase price of $52.00 per one one-hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the Company. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the Company’s outstanding shares of common stock. The rights have no voting or dividend privileges, and unless and until they become exercisable, have no dilutive effect on the earnings of the Company. The rights will expire, unless earlier redeemed, exchanged, or otherwise rescinded by the Company, on January 13, 2018. The Company is currently evaluating the renewal of the plan in anticipation of this expiration date.

The Company's stock incentive plans permit the Board of Directors to grant, under various terms, stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, directors and consultants.

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 126,770 shares and 141,580 shares as of June 30, 2017 and December 31, 2016, respectively.

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

See Note 10, "Stock-Based Compensation," below for additional information regarding the Company's stock incentive plans.

In addition to shares issued to employees, directors and consultants and shares issued through equity offerings (see below), the Company maintains a dividend reinvestment and direct stock purchase plan (“DRSPP”) for stockholders and new investors to reinvest or purchase additional shares of common stock directly from the Company.

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

See Note 11, "Earnings per Share," below for addition information regarding the impact of common stock and options issued.

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

Refer to Note 10, "Stockholders' Equity," to the Company's consolidated financial statements included in the Company's 2016 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

(9)	Supplemental Retirement Plan and Other Post-retirement Benefit Obligations

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

Total net periodic benefit costs, comprised of interest costs only, were $29 thousand and $58 thousand for the three and six months ended June 30, 2017, respectively, compared to $31 thousand and $62 thousand for the three and six months ended June 30, 2016, respectively.

Benefits paid amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2017 and June 30, 2016, respectively. The Company anticipates accruing an additional $58 thousand to the SERP during the remainder of 2017.

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

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service Cost	$(3)	$(3)	$(6)	$(5)
Interest Cost	23	21	46	42
Net periodic post-retirement benefit cost	$20	$18	$40	$37

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(10)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended in 2015, and the 2016 plan. As of June 30, 2017, an aggregate of 440,470 shares remain available for future grants under the plans.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $496 thousand and $820 thousand for the three and six months ended June 30, 2017, respectively, compared to $462 thousand and $905 thousand for the three and six months ended June 30, 2016, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $41 thousand and $103 thousand for the three and six months ended June 30, 2017, respectively, compared to $63 thousand and $142 thousand for the three and six months ended June 30, 2016, respectively.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

The table below provides a summary of the options granted in during the periods indicated:

	Six Months Ended June 30,
	2017	2016
Options granted	15,009	31,047
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	40%	42%
Expected dividend yield	2.09%	3.02%
Expected life in years	7	7
Risk-free interest rate	2.35%	1.91%
Weighted average market price on date of grants	$30.46	$21.91
Per share weighted average fair value	$11.34	$7.91
Fair value as a percentage of market value at grant date	37%	36%

Options granted during the first six months of 2017 and 2016 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Refer to Note 12 "Stock-Based Compensation Plans," in the Company's 2016 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $384 thousand and $571 thousand for the three and six months ended June 30, 2017, respectively, compared to $323 thousand and $617 thousand for the three and six months ended June 30, 2016, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Restricted stock awards are granted at the market price on the date of the grant. Employee awards generally vest over four years in equal portions beginning on the first anniversary date of the award or are performance based awards that vest upon the Company achieving certain predefined performance objectives. Non-employee director awards generally vest over two years in equal portions beginning on the first anniversary date of the award.

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Six Months Ended June 30,
Restricted Stock Awards (no. of underlying shares)	2017	2016
Two Year Vesting	6,944	9,060
Four Year Vesting	16,253	18,298
Performance-Based Vesting	25,623	35,071
Total Restricted Stock Awards	48,820	62,429

Weighted average grant date fair value	$30.46	$21.90

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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $71 thousand and $146 thousand for the three and six months ended June 30, 2017, respectively, compared to $76 thousand and $146 thousand for the three and six months ended June 30, 2016, respectively, and is included in other operating expenses. In January 2017, non-employee directors were issued 12,992 shares of common stock in lieu of 2016 annual cash fees of $286 thousand at a market value price of $22.04 per share, the market value of the common stock on the opt-in measurement date of January 4, 2016.

In the first quarter of 2017, the Company adopted ASU 2016-09. For further information regarding the implementation of this update and the financial statement impact, refer to Note 1, "Summary of Significant Accounting Policies," Item (e), "Recent Accounting Pronouncements" above.

For further information regarding the Company's stock awards, see Note 8, "Stockholders' Equity," above under the caption "Shares authorized and share issuance."

(11)	Earnings per share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. See Note 8, "Stockholders' Equity," under the caption "Shares authorized and share issuance," below for further information regarding the Company's participating securities. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	11,572,430	10,561,680	11,540,796	10,483,396
Dilutive shares	80,259	68,220	84,916	67,446
Diluted weighted average common shares outstanding	11,652,689	10,629,900	11,625,712	10,550,842

Basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2017 include the full impact of the 930,232 shares of common stock issued in the Company’s 2016 equity offering, while the respective weighted averages for the 2016 periods were only marginally affected from the issue date of June 23, 2016 through period end.
There were 15,009 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the six months ended June 30, 2017.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2017	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$381,818	$—	$381,818	$—
Equity securities	6,187	6,187	—	—
FHLB stock	4,364	—	—	4,364
Interest-rate swaps	459	—	459	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,919	—	—	3,919

Liabilities measured on a recurring basis:
Interest-rate swaps	459	—	459	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2016	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$362,147	$—	$362,147	$—
Equity investments	12,643	12,643	—	—
FHLB stock	2,094	—	—	2,094
Interest-rate swaps	610	—	610	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,481	—	—	3,481

Liabilities measured on a recurring basis:
Interest-rate swaps	610	—	610	—

The Company did not transfer any assets between the fair value measurement levels during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value; therefore, these securities are categorized as Level 3 measures.  See Note 1, "Summary of Significant Accounting Policies," Item (c) "Restricted Instruments" for further information regarding the Company's fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.6 million at June 30, 2017 compared to $1.9 million at December 31, 2016.

The fair values for the interest-rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risk and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 7, "Derivatives and Hedging Activities," for additional information on the Company's interest-rate swaps.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at June 30, 2017 and December 31, 2016 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At June 30, 2017 and December 31, 2016, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgages loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2017:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$4,364	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$3,919	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2017		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$856	$857	$—	$857	$—
Loans, net	2,082,442	2,089,802	—	—	2,089,802
Financial liabilities:
Certificates of deposit (including brokered)	255,141	254,349	—	254,349	—
Borrowed funds	44,255	44,249	—	44,249	—
Subordinated debt	14,841	14,246	—	—	14,246

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,569	$1,569	$—	$1,569	$—
Loans, net	1,991,387	1,997,887	—	—	1,997,887
Financial liabilities:
Certificates of deposit (including brokered)	227,257	226,536	—	226,536	—
Borrowed funds	10,671	10,670	—	10,670	—
Subordinated debt	14,834	14,011	—	—	14,011

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on June 30, 2017 and December 31, 2016 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2017 and December 31, 2016.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2017 and December 31, 2016 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Fair value estimates were based on existing on and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate, if any.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) technology related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures; (vii) cyber-security risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and the additional regulations that may be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (x) changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and (xiii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Item 1A, "Risk Factors" of the Company's 2016 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended June 30, 2017 amounted to $5.6 million, an increase of $824 thousand, or 17%, compared to the same three-month period in 2016. Diluted earnings per share were $0.48 for the three months ended June 30, 2017, an increase of 7%, compared to the same three-month period in 2016. Net income for the six months ended June 30, 2017 amounted to $11.2 million, an increase of $2.1 million, or 23%, compared to the six months ended June 30, 2016. Diluted earnings per share were $0.96 for the six months ended June 30, 2017, an increase of 12%, compared to the six months ended June 30, 2016. Earnings per share for the second quarter and the first six months of 2017 include the full dilutive impact of the Company’s equity offering on June 23, 2016.

The increase in our 2017 earnings compared to 2016 has been positively impacted by our growth over the last twelve months. Total assets, loans, and customer deposits have increased 9%, 11%, and 7%, respectively, as compared to June 30, 2016.

Strategically, our focus remains on organic growth and continually planning for and investing in our future. We recently opened our 24th branch in Windham, NH. The relocation of our branch in Salem, NH to its new location is anticipated to occur in August 2017. We expect the relocation of our Leominster branch to be completed in early 2018. The relocation of our branches in Salem, NH and Leominster, MA will provide improved and state-of-the-art branches in those communities to better serve our customers.

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

Net interest income for the three months ended June 30, 2017 amounted to $23.5 million, an increase of $2.2 million, or 11%, compared to the same period in 2016. Net interest income for the six months ended June 30, 2017 amounted to $46.4 million, an increase of $4.0 million, or 9%, compared to the six months ended June 30, 2016. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $216.4 million and $200.2 million for the quarter and six months ended June 30, 2017, respectively, compared to the 2016 respective period averages. Margin was 3.90% for both the three months ended June 30, 2017 and March 31, 2017, while net interest margin was 4.02% for the three months ended June 30, 2016. Margin was 3.90% for the six months ended June 30, 2017, compared to 4.02% for the six months ended June 30, 2016. See the discussion under the heading "Results of Operations" below, in this Item 2, for further information regarding changes in margin.

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

For the three months ended June 30, 2017 and June 30, 2016, the provision for loan losses amounted to $280 thousand and $267 thousand, respectively. For the six months ended June 30, 2017 and June 30, 2016, the provision for loan losses amounted to $405 thousand and $1.1 million, respectively. The decrease in the provision for the six months ended June 30, 2017, was due primarily to generally improved credit quality metrics and underlying collateral values, partially offset by increased loan growth compared to the prior year period.
Contributing to the provision for loan losses were:

•
Total non-performing loans as a percentage of total loans (a measure of credit risk) amounted to 0.63% at June 30, 2017, compared to 0.54% at June 30, 2016. Impacting the current period, among other changes, were new impaired/non-accrual status classification changes of two larger commercial relationships totaling approximately $4.5 million. Based on a review of their individual business circumstances, management determined that no reserves were necessary on these impaired relationships as of June 30, 2017.

•
The balance of the allowance for loan losses allocated to impaired and adversely classified loans decreased by $745 thousand during the six months ended June 30, 2017, and increased $840 thousand during the six months ended June 30, 2016.

•	The Company recorded net recoveries of $211 thousand for the six months ended June 30, 2017, compared to net recoveries of $220 thousand for the six months ended June 30, 2016.

•	Loan growth for the six months ended June 30, 2017 was $91.7 million, compared to $39.2 million during the six months ended June 30, 2016.

The allowance for loan losses to total loans ratio was 1.51% at June 30, 2017, 1.55% at December 31, 2016 and 1.60% at June 30, 2016.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended June 30, 2017 amounted to $3.9 million, an increase of $357 thousand, or 10%, compared to the same quarter last year. Non-interest income for the six months ended June 30, 2017 amounted to $8.1 million, an increase of $1.3 million, or 19%, compared to the six months ended June 30, 2016. The quarter and year-to-date increases were due primarily to increases in net gains on the sales of investment securities and deposit and interchange fees.

Non-interest expense for the quarter ended June 30, 2017 amounted to $18.8 million, an increase of $1.2 million, or 7%, compared to the same quarter in the prior year. For the six months ended June 30, 2017, non-interest expense amounted to $38.2 million, an increase of $3.8 million, or 11%, over the six months ended June 30, 2016. Increases in non-interest expenses over the same periods in the prior year primarily related to the Company’s strategic growth and market expansion initiatives, particularly increases in salaries and benefits expenses.

In the first quarter of 2017, the Company adopted a new accounting standard, ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting,” which among other aspects relates to the tax treatment of employee and director equity compensation. The adoption of this standard reduced the provision for income taxes and increased earnings by approximately $788 thousand for the six months ended June 30, 2017.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $388.0 million at June 30, 2017, an increase of $13.2 million, or 4%, since December 31, 2016, and comprised 15% of total assets at both June 30, 2017 and December 31, 2016.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial lending relationships.  Total loans increased $91.7 million, or 5%, since December 31, 2016, and amounted to $2.11 billion at June 30, 2017, comprising 80% of total assets at both June 30, 2017 and December 31, 2016. Total commercial loans amounted to $1.83 billion, or 87% of gross loans, at June 30, 2017, which was relatively consistent with the composition at December 31, 2016 of 86%.

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

At June 30, 2017, customer deposits (total deposits excluding brokered deposits) amounted to $2.27 billion, an increase of $56.8 million, or 3%, from December 31, 2016 balances, primarily in checking account balances, partially offset by declines in money market balances.

Wholesale funding amounted to $131.7 million at June 30, 2017, compared to $70.0 million at December 31, 2016, an increase of $61.7 million, or 88%. Wholesale funding included FHLB advances of $44.3 million and $10.7 million at June 30, 2017 and December 31, 2016, respectively, and brokered deposits of $87.5 million at June 30, 2017 compare to $59.4 million at December 31, 2016. The Company's level of wholesale funding has increased in 2017 as loan growth exceeded deposit growth.

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

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the market place and its ability to strengthen its competitive position. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. In addition, Enterprise carefully plans market expansion through new branch development, identifying branches strategically located to complement existing locations while expanding the Company's geographic market footprint. In July 2016, the Company's 23rd branch opened, on Route 101A in Nashua, NH, and in July 2017, the Company opened its 24th branch, in Windham, NH. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

Management continues to undertake significant strategic initiatives, including investments in employee hiring, training and development; marketing and public relations; technology and electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued development of recently added branches.  The relocation of our branches in Salem, NH and Leominster, MA will provide improved and state-of-the-art branches in those communities to better serve our customers. The relocation of our branch in Salem, NH to its new location is anticipated to occur in August 2017. We expect the relocation of our Leominster branch to be completed in early 2018.  While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Changes in government regulation or oversight could affect the Company in substantial and unpredictable ways. The President has signed many executive orders calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act in addition to extensive corporate tax reform proposals. Accordingly, it is difficult to anticipate the continued impact that this expansive legislation, when fully enacted, will have on the Company, its customers and the financial industry generally. The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cyber-security or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training, employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met. Any breakdown in the integrity of these information systems, infrastructure, or cyber-security measures, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers' personal information to unauthorized parties, damage the Company's reputation, subject the Company to increase costs and additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Financial Condition

Total assets increased $130.3 million, or 5%, since December 31, 2016, to $2.66 billion at June 30, 2017.  The balance sheet composition and changes since December 31, 2016 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds ("fed funds") sold. Cash and cash equivalents amounted to 3% of total assets at June 30, 2017 and 2% of total assets at December 31, 2016. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At June 30, 2017, the carrying value of the investment portfolio amounted to $388.0 million, an increase of $13.2 million, or 4%, since December 31, 2016.

The following table summarizes the fair value of investments at the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$75,189	19.4%	$75,069	20.0%	$80,401	25.2%
Residential federal agency MBS(1)	95,714	24.7%	93,353	24.9%	75,244	23.6%
Commercial federal agency MBS(1)	76,437	19.7%	70,278	18.7%	32,225	10.1%
Municipal securities	122,158	31.5%	111,803	29.8%	106,259	33.2%
Corporate bonds	11,367	2.9%	10,695	2.9%	11,231	3.5%
Certificates of deposits(2)	953	0.2%	949	0.3%	979	0.3%
Total debt securities	381,818	98.4%	362,147	96.6%	306,339	95.9%
Equity investments	6,187	1.6%	12,643	3.4%	13,164	4.1%
Total investment securities at fair value	$388,005	100.0%	$374,790	100.0%	$319,503	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S. agencies totaling $106.0 million, $107.0 million, and $56.8 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

During the six months ended June 30, 2017, the Company purchased $31.2 million in securities. The Company had principal pay downs, calls and maturities totaling $13.0 million during the six months ended June 30, 2017. In addition, management sold securities with an amortized cost of approximately $9.4 million realizing net gains on sales of $769 thousand during the six months ended June 30, 2017.

Net unrealized gains on the investment portfolio amounted to $4.5 million at June 30, 2017 compared to net unrealized losses of $1.2 million at December 31, 2016 and unrealized gains of $10.5 million at June 30, 2016. The Company attributes the increase from December 31, 2016 in net unrealized gains in the current period primarily due to the impact of decreases in current market yields, particularly in the municipal bond sector. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired," the Company is required to write-down the fair value of the investment.  See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” in Item 7 of the Company's 2016 Annual Report on Form 10-K for additional information regarding the accounting for Other-Than-Temporary-Impairment.

See also Note 2, "Investment Securities," and Note 12, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.4 million for the period ended June 30, 2017, $2.1 million at December 31, 2016 and $1.9 million at June 30, 2016.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Instruments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 80% of total assets at both June 30, 2017 and December 31, 2016.  Total loans increased $91.7 million, or 5%, compared to December 31, 2016, and $215.2 million, or 11%, since June 30, 2016.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 87% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,107,714	52.3%	$1,038,082	51.3%	$958,053	50.4%
Commercial and industrial	505,240	23.9%	490,799	24.2%	466,893	24.6%
Commercial construction	218,277	10.3%	213,447	10.5%	209,563	11.0%
Total commercial loans	1,831,231	86.5%	1,742,328	86.0%	1,634,509	86.0%
Residential mortgages	188,941	8.9%	180,560	8.9%	169,588	8.9%
Home equity loans and lines	86,394	4.1%	91,065	4.5%	85,926	4.5%
Consumer	10,064	0.5%	10,845	0.6%	10,770	0.6%
Total retail loans	285,399	13.5%	282,470	14.0%	266,284	14.0%

Gross loans	2,116,630	100.0%	2,024,798	100.0%	1,900,793	100.0%
Deferred fees, net	(2,230)		(2,069)		(1,607)
Total loans	2,114,400		2,022,729		1,899,186
Allowance for loan losses	(31,958)		(31,342)		(30,345)
Net loans	$2,082,442		$1,991,387		$1,868,841

As of June 30, 2017, commercial real estate loans increased $69.6 million, or 7%, compared to December 31, 2016, and increased 16% compared to June 30, 2016.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loans increased $14.4 million, or 3%, compared to December 31, 2016, and increased 8% as compared to June 30, 2016.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans increased by $4.8 million, or 2%, since December 31, 2016, and increased 4% as compared to June 30, 2016. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $2.9 million, or 1%, since December 31, 2016, and have increased by 7% since June 30, 2016.  The increase over the same period in the prior year was primarily with loans secured by residential property.

At June 30, 2017, commercial loan balances participated out to various banks amounted to $65.8 million, compared to $62.3 million at December 31, 2016, and $59.5 million at June 30, 2016.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $86.6 million, $85.2 million and $71.1 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Non-performing assets are comprised of non-accrual loans, deposit account overdrafts that are more than 90 days past due and OREO.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers.  Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company's level of non-performing assets in the future.

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Non-accrual loan summary:
Commercial real estate	$8,446	$4,876	$5,895
Commercial and industrial	3,744	3,174	3,354
Commercial construction	200	519	280
Residential	272	289	302
Home equity	594	616	417
Consumer	13	—	16
Total non-accrual loans	13,269	9,474	10,264
Overdrafts > 90 days past due	7	11	7
Total non-performing loans	13,276	9,485	10,271
OREO	—	—	—
Total non-performing assets	$13,276	$9,485	$10,271
Total Loans	$2,114,400	$2,022,729	$1,899,186
Accruing TDR loans not included above	$17,316	$22,418	$16,919
Delinquent loans 60-89 days past due and still accruing	$111	$940	$1,576
Loans 60-89 days past due and still accruing to total loans	0.01%	0.05%	0.08%
Adversely classified loans to total loans	1.48%	1.70%	1.68%
Non-performing loans to total loans	0.63%	0.47%	0.54%
Non-performing assets to total assets	0.50%	0.38%	0.42%
Allowance for loan losses	$31,958	$31,342	$30,345
Allowance for loan losses to non-performing loans	240.72%	330.44%	295.44%
Allowance for loan losses to total loans	1.51%	1.55%	1.60%

The net increase in non-accrual loans was due primarily to the migration of two larger commercial relationships totaling approximately $4.5 million, among others, that were also carried as adversely rated/impaired credits on the Company's "watched" credit loan listing for closer monitoring at June 30, 2017. These additions were partially offset by principal paydowns and credit upgrades. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2016 are discussed further below.

At June 30, 2017 and December 31, 2016, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $31.3 million and $34.3 million, respectively. Total adversely classified loans amounted to 1.48% of total loans at June 30, 2017 as compared to 1.70% at December 31, 2016. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $18.1 million at June 30, 2017 and $25.1 million at December 31, 2016.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $13.2 million at June 30, 2017 and $9.3 million at December 31, 2016.  Non-accrual loans that were not adversely classified amounted to $81 thousand and $220 thousand at June 30, 2017 and December 31, 2016, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The decline in adversely classifieds was due primarily to payoffs and the credit upgrades of commercial relationships, based on a review of their individual business circumstances.

Total impaired loans amounted to $30.5 million and $31.8 million at June 30, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $17.3 million and $22.4 million at June 30, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $13.2 million and $9.4 million as of June 30, 2017 and December 31, 2016, respectively. The increase in non-accrual impaired loans was primarily due to the commercial relationships noted above, which, based on a review of their individual business circumstances, management determined that no reserves were necessary on these relationships as of June 30, 2017.

In management's opinion, the majority of impaired loan balances at June 30, 2017 and December 31, 2016 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at June 30, 2017, impaired loans totaling $24.3 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $2.2 million.  At December 31, 2016, impaired loans totaling $25.7 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $2.6 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan amounts above as of June 30, 2017 and December 31, 2016 were $23.3 million and $27.0 million, respectively.  TDR loans on accrual status amounted to $17.3 million and $22.4 million at June 30, 2017 and December 31, 2016, respectively. TDR loans included in non-performing loans amounted to $6.0 million and $4.6 million at June 30, 2017 and December 31, 2016, respectively.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at June 30, 2017, December 31, 2016 and June 30, 2016. There were no additions, sales or writedowns on OREO during the six months ended June 30, 2017 or 2016.

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

The allowance for loan losses to total loans ratio was 1.51% at June 30, 2017, 1.55% at December 31, 2016, and 1.60% at June 30, 2016. Based management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2017.
The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Balance at beginning of year	$31,342	$29,008

Provision charged to operations	405	1,117
Recoveries on charged-off loans:
Commercial real estate	132	20
Commercial and industrial	343	609
Commercial construction	—	—
Residential	—	—
Home equity	2	2
Consumer	5	3
Total recoveries	482	634
Charged-off loans
Commercial real estate	—	179
Commercial and industrial	217	203
Commercial construction	—	5
Residential	—	—
Home equity	—	5
Consumer	54	22
Total Charged off	271	414

Net loans charged-off (recovered)	(211)	(220)
Ending Balance	$31,958	$30,345
Annualized net loans charged-off (recovered): Average loans outstanding	(0.02)%	(0.02)%

See Note 4 “Allowance for Loan Losses” to the Company's consolidated financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$700,415	29.7%	$646,115	28.5%	$652,073	29.9%
Interest bearing checking	406,077	17.3%	372,696	16.4%	357,139	16.3%
Total checking	1,106,492	47.0%	1,018,811	44.9%	1,009,212	46.2%

Savings	199,018	8.5%	178,637	7.9%	185,896	8.5%
Money markets	793,131	33.7%	844,216	37.2%	744,165	34.1%
Total savings/money markets	992,149	42.2%	1,022,853	45.1%	930,061	42.6%

Certificates of deposit (CD's)	167,681	7.1%	167,895	7.4%	170,841	7.8%
Total customer deposits	2,266,322	96.3%	2,209,559	97.4%	2,110,114	96.6%

Brokered deposits (1)	87,460	3.7%	59,362	2.6%	74,316	3.4%
Total deposits	$2,353,782	100.0%	$2,268,921	100.0%	$2,184,430	100.0%
__________________________________________

(1)	Primarily brokered CDs $250,000 and under.

As of June 30, 2017, customer deposits (deposits, excluding brokered deposits) increased $56.8 million, or 3%, since December 31, 2016, and $156.2 million, or 7%, since June 30, 2016. The increase since December 31, 2016 was primarily in checking account balances, partially offset by declines in money market account balances.

Customer deposits include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for full FDIC insurance. Essentially, the equivalent of the original deposited funds comes back to the Company as customer deposits within the appropriate category under total deposits on the balance sheet. The Company's balances in these reciprocal products were $252.4 million, $281.6 million and $215.1 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $131.7 million at June 30, 2017, compared to $70.0 million at December 31, 2016, an increase of $61.7 million, or 88%. Wholesale funding has increased as loan growth has exceeded deposit growth.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of non-reciprocal overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at June 30, 2017, December 31, 2016, and June 30, 2016 brokered deposits were comprised only of brokered CDs. Brokered CDs increased $28.1 million, or 47%, at June 30, 2017 compared to December 31, 2016. Brokered CDs outstanding at June 30, 2017 had a weighted average remaining life of less than 1 year.

Borrowed Funds and Subordinated Debt

Borrowed funds, comprised of FHLB borrowings, amounted to $44.3 million at June 30, 2017, compared to $10.7 million at December 31, 2016 and $671 thousand at June 30, 2016. Borrowed fund balances have increased $33.6 million since year end as loan growth has outpaced deposit growth.

At June 30, 2017, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $440.0 million and capacity to borrow from the FRB Discount Window of approximately $120.0 million.

The Company had $14.8 million (net of deferred issuance costs) of outstanding subordinated debt at June 30, 2017, December 31, 2016 and June 30, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating

Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. See also Note 6, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's subordinated debt.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  The Company's liquidity policies are set and monitored by the Company's Board of Directors.  The duties and responsibilities related to asset-liability management matters are also covered by the Board of Directors. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At June 30, 2017, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  Historically, the primary sources of capital for the Company and the Bank have been common stock issuances and proceeds from the issuance of subordinated debt. Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan and direct stock purchase plan (together, the "DRSPP"). The Company believes its current capital is adequate to support ongoing operations.

Since January 1, 2015, the Company has been subject to increasing capital ratios, with a phase in period that extends to January 2019, as a result of regulation adopted by the federal bank regulatory agencies known as the “Basel III Rules.”

Management believes, as of June 30, 2017, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of June 30, 2017, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC. The Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2017 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes (1)		Minimum Capital To Be Well Capitalized (2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$263,021	11.76%	$178,927	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$219,137	9.80%	$134,195	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$219,137	8.40%	$104,298	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$219,137	9.80%	$100,646	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$262,539	11.74%	$178,922	8.00%	$223,653	10.00%
Tier 1 Capital (to risk weighted assets)	$233,497	10.44%	$134,192	6.00%	$178,922	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$233,497	8.96%	$104,296	4.00%	$130,370	5.00%
Common equity tier 1 capital (to risk weighted assets)	$233,497	10.44%	$100,644	4.50%	$145,375	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 1.25% as of June 30, 2017, see discussion below.
(2) For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

Under the Basel III rules, capital ratio requirements for all banking organizations increased and include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of June 30, 2017.

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

The Company maintains a DRSPP which enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the six months ended June 30, 2017, the Company paid $3.1 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 23,252 shares of the Company's common stock totaling $748 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 773 shares of the Company's common stock totaling $26 thousand during the six months ended June 30, 2017.

On July 18, 2017, the Company announced a quarterly dividend of $0.135 per share to be paid on September 1, 2017 to stockholders of record as of August 11, 2017. The 2017 dividend rate represents a 3.8% increase over the 2016 dividend rate.

For further information about the Company's capital, see Note 8, "Stockholder's Equity," to the Company's unaudited consolidated financial statements contained in Item1 of this Form 10-Q.

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

Investment assets under management, which are reflected at fair market value, increased $55.7 million, or 8%, since December 31, 2016 and increased $97.2 million, or 14%, since June 30, 2016.

Total assets under management increased $188.3 million, or 6%, since December 31, 2016 and $326.3 million, or 10% since June 30, 2016.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Total assets	$2,656,547	$2,526,269	$2,433,053
Loans serviced for others	83,268	80,996	77,648
Investment assets under management	781,052	725,338	683,884
Total assets under management	$3,520,867	$3,332,603	$3,194,585

Results of Operations
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Unless otherwise indicated, the reported results are for the three months ended June 30, 2017 with the "same period," the "comparable period," and "prior period" being the three months ended June 30, 2016. Average yields are presented on a tax equivalent basis.

The Company's net income for the second quarter 2017 amounted to $5.6 million, compared to $4.8 million for the same period in 2016, an increase of $824 thousand, or 17%.  Diluted earnings per share were $0.48 and $0.45 for the three months ended June 30, 2017 and June 30, 2016, respectively, an increase of 7%. Diluted weighted average common shares outstanding for the three months ended June 30, 2017 include the full impact of the 930,232 shares of common stock issued in the Company’s 2016 equity offering, while the respective weighted average for the 2016 period was only marginally affected from the issue date of June 23, 2016 through period end.

Net Interest Income

The Company's net interest income for the quarter ended June 30, 2017 amounted to $23.5 million, compared to $21.3 million for the quarter ended June 30, 2016, an increase of $2.2 million, or 11%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.90% for the three months ended June 30, 2017 compared to 4.02% for the quarter ended June 30, 2016. Margin was 3.90% for the quarter ended March 31, 2017. Margin has declined since the prior year due primarily to loan and investment yields declining, while the cost of funds increased.

 Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$2,249	$2,489	$(235)	$(5)
Investment securities	413	510	(38)	(59)
Other interest earning assets (1)	44	11	28	5
Total interest earnings assets	2,706	3,010	(245)	(59)
Interest Expense
Interest checking, savings and money market	223	78	121	24
Certificates of deposit	31	(14)	43	2
Brokered CDs	27	(2)	28	1
Borrowed funds	178	82	14	82
Subordinated debt	1	—	—	1
Total interest-bearing funding	460	144	206	110
Change in net interest income	$2,246	$2,866	$(451)	$(169)
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2017 and 2016.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,098,528	$23,281	4.50%	$1,882,086	$21,032	4.56%
Investments (3)	379,138	1,964	2.63%	303,050	1,551	2.68%
Other interest earning assets (4)	26,687	93	1.41%	21,844	49	0.90%
Total interest earnings assets	2,504,353	25,338	4.19%	2,206,980	22,632	4.26%
Other assets	108,632			105,728
Total assets	$2,612,985			$2,312,708

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,371,650	831	0.24%	$1,214,731	608	0.20%
Certificates of deposit	163,057	314	0.77%	170,974	283	0.67%
Brokered CDs	79,452	235	1.18%	80,567	208	1.04%
Borrowed funds	68,653	192	1.12%	10,064	14	0.56%
Subordinated debt (5)	14,839	231	6.23%	14,826	230	6.26%
Total interest-bearing funding	1,697,651	1,803	0.43%	1,491,162	1,343	0.36%

Net interest rate spread			3.76%			3.90%

Demand deposits	676,364	—		616,096	—
Total deposits, borrowed funds and subordinated debt	2,374,015	1,803	0.30%	2,107,258	1,343	0.26%
Other liabilities	15,234			14,790
Total liabilities	2,389,249			2,122,048

Stockholders' equity	223,736			190,660
Total liabilities and stockholders' equity	$2,612,985			$2,312,708

Net interest income		$23,535			$21,289
Net interest margin (tax equivalent)			3.90%			4.02%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $824 thousand and $772 thousand for the quarters ended June 30, 2017 and June 30, 2016, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the second quarter of 2017, total interest and dividend income amounted to $25.3 million, an increase of $2.7 million, or 12%, compared to the prior period.  The increase resulted primarily from an increase of $297.4 million, or 13%, in the average balance of interest earning assets, mainly loans, partially offset by a 7 basis point decline in the average yield.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $23.3 million for the three months ended June 30, 2017, an increase of $2.2 million, or 11%, over the comparable period, due primarily to loan growth, partially offset by a 6 basis point decline in average loans and loans held for sale yields. The average balances of loans and loans held for sale increased $216.4 million, or 12%, for the three months ended June 30, 2017 compared to the same period in 2016.

Income on investment securities amounted to $2.0 million, an increase of $413 thousand, or 27%, compared to the same period in 2016. This increase primarily resulted from an increase of $76.1 million, or 25%, in the average balance of investment securities, partially offset by a 5 basis point decrease in average investment yields.

Income on other interest-earning assets amounted to $93 thousand, an increase of $44 thousand, or 90%, compared to the same quarter in the prior year. This increase was primarily due to an increase of 51 basis points in the average yield on other interest-earning assets due mainly to an increase in the fed funds rate since the prior period, and to a lesser extent a $4.8 million, or 22%, increase in the average balance of other interest-earning assets.

Interest Expense

For the three months ended June 30, 2017, total interest expense amounted to $1.8 million, an increase of $460 thousand, or 34%, compared to the prior period. The increase in total interest expense was due to increases in both average rates and average balances. The increase in average rates resulted from higher cost of funds in the current year, primarily interest-bearing funding which increased 7 basis points over the same period in the prior year. At the same time, the average balance of interest-bearing funding increased $206.5 million, or 14% over the same period.

Interest expense on interest checking, savings and money market accounts amounted to $831 thousand, an increase of $223 thousand, or 37%, compared to the same prior year period due primarily to an increase in average rates of 4 basis points and to a lesser extent an increase in average balances of $156.9 million, or 13%.

Interest expense on CDs amounted to $314 thousand, an increase of $31 thousand, or 11%, compared to the same period in the prior year due primarily to an increase in average rates, partially offset by a decrease in average balances. The average rate increased 10 basis points and amounted to 0.77%, while the average balance declined $7.9 million, or 5%.

Interest expense on brokered CDs amounted to $235 thousand, an increase of $27 thousand, or 13%, compared to the 2016 period, due primarily to an increase in average rates. Average rates increased 14 basis points due to lower yielding brokered CDs maturing and being replaced at a higher rate.

Interest expense on borrowed funds amounted to $192 thousand, an increase of $178 thousand due to increases in both average balances and average rates. Average balances increased $58.6 million, and average rates increased 56 basis points compared to prior period. Average rates increased due mainly to increases in the fed funds rate since the prior period.

The average balance of non-interest bearing demand deposits increased $60.3 million, or 10%, as compared to the same period in 2016.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 30% of total average deposit balances for both the three months ended June 30, 2017 and June 30, 2016.

Provision for Loan Loss

The provision for loan losses amounted to $280 thousand for the three months ended June 30, 2017, relatively flat compared to the same period last year.

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

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's 2016 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended June 30, 2017 amounted to $3.9 million, an increase of $357 thousand, or 10%, as compared to the same period. The significant changes are discussed below:

•	Deposit and interchange fees increased by $246 thousand, or 19%, primarily due to increases in business checking fees and to a lesser extent ATM interchange fees.

•	Net gains on sales of investment securities increased by $166 thousand. Investment sales are typically driven by market opportunities.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2017 amounted to $18.8 million, an increase of $1.2 million, or 7%, compared to the prior period in 2016. The significant changes are discussed below:

•	Salaries and employee benefits increased by $767 thousand, or 7%, primarily to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expense increased by $164 thousand, or 9%, mainly due to investments in our facilities, including the branch network and operations buildings.

Income Taxes

The effective tax rate for the three months ended June 30, 2017, was 33.7%, compared to 32.4% for the three months ended June 30, 2016. The increase in rate was primarily due to higher levels of projected income partially offset by the implementation of a new accounting pronouncement (ASU No. 2016-09) related to stock-based compensation accounting in the first quarter of 2017, which reduced tax expense and increased net income for the three months end June 30, 2017 by approximately $121 thousand.

Results of Operations
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Unless otherwise indicated, the reported results are for the six months ended June 30, 2017 with the "same period," the "comparable period," "prior year," and "prior period" being the six months ended June 30, 2016. Average yields are presented on a tax equivalent basis.

The Company's net income for the six months ended June 30, 2017 amounted to $11.2 million compared to $9.1 million for the same period in 2016, an increase of $2.1 million, or 23%.  Diluted earnings per share were $0.96 and $0.86 for the six months ended June 30, 2017 and June 30, 2016, respectively, an increase of 12%. Diluted weighted average common shares outstanding for the six months ended June 30, 2017 include the full impact of the 930,232 shares of common stock issued in the Company’s 2016 equity offering, while the respective weighted average for the 2016 period was only marginally affected from the issue date of June 23, 2016 through period end.

Net Interest Income

The Company's net interest income for the six months ended June 30, 2017 was $46.4 million compared to $42.4 million for the six months ended June 30, 2016, an increase of $4.0 million, or 9%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.90% for the six months ended June 30, 2017, compared to 4.02% for the six months ended June 30, 2016. Margin has declined since the prior year due primarily to loan and investment yields declining, while the cost of funds increased. The margin was also impacted by a slight change in the composition of interest earning assets due to an increase in investments, which are typically lower yielding than loans.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$3,739	$4,581	$(628)	$(214)
Investment securities	793	1,042	(120)	(129)
Other interest earning assets (1)	73	33	30	10
Total interest earnings assets	4,605	5,656	(718)	(333)

Interest Expense
Interest checking, savings and money market	371	182	178	11
Certificates of deposit	69	(11)	83	(3)
Brokered CDs	(19)	(92)	92	(19)
Borrowed funds	176	54	72	50
Subordinated debt	(2)	—	(1)	(1)
Total interest-bearing funding	595	133	424	38
Change in net interest income	$4,010	$5,523	$(1,142)	$(371)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2017 and 2016.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2017			Six months ended June 30, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,073,388	$45,652	4.49%	$1,873,198	$41,913	4.56%
Investments (3)	378,309	3,884	2.61%	300,813	3,091	2.69%
Other interest earning assets (4)	26,432	166	1.27%	19,586	93	0.96%
Total interest earnings assets	2,478,129	49,702	4.17%	2,193,597	45,097	4.27%
Other assets	105,912			101,971
Total assets	$2,584,041			$2,295,568

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,380,960	1,584	0.23%	$1,197,292	1,213	0.20%
Certificates of deposit	164,536	614	0.75%	167,802	545	0.65%
Brokered CDs	69,468	410	1.19%	88,412	429	0.98%
Borrowed funds	48,654	253	1.05%	28,474	77	0.54%
Subordinated debt (5)	14,837	459	6.24%	14,825	461	6.26%
Total interest-bearing funding	1,678,455	3,320	0.40%	1,496,805	2,725	0.37%

Net interest rate spread			3.77%			3.90%

Demand deposits	668,944	—		596,733	—
Total deposits, borrowed funds and subordinated debt	2,347,399	3,320	0.29%	2,093,538	2,725	0.26%
Other liabilities	16,234			14,737
Total liabilities	2,363,633			2,108,275

Stockholders' equity	220,408			187,293
Total liabilities and stockholders' equity	$2,584,041			$2,295,568

Net interest income		$46,382			$42,372
Net interest margin (tax equivalent)			3.90%			4.02%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.6 million for the six months ended June 30, 2017 and $1.5 million for the comparable period in 2016.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $49.7 million for the six months ended June 30, 2017, an increase of $4.6 million, or 10%, compared to the prior period.  The increase resulted primarily from an increase of $284.5 million, or 13%, in the average balance of interest earning assets, mainly loans, partially offset by a decrease in average yields of 10 basis points.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $45.7 million, an increase of $3.7 million, or 9%, over the comparable period, due primarily to loan growth, partially offset by a decline in yields.  The average loans and loans held for sale balances increased $200.2 million, or 11%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.49% for the six months ended June 30, 2017, a decline of 7 basis points since the same period in 2016.

Income on investment securities amounted to $3.9 million, an increase of $793 thousand, or 26%, compared to the same period in 2016. This increase primarily resulted from an increase in the average balance of investment securities by $77.5 million, or 26%, partially offset by an 8 basis points decline in the average yield on investment securities.

Other interest earning assets income amounted to $166 thousand for the six months ended June 30, 2017, an increase of $73 thousand, or 78%, compared to the prior period. The increase resulted both from an increase of $6.8 million, or 35%, in the average balance of other interest earning assets compared to the prior period and a 31 basis point increase in the average yield, primarily due to increases in the fed funds rate since the prior period.

Interest Expense

For the six months ended June 30, 2017, total interest expense amounted to $3.3 million, an increase of $595 thousand, or 22%, over the same period in 2016 due primarily to an increase in the cost of funds, mainly interest-bearing funding which increased by 3 basis points.

Interest expense on interest checking, savings and money market accounts amounted to $1.6 million, an increase of $371 thousand, or 31%, compared to the prior period due to both an increase in average balances of $183.7 million, or 15%, and an increase in rates by 3 basis points over the comparable period.

Interest expense on CDs amounted to $614 thousand, an increase of $69 thousand, or 13%, over the same period in 2016 due primarily to an increase in the average rate of 10 basis points.

Interest expense on brokered CDs amounted to $410 thousand, a decrease of $19 thousand, or 4%, due primarily to a decrease in the average balance, partially offset by an increase in the average rate. The average balance decreased $18.9 million, or 21%, while the average rate increased 21 basis points. Changes in both the average balances and average rates are due to the timing of maturities of lower yielding shorter-term brokered CDs in 2016 that have been replaced in the second quarter of 2017 with higher yielding ones.

Interest expense on borrowed funds amounted to $253 thousand, an increase of $176 thousand, due to increases in both average rates and average balances of borrowed funds since the prior year. Average rates increased 51 basis points, mainly due to increases in the fed funds rate since the prior period, and average balances increased $20.2 million since the prior period.

For the six months ended June 30, 2017, the average balance of non-interest bearing demand deposits increased $72.2 million, or 12%, as compared to the same period in 2016.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% of total average deposit balances for both the six months ended June 30, 2017 and 2016.

Provision for Loan Loss

The provision for loan losses amounted to $405 thousand for the six months ended June 30, 2017, a decrease of $712 thousand compared to the same period last year.  The decrease in the provision for the six months ended June 30, 2017 was due primarily to generally improved credit quality metrics and underlying collateral values, partially offset by increased loan growth compared to the prior year.

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

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's 2016 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the six months ended June 30, 2017 amounted to $8.1 million, an increase of $1.3 million, or 19%, as compared to the six months ended June 30, 2016. The significant changes are discussed below:

•	Deposit and interchange fees increased by $344 thousand, or 14%, primarily due to increases in business checking fees and to a lesser extent ATM interchange fees.

•	Net gains on sale of investments increased by $704 thousand. Investment sales are typically driven by market opportunities.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2017 amounted to $38.2 million, an increase of $3.8 million, or 11%, compared to the same period in 2016.  The significant changes are discussed below:

•	Salaries and employee benefits increased by $3.0 million, or 14%, since the prior period, primarily to support the Company's strategic growth and market expansion initiatives.

•	Occupancy and equipment expenses increased $290 thousand, or 8%, mainly due to investments in our facilities, including our branch network and operational buildings.

•
Technology and telecommunications expense increased $217 thousand, or 7%, primarily as a result of investments in our network infrastructure and security, to improve our service capabilities and to enhance business continuity.

•	Audit, legal, and professional expenses decreased by $155 thousand, or 19%, primarily due to decreases in audit fees compared to the same period in 2016.

•	Deposit insurance premiums increased by $109 thousand, or 17%, due primarily to changes in the FDIC's assessment methodology in late 2016, which applied to all banks, and the Company's growth.

Income Taxes

The effective tax rate for the six months ended June 30, 2017 was 29.7%, compared to 33.4% for the six months ended June 30, 2016. The decrease in rate was due primarily to the implementation of a new accounting pronouncement (ASU No. 2016-09) related to stock-based compensation accounting in the first quarter of 2017, which reduced tax expense and increased net income by approximately $788 thousand for the six months ended June 30, 2017.

Recent Accounting Pronouncements

See Note 1 Item (e) “Recent Accounting Pronouncements” to the Company's unaudited consolidated financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk is interest rate risk. Oversight of interest rate risk management is the responsibility of the Company's Board of Directors (the "Board"). Annually, the Board reviews and approves the Company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels. The Board also establishes and monitors guidelines for the Company's liquidity, capital ratios and asset-liability management.

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

In a flattening yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest earning assets narrows. Under this scenario the degree of margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the Prime Rate will initially result in the Company's asset yields re-pricing more quickly than funding costs. After a protracted period of flat rates, the Federal Open Market Committee had begun to increase the fed funds target rate, with three 25 basis point increases since their December 2016 meeting.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2016 Annual Report on Form 10-K. At June 30, 2017, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side. Refer to heading “Results of Operations” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2017) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject, other than ordinary routine litigation incidental to the business of the Company. Management does not believe resolution of any present litigation will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

Item 1A -	Risk Factors

Management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2016 Annual Report on Form 10-K.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2017.

	Total number of shares repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	2,850	$34.43	—	—
May	—	—	—	—
June	—	—	—	—

(1)
Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting restricted stock.

Item 3 -	Defaults upon Senior Securities

Not Applicable.

Item 4 -	Mine Safety Disclosures

Not Applicable.

Item 5 -	Other Information

Not Applicable.

Item 6 -	Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1.1    Amended and Restated Articles of Organization of the Company, as amended as of June 4, 2013 incorporated by reference to the Company's Current Report on Form 8-K filed June 10, 2013 (File No. 001-33912).

3.1.2    Articles of Amendment to the Restated Articles of Organization of the Company, as amended as of May 16, 2017 incorporated by reference to the Company's Current Report on Form 8-K filed May 18, 2017 (File No. 001-33912).

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 7, 2017	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)