Form 10-Q
period 2017-09-30
ENTERPRISE BANCORP INC /MA/
filed 2017-11-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 11,597,683 shares of the issuer's common stock outstanding- Par Value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$35,920	$33,047
Interest-earning deposits	14,771	17,428
Total cash and cash equivalents	50,691	50,475
Investment securities at fair value	385,942	374,790
Federal Home Loan Bank stock	7,225	2,094
Loans held for sale	876	1,569
Loans, less allowance for loan losses of $33,184 at September 30, 2017 and $31,342 at December 31, 2016	2,169,189	1,991,387
Premises and equipment, net	36,260	33,540
Accrued interest receivable	10,088	8,792
Deferred income taxes, net	15,889	17,020
Bank-owned life insurance	29,292	28,765
Prepaid income taxes	906	1,344
Prepaid expenses and other assets	13,458	10,837
Goodwill	5,656	5,656
Total assets	$2,725,472	$2,526,269
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,302,673	$2,268,921
Borrowed funds	149,255	10,671
Subordinated debt	14,844	14,834
Accrued expenses and other liabilities	26,540	16,794
Accrued interest payable	273	263
Total liabilities	2,493,585	2,311,483
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,599,266 shares issued and outstanding at September 30, 2017 and 11,475,742 shares issued and outstanding at December 31, 2016	116	115
Additional paid-in-capital	87,492	85,421
Retained earnings	141,992	130,008
Accumulated other comprehensive income (loss)	2,287	(758)
Total stockholders' equity	231,887	214,786
Total liabilities and stockholders' equity	$2,725,472	$2,526,269

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Interest and dividend income:
Loans and loans held for sale	$24,892	$21,466	$70,544	$63,379
Investment securities	2,017	1,629	5,901	4,720
Other interest-earning assets	136	96	302	189
Total interest and dividend income	27,045	23,191	76,747	68,288
Interest expense:
Deposits	1,509	1,138	4,117	3,325
Borrowed funds	169	2	422	79
Subordinated debt	233	234	692	695
Total interest expense	1,911	1,374	5,231	4,099
Net interest income	25,134	21,817	71,516	64,189
Provision for loan losses	1,225	1,386	1,630	2,503
Net interest income after provision for loan losses	23,909	20,431	69,886	61,686
Non-interest income:
Investment advisory fees	1,311	1,162	3,803	3,593
Deposit and interchange fees	1,527	1,272	4,389	3,790
Income on bank-owned life insurance, net	174	182	527	564
Net gains (losses) on sales of investment securities	(284)	546	485	611
Net gains on sales of loans	88	198	359	392
Other income	628	588	1,954	1,786
Total non-interest income	3,444	3,948	11,517	10,736
Non-interest expense:
Salaries and employee benefits	12,177	10,948	36,661	32,458
Occupancy and equipment expenses	1,993	1,859	5,877	5,453
Technology and telecommunications expenses	1,601	1,577	4,789	4,548
Advertising and public relations expenses	597	591	2,013	2,087
Audit, legal and other professional fees	381	409	1,058	1,241
Deposit insurance premiums	371	347	1,130	997
Supplies and postage expenses	248	241	726	728
Other operating expenses	1,465	1,442	4,753	4,313
Total non-interest expense	18,833	17,414	57,007	51,825
Income before income taxes	8,520	6,965	24,396	20,597
Provision for income taxes	3,014	2,251	7,723	6,799
Net income	$5,506	$4,714	$16,673	$13,798

Basic earnings per share	$0.48	$0.41	$1.44	$1.28
Diluted earnings per share	$0.47	$0.41	$1.43	$1.27

Basic weighted average common shares outstanding	11,589,039	11,430,134	11,557,054	10,801,278
Diluted weighted average common shares outstanding	11,669,159	11,498,990	11,640,373	10,869,405

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$5,506	$4,714	$16,673	$13,798
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains (losses) on investments arising during the period	(1,180)	(558)	5,251	6,522
Income tax (expense) benefit	431	213	(1,885)	(2,416)
Net unrealized holding gains (losses), net of tax	(749)	(345)	3,366	4,106
Less: Reclassification adjustment for net gains (losses) included in net income
Net realized gains (losses) on sales of securities during the period	(284)	546	485	611
Income tax (expense) benefit	112	(196)	(164)	(220)
Reclassification adjustment for gains (losses) realized, net of tax	(172)	350	321	391

Total other comprehensive income (loss), net	(577)	(695)	3,045	3,715
Comprehensive income	$4,929	$4,019	$19,718	$17,513

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
Balance at December 31, 2016	$115	$85,421	$130,008	$(758)	$214,786
Net income			16,673		16,673
Cumulative effect adjustment for adoption of new accounting pronouncement		13	(13)		—
Other comprehensive income, net				3,045	3,045
Common stock dividend paid ($0.405 per share)			(4,676)		(4,676)
Common stock issued under dividend reinvestment plan	—	1,118			1,118
Common stock issued other	—	61			61
Stock-based compensation, net	1	1,366			1,367
Repurchases for tax withholdings on options and restricted stock awards, net of proceeds from exercise of stock options	—	(487)			(487)
Balance at September 30, 2017	$116	$87,492	$141,992	$2,287	$231,887

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income	$16,673	$13,798
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,630	2,503
Depreciation and amortization	5,250	4,387
Stock-based compensation expense	1,287	1,349
Mortgage loans originated for sale	(16,033)	(19,943)
Proceeds from mortgage loans sold	17,085	19,873
Net gains on sales of loans	(359)	(392)
Net gains (losses) on sales of investments	(485)	(611)
Income on bank-owned life insurance, net	(527)	(564)
Changes in:
Decrease (increase) in other assets	1,342	(1,810)
Increase in other liabilities	2,458	497
Net cash provided by operating activities	28,321	19,087
Cash flows from investing activities:
Proceeds from sales of investment securities	65,114	4,729
Net (purchases) proceeds from FHLB capital stock	(5,131)	1,166
Proceeds from maturities, calls and pay-downs of investment securities	21,135	16,708
Purchase of investment securities	(91,890)	(65,846)
Net increase in loans	(179,432)	(125,814)
Additions to premises and equipment, net	(6,253)	(7,033)
Proceeds from bank-owned life insurance	—	405
Net cash used in investing activities	(196,457)	(175,685)
Cash flows from financing activities:
Net increase in deposits	33,752	203,461
Net increase (decrease) in borrowed funds	138,584	(53,000)
Cash dividends paid	(4,676)	(4,196)
Proceeds from issuance of common stock	1,179	20,816
Repurchases for tax withholdings on options and restricted stock awards, net of proceeds from exercise of stock options	(487)	(47)
Tax benefit from stock-based compensation	—	229
Net cash provided by financing activities	168,352	167,263

Net increase in cash and cash equivalents	216	10,665
Cash and cash equivalents at beginning of period	50,475	51,495
Cash and cash equivalents at end of period	$50,691	$62,160

Supplemental financial data:
Cash Paid For: Interest	$5,221	$4,098
Cash Paid For: Income Taxes	$7,825	$8,021

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	$1,631	$1,215

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

At September 30, 2017, the Company had 24 full service branches serving the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as investment advisory and wealth management, trust and insurance services.   The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from September 30, 2017 through the date this Quarterly Report on Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

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

circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the consolidated financial statements in future periods.

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

(d) Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax expense or benefit attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes in the period that includes the enactment date.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2017.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2013 through 2016 tax years.

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

The Company adopted ASU No. 2016-09 in the first quarter of 2017. Several aspects of the accounting are simplified including, generally: a) income tax consequences; b) classification of awards as either equity or liabilities; c) accounting for forfeitures; and d) classification on the statement of cash flows. Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital, in the reporting period in which they occur. For the nine months ended September 30, 2017, this reduced the Company's provision for income taxes, increasing earnings by approximately $832 thousand. For the year ended December 31, 2016, the Company recognized $789 thousand in additional paid-in-capital in this regard, which, if under the new ASU, would have been recognized as income tax benefit in the income statement. This amount, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the consolidated financial statements.

Additionally upon adoption, the Company made a policy election to record forfeitures as they occur rather than make use of an estimate. Using a modified retrospective approach, the Company recorded an immaterial cumulative effect adjustment from retained earnings to additional paid-in-capital. The other provisions did not have a material impact on the Company's consolidated financial statements upon adoption.

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

The Company is currently evaluating the potential impact of the ASU and its amendments on the Company's consolidated financial statements, results of operations, and disclosures and does not currently plan to early adopt. Based on the Company's initial review, and because the largest portion of the Company's revenue, interest income and various loan fees, are specifically excluded from the scope of this ASU, and because the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new ASU, management believes that this new standard will not materially impact the Company's consolidated financial statements, results of operations or disclosures. The foregoing observations are subject to change as management completes their evaluation.

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

The Company is currently evaluating the effects of this ASU on the Company's consolidated financial statements, results of operations and disclosures. Based on the Company's evaluation to date, management believes the more significant implications upon adoption of this ASU will be the potential recognition of changes in fair value of the Company's equity portfolio in net income. Under current GAAP, net unrealized appreciation or depreciation on the equity portfolio, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income. The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the mutual funds and individual securities held in the portfolio.  For the nine months ended September 30, 2017, other comprehensive losses, net of taxes, generated from the equity portfolio amounted to $670 thousand, compared to a gain of $178 thousand generated for the nine months ended September 30, 2016. Any potential future changes in fair value of the equity portfolio recognized in net income will depend on the amount of dollars invested in the portfolio and the potential magnitude of changes in equity market values. The foregoing observations are subject to change as management completes their evaluation.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments are intended to reduce diversity in practice related to the presentation of eight specific cash flow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's consolidated financial statements and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash flows-Restricted Cash (Topic 230)." The amendments in this Update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the statement of cash flows. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's consolidated financial statements and results of operations.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this Update outline the presentation, classification and disclosure requirements for service cost and other components of net benefit costs. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's consolidated financial statements and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this Update apply to entities that change the terms of an outstanding share-based payment award. The amendments are intended to reduce diversity in practice as well as cost and complexity when applying guidance in Topic 718 to the modification of the terms and conditions of a share-based payment award. This ASU provides guidance on the three modifications to share-based payment awards and conditions that must be met in order to exempt an entity from modification accounting under topic 718. The amendments in this Update apply prospectively to award modifications on or after the adoption date, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently does not expect that adoption of the ASU will have a material impact on its consolidated financial statements, results of operations or disclosures.

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

classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.

The Company is currently evaluating the effects of this ASU on the Company's consolidated financial statements, results of operations and disclosures. Based on the Company's evaluation to date, management believes the more significant implication of this ASU on the Company relates to operating leases of our facilities, mainly branch leases. As of September 30, 2017, the Company had leases on 17 of its locations, including branches and part of its main campus, and expects that upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors adjusted for prepaid or accrued rent and any initial direct cost incurred. In addition, the Company will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset. Lease expense will be presented as a single line item in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their evaluation.

In March 2017, the FASB issued ASU No. 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments shorten the amortization period to the earliest call date for certain callable debt securities held at a premium. The accretion for securities held at a discount is not affected by this statement and remains unchanged. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective basis is required upon adoption. Early adoption is permitted. The Company has assessed the impact of this ASU and does not expect that it will have a material impact on the Company's consolidated financial statements, results of operations and disclosures upon adoption.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized doesn't exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both September 30, 2017 and December 31, 2016. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-01 to have a material impact on the Company's consolidated financial statements and results of operations.

(2)	Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$74,763	$355	$46	$75,072
Residential federal agency MBS (1)	101,241	260	543	100,958
Commercial federal agency MBS(1)	65,009	105	318	64,796
Municipal securities	127,275	2,654	167	129,762
Corporate bonds	11,278	111	33	11,356
Certificates of deposits (2)	950	2	—	952
Total debt securities	380,516	3,487	1,107	382,896
Equity investments	1,861	1,187	2	3,046
Total investment securities, at fair value	$382,377	$4,674	$1,109	$385,942

	December 31, 2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$74,682	$432	$45	$75,069
Residential federal agency MBS(1)	94,818	96	1,561	93,353
Commercial federal agency MBS(1)	71,993	15	1,730	70,278
Municipal securities	112,401	922	1,520	111,803
Corporate bonds	10,734	51	90	10,695
Certificates of deposits (2)	950	—	1	949
Total debt securities	365,578	1,516	4,947	362,147
Equity investments	10,413	2,532	302	12,643
Total investment securities, at fair value	$375,991	$4,048	$5,249	$374,790
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $110.2 million and $107.0 million at September 30, 2017 and December 31, 2016, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

At September 30, 2017, the equity portfolio was comprised of investments in individual common stock of financial services entities.

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

The following tables summarize investments (debt and equity) having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$22,980	$46	$—	$—	$22,980	$46	6
Residential federal agency MBS	57,917	401	7,454	142	65,371	543	23
Commercial federal agency MBS	41,007	318	—	—	41,007	318	9
Municipal securities	5,627	57	6,084	110	11,711	167	21
Corporate bonds	2,281	23	1,095	10	3,376	33	19
Equity investments	74	2	—	—	74	2	1
Total temporarily impaired investment securities(1)	$129,886	$847	$14,633	$262	$144,519	$1,109	79

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$13,956	$45	$—	$—	$13,956	$45	3
Residential federal agency MBS	68,138	1,236	8,008	325	76,146	1,561	31
Commercial federal agency MBS	60,060	1,730	—	—	60,060	1,730	18
Municipal securities	60,436	1,520	—	—	60,436	1,520	107
Corporate bonds	5,729	90	—	—	5,729	90	37
Certificates of deposit	949	1	—	—	949	1	4
Equity investments	1,185	20	2,743	282	3,928	302	3
Total temporarily impaired investment securities	$210,453	$4,642	$10,751	$607	$221,204	$5,249	203
__________________________________________

(1)	The Company did not hold any Certificates of deposit that had unrealized losses as of September 30, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

During the nine months ended September 30, 2017 and 2016, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. At September 30, 2017, management attributes the unrealized losses in the portfolio to increases in current market yields compared to the yields at the time the investments were purchased by the Company for debt securities and the impact of market value fluctuations on the equity portion of our portfolio. As of September 30, 2017, management did not consider its debt securities to be other-than-temporarily impaired because (1) the decline in market value is not attributable to a fundamental deterioration in quality of the securities or the issuers, and (2) the Company did not intend to sell, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity with recovery of the amortized cost. The unrealized losses in equity investments as of September 30, 2017 were not material.

In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At September 30, 2017, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

See "Financial Condition," in Item 2, "Management's Discussion and Analysis," under the heading "Investments" in this Form 10-Q for additional information about changes in the net unrealized gains (losses) on investments.

The contractual maturity distribution at September 30, 2017 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$16,217	$16,262
Due after one, but within five years	112,615	113,439
Due after five, but within ten years	117,552	118,680
Due after ten years	134,132	134,515
Total debt securities	$380,516	$382,896

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the fair value of debt securities above are callable securities, comprised of municipal securities and corporate bonds totaling $68.1 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $374.4 million at September 30, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Sales of investments, including pending trades based on trade date, if applicable, for the three and nine months ended September 30, 2017 and September 30, 2016 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Amortized cost of investments sold (1)	$60,834	$2,354	$70,202	$4,118
Gross realized gains on sales	1,350	546	2,225	611
Gross realized losses on sales	(1,634)	—	(1,740)	—
Total proceeds from sales of investments	$60,550	$2,900	$70,687	$4,729
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis.

The losses realized in the third quarter of 2017 were predominately from a debt security portfolio restructuring, largely offset by gains on equity sales.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities.

(3)	Loans

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company's primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry and relationship size to lessen its credit risk exposure.

See Note 4, "Allowance for Loan Losses," for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses.

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial real estate	$1,153,108	$1,038,082
Commercial and industrial	512,736	490,799
Commercial construction	245,453	213,447
Total commercial loans	1,911,297	1,742,328
Residential mortgages	194,375	180,560
Home equity loans and lines	89,044	91,065
Consumer	10,085	10,845
Total retail loans	293,504	282,470

Gross loans	2,204,801	2,024,798
Deferred loan origination fees, net	(2,428)	(2,069)
Total loans	2,202,373	2,022,729
Allowance for loan losses	(33,184)	(31,342)
Net loans	$2,169,189	$1,991,387

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's financial statements.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  Loans originated by other banks in which the Company is a participating institution amounted to $89.4 million at September 30, 2017 and $85.2 million at December 31, 2016. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

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

- Home equity loans and lines of credit:

Home equity term loans have in the past been originated for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the automated valuation or appraised value of the property securing the loan.  Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years.  The rates may be variable or fixed.

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

Loans serviced for others

At September 30, 2017 and December 31, 2016, the Company was servicing residential mortgage loans owned by investors amounting to $19.1 million and $18.7 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $67.7 million and $62.3 million at September 30, 2017 and December 31, 2016, respectively. See the discussion above under the heading "Commercial loans" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial real estate	$228,710	$247,664
Residential mortgages	181,309	170,247
Home equity	10,454	12,340
Total loans pledged to FHLB	$420,473	$430,251

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

The balances of loans as of September 30, 2017 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$15,133	$1,137,975	$1,153,108
Commercial and industrial	12,098	500,638	512,736
Commercial construction	1,615	243,838	245,453
Residential mortgages	403	193,972	194,375
Home equity loans and lines	378	88,666	89,044
Consumer	36	10,049	10,085
Total gross loans	$29,663	$2,175,138	$2,204,801

The balances of loans as of December 31, 2016 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,261	$1,023,821	$1,038,082
Commercial and industrial	13,372	477,427	490,799
Commercial construction	3,364	210,083	213,447
Residential mortgages	289	180,271	180,560
Home equity loans and lines	509	90,556	91,065
Consumer	1	10,844	10,845
Total gross loans	$31,796	$1,993,002	$2,024,798

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

Adversely classified loans

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. Loans which are evaluated to be of weaker credit quality are placed on the "watch credit list" and reviewed on a more frequent basis by management. The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk, to the regulatory problem-asset classifications of "criticized," for loans that may need additional monitoring, and the more severe adverse classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations.

Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

The following tables present the Company's credit risk profile for each class of loan in its portfolio by internally assigned adverse risk rating category as of the periods indicated.

	September 30, 2017
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$14,270	$—	$—	$1,138,838	$1,153,108
Commercial and industrial	11,287	51	1	501,397	512,736
Commercial construction	1,615	—	—	243,838	245,453
Residential mortgages	1,366	—	—	193,009	194,375
Home equity loans and lines	527	—	—	88,517	89,044
Consumer	53	11	—	10,021	10,085
Total gross loans	$29,118	$62	$1	$2,175,620	$2,204,801

	December 31, 2016
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,003	$—	$—	$1,022,079	$1,038,082
Commercial and industrial	12,770	99	2	477,928	490,799
Commercial construction	3,364	—	—	210,083	213,447
Residential mortgages	1,414	—	—	179,146	180,560
Home equity loans and lines	666	—	—	90,399	91,065
Consumer	30	—	—	10,815	10,845
Total gross loans	$34,247	$99	$2	$1,990,450	$2,024,798

Total adversely classified loans amounted to 1.32% of total loans at September 30, 2017, as compared to 1.70% at December 31, 2016.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Past due and non-accrual loans

 The following tables present an age analysis of past due loans as of the dates indicated:

	Balance at September 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$2,005	$638	$3,641	$6,284	$1,146,824	$1,153,108	$8,058
Commercial and industrial	529	81	1,095	1,705	511,031	512,736	3,428
Commercial construction	3,133	—	—	3,133	242,320	245,453	197
Residential mortgages	1,630	95	89	1,814	192,561	194,375	267
Home equity loans and lines	39	—	194	233	88,811	89,044	477
Consumer	57	27	31	115	9,970	10,085	62
Total gross loans	$7,393	$841	$5,050	$13,284	$2,191,517	$2,204,801	$12,489

	Balance at December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$5,993	$923	$1,399	$8,315	$1,029,767	$1,038,082	$4,876
Commercial and industrial	267	4	1,544	1,815	488,984	490,799	3,174
Commercial construction	—	—	—	—	213,447	213,447	519
Residential mortgages	648	—	99	747	179,813	180,560	289
Home equity loans and lines	270	—	269	539	90,526	91,065	616
Consumer	94	13	11	118	10,727	10,845	11
Total gross loans	$7,272	$940	$3,322	$11,534	$2,013,264	$2,024,798	$9,485

At September 30, 2017 and December 31, 2016, all loans past due 90 days or more were carried as non-accrual, in addition to those loans where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $6 thousand at September 30, 2017 and $220 thousand at December 31, 2016. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.57% at September 30, 2017, and 0.47% at December 31, 2016.

At September 30, 2017, additional funding commitments for non-accrual loans was not material.

Impaired loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected. Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated probable credit loss.  The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring ("TDR"), see "Trouble debt restructurings" below.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The carrying value of impaired loans amounted to $29.7 million and $31.8 million at September 30, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $17.3 million and $22.4 million at September 30, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $12.4 million and $9.4 million as of September 30, 2017 and December 31, 2016, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated:

	Balance at September 30, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,739	$15,133	$12,876	$2,257	$386
Commercial and industrial	12,591	12,098	8,406	3,692	1,778
Commercial construction	1,665	1,615	1,615	—	—
Residential mortgages	515	403	403	—	—
Home equity loans and lines	545	378	352	26	26
Consumer	37	36	—	36	36
Total	$32,092	$29,663	$23,652	$6,011	$2,226

	Balance at December 31, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,010	$14,261	$12,444	$1,817	$370
Commercial and industrial	14,291	13,372	9,366	4,006	2,222
Commercial construction	3,408	3,364	3,051	313	28
Residential mortgages	388	289	289	—	—
Home equity loans and lines	665	509	509	—	—
Consumer	2	1	—	1	1
Total	$34,764	$31,796	$25,659	$6,137	$2,621

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three months indicated:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income (loss) recognized
Commercial real estate	$15,401	$92	$14,828	$107
Commercial and industrial	12,264	94	9,889	69
Commercial construction	1,617	21	3,113	39
Residential mortgages	315	—	300	—
Home equity loans and lines	451	1	368	(2)
Consumer	27	—	13	1
Total	$30,075	$208	$28,511	$214

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(Dollars in thousands)	Average recorded investment	Interest income (loss) recognized	Average recorded investment	Interest income (loss) recognized
Commercial real estate	$14,394	$271	$12,399	$214
Commercial and industrial	12,503	275	8,801	134
Commercial construction	1,884	70	3,059	113
Residential mortgages	293	—	304	—
Home equity loans and lines	518	(1)	307	(4)
Consumer	18	—	18	1
Total	$29,610	$615	$24,888	$458

At September 30, 2017, additional funding commitments for impaired loans totaled $414 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of September 30, 2017 and December 31, 2016, were $23.6 million and $27.0 million, respectively. TDR loans on accrual status amounted to $17.3 million and $22.4 million at September 30, 2017 and December 31, 2016, respectively. TDR loans included in non-performing loans amounted to $6.3 million and $4.6 million at September 30, 2017 and December 31, 2016, respectively. The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At September 30, 2017, additional funding commitments for TDR loans totaled $390 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated.

	Nine months ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Loan advances with adequate collateral	1	$357	5	$7,760
Extended maturity date	1	984	—	—
Temporary payment reduction and payment re-amortization of remaining principal over extended term	7	831	3	343
Temporary interest only payment plan	3	179	7	1,150
Total	12	$2,351	15	$9,253
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$83		$204

Loans modified as TDRs during the three month periods ended September 30, 2017 and September 30, 2016 are detailed below.

	Three months ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$577	$571	3	$532	$2,026
Commercial and industrial	—	—	—	2	224	200
Commercial construction	—	—	—	—	—	—
Residential mortgages	1	136	136	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	1	1	1	—	—	—
Total	4	$714	$708	5	$756	$2,226

Payment defaults, during the three month periods ended September 30, 2017 and September 30, 2016 on loans modified as TDRs within the preceding twelve months are detailed below.

	Three months ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	1	$148
Commercial and industrial	—	—	—	—
Commercial construction	—	—	1	1,188
Residential mortgages	—	—	—	—
Home equity loans and lines	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	2	$1,336

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as TDRs during the nine month periods ended September 30, 2017 and September 30, 2016 are detailed below.

	Nine months ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$696	$689	7	$5,624	$7,016
Commercial and industrial	7	1,446	1,525	8	2,282	2,237
Commercial construction	—	—	—	—	—	—
Residential mortgages	1	136	136	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	1	1	1	—	—	—
Total	12	$2,279	$2,351	15	$7,906	$9,253

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2017, or 2016.

Payment defaults, during the nine month periods ended September 30, 2017 and September 30, 2016 on loans modified as TDRs within the preceding twelve months are detailed below.

	Nine months ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$585	1	$148
Commercial and industrial	3	267	2	389
Commercial construction	—	—	1	1,188
Residential mortgages	—	—	—	—
Home equity loans and lines	—	—	—	—
Consumer	—	—	—	—
Total	4	$852	4	$1,725

Other real estate owned ("OREO")

The Company carried no OREO at September 30, 2017, December 31, 2016 or September 30, 2016. There were no additions, sales or write downs on OREO during the nine months ended September 30, 2017 or 2016.

At September 30, 2017, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amounts totaling $101 thousand compared with $200 thousand at December 31, 2016.

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

The allowance for loan losses amounted to $33.2 million at September 30, 2017, compared to $31.3 million at December 31, 2016, and $31.6 million at September 30, 2016. For the nine months ended September 30, 2017 and September 30, 2016, the provision for loan losses amounted to $1.6 million and $2.5 million, respectively. The decrease in the provision for the nine months ended September 30, 2017 was due primarily to generally improving credit quality metrics and underlying collateral values, partially offset by the higher level of loan growth during the 2017 period, as compared to the 2016 period.

The allowance for loan losses to total loans ratio was 1.51% at September 30, 2017, 1.55% at December 31, 2016 and 1.59% at September 30, 2016. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2017.

Changes in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2017	$15,645	$10,987	$3,484	$989	$622	$231	$31,958
Provision	475	216	432	32	42	28	1,225
Recoveries	61	48	—	—	1	1	111
Less: Charge offs	—	104	—	—	—	6	110
Ending Balance at September 30, 2017	$16,181	$11,147	$3,916	$1,021	$665	$254	$33,184

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	1,086	(127)	510	61	28	72	1,630
Recoveries	193	391	—	—	3	6	593
Less: Charge offs	—	321	—	—	—	60	381
Ending Balance at September 30, 2017	$16,181	$11,147	$3,916	$1,021	$665	$254	$33,184
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$386	$1,778	$—	$—	$26	$36	$2,226
Allocated to loans collectively evaluated for impairment	$15,795	$9,369	$3,916	$1,021	$639	$218	$30,958

Changes in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2016	$14,514	$9,913	$4,056	$1,085	$552	$225	$30,345
Provision	581	761	22	17	4	1	1,386
Recoveries	—	28	—	—	—	1	29
Less: Charge offs	—	151	—	—	—	20	171
Ending Balance at September 30, 2016	$15,095	$10,551	$4,078	$1,102	$556	$207	$31,589

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2015	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	1,740	510	178	41	19	15	2,503
Recoveries	20	637	—	—	2	4	663
Less: Charge offs	179	354	5	—	5	42	585
Ending Balance at September 30, 2016	$15,095	$10,551	$4,078	$1,102	$556	$207	$31,589
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$518	$975	$473	$—	$—	$2	$1,968
Allocated to loans collectively evaluated for impairment	$14,577	$9,576	$3,605	$1,102	$556	$205	$29,621

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-interest bearing demand deposits	$717,879	$646,115
Interest bearing checking	359,308	372,696
Savings	198,595	178,637
Money market	770,006	844,216
Certificates of deposit $250,000 or less	132,041	125,580
Certificates of deposit more than $250,000	42,352	42,315
Total customer deposits	2,220,181	2,209,559
Brokered deposits (1)	82,492	59,362
Total deposits	$2,302,673	$2,268,921
___________________________________

(1)	Brokered CDs $250,000 and under

Total customer deposits (deposits excluding brokered deposits) include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for full FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company as customer deposits within the appropriate category under total deposits on the consolidated balance sheet. The Company's balances in these reciprocal products were $222.7 million and $281.6 million at September 30, 2017 and December 31, 2016, respectively.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for deposits.

(6)	Borrowed Funds and Subordinated Debt

Borrowed funds, consisting of FHLB borrowings, amounted to $149.3 million at September 30, 2017, compared to $10.7 million at December 31, 2016.

The Company also carried subordinated debt of $14.8 million (net of deferred issuance costs) at both September 30, 2017 and December 31, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, with a 15 year term. The Notes are intended to qualify as Tier 2 capital for

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

regulatory purposes, and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply. Refer to Note 7, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements contained in the 2016 Annual Report on Form 10-K for additional information about the Company's subordinated debt.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for borrowed funds and subordinated debt.

(7)	Derivatives and Hedging Activities

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At September 30, 2017 and December 31, 2016, the estimated fair values of these derivative instruments were considered to be immaterial.

The Company may use interest-rate contract swaps as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at either September 30, 2017 or December 31, 2016.

The Company has a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with a counterparty. The customer interest rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to fixed-rate payment.

The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest rate swap agreement.

Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back Swaps during the nine months ended September 30, 2017 or September 30, 2016.

The Company had six interest-rate swaps at September 30, 2017 with an aggregate notional amount of $29.6 million compared to four interest-rate swaps with an aggregate notional amount of $26.7 million at December 31, 2016.

Asset derivatives and liability derivatives are included in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of September 30, 2017		As of December 31, 2016
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts - pay floating, received fixed	$65	$493	$—	$610
Interest rate contracts - pay fixed, receive floating	428	—	610	—
Total interest rate swaps	$493	$493	$610	$610

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

instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. As the swaps are subject to master netting agreements, the Company had reduced exposure relating to interest rate swaps with institutional counterparties at September 30, 2017. The Company had unsecured counterparty credit risk exposure of $428 thousand and $610 thousand on interest rate swaps at September 30, 2017 and December 31, 2016, respectively.  The counterparty was rated A / A2 by S&P and Moody’s, respectively, at September 30, 2017.

The table below also presents the Company's asset derivative positions and the potential effect of netting arrangements on its financial position, as of the periods presented. Interest rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	September 30, 2017
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$493	$65	$428

	December 31, 2016
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$610	$—	$610

Certain counterparty interest rate swaps contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. As of September 30, 2017 and December 31, 2016, the Company has not posted or received any collateral.

The Company has interest rate swaps with counterparties that contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap loss exposure would be equal to the percentage of the Company’s participation in the underlying loan applied to the originating bank's swap loss.  At September 30, 2017 and December 31, 2016, the Company had two such participation loans and management considers the risk of material swap loss exposure to be unlikely based on the borrower's financial and collateral strength.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(8)	Stockholders' Equity

Shares authorized and share issuance

The Company’s authorized capital is divided into common stock and preferred stock. At the Company's annual meeting of shareholders held on May 2, 2017, shareholders voted to amend the Company’s Restated Articles of Organization to increase the number of shares of common stock that the Company is authorized to issue from 20,000,000 shares to 40,000,000 shares. The Company is authorized to issue 1,000,000 shares of preferred stock.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 125,134 shares and 141,580 shares as of September 30, 2017 and December 31, 2016, respectively.

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

or losses on investments available-for-sale, net of deferred income taxes. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains (losses) on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains (losses) included in net income."

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

Total net periodic benefit costs, comprised of interest costs only, were $29 thousand and $87 thousand for the three and nine months ended September 30, 2017, respectively, compared to $31 thousand and $93 thousand for the three and nine months ended September 30, 2016, respectively.

Benefits paid amounted to $69 thousand and $207 thousand for both the three and nine months ended September 30, 2017 and September 30, 2016, respectively. The Company anticipates accruing an additional $29 thousand to the SERP during the remainder of 2017.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service Cost	$(3)	$(2)	$(9)	$(7)
Interest Cost	22	22	68	64
Net periodic post-retirement benefit cost	$19	$20	$59	$57

(10)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended in 2015, and the 2016 plan. As of September 30, 2017, an aggregate of 446,860 shares remain available for future grants under the plans.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $467 thousand and $1.3 million for the three and nine months ended September 30, 2017, respectively, compared to $444 thousand and $1.3 million for the three and nine months ended September 30, 2016, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $49 thousand and $152 thousand for the three and nine months ended September 30, 2017, respectively, compared to $63 thousand and $205 thousand for the three and nine months ended September 30, 2016, respectively.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

The table below provides a summary of the options granted during the periods indicated:

	Nine Months Ended September 30,
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

Options granted during the first nine months of 2017 and 2016 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Refer to Note 12 "Stock-Based Compensation Plans," in the Company's 2016 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $358 thousand and $929 thousand for the three and nine months ended September 30, 2017, respectively, compared to $322 thousand and $939 thousand for the three and nine months ended September 30, 2016, respectively.

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

	Nine Months Ended September 30,
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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $60 thousand and $206 thousand for the three and nine months ended September 30, 2017, respectively, compared to $59 thousand and $205 thousand for the three and nine months ended September 30, 2016, respectively, and is included in other operating expenses. In January 2017, non-employee directors were issued 12,992 shares of common stock in lieu of 2016 annual cash fees of $286 thousand at a market value price of $22.04 per share, the market value of the common stock on the opt-in measurement date of January 4, 2016.

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

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. See Note 8, "Stockholders' Equity," under the caption "Shares authorized and share issuance," above for further information regarding the Company's participating securities. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	11,589,039	11,430,134	11,557,054	10,801,278
Dilutive shares	80,120	68,856	83,319	68,127
Diluted weighted average common shares outstanding	11,669,159	11,498,990	11,640,373	10,869,405

Basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2017 include the full impact of the 930,232 shares of common stock issued in the Offering, while the respective weighted averages for the 2016 periods were only affected by the Offering from the issue date of June 23, 2016 through period end.
There were 14,758 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the nine months ended September 30, 2017.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2017	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$382,896	$—	$382,896	$—
Equity securities	3,046	3,046	—	—
FHLB stock	7,225	—	—	7,225
Interest-rate swaps	493	—	493	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,745	—	—	3,745

Liabilities measured on a recurring basis:
Interest-rate swaps	493	—	493	—

	December 31, 2016	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Debt securities	$362,147	$—	$362,147	$—
Equity investments	12,643	12,643	—	—
FHLB stock	2,094	—	—	2,094
Interest-rate swaps	610	—	610	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,481	—	—	3,481

Liabilities measured on a recurring basis:
Interest-rate swaps	610	—	610	—

The Company did not transfer any assets between the fair value measurement levels during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.6 million at September 30, 2017 compared to $1.9 million at December 31, 2016.

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

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at September 30, 2017 and December 31, 2016 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At September 30, 2017 and December 31, 2016, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgages loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2017:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$7,225	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$3,745	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2017		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$876	$876	$—	$876	$—
Loans, net	2,169,189	2,178,545	—	—	2,178,545
Financial liabilities:
Certificates of deposit (including brokered)	256,885	256,220	—	256,220	—
Borrowed funds	149,255	149,251	—	149,251	—
Subordinated debt	14,844	14,216	—	—	14,216

	December 31, 2016		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,569	$1,569	$—	$1,569	$—
Loans, net	1,991,387	1,997,887	—	—	1,997,887
Financial liabilities:
Certificates of deposit (including brokered)	227,257	226,536	—	226,536	—
Borrowed funds	10,671	10,670	—	10,670	—
Subordinated debt	14,834	14,011	—	—	14,011

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on September 30, 2017 and December 31, 2016 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2017 and December 31, 2016.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2017 and December 31, 2016 and are not indicative of the fair market value of those instruments as of the date of this Quarterly Report on Form 10-Q.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) technology related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures; (vii) cyber-security risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and the additional regulations that may be forthcoming as a result thereof, and potential changes in tax laws, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (x) changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and (xiii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Item 1A, "Risk Factors" of the Company's 2016 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended September 30, 2017 amounted to $5.5 million, an increase of $792 thousand, or 17%, compared to the same three-month period in 2016. Diluted earnings per share were $0.47 for the three months ended September 30, 2017, an increase of 15%, compared to the same three-month period in 2016. Net income for the nine months ended September 30, 2017 amounted to $16.7 million, an increase of $2.9 million, or 21%, compared to the nine months ended September 30, 2016. Diluted earnings per share were $1.43 for the nine months ended September 30, 2017, an increase of 13%, compared to the nine months ended September 30, 2016. Diluted earnings per share for the nine months ended September 30, 2017 include the full dilutive impact of the Company’s equity offering on June 23, 2016.

Total assets, loans, and customer deposits have increased 10%, 11%, and 3%, respectively, as compared to September 30, 2016. Loan growth was particularly strong as loans grew $88.0 million, or 4%, during the quarter. Customer deposits, whose growth trends and month end balances vary depending on market conditions, grew by 3% from a year ago and 20% from two years ago. The increase in our 2017 earnings compared to 2016 has been positively impacted by this growth.

Strategically, our focus remains on organic growth and continually planning for and investing in our future. We recently opened our 24th branch in Windham, NH and completed the relocation of our branch in Salem, NH to its new location. We expect the relocation of our Leominster branch to be completed in early 2018. The relocation of our branches in Salem, NH and Leominster, MA will provide improved and state-of-the-art branches in those communities to better serve our customers.

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

Net interest income for the three months ended September 30, 2017 amounted to $25.1 million, an increase of $3.3 million, or 15%, compared to the same period in 2016. Net interest income for the nine months ended September 30, 2017 amounted to $71.5 million, an increase of $7.3 million, or 11%, compared to the nine months ended September 30, 2016. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $204.2 million and $201.6 million for the quarter and nine months ended September 30, 2017, respectively, compared to the 2016 respective period averages. Margin was 4.03% for the three months ended September 30, 2017 and 3.90% for the three months ended June 30, 2017, while net interest margin was 3.86% for the three months ended September 30, 2016. Margin was 3.95% for the nine months ended September 30, 2017, compared to 3.96% for the nine months ended September 30, 2016. See the discussion under the heading "Results of Operations" below, in this Item 2, for further information regarding changes in margin.

The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company's 2016 Annual Report on Form 10-K.

For the three months ended September 30, 2017 and September 30, 2016, the provision for loan losses amounted to $1.2 million and $1.4 million, respectively. For the nine months ended September 30, 2017 and September 30, 2016, the provision for loan losses amounted to $1.6 million and $2.5 million, respectively. The decrease in the provision for the nine months ended September 30, 2017, was due primarily to generally improved credit quality metrics and underlying collateral values, partially offset by increased loan growth compared to the prior year period.
Contributing to the provision for loan losses were:

•
Total non-performing loans as a percentage of total loans (a measure of credit risk) amounted to 0.57% at September 30, 2017, compared to 0.50% at September 30, 2016. Impacting the non-performing loans ratio in the current period, among other changes, were new impaired/non-accrual status classifications of two larger commercial relationships totaling approximately $4.5 million, which, based on a review of their individual business circumstances, management determined that no reserves were necessary as of September 30, 2017.

•
The balance of the allowance for loan losses allocated to impaired and adversely classified loans decreased by $761 thousand during the nine months ended September 30, 2017, compared to an increase of $863 thousand during the nine months ended September 30, 2016.

•	The Company recorded net recoveries of $212 thousand for the nine months ended September 30, 2017, compared to net recoveries of $78 thousand for the nine months ended September 30, 2016.

•	Loan growth for the nine months ended September 30, 2017 was $179.6 million, compared to $125.9 million during the nine months ended September 30, 2016.

The allowance for loan losses to total loans ratio was 1.51% at September 30, 2017, 1.55% at December 31, 2016 and 1.59% at September 30, 2016.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended September 30, 2017 amounted to $3.4 million, a decrease of $504 thousand, or 13%, compared to the same quarter last year. Non-interest income for the nine months ended September 30, 2017 amounted to $11.5 million, an increase of $781 thousand, or 7%, compared to the nine months ended September 30, 2016. The decrease in the quarter was primarily due to net losses of $284 thousand on sales of securities compared to net gains on sales of securities of $546 thousand in the comparable prior year quarter. Additionally, loan sale income decreased while deposit and interchange fees and investment advisory fees increased in the current quarter compared to the same period in 2016. Year-to-date increases in non-interest income over the prior year-to-date period were due primarily to increases in deposit and interchange fees and investment advisory fees, partially offset by a decrease in net gains on the sales of investment securities.

Non-interest expense for the quarter ended September 30, 2017 amounted to $18.8 million, an increase of $1.4 million, or 8%, compared to the same quarter in the prior year. For the nine months ended September 30, 2017, non-interest expense amounted to $57.0 million, an increase of $5.2 million, or 10%, over the nine months ended September 30, 2016. Increases in non-interest expenses over the same periods in the prior year primarily related to the Company’s strategic growth and market expansion initiatives, mainly increases in salaries and benefits expenses.

In the first quarter of 2017, the Company adopted a new accounting standard, ASU No. 2016-09 "Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting," which among other aspects relates to the tax treatment of equity compensation. Since the adoption of this standard, the provision for income taxes has decreased, increasing earnings by approximately $832 thousand for the nine months ended September 30, 2017.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $385.9 million at September 30, 2017, an increase of $11.2 million, or 3%, since December 31, 2016, and comprised 14% of total assets at September 30, 2017 and 15% of total assets at December 31, 2016.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial lending relationships.  Total loans increased $179.6 million, or 9%, since December 31, 2016, and amounted to $2.20 billion at September 30, 2017, comprising 81% of total assets at September 30, 2017 and 80% of total assets at December 31, 2016. Total commercial loans amounted to $1.91 billion, or 87% of gross loans, at September 30, 2017, which was relatively consistent with the composition at December 31, 2016 of 86%.

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

At September 30, 2017, customer deposits (total deposits excluding brokered deposits) amounted to $2.22 billion, an increase of $10.6 million, from December 31, 2016 balances. During the period, the increase was primarily due to increases in non-interest bearing checking accounts, largely offset by decreases in money market account balances.

Wholesale funding amounted to $231.7 million at September 30, 2017, comprising 9% of total assets, compared to $70.0 million at December 31, 2016, or 3% of total assets, an increase of $161.7 million. Wholesale funding included FHLB advances of $149.3 million and $10.7 million at September 30, 2017 and December 31, 2016, respectively, and brokered deposits of $82.5 million at September 30, 2017 compared to $59.4 million at December 31, 2016. The Company's level of wholesale funding has increased in 2017 as loan growth exceeded deposit growth.

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

Management continues to undertake significant strategic initiatives, including investments in employee hiring, training and development; marketing and public relations; technology and electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued development of recently added branches.  The relocation of our branches in Salem, NH and Leominster, MA will provide improved and state-of-the-art branches in prime locations in those communities to better serve our customers. In the third quarter of 2017, we relocated our Salem, NH branch, and we expect the relocation of our Leominster, MA branch to be completed in early 2018.  While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Changes in government regulation or oversight could affect the Company in substantial and unpredictable ways. The President has signed many executive orders calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act in addition to extensive corporate tax reform proposals. Accordingly, it is difficult to anticipate the continued impact that this expansive legislation, if or when fully enacted, will have on the Company, its customers and the financial industry generally. The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.

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

Financial Condition

Total assets increased $199.2 million, or 8%, since December 31, 2016, to $2.73 billion at September 30, 2017.  The balance sheet composition and changes since December 31, 2016 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds ("fed funds") sold. Cash and cash equivalents amounted to 2% of total assets at both September 30, 2017 and December 31, 2016. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At September 30, 2017, the carrying value of the investment portfolio amounted to $385.9 million, an increase of $11.2 million, or 3%, since December 31, 2016.

The following table summarizes the fair value of investments at the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$75,072	19.5%	$75,069	20.0%	$80,145	23.0%
Residential federal agency MBS(1)	100,958	26.2%	93,353	24.9%	88,706	25.4%
Commercial federal agency MBS(1)	64,796	16.8%	70,278	18.7%	44,679	12.8%
Municipal securities	129,762	33.6%	111,803	29.8%	111,556	31.9%
Corporate bonds	11,356	2.9%	10,695	2.9%	11,131	3.2%
Certificates of deposits(2)	952	0.2%	949	0.3%	970	0.3%
Total debt securities	382,896	99.2%	362,147	96.6%	337,187	96.6%
Equity investments	3,046	0.8%	12,643	3.4%	11,877	3.4%
Total investment securities at fair value	$385,942	100.0%	$374,790	100.0%	$349,064	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S. agencies totaling $110.2 million, $107.0 million, and $78.6 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

During the nine months ended September 30, 2017, the Company purchased $99.4 million in securities. The Company had principal pay downs, calls and maturities totaling $21.1 million during the nine months ended September 30, 2017. In addition, management sold securities with an amortized cost of approximately $70.2 million realizing net gains on sales of $485 thousand during the nine months ended September 30, 2017, predominately from gains on equity sales, largely offset by losses realized from a debt security portfolio restructuring in the third quarter of 2017.

Net unrealized gains on the investment portfolio amounted to $3.6 million at September 30, 2017 compared to net unrealized losses of $1.2 million at December 31, 2016 and unrealized gains of $9.4 million at September 30, 2016. The Company attributes the increase in net unrealized gains from December 31, 2016 primarily to the debt portfolio restructuring noted above, which mainly replaced lower yielding debt securities with higher yielding ones, and to a lesser extent lower long term interest rates. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other than temporarily impaired" ("OTTI"), the Company is required to write-down the fair value of the investment.  See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” in Item 7 of the Company's 2016 Annual Report on Form 10-K for additional information regarding the accounting for OTTI.

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

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $7.2 million for the period ended September 30, 2017, $2.1 million at December 31, 2016 and $1.9 million at September 30, 2016.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Instruments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 81% of total assets at September 30, 2017 and 80% of total assets at December 31, 2016.  Total loans increased $179.6 million, or 9%, compared to December 31, 2016, and $216.5 million, or 11%, since September 30, 2016.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 87% of gross loans at September 30, 2017, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,153,108	52.3%	$1,038,082	51.3%	$1,008,362	50.7%
Commercial and industrial	512,736	23.3%	490,799	24.2%	490,590	24.7%
Commercial construction	245,453	11.1%	213,447	10.5%	215,432	10.9%
Total commercial loans	1,911,297	86.7%	1,742,328	86.0%	1,714,384	86.3%
Residential mortgages	194,375	8.8%	180,560	8.9%	172,556	8.7%
Home equity loans and lines	89,044	4.0%	91,065	4.5%	90,116	4.5%
Consumer	10,085	0.5%	10,845	0.6%	10,634	0.5%
Total retail loans	293,504	13.3%	282,470	14.0%	273,306	13.7%

Gross loans	2,204,801	100.0%	2,024,798	100.0%	1,987,690	100.0%
Deferred fees, net	(2,428)		(2,069)		(1,836)
Total loans	2,202,373		2,022,729		1,985,854
Allowance for loan losses	(33,184)		(31,342)		(31,589)
Net loans	$2,169,189		$1,991,387		$1,954,265

As of September 30, 2017, commercial real estate loans increased $115.0 million, or 11%, compared to December 31, 2016, and increased 14% compared to September 30, 2016.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loans increased $21.9 million, or 4%, compared to December 31, 2016, and increased 5% as compared to September 30, 2016.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies.

Commercial construction loans increased by $32.0 million, or 15%, since December 31, 2016, and increased 14% as compared to September 30, 2016. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $11.0 million, or 4%, since December 31, 2016, and have increased by 7% since September 30, 2016.  The increase over the same period in the prior year was primarily with loans secured by residential property.

At September 30, 2017, commercial loan balances participated out to various banks amounted to $67.7 million, compared to $62.3 million at December 31, 2016, and $62.4 million at September 30, 2016.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $89.4 million, $85.2 million and $86.8 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Asset Quality

The following table sets forth information regarding non-performing assets, trouble debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Non-accrual loan summary:
Commercial real estate	$8,058	$4,876	$5,639
Commercial and industrial	3,428	3,174	3,128
Commercial construction	197	519	209
Residential	267	289	297
Home equity	477	616	607
Consumer	35	—	—
Total non-accrual loans	12,462	9,474	9,880
Overdrafts > 90 days past due	27	11	8
Total non-performing loans	12,489	9,485	9,888
OREO	—	—	—
Total non-performing assets	$12,489	$9,485	$9,888
Total Loans	$2,202,373	$2,022,729	$1,985,854
Accruing TDR loans not included above	$17,301	$22,418	$18,917
Delinquent loans 60-89 days past due and still accruing	$746	$940	$572
Loans 60-89 days past due and still accruing to total loans	0.03%	0.05%	0.03%
Adversely classified loans to total loans	1.32%	1.70%	1.66%
Non-performing loans to total loans	0.57%	0.47%	0.50%
Non-performing assets to total assets	0.46%	0.38%	0.40%
Allowance for loan losses	$33,184	$31,342	$31,589
Allowance for loan losses to non-performing loans	265.71%	330.44%	319.47%
Allowance for loan losses to total loans	1.51%	1.55%	1.59%

The net increase in non-accrual loans since the prior periods was due primarily to the migration of two large commercial relationships in the second quarter of 2017, totaling approximately $4.5 million that were also carried as adversely rated/impaired credits on the Company's "watched" credit loan listing for closer monitoring at September 30, 2017. These additions, among others, were partially offset by principal paydowns and credit rating upgrades during the period. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2016 are discussed further below.

At September 30, 2017 and December 31, 2016, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $29.2 million and $34.3 million, respectively. Total adversely classified loans amounted to 1.32% of total loans at September 30, 2017 as compared to 1.70% at December 31, 2016. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $16.7 million at September 30, 2017 and $25.1 million at December 31, 2016.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $12.5 million at September 30, 2017 and $9.3 million at December 31, 2016.  Non-accrual loans that were not adversely classified amounted to $6 thousand and $220 thousand at September 30, 2017 and December 31, 2016, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The decline in adversely classifieds was due primarily to payoffs, net principal paydowns, and net credit rating upgrades during the year, particularly of several commercial relationships based on a review of their individual business circumstances.

Total impaired loans amounted to $29.7 million and $31.8 million at September 30, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $17.3 million and $22.4 million at September 30, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $12.4 million and $9.4 million as of September 30, 2017 and December 31, 2016, respectively. The increase in non-accrual impaired loans was primarily due to the two larger commercial relationships noted above, which, based on a review of their individual business circumstances, management determined that no reserves were necessary on these relationships as of September 30, 2017.

In management's opinion, the majority of impaired loan balances at September 30, 2017 and December 31, 2016 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at September 30, 2017, impaired loans totaling $23.7 million required no specific reserves and impaired loans totaling $6.0 million required specific reserve allocations of $2.2 million.  At December 31, 2016, impaired loans totaling $25.7 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $2.6 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan amounts above as of September 30, 2017 and December 31, 2016 were $23.6 million and $27.0 million, respectively.  TDR loans on accrual status amounted to $17.3 million and $22.4 million at September 30, 2017 and December 31, 2016, respectively. TDR loans included in non-performing loans amounted to $6.3 million and $4.6 million at September 30, 2017 and December 31, 2016, respectively.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at September 30, 2017, December 31, 2016 and September 30, 2016. There were no additions, sales or writedowns on OREO during the nine months ended September 30, 2017 or 2016.

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

The allowance for loan losses to total loans ratio was 1.51% at September 30, 2017, 1.55% at December 31, 2016, and 1.59% at September 30, 2016. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2017.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Balance at beginning of year	$31,342	$29,008

Provision charged to operations	1,630	2,503
Recoveries on charged-off loans:
Commercial real estate	193	20
Commercial and industrial	391	637
Commercial construction	—	—
Residential	—	—
Home equity	3	2
Consumer	6	4
Total recoveries	593	663
Charged-off loans
Commercial real estate	—	179
Commercial and industrial	321	354
Commercial construction	—	5
Residential	—	—
Home equity	—	5
Consumer	60	42
Total Charged off	381	585

Net loans recovered	(212)	(78)
Ending Balance	$33,184	$31,589
Annualized net loans recovered: Average loans outstanding	(0.01)%	(0.01)%

See Note 4, “Allowance for Loan Losses” to the Company's consolidated financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$717,879	31.2%	$646,115	28.5%	$645,907	29.1%
Interest bearing checking	359,308	15.6%	372,696	16.4%	346,957	15.6%
Total checking	1,077,187	46.8%	1,018,811	44.9%	992,864	44.7%

Savings	198,595	8.6%	178,637	7.9%	181,653	8.2%
Money markets	770,006	33.4%	844,216	37.2%	815,861	36.7%
Total savings/money markets	968,601	42.0%	1,022,853	45.1%	997,514	44.9%

Certificates of deposit (CD's)	174,393	7.6%	167,895	7.4%	171,891	7.7%
Total customer deposits	2,220,181	96.4%	2,209,559	97.4%	2,162,269	97.3%

Brokered deposits (1)	82,492	3.6%	59,362	2.6%	59,340	2.7%
Total deposits	$2,302,673	100.0%	$2,268,921	100.0%	$2,221,609	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of September 30, 2017, customer deposits (deposits, excluding brokered deposits) increased $10.6 million, since December 31, 2016, and $57.9 million, or 3%, since September 30, 2016. The increase since December 31, 2016 was primarily in non-interest bearing checking account balances, largely offset by declines in money market account balances.

Customer deposits include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for full FDIC insurance. Essentially, the equivalent of the original deposited funds comes back to the Company as customer deposits within the appropriate category under total deposits on the balance sheet. The Company's balances in these reciprocal products were $222.7 million, $281.6 million and $278.4 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $231.7 million at September 30, 2017, compared to $70.0 million at December 31, 2016, an increase of $161.7 million. Wholesale funding has increased as loan growth has exceeded deposit growth.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of non-reciprocal overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at September 30, 2017, December 31, 2016, and September 30, 2016 brokered deposits were comprised only of brokered CDs. Brokered CDs increased $23.1 million, or 39%, at September 30, 2017 compared to December 31, 2016. Brokered CDs outstanding at September 30, 2017 had a weighted average remaining life of less than 1 year.

Borrowed Funds and Subordinated Debt

Borrowed funds, comprised of FHLB borrowings, amounted to $149.3 million at September 30, 2017, compared to $10.7 million at December 31, 2016 and $671 thousand at September 30, 2016. Borrowed fund balances have increased $138.6 million since year end as loan growth has outpaced deposit growth.

At September 30, 2017, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $340.0 million and capacity to borrow from the FRB Discount Window of approximately $120.0 million.

The Company had $14.8 million (net of deferred issuance costs) of outstanding subordinated debt at September 30, 2017, December 31, 2016 and September 30, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. See also Note 6, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's subordinated debt.

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

At September 30, 2017, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

Management believes, as of September 30, 2017, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of September 30, 2017, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC. The Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2017 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes (1)		Minimum Capital To Be Well Capitalized (2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$268,379	11.57%	$185,640	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$223,944	9.65%	$139,230	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$223,944	8.40%	$106,611	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$223,944	9.65%	$104,422	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$267,860	11.54%	$185,635	8.00%	$232,043	10.00%
Tier 1 Capital (to risk weighted assets)	$238,270	10.27%	$139,226	6.00%	$185,635	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$238,270	8.94%	$106,608	4.00%	$133,261	5.00%
Common equity tier 1 capital (to risk weighted assets)	$238,270	10.27%	$104,419	4.50%	$150,828	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 1.25% as of September 30, 2017, see discussion below.
(2) For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

Under the Basel III rules, capital ratio requirements for all banking organizations increased and include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of September 30, 2017.

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

For the nine months ended September 30, 2017, the Company paid $4.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 34,657 shares of the Company's common stock totaling $1.1 million. The direct purchase component of the DRSPP was used by stockholders to purchase 1,386 shares of the Company's common stock totaling $47 thousand during the nine months ended September 30, 2017.

On October 17, 2017, the Company announced a quarterly dividend of $0.135 per share to be paid on December 1, 2017 to stockholders of record as of November 10, 2017. The 2017 dividend rate represents a 3.8% increase over the 2016 dividend rate.

For further information about the Company's capital, see Note 8, "Stockholder's Equity," to the Company's unaudited consolidated financial statements contained in Item 1 of this Form 10-Q.

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

Investment assets under management, which are reflected at fair market value, increased $75.2 million, or 10%, since December 31, 2016 and increased $90.7 million, or 13%, since September 30, 2016.

Total assets under management increased $280.1 million, or 8%, since December 31, 2016 and $351.2 million, or 11%, since September 30, 2016.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Total assets	$2,725,472	$2,526,269	$2,470,849
Loans serviced for others	86,738	80,996	80,836
Investment assets under management	800,499	725,338	709,781
Total assets under management	$3,612,709	$3,332,603	$3,261,466

Results of Operations
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Unless otherwise indicated, the reported results are for the three months ended September 30, 2017 with the "same period," the "comparable period," and "prior period" being the three months ended September 30, 2016. Average yields are presented on a tax equivalent basis.

The Company's net income for the third quarter of 2017 amounted to $5.5 million, compared to $4.7 million for the same period in 2016, an increase of $792 thousand, or 17%.  Diluted earnings per share were $0.47 and $0.41 for the three months ended September 30, 2017 and September 30, 2016, respectively, an increase of 15%.

Net Interest Income

The Company's net interest income for the quarter ended September 30, 2017 amounted to $25.1 million, compared to $21.8 million for the quarter ended September 30, 2016, an increase of $3.3 million, or 15%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth and to a lesser extent an increase in rate.

Net Interest Margin

The Company's margin was 4.03% for the three months ended September 30, 2017 compared to 3.86% for the quarter ended September 30, 2016. Margin was 3.90% for the quarter ended June 30, 2017. Margin has increased since the same period in the prior year primarily to loan and investment yields increasing at a faster rate than cost of funds.

 Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$3,426	$2,326	$940	$160
Investment securities	388	367	64	(43)
Other interest earning assets (1)	40	(44)	154	(70)
Total interest earnings assets	3,854	2,649	1,158	47
Interest Expense
Interest checking, savings and money market	230	48	164	18
Certificates of deposit	75	(1)	78	(2)
Brokered CDs	66	54	8	4
Borrowed funds	167	101	2	64
Subordinated debt	(1)	—	(1)	—
Total interest-bearing funding	537	202	251	84
Change in net interest income	$3,317	$2,447	$907	$(37)
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2017 and 2016.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,149,365	$24,892	4.65%	$1,945,196	$21,466	4.45%
Investments (3)	375,236	2,017	2.73%	319,844	1,629	2.65%
Other interest earning assets (4)	36,271	136	1.48%	67,111	96	0.57%
Total interest earnings assets	2,560,872	27,045	4.33%	2,332,151	23,191	4.09%
Other assets	110,750			108,485
Total assets	$2,671,622			$2,440,636

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,396,589	883	0.25%	$1,300,326	653	0.20%
Certificates of deposit	170,500	372	0.87%	171,105	297	0.69%
Brokered CDs	84,649	254	1.19%	65,688	188	1.14%
Borrowed funds	53,181	169	1.26%	1,095	2	0.77%
Subordinated debt (5)	14,842	233	6.23%	14,829	234	6.26%
Total interest-bearing funding	1,719,761	1,911	0.44%	1,553,043	1,374	0.35%

Net interest rate spread			3.89%			3.74%

Demand deposits	704,177	—		656,158	—
Total deposits, borrowed funds and subordinated debt	2,423,938	1,911	0.31%	2,209,201	1,374	0.25%
Other liabilities	17,714			17,224
Total liabilities	2,441,652			2,226,425

Stockholders' equity	229,970			214,211
Total liabilities and stockholders' equity	$2,671,622			$2,440,636

Net interest income		$25,134			$21,817
Net interest margin (tax equivalent)			4.03%			3.86%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $845 thousand and $778 thousand for the quarters ended September 30, 2017 and September 30, 2016, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the third quarter of 2017, total interest and dividend income amounted to $27.0 million, an increase of $3.9 million, or 17%, compared to the prior period.  The increase resulted primarily from an increase of $228.7 million, or 10%, in the average balance of interest earning assets, mainly loans, and to a lesser extent a 24 basis point increase in the average yield.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $24.9 million for the three months ended September 30, 2017, an increase of $3.4 million, or 16%, over the comparable period, due primarily to loan growth, and to a lesser extent an increase in average loans and loans held for sale yields. The average balances of loans and loans held for sale increased $204.2 million, or 10%, for the three months ended September 30, 2017 compared to the same period in 2016, and average yields increased 20 basis points.

Income on investment securities amounted to $2.0 million, an increase of $388 thousand, or 24%, compared to the same period in 2016. This increase primarily resulted from an increase of $55.4 million, or 17%, in the average balance of investment securities. Average investment yields also increased 8 basis points due primarily to the debt security portfolio restructuring in the third quarter of 2017.

Income on other interest-earning assets amounted to $136 thousand, an increase of $40 thousand, or 42%, compared to the same quarter in the prior year. This increase was primarily due to an increase of 91 basis points in the average yield on other interest-earning assets due mainly to an increase in the Federal Funds rate since the prior period, partially offset by a decrease of $30.8 million, or 46%, in the average balance of other interest-earning assets.

Interest Expense

For the three months ended September 30, 2017, total interest expense amounted to $1.9 million, an increase of $537 thousand, or 39%, compared to the prior period. The increase in total interest expense was due to increases in both average rates and average balances. The increase in average rates resulted from higher cost of funds in the current year, primarily interest-bearing funding which increased 9 basis points over the same period in the prior year. At the same time, the average balance of interest-bearing funding increased $166.7 million, or 11% over the same period.

Interest expense on interest checking, savings and money market accounts amounted to $883 thousand, an increase of $230 thousand, or 35%, compared to the same prior year period due primarily to an increase in average rates of 5 basis points and to a lesser extent an increase in average balances of $96.3 million, or 7%.

Interest expense on CDs amounted to $372 thousand, an increase of $75 thousand, or 25%, compared to the same period in the prior year due primarily to an increase of 18 basis points in average rates.

Interest expense on brokered CDs amounted to $254 thousand, an increase of $66 thousand, or 35%, compared to the 2016 period, due primarily to an increase in average balances. Average balances increased $19.0 million, or 29%.

Interest expense on borrowed funds amounted to $169 thousand, an increase of $167 thousand due to increases in both average balances and average rates. Average balances increased $52.1 million, and average rates increased 49 basis points compared to prior period. Average rates increased due mainly to increases in the Fed Funds rate since the prior period.

The average balance of non-interest bearing demand deposits increased $48.0 million, or 7%, as compared to the same period in 2016.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 30% of total average deposit balances for both the three months ended September 30, 2017 and September 30, 2016.

Provision for Loan Loss

The provision for loan losses amounted to $1.2 million for the three months ended September 30, 2017, a decrease of $161 thousand compared to the same period last year.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2017 amounted to $3.4 million, a decrease of $504 thousand, or 13%, as compared to the same period. The significant changes are discussed below:

•	Investment advisory fees increased by $149 thousand, or 13%, primarily driven by asset growth due to changes in market values.

•	Deposit and interchange fees increased by $255 thousand, or 20%, primarily due to increases in business checking fees and to a lesser extent ATM interchange fees and overdraft fees.

•
Net gains (losses) on sales of investment securities decreased by $830 thousand in the third quarter of 2017, predominately from losses of $1.6 million realized from a debt security portfolio restructuring, largely offset by gains on equity sales in the current quarter of $1.3 million.

•	Net gain on loan sales decreased $110 thousand, or 56%, primarily due to lower volume in the third quarter of 2017 compared to the same period in 2016.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2017 amounted to $18.8 million, an increase of $1.4 million, or 8%, compared to the prior period in 2016. The significant changes are discussed below:

•	Salaries and employee benefits increased by $1.2 million, or 11%, primarily to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expense increased by $134 thousand, or 7%, mainly due to investments in our facilities, including new branches, the overall branch network, and operations buildings.

Income Taxes

The effective tax rate for the three months ended September 30, 2017, was 35.4%, compared to 32.3% for the three months ended September 30, 2016. The increase in rate was primarily due to higher levels of projected taxable income.

Results of Operations
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2017 with the "same period," the "comparable period," "prior year," and "prior period" being the nine months ended September 30, 2016. Average yields are presented on a tax equivalent basis.

The Company's net income for the nine months ended September 30, 2017 amounted to $16.7 million compared to $13.8 million for the same period in 2016, an increase of $2.9 million, or 21%.  Diluted earnings per share were $1.43 and $1.27 for the nine months ended September 30, 2017 and September 30, 2016, respectively, an increase of 13%. Diluted weighted average common shares outstanding for the nine months ended September 30, 2017 include the full impact of the 930,232 shares of common stock issued in the Company’s 2016 equity offering, while the respective weighted average for the 2016 period was only affected from the issue date of June 23, 2016 through period end.

Net Interest Income

The Company's net interest income for the nine months ended September 30, 2017 was $71.5 million compared to $64.2 million for the nine months ended September 30, 2016, an increase of $7.3 million, or 11%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.95% for the nine months ended September 30, 2017, and was relatively flat compared to the margin for the nine months ended September 30, 2016.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$7,165	$6,911	$237	$17
Investment securities	1,181	1,403	(46)	(176)
Other interest earning assets (1)	113	(30)	170	(27)
Total interest earnings assets	8,459	8,284	361	(186)

Interest Expense
Interest checking, savings and money market	601	231	368	2
Certificates of deposit	144	(12)	152	4
Brokered CDs	47	(47)	103	(9)
Borrowed funds	343	127	83	133
Subordinated debt	(3)	—	(3)	—
Total interest-bearing funding	1,132	299	703	130
Change in net interest income	$7,327	$7,985	$(342)	$(316)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2017 and 2016.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,098,992	$70,544	4.55%	$1,897,372	$63,379	4.52%
Investments (3)	377,273	5,901	2.65%	307,203	4,720	2.67%
Other interest earning assets (4)	29,748	302	1.35%	35,544	189	0.71%
Total interest earnings assets	2,506,013	76,747	4.23%	2,240,119	68,288	4.21%
Other assets	107,542			104,158
Total assets	$2,613,555			$2,344,277

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,386,227	2,467	0.24%	$1,231,888	1,866	0.20%
Certificates of deposit	166,546	986	0.79%	168,911	842	0.67%
Brokered CDs	74,584	664	1.19%	80,782	617	1.02%
Borrowed funds	50,179	422	1.12%	19,281	79	0.55%
Subordinated debt (5)	14,839	692	6.23%	14,826	695	6.26%
Total interest-bearing funding	1,692,375	5,231	0.41%	1,515,688	4,099	0.36%

Net interest rate spread			3.82%			3.85%

Demand deposits	680,817	—		616,686	—
Total deposits, borrowed funds and subordinated debt	2,373,192	5,231	0.29%	2,132,374	4,099	0.26%
Other liabilities	16,732			15,572
Total liabilities	2,389,924			2,147,946

Stockholders' equity	223,631			196,331
Total liabilities and stockholders' equity	$2,613,555			$2,344,277

Net interest income		$71,516			$64,189
Net interest margin (tax equivalent)			3.95%			3.96%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $2.5 million for the nine months ended September 30, 2017 and $2.3 million for the comparable period in 2016.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $76.7 million for the nine months ended September 30, 2017, an increase of $8.5 million, or 12%, compared to the prior period.  The increase resulted primarily from an increase of $265.9 million, or 12%, in the average balance of interest earning assets, mainly loans.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $70.5 million, an increase of $7.2 million, or 11%, over the comparable period, due primarily to an increase of average loans and loans held for sale balances by $201.6 million, or 11%, compared to the prior period. The average yield on loans and loans held for sale also increased 3 basis points since the same period in 2016 and amounted to 4.55% for the nine months ended September 30, 2017.

Income on investment securities amounted to $5.9 million, an increase of $1.2 million, or 25%, compared to the same period in 2016. This increase primarily resulted from an increase in the average balance of investment securities by $70.1 million, or 23%, partially offset by a 2 basis points decline in the average yield on investment securities.

Other interest earning assets income amounted to $302 thousand for the nine months ended September 30, 2017, an increase of $113 thousand, or 60%, compared to the prior period. The increase resulted from a 64 basis point increase in the average yield, mainly due to an increase in the Fed Funds rates since the prior period, partially offset by a decrease of $5.8 million, or 16%, in the average balance of other interest earning assets compared to the prior period.

Interest Expense

For the nine months ended September 30, 2017, total interest expense amounted to $5.2 million, an increase of $1.1 million, or 28%, over the same period in 2016 due primarily to an increase in the cost of funds, mainly interest-bearing funding, and to a lesser extent an increase in average balances. The average rate on interest-bearing funding increased by 5 basis points and the average balances increased $176.7 million, or 12%.

Interest expense on interest checking, savings and money market accounts amounted to $2.5 million, an increase of $601 thousand, or 32%, compared to the prior period due to both an increase in rates by 4 basis points and average balances of $154.3 million, or 13%, over the comparable period.

Interest expense on CDs amounted to $986 thousand, an increase of $144 thousand, or 17%, over the same period in 2016 due primarily to an increase in the average rate of 12 basis points.

Interest expense on brokered CDs amounted to $664 thousand, an increase of $47 thousand, or 8%, due primarily to an increase in the average rate, partially offset by a decrease in the average balance. The average rate increased 17 basis points, while the average balance decreased $6.2 million, or 8%.

Interest expense on borrowed funds amounted to $422 thousand, an increase of $343 thousand, due to increases in both average balances and average rates of borrowed funds since the prior year. Average balances increased $30.9 million and average rates increased 57 basis points since the prior period, mainly due to increases in the Fed Funds rate.

For the nine months ended September 30, 2017, the average balance of non-interest bearing demand deposits increased $64.1 million, or 10%, as compared to the same period in 2016.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% of total average deposit balances for both the nine months ended September 30, 2017 and 2016.

Provision for Loan Loss

The provision for loan losses amounted to $1.6 million for the nine months ended September 30, 2017, a decrease of $873 thousand compared to the same period last year.  The decrease in the provision for the nine months ended September 30, 2017 was due primarily to generally improved credit quality metrics and underlying collateral values, partially offset by increased loan growth compared to the prior year.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2017 amounted to $11.5 million, an increase of $781 thousand, or 7%, as compared to the nine months ended September 30, 2016. The significant changes are discussed below:

•	Investment advisory fees increased by $210 thousand, or 6%, primarily due to increases in investments under management from both new business and increases in market values.

•	Deposit and interchange fees increased by $599 thousand, or 16%, primarily due to increases in business checking fees and to a lesser extent ATM interchange fees.

•
Net gains (losses) on security sales decreased $126 thousand, or 21%. Net gains on securities sales were lower in the current year predominately due to gains on equity sales, largely offset by losses realized from a debt security portfolio restructuring.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2017 amounted to $57.0 million, an increase of $5.2 million, or 10%, compared to the same period in 2016.  The significant changes are discussed below:

•	Salaries and employee benefits increased by $4.2 million, or 13%, since the prior period, primarily to support the Company's strategic growth and market expansion initiatives.

•	Occupancy and equipment expenses increased $424 thousand, or 8%, mainly due to investments in our facilities, including new branches, the overall branch network, and operations buildings.

•
Technology and telecommunications expense increased $241 thousand, or 5%, primarily as a result of investments in our network infrastructure and security, to improve our service capabilities and to enhance business continuity.

•	Audit, legal, and professional expenses decreased by $183 thousand, or 15%, primarily due to a reduction of $101 thousand in audit and related fees compared to the same period in 2016.

•	Deposit insurance premiums increased by $133 thousand, or 13%, due primarily to changes in the FDIC's assessment methodology in late 2016, which applied to all banks, and the Company's growth.

Income Taxes

The effective tax rate for the nine months ended September 30, 2017 was 31.7%, compared to 33.0% for the nine months ended September 30, 2016. The decrease in rate was due primarily to the implementation of a new accounting pronouncement (ASU No. 2016-09) related to stock-based compensation accounting in the first quarter of 2017, which reduced tax expense and increased net income by approximately $832 thousand for the nine months ended September 30, 2017.

Recent Accounting Pronouncements

See Note 1, Item (e), “Recent Accounting Pronouncements” to the Company's unaudited consolidated financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2016 Annual Report on Form 10-K. At September 30, 2017, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side. Refer to heading “Results of Operations” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2017) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 7, 2017	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)