Form 10-K
period 2017-12-31
ENTERPRISE BANCORP INC /MA/
filed 2018-03-13
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-33912
Enterprise Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code
(978) 459-9000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.01 par value per share	NASDAQ Global Market
(Title of each class)	(Name of exchange on which registered)
 Securities registered pursuant to Section 12(g) of the Exchange Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $345,319,719 ($35.54 per share) as of June 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
March 2, 2018, Common Stock, par value $0.01, 11,635,044 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 1, 2018 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.	Business

Organization

Enterprise Bancorp, Inc. (the "Company," "Enterprise," "us," "we," or "our") is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company and state chartered commercial bank that commenced banking operations in 1989, has five wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

•	Enterprise Insurance Services, LLC, organized in 2000 in the State of Delaware for the purpose of engaging in insurance sales activities;

•
Enterprise Wealth Services, LLC, organized in 2000 in the State of Delaware for the purpose of offering non-deposit investment products and services, under the name of “Enterprise Wealth Services,” and

•
Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

Enterprise’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

Market Area

The Company’s primary market area is the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties).  Enterprise has 24 full-service branch banking offices located in the Massachusetts communities of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Lawrence, Leominster, Lowell, Methuen, Tewksbury, Tyngsboro and Westford, and in the New Hampshire communities of Derry, Hudson, Nashua, Pelham, Salem and Windham, which serve those cities and towns as well as the surrounding communities.

Management actively seeks to strengthen its market position by capitalizing on market opportunities to grow all business lines and the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of gathering deposits from the general public and investing primarily in commercial loans and investment securities and utilizing the resulting cash flows to conduct operations, expand the branch network, and pay dividends to stockholders.  Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as investment advisory and wealth management, trust and insurance services. The integrated branch network serves all product channels with knowledgeable service providers and well-appointed facilities.  Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state-of-the-art delivery channels in order to tailor product lines to customers' needs. These products and services are outlined below.

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professional practices and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement, and focused marketing strategies.  Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit.  The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

Interest rates charged on loans may be fixed or variable; variable rate loans may have fixed initial periods before periodic rate adjustments begin. Individual rates offered are dependent on the associated degree of credit risk, term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with the borrower, and may be subject to interest rate floors. Rates are also subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations. The Company has a “Back-to-Back Swap” program whereby the Bank enters into an interest-rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions.

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each branch location.  An internal loan review function assesses the compliance of commercial loan originations with the Company’s internal policies and underwriting guidelines and monitors the ongoing quality of the loan portfolio. The Company also contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. This same company is also contracted to perform limited stress testing on the commercial real estate portfolio on annual basis.

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

A management loan review committee, consisting of senior lending officers, credit, loan workout, loan operations, risk management and accounting personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the internal “watched asset list” and classified loan report. An internal credit review committee, consisting of senior lending officers and credit review personnel, meets to review loan requests related to borrowing relationships of certain dollar levels, as well as other borrower relationships recommended for discussion by committee members.

The Loan Committee of the Company’s Board of Directors (the “Board”) approves loan relationships exceeding certain prescribed dollar limits.  The Board's Loan Committee reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board’s Loan Committee is also responsible for approval of credit-related charge-offs recommended by management, subject to final approval by the full Board.

At December 31, 2017, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $49.1 million, subject to certain exceptions provided under applicable law.

See also "Risk Factors" contained in Item 1A and "Credit Risk" contained in Item 7, for further discussion on a variety of risks and uncertainties that may affect the Company’s loan portfolio.

Commercial Real Estate, Commercial and Industrial, and Commercial Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under U.S. generally accepted accounting procedures ("GAAP"), the balances participated out to other institutions are not carried as assets on the Company’s consolidated financial statements. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership.

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

Residential Loans

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, or as vacation homes or investment properties.  Loan-to-value limits vary, generally from 75% for multi-family, owner-occupied properties, up to 97% for single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

Credit Risk and Allowance for Loan Losses

Information regarding the Company’s credit risk and allowance for loan losses is contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in the section "Financial Condition," under the headings “Credit Risk,” “Asset Quality” and “Allowance for Loan Losses.”

Deposit Products

Deposits have traditionally been the principal source of the Company’s funds. Enterprise offers commercial checking, business and municipal savings accounts, term certificates of deposit ("CDs"), money market and business sweep accounts, Interest on Lawyers Trust Accounts ("IOLTA's"), and escrow management accounts, as well as checking and Simplified Employee Pension ("SEP") accounts to employees of our business customers.  A broad selection of competitive retail deposit products are also offered, including personal checking accounts earning interest and/or reward points, savings accounts, money market accounts, individual retirement accounts ("IRA") and CDs. Terms on CDs are offered ranging from one month to seventy-two months. As a member of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

In addition to the deposit products noted above, the Company also provides customers the ability to allocate money market, checking deposits and CDs to nationwide networks of reciprocating FDIC insured banks. Deposits are placed into nationwide networks in increments that are eligible for FDIC insurance.  This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the “excess” funds in FDIC insured accounts or term certificates issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's consolidated balance sheet, however the network's reciprocal dollar deposits are carried as customer deposits within the appropriate category under total deposits on the consolidated balance sheet.

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

On-line and mobile banking tools utilize multiple layers of customer authentication including device, geographic and biometric recognition, personal access ID’s and passwords, as well as digital signatures for certain transactions.

Personal and business debit card customers may also enlist in various digital wallet applications for their Android and Apple compatible devices to conduct convenient contactless debit payments in a unique secure environment at hundreds of thousands of retail locations.

Investment Services

The Company provides a range of investment advisory and management services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services.

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

Enterprise Wealth Services provides brokerage and management services through a third-party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor. Retirement plan services are offered through third-party arrangements with leading 401(k) plan providers.

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

Investment Activities

The Company's investment portfolio activities are an integral part of the overall asset-liability management program of the Company.  The investment function provides readily available funds to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments. In addition to the Bank, the Company holds investment securities in three Massachusetts security corporation subsidiaries in order to provide enhanced tax savings associated with certain state tax policies related to investment income.

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts investments in debt securities to high-quality securities within prescribed categories as approved by the Board. Management utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios within prescribed guidelines set by management. The Company’s internal investment policy also sets sector limits as a percentage of the total portfolio, identifies acceptable and unacceptable investment practices, and denotes approved security dealers. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

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

As of the balance sheet dates reflected in this annual report, all of the investment securities within the Company's investment portfolio were classified as available-for-sale and carried at fair value. Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily-impaired ("OTTI"). If a decline in the market value of an equity security or fund is considered other than temporary, the cost basis of the individual security or fund is written down to market value with a charge to earnings. For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if: 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery, or 3) a credit loss exists and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income.

Management reports investment transactions, portfolio allocation, effective duration, market value at risk and projected cash flows to the Board on a periodic basis. Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to the Board.  The Board also approves the Company’s ongoing investment strategy.

The Company is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock at par value in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value.

See also "Risk Factors" contained in Item 1A, and "Impairment Review of Investment Securities" contained under the heading "Accounting Policies/Critical Accounting Estimates" in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on a variety of risks and uncertainties that may affect the Company’s investment portfolio.

Other Sources of Funds

As discussed above, deposit gathering has been the Company's principal source of funds.  Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the Federal Reserve Bank of Boston ("FRB") Discount Window, and borrowing arrangements with correspondent banks.

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

Subordinated Debt

The Company had $14.8 million of outstanding subordinated debt (net of deferred issuance costs) at both December 31, 2017 and December 31, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15 year term, net of debt issuance costs. The Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply.

See Note 7, "Borrowed Funds and Subordinated Debt" to the consolidated financial statements in Item 8 below, for further information regarding the Notes and the Company’s other borrowings.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  Historically, the primary sources of capital for the Company and the Bank have been proceeds from the issuance of common stock and proceeds from the issuance of subordinated debt. Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan and direct stock purchase plan (together, the "DRSPP"). The Company believes its current capital is adequate to support ongoing operations.

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering (the "Offering"), at an offering price of $21.50 per share. The Company issued 930,232 shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes.

Since January 1, 2015, the Company has been subject to increasing capital ratio requirements, with a phase in period that extends to January 2019, as a result of regulation adopted by the federal bank regulatory agencies known as the "Basel III Rules." Management believes, as of December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of December 31, 2017, the Company met the definition of “well-capitalized” under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

See "Capital Requirements" below under the heading “Supervision and Regulation” for further information regarding the Company’s and the Bank’s regulatory capital requirements.  See also Note 10, "Stockholders' Equity" to the Company's consolidated financial statements, contained in Item 8, for further information regarding the Company's capital ratios.

Patents, Trademarks, etc.

The Company holds a number of registered service marks and trademarks related to product names and corporate branding.  The Company holds no other patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions that are material to its business.

Employees

At December 31, 2017, the Company employed 482 full-time equivalent employees.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

The Company currently uses outside vendors to design, support and host its two primary internet websites; www.enterprisebanking.com, for general banking products and services and Company information, as noted below; and www.enterprisewealth.com, for investment advisory and management services offered by the Bank, with a client portal that provides access to various customizable reports and statements for customers' wealth accounts.  The underlying structure of the websites allows for ongoing maintenance to be performed by third parties, and updates of information to be performed by authorized Company personnel. The information contained on or accessible from our websites does not constitute a part of this report and is not incorporated by reference.

The Bank's site provides information on the Company and its products and services. Users have the ability to open various deposit accounts, as well as the ability to submit mortgage loan applications online and, via a link, to access their bank accounts and perform various financial transactions with those accounts using a secure Online Banking platform. The site also provides the access point to a variety of specified banking services and information, various financial management tools, and Company investor and corporate information, which includes a corporate governance page.  The Company’s corporate governance page includes the corporate governance guidelines, Code of Business Conduct and Ethics, and whistleblower and non-retaliation protection policy, as well as the charters of the Board of Directors’ Audit, Compensation, and Corporate Governance/Nominating committees.

In the Investor Relations section of the Bank's website, under the SEC Filings tab, the Company makes available copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements and current reports on Form 8-K. Additionally, the site includes current registration statements that the Company has been required to file in connection with the issuance of its shares. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% or greater stockholders under Section 16 of the Securities Exchange Act of 1934, as amended ( the "Exchange Act") (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.sec.gov).

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

See also "Supervision and Regulation" below, Item 1A, "Risk Factors,” and "Opportunities and Risks" included in the section entitled "Overview," which is contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on how new laws and regulations and other factors may affect the Company’s competitive position, growth and/or profitability.

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

Regulatory Agencies
As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act, as amended (the "Bank Holding Company Act").

As a Massachusetts state-chartered bank, the Bank is subject to the supervision and regulation of the Massachusetts Division of Banks (the "Division") and, with respect to the Bank's New Hampshire branching operations, the New Hampshire Banking Department. As a state-chartered bank that accepts deposits and is not a member of the Federal Reserve System, the Bank is also subject to the supervision and regulation of the FDIC.

The Division also retains supervisory jurisdiction over the Company.

Bank Holding Company Regulation
As a registered bank holding company, the Company is required to furnish to the FRB annual and quarterly reports of its financial condition and results of operations and may also be required to furnish such additional information and reports as the Federal Reserve Board or the FRB may require.

Acquisitions by Bank Holding Companies

Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Company's acquisition of or merger with another bank holding company or acquisition of another bank would also require the prior approval of the Division.

Under the Bank Holding Company Act, any company must obtain approval of the Federal Reserve Board or, acting under delegated authority, the FRB, prior to acquiring control of the Company or the Bank. For purposes of the Bank Holding Company Act, "control" is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

Control Acquisitions

The Change in Bank Control Act, as amended (the "Change in Bank Control Act"), and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

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

Under the Change in Bank Control Act and applicable Massachusetts law, any person or group of persons acting in concert would also be required to file a written notice with the FDIC and the Division before acquiring any such direct or indirect control of the Bank.

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

In connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Volcker Rule amended the Bank Holding Company Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust preferred securities that back collateralized debt obligations. As the Company does not currently hold any of the prohibited investments, this aspect of the Volcker Rule does not have any impact on the Company’s consolidated financial statements at this time.

A bank holding company may also elect to become a "financial holding company," by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act, as amended (the "Community Reinvestment Act"), such as being "well-managed" and "well-capitalized," and must have a Community Reinvestment Act rating of at least "satisfactory." Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board. The Company believes that the Bank, which is the Company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company. However, the Company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.

Source of Strength

Under the Federal Reserve Board's "source-of-strength" doctrine, a bank holding company is required to act as a source of financial and managerial strength to any of its subsidiary banks. The holding company is expected to commit resources to support its subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve Board has not yet adopted regulations to implement this requirement.

Imposition of Liability for Undercapitalized Subsidiaries

Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan to its regulators. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or it may be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Safety and Soundness

The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The Federal Reserve Board has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company. The Federal Reserve Board also has the authority to prohibit activities of non-banking subsidiaries of bank holding companies which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.

For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company's consolidated net worth. There is an exception for bank holding companies that are well-managed, well-capitalized, and not subject to any unresolved supervisory issues. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company may not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve Board believes it not prudent to do so.

The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if such unsafe and unsound activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the consolidated balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $1 billion or more.

Pursuant to federal regulations, banks and bank holding companies must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well-capitalized, in which case the affected institution may no longer be deemed well-capitalized and may be subject to restrictions on various activities, including a bank's ability to accept or renew brokered deposits.

Under these capital guidelines, a banking organization is required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are "risk-adjusted" and assigned to various risk categories. In addition to such risk adjusted capital requirements, banking organizations are also required to maintain an additional minimum “leverage” capital ratio, which is calculated on the basis of average total assets without any adjustment for risk being made to the value of the assets.

Qualifying capital is classified depending on the type of capital as follows:

"Tier 1 capital" consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may count trust preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital, provided that the bank holding company has total assets of less than $15 billion and such trust preferred securities were issued before May 19, 2010;

"Tier 2 capital" includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses.

Under the Basel III Rules (defined below), effective January 1, 2015, a bank holding company must satisfy increased capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments once Basel III Rules are fully phased in. See “Capital Requirements under Basel III” below.

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

The Basel III Rules also introduced a common equity Tier 1 ("CET1") risk-based capital ratio. CET1 capital consists of retained earnings and common stock instruments, subject to certain adjustments. In addition, the rule requires that most regulatory capital deductions be made from CET1 capital.

The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

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

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks were also allowed to elect, on a one time basis in their March 31, 2015 quarterly filings, to permanently opt-out of the requirement to include most accumulated other comprehensive income ("AOCI") components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the previous capital rules. Under the Basel III Rules, in 2015 the Company made such election to permanently exclude AOCI from capital.

Overall, the Basel III Rules provide some important concessions for smaller, less complex financial institutions, such as the Company. These concessions may be expanded under a proposed interagency rulemaking release on September 27, 2017. This rulemaking could, if finalized and among other things, revise the definition and capital framework for high volatility commercial real estate and simplify the capital treatment of mortgage servicing assets, deferred tax assets, and investments in the capital of unconsolidated financial institutions.

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
Bank Regulation
The Bank is subject to the supervision and regulation of the Division and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department. Federal and Massachusetts laws and regulations that specifically apply to the Bank's business and operations cover, among other matters, the scope of its business, the nature of its investments, its reserves against deposits, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. The Bank is also subject to federal and state laws and regulations that restrict or limit loans or extensions of credit to, or other transactions with, “insiders,” including officers, directors and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from, or other transactions with, affiliates, including parent holding companies.
The FDIC and the Division may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If as a result of an examination, the Massachusetts Division of Banks or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Division and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including the following:

•	Requiring the Bank to take affirmative action to correct any conditions resulting from any violation or practice;

•
Directing the Bank to increase capital and maintain higher specific minimum capital ratios, which may preclude the Bank from being deemed to be well-capitalized and restrict its ability to engage in various activities;

•	Restricting the Bank's growth geographically, by products and services, or by mergers and acquisitions;

•
Requiring the Bank to enter into an informal or formal enforcement action to take corrective measures and cease unsafe and unsound practices, including requesting the board of directors to adopt a binding resolution, sign a memorandum of understanding or enter into a consent order;

•	Requiring prior approval for any changes in senior management or the board of directors;

•	Removing officers and directors and assessing civil monetary penalties; and

•	Taking possession of, closing and liquidating the Bank or appointing the FDIC as receiver under certain circumstances.

Permissible Activities
Under the Federal Deposit Insurance Act, as amended (the "FDIA"), and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the FDIC's Deposit Insurance Fund ("DIF"). In addition, the Bank may also form, subject to the approvals of the Massachusetts Division of Banks and the FDIC, "financial subsidiaries" to engage in any activity that is financial in nature or incidental to a financial activity. In order to qualify for the authority to form a financial subsidiary, the Bank is required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Bank has no current intention of doing so. Such a course of action may become necessary or appropriate at some time in the future depending upon the Bank's strategic plan.
Capital Adequacy Requirements
The FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Under the Basel III rules which became effective on January 1, 2015, banks are required to maintain four minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or "leverage capital ratio," of at least 4.0%, (2) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%, and (4) a CET1 capital ratio of 4.5%, which are the same minimum capital standards to which the Company is held on a consolidated basis. In addition, the FDIC’s prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
Prompt Corrective Action
The federal banking agencies have issued regulations pursuant to the FDIA, as revised by the Basel III Rules, defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as "well-capitalized:" (i) a Total risk-based capital ratio of 10% (unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered "well-capitalized" under the prompt corrective action framework, but not satisfy the full phased-in Basel III capital ratios. The Company's regulatory capital ratios and those of the Bank were in excess of the levels established for "well-capitalized" institutions under the Basel III Rules as of December 31, 2017.
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
Branching
Massachusetts law provides that a Massachusetts banking company may be "eligible" to submit a notice to the Division and the FDIC to establish a branch within the Commonwealth. A bank is "eligible" to submit a notice to establish a branch in the

Commonwealth if the following conditions are met: (i) the bank has received a satisfactory or higher Community Reinvestment Act (the "CRA") rating at its most recent CRA examination by the Division or federal regulator; (ii) the bank is adequately capitalized as defined under the provisions of the Federal Deposit Insurance Act and the FDIC’s Capital Adequacy Regulations; and (iii) the bank has not been notified that it is in troubled condition by the Division or any federal regulatory agency. A bank must also submit an application to the Division to relocate or close an existing branch in the Commonwealth. The Division and the FDIC consider a number of factors when making a decision to approve the notice, including financial condition, capital adequacy, earnings prospects, the needs of the community, and whether competition would be adversely affected.
Previously, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, (the "Riegle-Neal Act"), a bank's ability to branch into a particular state was largely dependent upon whether the state "opted in" to de novo interstate branching. Many states did not "opt-in," which resulted in branching restrictions in those states. The Dodd-Frank Act amended the Riegle-Neal legal framework for interstate branching to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Bank may, therefore, also establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state. In this case, the Bank would also be required to file an application with the Division, the FDIC and potentially the banking authority of the state into which the Bank intends to branch.
Deposit Insurance
The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits of $250,000 for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, in July 2016, the FDIC redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base.
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
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2017 and 2019.
Restrictions on Dividends and Other Capital Distributions
The Company's ability to pay dividends on its shares depends primarily on dividends it receives from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Bank. Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Generally, so long as the Bank remains adequately capitalized, it may make capital distributions during any calendar year equal to up to 100% of net income for the year to date plus retained net income for the two preceding years. However, if the Bank's capital becomes impaired or the FDIC or Division otherwise determines that the Bank is in need of more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions.
Community Reinvestment Act
The Community Reinvestment Act of 1977 and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the FDIC and the Division evaluate the record of each financial institution in meeting such credit needs.  The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open, relocate or close a branch or facility.  Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the ability to request the Bank’s CRA Performance Evaluation and other various related documents.  The Bank received a rating of "High Satisfactory" by the Division and "Satisfactory" by the FDIC on its most recent Community Reinvestment Act examination.
Restrictions on Transactions with Affiliates and Loans to Insiders
Transactions between the Bank and its affiliates are subject to the provisions of Section 23A and 23B of the Federal Reserve Act (the "Affiliates Act"), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank.
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
The Bank is also prohibited from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve Board has also issued Regulation W which codifies prior regulations under the Affiliates Act and interpretive guidance with respect to affiliate transactions.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a "Statement on Prudent Risk Management for Commercial Real Estate Lending" reminding banks of the need to engage in risk management practices for commercial real estate lending.

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

•
Significant increases in the regulation of mortgage lending and servicing by banks and non-banks.  In particular, requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; requirements that mortgage originators be properly qualified, registered, and licensed and comply with any regulations designed by the Consumer Financial Protection Bureau ("CFPB") to monitor their operations; mandates of comprehensive additional and enhanced residential mortgage loan related disclosures, both prior to loan origination and after; mandates of additional appraisal practices for loans secured by residential dwellings, including potential additional appraisals at the banks cost; mandates of additional collection and reporting requirements on transactions that are reportable under the Home Mortgage Disclosure Act; additional restrictions on the compensation of loan originators; and requirements that mortgage loan securitizers retain a certain amount of risk (as established by the regulatory agencies).  However, mortgages that conform to the new regulatory standards as "qualified residential mortgages" will not be subject to risk retention requirements.

Although the majority of the Dodd-Frank Act’s rulemaking requirements have been met with finalized rules, approximately one-fifth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. In addition, on February 3, 2017, the President signed an executive order ("Order") calling for the administration to review various U.S. financial laws and regulations. Pursuant to this Order, the U.S. Department of the Treasury released their first report on June 12, 2017 and their second report on October 6, 2017. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act. On June 8, 2017, the House of Representatives approved a bill known as the Financial Choice Act, which scales back or eliminates many of the post-crisis banking rules, including the repeal of the Vockler Rule and limitations on the CFPB's authority to regulate large banks and payday lenders. On December 5, 2017, the Senate Banking Committee passed the Economic Growth, Regulatory Relief and Consumer Protection Act, a more targeted financial reform bill. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not materially amended, it is likely to continue to increase the Company's cost of doing business, limit the Bank's permissible activities, and affect the competitive balance within the industry and market.
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

On January 10, 2013, the CFPB released its final "Ability-to-Repay/Qualified Mortgage" rules, which amended TILA’s implementing regulation, Regulation Z. The rule generally requires creditors to make a reasonable, good faith determination of a consumer's ability to repay for certain consumer credit transactions secured by a dwelling and establishes certain protections from liability under this requirement for "qualified mortgages." The final rule implements sections 1411, 1412 and 1414 of the Dodd-Frank Act. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans adjusting annually. As of January 1, 2016 and continuing in 2017, the small creditor exemption was extended to banks with assets under $2.052 billion. As the Bank's assets are above $2.052 billion, the Bank does not meet this exemption.
On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule ("TRID"), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015, for applicable closed-end consumer credit transactions secured by real property. TRID also has changed the scope of transactions applicable, and adjusted the tolerance requirements and record retention requirements.
Home Mortgage Disclosure Act ("HMDA")
On October 15, 2015, pursuant to section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regards to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule go into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures.
UDAP and UDAAP
Banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices," referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.
Incentive Compensation
In June 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings of the supervisory initiatives will be included in reports of examination. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
In addition, publicly traded companies are required by the SEC to give stockholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Also, certain publicly traded companies will be required to disclose the ratio of the compensation of its chief executive officer (CEO) to the median compensation of its employees. These companies will be required to provide disclosure of their pay ratios for their first fiscal year beginning on or after January 1, 2017.
The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution. All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are "unreasonable" or "disproportionate" to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers). Moreover, the proposed rule includes a new requirement which provides that an incentive-based compensation arrangement must (i) include financial and non-financial measures of performance, (ii) be designed to allow non-financial measures of performance to override financial measures of performance, when appropriate (so called safety and soundness factors), and (iii) be subject to adjustment to reflect actual losses, inappropriate risk taking, compliance deficiencies, or other measures or aspects of financial and non-financial performance. Finally, the Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.
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
Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to non-affiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to non-affiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with non-affiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third-party for use in marketing.

Bank Secrecy Act, and Anti-Money Laundering
Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain record-keeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.
On May 10, 2016, the Financial Crimes Enforcement Network issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the "beneficial owner" of legal entity customers. The formal implementation date is May 11, 2018.
USA Patriot Act and Know-Your-Customer
Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The USA Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.
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
See also Item 1A, "Risk Factors," and "Opportunities and Risks" included in the section entitled "Overview," which is contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on how new laws and regulations may affect the Company’s business, financial condition and results of operations.

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

Federal and state statutes and related regulations, including tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business. Notwithstanding the current administration's agenda, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

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
See the section entitled "Supervision and Regulation" contained in Item 1, "Business," for additional information regarding the supervisory and regulatory issues facing the Company and the Bank.

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

The Company May Need to Increase its Allowance for Loan Losses
The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. The Financial Accounting Standards Board has announced changes to accounting standards that will impact the way banking organizations estimate their allowance for loan losses beginning in January 2020. These changes or any others to accounting rules governing credit impairment estimates and recognition may increase the level of the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

Increases in the Company's Non-performing Assets Could Adversely Affect the Company's Results of Operations and Financial Condition in the Future
Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase the Company's risk profile and the capital that regulators believe is appropriate in light of such risks, and have an impact on the Company's FDIC risk based deposit insurance premium rate. The resolution of non-performing assets requires significant time commitments from management and staff. The Company may experience further increases in non-performing loans in the future, and non-performing assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company's financial condition and results of operations.

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

Concentrations in Commercial Real Estate Lending is Subject to Heightened Risk Management and Regulatory Review
As noted above, the Company’s loan portfolio consists primarily of commercial real estate loans. If a concentration in commercial real estate lending is present, as measured under government banking regulations, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If a concentration is determined to exist, the Company may incur additional operating expenses in order to comply with additional risk management practices and increased capital requirements which could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Loans," "Credit Risk," and "Asset Quality" included in the section entitled "Financial Condition," for further information regarding the Company’s commercial loan portfolio and credit risk.
The Company’s Investment Portfolio Could Incur Losses or Fair Market Value Could Deteriorate
There are inherent risks associated with the Company’s investment activities.  These risks include the impact from changes in interest rates, weakness in real estate, municipalities, government sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things.  These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

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

In addition, the benefit of tax exempt investments are directly related to the enacted tax law and rates, and lower tax rates will diminish the tax advantages of certain investments, as recently experienced with the 2017 federal tax cuts.

See the discussions contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Impairment Review of Investment Securities," which is contained in the "Accounting Policies/Critical Accounting Estimates" section, Note 1, "Summary of Significant Account Policies" under Item (d) "Investments," and (e) "Restricted Investments," and Note 2, "Investment Securities” to the consolidated financial statements in Item 8 below for further information regarding the process by which the Company determines the level of OTTI.

The Company is Subject to Interest Rate Risk
The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The re-pricing frequency and magnitude of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition. If the interest rates paid on interest-bearing deposits and other liabilities increase at a faster rate or magnitude than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly or steeply than falling interest rates paid on interest-bearing liabilities.

See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussions related to the Company’s management of interest rate risk.

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding.  If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future.  Any such increased reliance on wholesale funding, or increases in funding rates in general could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled "Other Sources of Funds" contained in Item 1, "Business," and in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Liquidity," which is included in the section entitled "Financial Condition" for further information regarding the Company’s sources of contingent liquidity.

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

See the discussions contained in the section entitled "Other Sources of Funds" contained in Item 1, "Business," and in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Liquidity," included in the section entitled "Financial Condition" for further information regarding the Company’s sources of contingent liquidity.

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

The Company's failure to remain "well-capitalized" for bank regulatory purposes could affect customer confidence, restrict the Company's ability to grow (both assets and branching activity), increase the Company's costs of funds and FDIC insurance costs, prohibit the Company's ability to pay dividends on common shares, and its ability to make acquisitions, and have a negative impact on the Company's business, results of operation and financial conditions, generally. Under FDIC rules, if the Bank ceases to be a "well-capitalized" institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may be restricted.

See the sections entitled "Supervision and Regulation" and "Capital Resources" contained in Item 1, "Business," for additional information regarding regulatory capital requirements for the Company and the Bank and new capital requirements under Basel III regulatory capital and liquidity standards.

The Investment Management Fees the Company Receives May Decrease as a Result of a Decline in Aggregate Assets Under Management, Which Could Decrease Revenues and Net Earnings
The Company's Enterprise Wealth Management and Enterprise Wealth Services channels derive their revenues primarily from investment management fees based on assets under management. Investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, poor investment decisions, loss of key investment management personnel, our ability to maintain customer service levels, competition from investment management companies and alternative investment options, investors' perception of our past investment performance, in either relative or absolute terms, fluctuations in financial markets and various economic conditions.

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

See the section entitled "Competition" contained in Item 1, "Business," for additional information regarding the competitive issues facing the Company.

Controls and Procedures Could Fail, or Be Circumvented by Theft, Fraud or Robbery
Management regularly reviews and updates the Company’s internal controls over financial reporting, corporate governance policies, compensation policies, Code of Business Conduct and Ethics and security controls to prevent and detect theft, fraud or robbery from both internal and external sources.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s internal controls and procedures, or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, whether by employees, management, directors, or external elements, or any illegal activity conducted by a Bank customer, could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

See the discussion under the heading "Opportunities and Risks" contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Company’s operational risk management.

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

The Infrastructure Necessary to Run Technology May Experience an Interruption or Failure
The Company's and key service provider's information systems, in general, rely heavily on infrastructures such as electrical grids, voice and data communication, and internet server networks, which could be subject to failures or disruptions as a result of natural disasters, power or telecommunications disruptions, acts of terrorism or war, physical or electronic security breaches, industry wide or localized cyber-attacks, wide-spread Distributed Denial of Service attacks, or similar events or disruptions. A material disruption to infrastructure could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company’s business, financial condition and results of operations.

Information Systems Could Experience an Interruption or Failure
The Company relies heavily on internal information systems to conduct its business.  These systems must be continually reviewed, managed and upgraded on a recurring basis. The occurrence of any failures or interruptions of the Company’s information systems (including any breakdown in logic and/or algorithms used), access points (or those of third-party service providers), or in commonly used operating systems could disrupt the Company’s ability to conduct business and process transactions for an indeterminable length of time.  Any breakdown in these information systems or the Company's inability to identify, respond and correct such breakdown, could result in an interruption in the ability to conduct transactions, a loss of customer business, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

See the discussion under the heading "Opportunities and Risks" contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Company’s information security and technology practices and the Company’s Disaster Recovery and Business Continuity Plan.

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

See the discussion under the heading "Opportunities and Risks" contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Company’s information security and technology practices and the Company’s Disaster Recovery and Business Continuity Plan.

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

See the discussion under the heading "Opportunities and Risks" contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Company’s Disaster Recovery and Business Continuity Plan and third-party risk management.

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

See the discussions contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Impairment Review of Goodwill," contained in the "Accounting Policies/Critical Accounting Estimates" section, for further information regarding the process by which the Company determines whether an impairment of goodwill has occurred.

Damage to the Company’s Reputation Could Affect the Company’s Profitability and Stockholders' Value
The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service providers, and others, with whom the Company conducts business or potential future business.  Any negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company’s current or potential business practices or activities, cyber-security issues, regulatory compliance, an inability to meet obligations, employees, management or directors’ ethical standards or actions, or about the banking industry in general, could harm the Company’s reputation.  Any damage to the Company’s reputation could affect its ability to retain and develop the business relationships necessary to conduct business which in turn could negatively impact the Company’s business, financial condition, results of operations and the market price of the Company’s common stock.

The Company is Exposed to Legal Claims and Litigation
The Company is subject to legal challenges under a variety of circumstances in the course of its normal business practices in regards to laws and regulations, duties, customer expectations of service levels, in addition to potentially illegal activity (at a federal or state level) conducted by any of our customers, use of technology and patents, operational practices and those of contracted third-party service providers and vendors, and stockholder matters, among others. Regardless of the scope or the merits of any claims by potential or actual litigants, the Company may have to engage in litigation that could be expensive, time-consuming, disruptive to the Company's operations, and distracting to management. Whether claims or legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, damage the Company’s reputation, subject the Company to additional regulatory scrutiny and restrictions, and/or adversely affect the market perception of our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's financial condition and results of operations.

The Company’s Insurance Coverage May Not be Adequate to Prevent Additional Liabilities or Expenses
The Company maintains insurance policies that provide coverage for various risks at levels the Company deems adequate to provide reasonable coverage for losses.  The coverage applies to incidents and events which may impact such areas as: loss of bank facilities; accidental injury or death of employees; injuries sustained on bank premises; cyber and technology attacks or breaches; loss of customer nonpublic personal information; processing of fraudulent transactions; robberies, embezzlement and theft; improper processing of negotiable items or electronic transactions; improper loan underwriting and perfection of collateral, among others.  These policies will provide varying degrees of coverage for losses under specific circumstances, and in most cases after related deductible amounts are paid by the Company.  However, there is no guarantee that the circumstance of an incident will meet the criteria for insurance coverage under a specific policy, and despite the insurance policies in place the Company may experience a loss incident or event which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations.

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

The Market Price of the Company’s Common Stock Could be Affected by General Industry Issues
The banking industry may be more affected than other industries by certain economic, credit, regulatory or information security issues.  Although the Company itself may or may not be directly impacted by such issues, the Company’s stock price may swing up or down due to the influence, both real and perceived, of these issues, among others, on the banking industry in general. Investment in the Company's stock is not insured against loss by the FDIC, or any other public or private entity. As a result, and for the other reasons described in this "Risk Factors" section and elsewhere in this report, if you acquire our common stock, you may lose some or all of your investment.

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

See item (t), "Recent Accounting Pronouncements," contained in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements in Item 8 below for further information about the status of the Company's assessment of recently adopted and pending Accounting Standard Updates.

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

The recently enacted Tax Cuts and Jobs Act will reduce the Bank’s federal tax rate in future periods, beginning in 2018 to 21% from its previous level of approximately 35%. As noted above, the change required the Bank to revalue its deferred tax assets for the year ended 2017 based upon the lower rate at which they will be recovered, thereby lowering their value. The reduction of the corporate federal tax rate is only one of many aspects of the new regulation; the Company continues to assess the full impact that the new federal tax changes will have on the Company's effective tax rate beginning in 2018.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company’s directors and executive officers, as a group, beneficially own approximately 20% of the Company’s outstanding common stock as of December 31, 2017. Management views this ownership commitment by insiders as an integral component of maintaining the Company’s locally managed connection to the communities we serve and sense of ownership. However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to stockholders for approval, including the election of directors.

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

See the discussion under the heading "Dividends" which is contained in Item 5, "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" below.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company's main office and operational support and lending offices are located in Lowell, Massachusetts. The main Lowell campus consists of four buildings, two of which are owned and two of which are leased, with ample on-site customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2017, the Company had 24 full-service branch banking offices serving the Greater Merrimack Valley and North Central regions of Massachusetts, and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Of these branches, 15 were leased and 9 were owned.

The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used. However, the Company regularly looks for opportunities to improve its facilities and locations. We expect the relocation (leased to owned) of our Leominster, MA branch to be completed in spring of 2018.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties. In February 2017, the Company purchased, at fair market value, a multi-tenant building which included a previously leased branch location. The location remains an active full service banking branch, with approximately 50% of the building designated as tenant space. With the relocation of the Salem, NH branch in 2017, the Company remains party to the lease on the previous branch location, which expires in 2018.

See Note 5, "Premises and Equipment" to the consolidated financial statements in Item 8 below, for further information regarding the Company’s lease obligations listed above.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock

The Company’s common stock trades on the NASDAQ Global Market under the trading symbol "EBTC."

The following table sets forth sales volume and price information for the common stock of the Company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2017
4th Quarter	548,890	$38.25	$33.80
3rd Quarter	538,569	37.89	30.00
2nd Quarter	1,089,356	36.89	29.02
1st Quarter	1,066,573	39.25	30.04

2016
4th Quarter	927,525	$38.96	$25.35
3rd Quarter	1,000,337	30.81	22.34
2nd Quarter	771,472	26.00	21.36
1st Quarter	527,670	27.06	20.01

As of March 2, 2018, there were 1,221 registered stockholders of the Company’s common stock and 11,635,044 shares of the Company’s common stock outstanding.

Dividends

In 2017, quarterly dividends of $0.135 per share were paid to the Company's stockholders in March, June, September and December.  Total 2017 dividends of $0.54 per share represented an increase of 3.8% compared to total dividends of $0.52 paid to the Company's stockholders on a quarterly basis in 2016.

The Company maintains a dividend reinvestment and direct stock purchase plan (the "DRSPP").  The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the year ended December 31, 2017, the Company paid $6.2 million in cash dividends to holders of common stock. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 44,752 shares of the Company's common stock totaling $1.5 million. The direct purchase component of the DRSPP was used to purchase 2,014 shares of the Company's common stock totaling $70 thousand during the year ended December 31, 2017.

In 2016, the Company paid $5.7 million in cash dividends to holders of common stock. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 53,516 shares of the Company’s common stock totaling $1.4 million. The direct purchase component of the DRSPP was used to purchase 1,562 shares of the Company's common stock totaling $38 thousand during the year ended December 31, 2016.

On January 16, 2018, the Company announced a quarterly dividend of $0.145 per share, which was paid on March 1, 2018 to stockholders of record as of February 8, 2018. On an annualized basis, this quarterly dividend represents a 7.4% increase over the 2017 quarterly dividend rate.

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

The statutory term "net profits" essentially equates with the accounting term “net income” and is defined under the Massachusetts banking statutes to mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from such total all current operating expenses, actual losses, accrued dividends on any preferred stock and all federal and state taxes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, with respect to the Company’s 2009 Stock Incentive Plan, as amended, and the 2016 Stock Incentive Plan which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	194,218	$19.29	465,198
Equity compensation plans not approved by security holders	—	—	—
TOTAL	194,218	$19.29	465,198

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2017 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Enterprise Bancorp, Inc.	$100.00	$131.52	$160.71	$148.75	$249.88	$230.29
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
SNL Bank $1B - $5B Index	100.00	145.41	152.04	170.20	244.85	261.04

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2017.

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	2,289	$37.20	—	—
November	0	0	—	—
December	0	0	—	—

(1) Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting restricted stock (net settlement of shares).

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
EARNINGS DATA
Net interest income	$97,522	$86,792	$78,294	$71,230	$65,791
Provision for loan losses	1,430	2,993	3,267	1,395	3,279
Net interest income after provision for loan loss	96,092	83,799	75,027	69,835	62,512
Non-interest income	14,958	13,639	13,139	12,813	12,553
Net gains on sales of investment securities	716	802	1,828	1,619	1,239
Non-interest expense	76,145	70,328	65,732	62,031	55,824
Income before income taxes	35,621	27,912	24,262	22,236	20,480
Provision for income taxes	16,228	9,161	8,114	7,585	6,951
Net income	$19,393	$18,751	$16,148	$14,651	$13,529

COMMON SHARE DATA
Basic earnings per share	$1.68	$1.71	$1.56	$1.45	$1.37
Diluted earnings per share	1.66	1.70	1.55	1.44	1.36
Book value per share at year end	19.97	18.72	17.38	16.35	15.14
Dividends paid per share	$0.54	$0.52	$0.50	$0.48	$0.46
Basic weighted average shares outstanding	11,568,430	10,966,333	10,323,016	10,118,762	9,862,678
Diluted weighted average shares outstanding	11,651,763	11,039,511	10,389,934	10,209,243	9,950,609

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$2,817,564	$2,526,269	$2,285,531	$2,022,228	$1,849,925
Loans serviced for others	89,059	80,996	71,272	64,122	72,711
Investment assets under management	844,977	725,338	678,377	674,604	667,330
Total assets under management (1)	$3,751,600	$3,332,603	$3,035,180	$2,760,954	$2,589,966

Total loans	$2,269,904	$2,022,729	$1,859,962	$1,672,604	$1,524,056
Allowance for loan losses	32,915	31,342	29,008	27,121	26,967
Investment securities	405,206	374,790	300,358	245,065	215,369
Interest-earning deposits and fed funds	14,496	17,428	19,177	10,102	12,371
Deposits	2,441,362	2,268,921	2,018,148	1,768,546	1,635,992
Borrowed funds	89,000	10,671	53,671	58,900	36,534
Subordinated debt	14,847	14,834	14,822	10,825	10,825
Total stockholders’ equity	231,810	214,786	180,327	166,950	151,334

RATIOS
Return on average total assets	0.73%	0.78%	0.76%	0.76%	0.78%
Return on average stockholders’ equity	8.58%	9.33%	9.29%	9.20%	9.32%
Allowance for loan losses to total loans	1.45%	1.55%	1.56%	1.62%	1.77%
Stockholders’ equity to total assets	8.23%	8.50%	7.89%	8.26%	8.18%
Dividend payout ratio	32.14%	30.41%	32.05%	33.10%	33.58%

(1) Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such total assets under management is not a financial measurement recognized under GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as "Enterprise," "us," "we," or "our") consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data" and the other financial and statistical information contained in this report.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K (this "Form 10-K") contains certain forward-looking statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Any forward-looking statements in this Form 10-K are based on information available to the Company as of the date of this Form 10-K, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) technology-related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures; (vii) cyber-security risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and the Tax Cuts and Jobs Act enacted on December 22, 2017 and the additional regulations or repeals that may be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (x) changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and (xiii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed above in Item 1A, "Risk Factors" which could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the year ended December 31, 2017, amounted to $19.4 million, an increase of $642 thousand compared to the year ended December 31, 2016. Diluted earnings per share were $1.66 for the year ended December 31, 2017, as compared to $1.70 for the year ended December 31, 2016. Diluted earnings per share for the year ended December 31, 2017 includes the full year dilutive impact of the Company’s equity offering issued on June 23, 2016.

Like most banks, the Company’s 2017 results were impacted by a tax expense adjustment to the Bank's net deferred tax assets because of the recently enacted Tax Cuts and Jobs Act ("the new federal tax bill"). This noncash expense for the Company was approximately $4.8 million. The new federal tax bill will reduce the Bank’s federal tax rate in future periods, beginning in 2018, to 21% from its 2017 level of approximately 35%. This reduced rate will positively impact net income in future periods, but as noted above also required the Bank to revalue its net deferred tax assets for the year ended 2017 based upon the lower rate at which they will be recovered, thereby lowering the value of net deferred tax assets.

2017 was a strong year of growth for our franchise and this growth positively impacted our financial results. Total assets, loans, and customer deposits have increased 12%, 12%, and 4%, respectively, as compared to December 31, 2016.

Strategically, our focus remains on organic growth and continually planning for and investing in our future. In addition to our recently opened 24th branch, in Windham, NH, and the completed relocation of our branch in Salem, NH, we expect the relocation of our Leominster, MA branch to be completed in the spring of 2018. These new branches in prime locations will provide improved, state-of-the-art experiences in these communities to better serve our customers.

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

Net interest income for the year ended December 31, 2017 amounted to $97.5 million, an increase of $10.7 million, or 12%, compared to the year ended December 31, 2016. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $209.5 million for the year ended December 31, 2017, compared to the same 2016 period average. Margin was 3.97% for the year ended December 31, 2017, compared to 3.94% for the year ended December 31, 2016. See the discussion under the heading "Results of Operations" below, in this Item 7, for further information regarding changes in margin.

The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as "interest rate risk" and is reviewed in more detail in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K.

For the years ended December 31, 2017 and December 31, 2016, the provisions to the allowance for loan losses amounted to $1.4 million and $3.0 million, respectively. The decrease in the provision for the year ended December 31, 2017 was due primarily to generally improving credit quality metrics and underlying collateral values, partially offset by increased loan growth compared to the prior year.

Contributing to the changes in the provision for loan losses for the year ended December 31, 2017 compared to the prior year were:

•	Total non-performing loans as a percentage of total loans amounted to 0.40% at December 31, 2017, compared to 0.47% at December 31, 2016.

•	The ratio of adversely classified loans to total loans amounted to 1.16% at December 31, 2017, compared to 1.70% at December 31, 2016.

•
The balance of the allowance for loan losses allocated to impaired and adversely classified loans decreased by $1.4 million for the year ended December 31, 2017, compared to an increase of $1.2 million during the year ended December 31, 2016.

•	The Company recorded net recoveries of $143 thousand for the year ended December 31, 2017, compared to net charge-offs of $659 thousand for the year ended December 31, 2016.

•	Loan growth for the year ended December 31, 2016 was $247.2 million, compared to $162.8 million during the year ended December 31, 2016.

The allowance for loan losses to total loans ratio was 1.45% at December 31, 2017 and 1.55% at December 31, 2016.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Credit Risk," "Asset Quality," and "Allowance for Loan Losses."

Non-interest income for the year ended December 31, 2017 amounted to $15.7 million, an increase of $1.2 million, or 9%, compared to the year ended December 31, 2016. The increase in non-interest income over the prior year period was due primarily to increases in deposit and interchange fees and investment advisory fees, partially offset by decreases in loan sale income.
For the year ended December 31, 2017, non-interest expense amounted to $76.1 million, an increase of $5.8 million, or 8%, over the year ended December 31, 2016. The increase in expenses over the prior year primarily related to the Company’s strategic growth and market expansion initiatives, mainly increases in salaries and benefits expenses.
In addition to the impact from the new federal tax bill, in the first quarter of 2017 the Company adopted a new accounting standard update ("ASU"), ASU No. 2016-09 “Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting,” which, among other aspects, relates to the tax treatment of equity compensation. The Company's provision for income taxes decreased by approximately $922 thousand for the year ended December 31, 2017 related to the adoption of this standard.

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

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest-earning assets, amounted to $405.2 million at December 31, 2017, an increase of $30.4 million, or 8%, since December 31, 2016 and comprised 14% of total assets at December 31, 2017 and 15% of total assets at December 31, 2016.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial lending relationships. Total loans amounted to $2.27 billion at December 31, 2017, compared to $2.02 billion at December 31, 2016, an increase of $247.2 million, or 12%, comprising 81% of total assets at December 31, 2017 and 80% at December 31, 2016. Total commercial loans amounted to $1.98 billion, or 87% of gross loans, at December 31, 2017, which was relatively consistent with the composition at December 31, 2016.

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

Customer deposits (total deposits excluding brokered deposits) were $2.29 billion at December 31, 2017, and equated to 81% of total assets, compared to $2.21 billion at December 31, 2016, or 87% of total assets, an increase of $84.3 million, or 4%. During the year, the increase was primarily due to increases in checking account balances (mainly non-interest bearing accounts), partially offset by decreases in money market account balances.

Wholesale funding amounted to $236.5 million at December 31, 2017, and equated to 8% of total assets, compared to $70.0 million at December 31, 2016, or 3% of total assets, an increase of $166.5 million. Wholesale funding included FHLB advances of $89.0 million and $10.7 million at December 31, 2017 and December 31, 2016, respectively, and brokered deposits of $147.5 million at December 31, 2017 compared to $59.4 million at December 31, 2016. The Company's level of wholesale funding has increased in 2017 as loan growth exceeded customer deposit growth.

Opportunities and Risks

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with in-depth understanding of our markets, and a commitment to open and honest communication with clients. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy and has led to a strong referral network with local businesses, non-profit organizations and community leaders. Management believes the Company's community service culture and reputation makes the Enterprise team stand out among the competition and positions the Company to be a leading banking provider of loans, deposits and cash management services, investment advisory and wealth management, trust and insurance services in its growing market area.

The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art secure delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. In addition, Enterprise carefully plans market expansion through new branch development, identifying markets strategically located to complement existing branch locations while expanding the Company's geographic market footprint. In early July 2016, a second branch location was opened in Nashua, NH, and in July 2017, the Company opened its 24th branch office, in Windham, NH, its seventh location in Southern New Hampshire. In addition, the Company recently relocated the Salem, NH branch, and expects the relocation of the Leominster, MA branch to be completed in the spring of 2018. These new and enlarged branches in prime locations will provide improved, state-of-the-art experiences in these communities to better serve our customers. Branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services and cash management products.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development and referral efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which have served to provide consistent quality asset growth over varying economic cycles during the Company's history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

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

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. National and larger regional banks and financial institutions have a local presence in the Company's market area.  These larger institutions have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, non-bank electronic payment and funding channels, and other financial intermediaries.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, and banks exiting certain business lines and/or markets are expected to continue to have an impact on the regional competitive market.

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

In addition, the cost of compliance with new government regulations, changes in tax legislation and the interest rate environment continue to impact competition and consolidation within the industry in various ways, with some participants better equipped to manage these changes than others based on size, depth of resources, or competitive product positioning, among other factors.

Management continues to undertake significant strategic initiatives, including investments in employee hiring, training and development; marketing and public relations; technology and electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued development of recently added branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture. From time-to-time the Company renovates existing branches or embarks upon the strategic relocation of individual branches to provide improved and state-of-the-art facilities in prime locations to better serve our customers. While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Any prolonged deterioration of the general economic environment in the national or local New England economy including, but not limited to general inflation and rising rates, could have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, margin compression and other unforeseen consequences, which could have a severe negative impact on the Company's financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a downturn in the economic environment, or other factors, could have a material adverse effect on the Company's financial condition and results of operations. The risk of loss due to customers' non-payment of loans or lines of credit is called "credit risk.”  Credit risk management is reviewed below in this Item 7 under the headings "Credit Risk," "Asset Quality" and "Allowance for Loan Losses."

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any sustained volatility in the financial markets or in credit markets, or fundamental deterioration in credit quality of the individual security, fund or issuer, which could possibly result in the recognition of additional other-than-temporary impairment ("OTTI") charges in the future.

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

A sustained low interest rate environment could negatively impact the Company's net interest income and results of operations. In addition, if the interest rates paid on interest-bearing liabilities increase at a faster rate or magnitude than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.  Interest rate risk is reviewed in more detail under the heading Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 7 under the heading "Liquidity."

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At December 31, 2017, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC; however, future unanticipated charges against capital, or changes in regulatory requirements such as the phase-in requirements under Basel III, could impact those regulatory capital designations. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2017, and changes to the regulatory capital framework, see the section within Item 1, “Business,” entitled "Capital Resources" and the sections "Capital Requirements" and "Capital Requirements under Basel III' within "Supervision and Regulation" and Note 10, "Stockholders' Equity” to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data."

Changes in government regulation or oversight could affect the Company in substantial and unpredictable ways. The President has signed an executive order calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act, in addition to extensive corporate tax reform signed in December 2017. Accordingly, it is difficult to anticipate the continued impact that this expansive legislation, if or when fully enacted, will have on the Company, its customers and the financial industry generally. The impact could include, but is not limited to, subjecting the Company to additional operating, governance, and compliance costs, potentially influencing the Company's business decisions, or causing potential loss of revenue due to the impact of the changing regulatory structure on the banking industry as a whole.

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cyber-security or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training, and employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. The Banking Technology Steering Committee of the Board of Directors oversees the information security program, monitors the results of third-party testing and risk assessments, and responses to breaches of customer data, among other technology, security and business continuity related functions.

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

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met. Any breakdown in the integrity of these information systems, infrastructure, or cyber-security measures, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers' personal information to unauthorized parties, damage the Company's reputation, subject the Company to increased costs and additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s reputation, its future results of operations and financial condition are addressed in Item 1A, "Risk Factors."  This Opportunities and Risk discussion should be read in conjunction with Item 1A.

Accounting Policies/Critical Accounting Estimates

The Company’s significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data."  In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used be incorrect, or change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates include the areas described further below.

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

Management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of the balance sheet dates reflected in this annual report.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Management’s assessment of the adequacy of the allowance for loan losses is contained under the headings "Credit Risk," "Asset Quality," and "Allowance for Loan Losses," contained in the "Financial Condition" section of this Item 7.

Impairment Review of Investment Securities

There are inherent risks associated with the Company’s investment activities that could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses to determine if any of the unrealized losses are OTTI.  The determination of OTTI involves a high degree of judgment. While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers.

If an investment is deemed to have an unrealized loss that is OTTI, the Company is required to write-down the investment. For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery, or 3) a credit loss exists and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income. Once written-down, the previous charge may not be recovered through earnings until sale or maturity, if in excess of its new cost basis.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2017 that were deemed other-than-temporarily impaired.

Management’s assessment of impairment of the unrealized losses on debt securities in the investment portfolio is contained in Note 2, "Investment Securities," to the consolidated financial statements in Item 8 below.

At December 31, 2017 the Company did not hold any equity investments. See accounting pronouncements not yet adopted by the Company under "Recent Accounting Pronouncements" in Item (t) below in Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements in Item 8 below, for treatment of unrealized losses on equities beginning in 2018.

Impairment Review of Goodwill

In accordance with GAAP, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of goodwill may occur when the estimated fair value of the Company is less than its recorded book value. A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations.

The annual impairment test begins with a qualitative assessment of whether it is "more likely than not" that the reporting unit's fair value is less than its carrying amount. The assessment is performed at the reporting unit level.  If an entity concludes it is not "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2017.

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

Financial Condition

Total assets increased $291.3 million, or 12%, since December 31, 2016, to $2.82 billion at December 31, 2017. The balance sheet composition and changes since December 31, 2016 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual fund accounts) and federal funds ("fed funds") sold. Cash and cash equivalents amounted to 2% of total assets at both December 31, 2017 and December 31, 2016. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At December 31, 2017, the fair value of the investment portfolio increased $30.4 million, or 8%, compared to December 31, 2016, primarily from debt security purchases, partially offset by the sale of equity securities. Significant changes in the portfolio composition are discussed below.

The investment portfolio represented 14% of total assets at December 31, 2017 and 15% of total assets at December 31, 2016.  Debt securities comprised the majority of the fair value of the portfolio and represented 100% of total investments at December 31, 2017 and 97% of total investments at December 31, 2016, respectively. The equity portfolio was liquidated during 2017 in order to reduce the potential impact from market changes on earnings due to new accounting rules in effect

January 1, 2018. At December 31, 2017 and 2016, all investments were classified as available-for-sale and were carried at fair market value.

The following table summarizes investments at the dates indicated:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$51,717	12.8%	$75,069	20.0%	$78,825	26.3%
Residential federal agency MBS(1)	140,154	34.6%	93,353	24.9%	74,863	24.9%
Commercial federal agency MBS(1)	66,500	16.4%	70,278	18.7%	23,545	7.8%
Municipal securities	134,346	33.2%	111,803	29.8%	98,511	32.8%
Corporate bonds	11,542	2.8%	10,695	2.9%	10,206	3.4%
Certificates of deposits (2)	947	0.2%	949	0.3%	2,751	0.9%
Total debt securities	405,206	100.0%	362,147	96.6%	288,701	96.1%
Equity investments	—	—%	12,643	3.4%	11,657	3.9%
Total investment securities, at fair value	$405,206	100.0%	$374,790	100.0%	$300,358	100.0%

(1) These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.
(2) Certificates of deposits ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S. agencies totaling $171.7 million, $107.0 million and $44.3 million at December 31, 2017, 2016 and 2015, respectively.

In 2017, the Company purchased $208.3 million, primarily debt securities, compared to purchases of $116.0 million in 2016. The increase was due to Company growth, higher market yields and a debt portfolio restructure intended to increase future income.

The Company had principal pay downs, calls and maturities totaling $32.6 million during the year ended December 31, 2017. In addition, management sold securities with an amortized cost of approximately $145.5 million realizing net gains on sales of $716 thousand during the year ended December 31, 2017. The gains in the period were predominately from the liquidation of the equity portfolio, largely offset by losses realized from a debt security portfolio restructuring.

Net unrealized gains in the investment portfolio amounted to $507 thousand at December 31, 2017 compared to net unrealized losses of $1.2 million at December 31, 2016.  The Company attributes the increase in net unrealized gains from December 31, 2016 primarily to the debt portfolio restructuring noted above, which mainly replaced lower yielding debt securities with higher yielding ones, partially offset by the liquidation of the equity portfolio in 2017. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other-than-temporarily impaired," the Company is required to write-down the fair value of the investment.   See "Impairment Review of Securities" under the heading "Accounting Policies/Critical Accounting Estimates" above in this Item 7 for additional information regarding the accounting for OTTI.

See also Note 2, "Investment Securities" and Note 15, "Fair Value Measurements" to the consolidated financial statements contained in Item 8 below for further information regarding the Company's unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for available-for-sale securities.

The contractual maturity distribution as of December 31, 2017 of the debt securities above with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$10,995	1.51%	$40,774	1.96%	$—	—%	$—	—%
Residential federal agency MBS	160	2.19%	677	3.54%	14,987	2.19%	125,230	2.61%
Commercial federal agency MBS	—	—%	14,818	2.22%	51,959	2.52%	—	—%
Municipal securities	7,184	3.96%	17,773	2.64%	63,898	2.90%	43,748	2.86%
Corporate bonds	756	1.69%	7,239	2.48%	3,551	2.90%	—	—%
Certificates of Deposit	—	—%	950	2.13%	—	—%	—	—%
Total debt securities	$19,095	2.45%	$82,231	2.22%	$134,395	2.68%	$168,978	2.68%

At fair value:
Total debt securities	$19,159		$82,255		$134,959		$168,833

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the fair value of debt securities above are callable securities, comprised of municipal securities and corporate bonds totaling $75.7 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company’s asset-liability management program.

Federal Home Loan Bank Stock

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value.  The Company’s investment in FHLB capital stock amounted to $5.2 million and $2.1 million at December 31, 2017 and December 31, 2016, respectively.

See Note 1, "Summary of Significant Accounting Policies," Item (e) "Restricted Investments" to the Company’s consolidated financial statements, contained in Item 8 below for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 81% of total assets at December 31, 2017 and 80% of total assets at December 31, 2016. Total loans increased $247.2 million, or 12%, for the year ended December 31, 2017 compared to December 31, 2016.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 87% of gross loans at December 31, 2017, reflecting a continued focus on commercial loan growth.

This discussion should be read in conjunction with the material presented in Item 1, "Business", under the heading "Lending Products."

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,201,351	52.9%	$1,038,082	51.3%	$936,921	50.3%	$862,747	51.6%	$820,299	53.8%
Commercial & industrial	498,802	21.9%	490,799	24.2%	458,553	24.7%	402,994	24.1%	357,056	23.4%
Commercial construction	274,905	12.1%	213,447	10.5%	202,993	10.9%	168,044	10.0%	132,507	8.6%
Total commercial loans	1,975,058	86.9%	1,742,328	86.0%	1,598,467	85.9%	1,433,785	85.7%	1,309,862	85.8%
Residential mortgages	195,492	8.6%	180,560	8.9%	169,188	9.1%	149,959	8.9%	132,721	8.7%
Home equity loans and lines	91,706	4.0%	91,065	4.5%	83,373	4.4%	80,018	4.8%	74,354	4.9%
Consumer	10,293	0.5%	10,845	0.6%	10,747	0.6%	10,708	0.6%	8,643	0.6%
Total retail loans	297,491	13.1%	282,470	14.0%	263,308	14.1%	240,685	14.3%	215,718	14.2%
Gross loans	2,272,549	100.0%	2,024,798	100.0%	1,861,775	100.0%	1,674,470	100.0%	1,525,580	100.0%
Deferred fees, net	(2,645)		(2,069)		(1,813)		(1,866)		(1,524)
Total loans	2,269,904		2,022,729		1,859,962		1,672,604		1,524,056
Allowance for loan losses	(32,915)		(31,342)		(29,008)		(27,121)		(26,967)
Net loans	$2,236,989		$1,991,387		$1,830,954		$1,645,483		$1,497,089

As of December 31, 2017, commercial real estate loans increased $163.3 million, or 16%, compared to December 31, 2016.  Commercial real estate loans have generally comprised approximately 50% of the loan portfolio and are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loans increased $8.0 million, or 2%, for the year ended December 31, 2017 compared to December 31, 2016.

Commercial construction loans increased by $61.5 million, or 29%, for the year ended December 31, 2017 since December 31, 2016.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loan balances increased by $15.0 million, or 5%, for the year ended December 31, 2017 since December 31, 2016. The increase over the same period in the prior year was primarily within residential secured 1-4 family mortgage loans.

At December 31, 2017, commercial loan balances participated out to various banks amounted to $70.7 million, compared to $62.3 million at December 31, 2016.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $91.6 million and $85.2 million at December 31, 2017 and 2016, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

Refer to Note 3, "Loans," to the consolidated financial statements, contained in Item 8 below, for information on related party loans, loans serviced for others and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company’s portfolio at December 31, 2017. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less, and demand notes	$55,368	$244,485	$104,905
After one year through five years	219,941	148,518	66,976
Beyond five years	926,042	105,799	103,024
	$1,201,351	$498,802	$274,905

Interest rate terms on amounts due after one year:
Fixed	$32,113	$116,368	$13,619
Adjustable	$1,113,870	$137,949	$156,381

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

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management, as well as reviews by the Loan Committee and the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of individual loans, individual review of larger and higher risk problem assets, delinquent loans and the level of non-performing loans, impaired and restructured loans, the level of foreclosure activity, net charge-offs and commercial concentrations by industry and property type and by real estate location, as well as trends in the general levels of these indicators and the growth and composition of the loan portfolio. In addition management monitors expansion in the Company's geographic market areas, the experience level of lenders and any changes in underwriting criteria, and the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region.

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal,” "moderate," "better than average," and "average" risk, to the regulatory problem-asset classifications of “criticized,” for loans that may need additional monitoring, and the more severe adverse classifications of “substandard,” "doubtful," and "loss" based on criteria established under banking regulations. Loans which are evaluated to be of weaker credit quality are placed on the "watch credit list" and reviewed on a more frequent basis by management. Loans classified as "substandard" include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as "doubtful" have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These "loss" loans would require a specific loss reserve or charge-off. Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

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

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) will be collected in accordance with the original contractual terms.  The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring ("TDR"), see "Troubled debt restructurings" below. Impaired loans are individually evaluated and exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  TDR loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated.

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated probable credit loss. When a loan is deemed to be impaired, management estimates the probable credit loss by comparing the loan’s carrying value against either 1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the expected realizable fair value of the collateral, in the case of collateral dependent loans.  Impaired loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

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

Real estate acquired by the Company through foreclosure proceedings, or the acceptance of a deed in lieu of foreclosure, is classified as Other Real Estate Owned ("OREO"). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis. The estimated fair value is based on market appraisals and the Company’s internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

Asset Quality

At December 31, 2017 and December 31, 2016, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $26.4 million and $34.3 million, respectively. Total adversely classified loans amounted to 1.16% of total loans at December 31, 2017, as compared to 1.70% at December 2016.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $17.4 million at December 31, 2017 and $25.1 million December 31, 2016.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $9.0 million and $9.3 million at December 31, 2017 and December 31, 2016, respectively.  Non-accrual loans that were not adversely classified amounted to $21 thousand and $220 thousand at December 31, 2017 and December 31, 2016, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-accrual loan summary:
Commercial real estate	$6,751	$4,876	$8,506	$9,714	$10,561
Commercial and industrial	1,294	3,174	4,323	5,950	5,743
Commercial construction	193	519	335	447	1,118
Residential mortgages	262	289	366	763	633
Home equity loans and lines	463	616	288	245	281
Consumer	34	—	19	16	7
Total non-accrual loans	8,997	9,474	13,837	17,135	18,343
Overdrafts > 90 days past due	35	11	8	1	3
Total non-performing loans	9,032	9,485	13,845	17,136	18,346
OREO	—	—	—	861	114
Total non-performing assets	$9,032	$9,485	$13,845	$17,997	$18,460

Total Loans	$2,269,904	$2,022,729	$1,859,962	$1,672,604	$1,524,056
Accruing TDR loans not included above	$17,356	$22,418	$10,053	$11,943	$11,438
Delinquent loans 60-89 days past due and still accruing	$1,026	$940	$2,021	$1,707	$2,638
Loans 60-89 days past due and still accruing to total loans	0.05%	0.05%	0.11%	0.10%	0.17%
Adversely classified loans to total loans	1.16%	1.70%	1.33%	1.70%	1.83%
Non-performing loans to total loans	0.40%	0.47%	0.74%	1.02%	1.20%
Non-performing assets to total assets	0.32%	0.38%	0.61%	0.89%	1.00%
Allowance for loan losses	32,915	31,342	29,008	27,121	26,967
Allowance for loan losses to non-performing loans	364.43%	330.44%	209.52%	158.27%	146.99%
Allowance for loan losses to total loans	1.45%	1.55%	1.56%	1.62%	1.77%

Total impaired loans amounted to $26.3 million and $31.8 million at December 31, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $17.4 million and $22.4 million at December 31, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $8.9 million and $9.4 million as of December 31, 2017 and December 31, 2016, respectively.

In management’s opinion, the majority of impaired loan balances at December 31, 2017 and 2016, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2017, impaired loans totaling $22.2 million required no specific reserves and impaired loans totaling $4.1 million required specific reserve allocations of $1.4 million.  At December 31, 2016, impaired loans totaling $25.7 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $2.6 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan amounts above, as of December 31, 2017 and December 31, 2016, were $20.3 million and $27.0 million, respectively. TDR loans on accrual status amounted to $17.4 million and $22.4 million at December 31, 2017 and December 31, 2016, respectively. TDR loans included in non-performing loans amounted to $2.9 million and $4.6 million at December 31, 2017 and December 31, 2016, respectively. The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at December 31, 2017 or December 31, 2016. There were no additions, sales or writedowns on OREO during 2017 or 2016.

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

Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to "regulatory problem asset" loans by classified credit rating and to non-classified loans by credit type.  The general loss allocations take into account quantitative historic loss experience, qualitative factors, as well as regulatory guidance and industry data.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio. Management closely monitors the credit quality of individual delinquent and non-performing relationships, the levels of impaired and adversely classified loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, and the strength of the local and national economy, among other factors.

The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers.  Despite prudent loan underwriting, adverse changes within the Company’s market area, or deterioration in local, regional or national economic conditions, could negatively impact Management's estimate of probable credit losses.

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.45% at December 31, 2017 compared to 1.55% at December 31, 2016.  In general, the credit quality of the loan portfolio is improving, as indicated by low charge-offs and non-performing statistics, however, individual loan downgrades to adversely classified and impaired loans, which have continued to occur due to individual business circumstances, have contributed to a more gradual decline in the allowance to total loans ratio. Management believes that the loan portfolio continued to experience a level of credit stabilization during the 2017 period. However, management believes that local and regional commercial markets, despite low unemployment results, are being negatively impacted by economic conditions and results such as low GDP growth, marginal real income growth, risk from continued low interest rates, high commercial real estate valuations, and a historically long expansion, which in turn will have a lagging impact on the general credit profile of the portfolio and individual commercial relationships.

Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2017.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$31,342	$29,008	$27,121	$26,967	$24,254

Provision charged to operations	1,430	2,993	3,267	1,395	3,279
Recoveries on charged-off loans:
Commercial real estate	193	20	74	21	96
Commercial and industrial	550	681	279	616	80
Commercial construction	—	—	25	66	78
Residential mortgages	—	—	—	—	128
Home equity loans and lines	4	3	15	1	21
Consumer	8	5	16	31	12
Total recovered	$755	$709	$409	$735	$415
Charged-off loans:
Commercial real estate	178	328	133	345	206
Commercial and industrial	348	980	1,571	1,363	670
Commercial construction	—	5	—	134	—
Residential mortgages	—	—	—	46	36
Home equity loans and lines	—	6	—	27	44
Consumer	86	49	85	61	25
Total charged-off	$612	$1,368	$1,789	$1,976	$981

Net loans (recovered) charged-off	$(143)	$659	$1,380	$1,241	$566

Balance at December 31	$32,915	$31,342	$29,008	$27,121	$26,967

Average loans outstanding	$2,130,048	$1,919,826	$1,740,962	$1,586,062	$1,438,556
Net loans (recovered) charged-off to average loans	(0.01)%	0.03%	0.08%	0.08%	0.04%

Recoveries to charge-offs	123.37%	51.83%	22.86%	37.20%	42.30%
Net loans (recovered) charged-off to allowance	(0.43)%	2.10%	4.76%	4.58%	2.10%

The following table sets forth the allocation of the Company’s allowance for loan losses among the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$17,545	52.9%	$14,902	51.3%	$13,514	50.3%	$12,664	51.6%	$13,174	53.8%
Comm’l industrial	9,669	21.9%	11,204	24.2%	9,758	24.7%	9,245	24.1%	8,365	23.4%
Comm’l constr.	3,947	12.1%	3,406	10.5%	3,905	10.9%	3,384	10.0%	3,493	8.6%
Resid: mortg, cnstr and HELOCs	1,512	12.6%	1,594	13.4%	1,601	13.5%	1,597	13.7%	1,710	13.6%
Consumer	242	0.5%	236	0.6%	230	0.6%	231	0.6%	225	0.6%
Total	$32,915	100.0%	$31,342	100.0%	$29,008	100.0%	$27,121	100.0%	$26,967	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the Company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

See Note 4, "Allowance for Loan Losses" to the Company's consolidated financial statements, contained in Item 8, for further information regarding credit quality and the allowance for loan losses.

Bank Owned Life Insurance ("BOLI")

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $29.5 million and $28.8 million at December 31, 2017 and 2016, respectively.

Further information regarding the Company’s BOLI can be found in Item (k) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in Note 11, "Employee Benefit Plans," both of which are located in the notes to the Company's consolidated financial statements in Item 8 below.

Deposits

Total deposits amounted to $2.44 billion as of December 31, 2017, an increase of $172.4 million, or 8%, compared to December 31, 2016. Total deposits as a percentage of total assets were 87% at December 31, 2017 and 90% at December 31, 2016. As of December 31, 2017, customer deposits (deposits, excluding brokered deposits) amounted to $2.29 billion an increase of $84.3 million, or 4%, since December 31, 2016. During the year, the increase in customer deposits was primarily due to increases in checking account balances (mainly non-interest bearing accounts), partially offset by decreases in money market account balances.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$705,846	28.9%	$646,115	28.5%	$570,589	28.3%
Interest-bearing checking	391,111	16.0%	372,696	16.4%	313,674	15.5%
Total checking	1,096,957	44.9%	1,018,811	44.9%	884,263	43.8%

Savings	193,385	7.9%	178,637	7.9%	167,304	8.3%
Money markets	807,931	33.1%	844,216	37.2%	692,114	34.3%
Total savings/money markets	1,001,316	41.0%	1,022,853	45.1%	859,418	42.6%

Certificates of deposit (CDs)	195,599	8.0%	167,895	7.4%	167,697	8.3%
Total customer deposits	2,293,872	93.9%	2,209,559	97.4%	1,911,378	94.7%

Brokered deposits(1)	147,490	6.1%	59,362	2.6%	106,770	5.3%

Total deposits	$2,441,362	100.0%	$2,268,921	100.0%	$2,018,148	100.0%

(1) Brokered CDs $250,000 and under.

Total customer deposits include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original customers' deposited funds comes back to the Company as customer deposits within the appropriate category under total deposits on the consolidated balance sheet. The Company's balances in these reciprocal products were $249.6 million, $281.6 million and $206.5 million at December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Increases in customer deposits during the year were attributed to sales and marketing efforts, product capabilities and market expansion. Checking deposits, a strong source of low-cost funding for the Company, increased $78.1 million, or 8%, through December 31, 2017 compared to December 31, 2016. CD balances increased $27.7 million, or 17%, through December 31, 2017. CD rates increased during the 2017 period, contributing to the higher CD balances at year end. During the same period, savings and money market account balances decreased by $21.5 million, or 2%, at December 31, 2017 compared to December 31, 2016, due to decreases in money market balances.

The following table shows the scheduled maturities of certificates of deposits greater than $250,000.

(Dollars in thousands)	December 31, 2017	December 31, 2016
Due in three months or less	$8,043	$16,063
Due in greater than three months through six months	10,399	6,888
Due in greater than six months through twelve months	11,159	8,282
Due in greater than twelve months	15,553	11,082
Total certificates of deposit	$45,154	$42,315

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest-bearing and non-interest bearing deposits.

	Year ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest demand	$697,247	—%	29.8%	$632,950	—%	29.5%	$535,583	—%	28.0%

Interest checking	357,252	0.14%	15.3%	324,820	0.09%	15.2%	283,579	0.07%	14.9%
Savings	195,465	0.15%	8.3%	181,453	0.13%	8.5%	166,358	0.12%	8.7%
Money market	827,867	0.32%	35.4%	758,944	0.27%	35.4%	639,800	0.27%	33.5%
Total interest-bearing non-term deposits	1,380,584	0.25%	59.0%	1,265,217	0.20%	59.1%	1,089,737	0.20%	57.1%

Certificates of deposit	170,427	0.84%	7.3%	169,213	0.68%	7.9%	171,213	0.59%	9.0%

Total non-brokered deposits	2,248,258	0.22%	96.1%	2,067,380	0.18%	96.5%	1,796,533	0.18%	94.1%

Brokered deposits	91,522	1.22%	3.9%	75,395	1.06%	3.5%	112,930	0.81%	5.9%

Total	$2,339,780	0.26%	100.0%	$2,142,775	0.21%	100.0%	$1,909,463	0.21%	100.0%

Wholesale Funding

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $236.5 million at December 31, 2017, compared to $70.0 million at December 31, 2016, an increase of $166.5 million. Wholesale funding has increased as loan growth exceeded customer deposit growth for 2017.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of non-reciprocal overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at December 31, 2017, December 31, 2016 and December 31, 2015, brokered deposits were comprised only of brokered CDs. As of December 31, 2017, brokered CDs had increased $88.1 million since the prior year end. Brokered CDs outstanding at December 31, 2017 had a weighted average remaining life of less than six months.

Borrowed Funds and Subordinated Debt

Borrowed funds, comprised of FHLB borrowings and other borrowings, amounted to $89.0 million at December 31, 2017, compared to $10.7 million at December 31, 2016, increasing $78.3 million, as loan growth outpaced deposit growth for 2017.

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners. Outstanding borrowings from the FHLB may be comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2017 and 2016, borrowed funds consisted of FHLB borrowings only.

FHLB borrowings at December 31, 2017 consisted of $39.0 million in overnight borrowings, with a weighted average rate of 1.59%, and short-term borrowings of $50.0 million, with a weighted average rate of 1.50%, that matured in January 2018.

Maximum FHLB and other borrowings outstanding at any month end during 2017, 2016, and 2015 were $149.3 million, $43.7 million and $53.7 million, respectively.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2017		2016		2015
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$49,546	1.19%	$14,551	0.55%	$10,731	0.36%
Other borrowed funds	—	—%	107	0.61%	36	0.61%
Total borrowed funds	$49,546	1.19%	$14,658	0.55%	$10,767	0.36%

The category "Other borrowed funds" represents overnight advances from the FRB or borrowings from correspondent banks.

At December 31, 2017, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $415 million and capacity to borrow from the FRB Discount Window of approximately $120 million.

The Company also carried subordinated debt of $14.8 million (net of deferred issuance costs) at both December 31, 2017 and December 31, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor.

See Note 7, "Borrowed Funds and Subordinated Debt" to the Company's consolidated financial statements, contained in Item 8, for further information regarding the Company's borrowed funds and subordinated debt.

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

At December 31, 2017, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

Management believes that the Company has adequate liquidity to meet its obligations. However if, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to its existing stockholders and new investors and through the issuance of subordinated debt.

For additional information on the Company's capital planning, see the section entitled "Capital Resources" contained in Item 1, "Business."

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  The Company's capital policies and capital levels are monitored on a quarterly basis and capital planning is reviewed at least annually by the Company's Board of Directors.

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possible additional discretionary supervisory actions by regulators, which if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2017, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2017, see the section entitled "Capital Resources" and "Capital Requirements" under the heading "Supervision and Regulation" contained in Item 1, "Business" and Note 10, "Stockholders’ Equity," to the Company's consolidated financial statements contained in Item 8.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations.  The following table summarizes the contractual cash obligations at December 31, 2017.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
Certificates of deposit	$343,089	$240,995	$88,833	$12,206	$1,055
FHLB borrowings	89,000	89,000	—	—	—
Subordinated debt	15,000	—	—	—	15,000
Supplemental retirement plans	3,043	276	552	552	1,663
Operating lease obligations	15,686	1,609	2,528	2,264	9,285
Vendor contracts	8,129	4,991	2,665	473	—
Total contractual obligations	$473,947	$336,871	$94,578	$15,495	$27,003

For additional information on CDs, see Note 6, "Deposits" and for FHLB Borrowings and Subordinated Debt see Note 7, "Borrowed Funds and Subordinated Debt." For additional information on supplemental retirement plans see Note 11, "Employee Benefit Plans." For additional information on operating lease obligations see Note 5, "Premises and Equipment." These notes are contained in Item 8, "Financial Statements and Supplementary Data" below in this Form 10-K.

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

The following table summarizes the contractual commitments at December 31, 2017.

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$767,896	$479,476	$174,267	$27,739	$86,414
Commitments to originate loans	13,830	13,830	—	—	—
Letters of credit	21,576	14,112	1,027	6,437	—
Commitments to originate loans for sale	2,078	2,078	—	—	—
Commitments to sell loans	2,286	2,286	—	—	—
Customer related interest-rate swaps notional amount (1)	14,719	—	—	2,366	12,353
Total commitments	$822,385	$511,782	$175,294	$36,542	$98,767

(1) Offsetting positions to these interest rate swaps offered to commercial loan customers are entered into with a counterparty. Notional principal amounts are not actually exchanged.

For additional information on unadvanced loans and lines, commitments to originate loans, letters of credit and commitments to originate loans for sale or to sell loans see Note 9, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk." For additional information on customer related interest rate swaps see Note 8, "Derivatives and Hedging Activities." These notes are contained in Item 8, "Financial Statements and Supplementary Data" below in this Form 10-K.

Assets Under Management

Total assets under management, includes total assets, loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such, total assets under management is not a financial measurement recognized under GAAP, however management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

Investment assets under management, which are reflected at fair market value, increased $119.6 million for the year ended December 31, 2017, or 16%, since December 31, 2016 and increased $166.6 million, or 25%, since December 31, 2015.

Total assets under management increased $419.0 million for the year ended December 31, 2017, or 13%, since December 31, 2016 and $716.4 million, or 24% since December 31, 2015.

 The following table sets forth the value of total assets under management and its components at the dates indicated.

	December 31,
(Dollars in thousands)	2017	2016	2015
Total assets	$2,817,564	$2,526,269	$2,285,531
Loans serviced for others	89,059	80,996	71,272
Investment assets under management	844,977	725,338	678,377
Total assets under management	$3,751,600	$3,332,603	$3,035,180

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2017 AND 2016

Unless otherwise indicated, the reported results are for the year ended December 31, 2017 with the "same period," the "comparable year" and "prior year" being the year ended December 31, 2016. Average yields are presented on a tax equivalent basis.

Net Income

The Company's net income for the year ended December 31, 2017 amounted to $19.4 million, an increase of $642 thousand compared to the year ended December 31, 2016.  Diluted earnings per share for 2017 were $1.66 for the year ended December 31, 2017, as compared to $1.70 for the year ended December 31, 2016. Impacting the Company's 2017 results was a tax expense adjustment of approximately $4.8 million to the Bank's net deferred tax assets because of the recently enacted new federal tax bill. Diluted earnings per share for the year ended December 31, 2017 includes the full year dilutive impact of the Company's equity offering issued on June 23, 2016.

Net Interest Income

The Company’s net interest income for the year ended December 31, 2017 amounted to $97.5 million, an increase of $10.7 million, or 12%, compared to the year ended December 31, 2016.  The increase in net interest income over the comparable year was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.97% for the year ended December 31, 2017, compared to 3.94% for the year ended December 31, 2016. Margin was 4.05% for the three months ended December 31, 2017 and 4.03% for the three months ended September 30, 2017. Contributing to the increase in margin in the fourth quarter of 2017 was slightly higher than normal non-accrual interest income recognized from loan payoffs, as well as the positive impact of recent interest rate increases on loan yields.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2017 and 2016.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2017 vs 2016				2016 vs 2015
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$11,169	$9,572	$1,429	$168	$7,444	$8,148	$(393)	$(311)
Investment securities	1,405	1,594	32	(221)	1,294	1,639	77	(422)
Other interest-earning assets (1)	143	(85)	327	(99)	106	70	25	11
Total from interest-earning assets	12,717	11,081	1,788	(152)	8,844	9,857	(291)	(722)

Interest Expense
Interest checking, savings, and money market	877	231	633	13	441	351	—	90
Certificates of deposit	286	8	271	7	129	(11)	154	(14)
Brokered CDs	318	171	120	27	(124)	(304)	282	(102)
Borrowed funds	509	192	94	223	43	14	20	9
Subordinated debt	(3)	1	(5)	1	(143)	(55)	(92)	4
Total on interest-bearing funding	1,987	603	1,113	271	346	(5)	364	(13)

Change in net interest income	$10,730	$10,478	$675	$(423)	$8,498	$9,862	$(655)	$(709)
____________________
(1) Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The table on the following page presents the Company’s average balances, net interest income and average rates for the years ended December 31, 2017, 2016 and 2015.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,130,752	$96,559	4.59%	$1,921,299	$85,390	4.50%	$1,742,017	$77,946	4.52%
Investment securities (3)	379,324	8,045	2.70%	320,057	6,640	2.69%	258,441	5,346	2.66%
Other interest-earning assets (4)	30,225	428	1.42%	43,096	285	0.66%	30,966	179	0.58%
Total interest-earning assets	2,540,301	105,032	4.27%	2,284,452	92,315	4.18%	2,031,424	83,471	4.23%
Other assets	107,729			104,686			93,184
Total assets	$2,648,030			$2,389,138			$2,124,608

Liabilities and stockholders’ equity:
Interest checking, savings and money market	$1,380,584	3,448	0.25%	$1,265,217	2,571	0.20%	$1,089,737	2,130	0.20%
Certificates of deposit	170,427	1,433	0.84%	169,213	1,147	0.68%	171,213	1,018	0.59%
Brokered CDs	91,522	1,114	1.22%	75,395	796	1.06%	112,930	920	0.81%
Borrowed funds	49,546	590	1.19%	14,658	81	0.55%	10,767	38	0.36%
Subordinated debt(5)	14,840	925	6.23%	14,828	928	6.26%	15,631	1,071	6.85%
Total interest-bearing funding	1,706,919	7,510	0.44%	1,539,311	5,523	0.36%	1,400,278	5,177	0.37%

Net interest rate spread			3.83%			3.82%			3.86%

Demand deposits	697,247	—		632,950	—	—	535,583	—	—
Total deposits, borrowed funds and subordinated debt	2,404,166	7,510	0.31%	2,172,261	5,523	0.25%	1,935,861	5,177	0.27%
Other liabilities	17,919			15,896			14,998
Total liabilities	2,422,085			2,188,157			1,950,859

Stockholders’ equity	225,945			200,981			173,749

Total liabilities and stockholders’ equity	$2,648,030			$2,389,138			$2,124,608

Net interest income		$97,522			$86,792			$78,294
Net interest margin (tax equivalent)			3.97%			3.94%			3.97%

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $3.4 million, $3.1 million, and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Average loans and loans held for sale include non-accrual loans, and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt issued in January 2015 and outstanding at December 31, 2017, 2016 and 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the year ended December 31, 2017, total interest and dividend income amounted to $105.0 million, an increase of $12.7 million, or 14%, compared to the prior year. The increase resulted primarily from an increase of $255.9 million, or 11%, in the average balance of interest-earning assets, mainly loans, and to a lesser extent a 9 basis point increase in the average tax equivalent yield.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $96.6 million, an increase of $11.2 million, or 13%, over the comparable period, due primarily to loan growth, and to a lesser extent an increase in average loans and loans held for sale yields. The average balances of loan and loans held for sale increased $209.5 million, or 11%, for the year ended December 31, 2017 compared to the same period in 2016, and average yields increased 9 basis points, primarily due to higher interest rates in the period.

Income on investment securities amounted to $8.0 million, an increase of $1.4 million, or 21%, compared to the same period in 2016. This increase primarily resulted from an increase of $59.3 million, or 19%, in the average balance of investment securities.

Income on other interest-earning assets amounted to $428 thousand, an increase of $143 thousand, or 50%, compared to the same period in 2016. This increase was primarily due to an increase of 76 basis points in the average yield on other interest-earning assets due mainly to an increase in the fed funds rate from the prior period, partially offset by a decrease of $12.9 million, or 30%, in the average balance of other interest-earning assets.

Interest Expense

For the year ended December 31, 2017, total interest expense amounted to $7.5 million, an increase of $2.0 million, or 36%, compared to the prior period.  The increase in total interest expense was due to increases in both average rates and average balances. The increase in average rates resulted from higher cost of funds in the current year, primarily interest-bearing funding which increased 8 basis points over the same period in the prior year. At the same time, the average balance of interest-bearing funding increased $167.6 million, or 11% over the same period.

Interest expense on interest checking, savings and money market accounts amounted to $3.4 million, an increase of $877 thousand, or 34%, compared to the prior year due primarily to an increase in average rates of 5 basis points, and to a lesser extent an increase in average balances of $115.4 million, or 9%.

Interest expense on CDs amounted to $1.4 million, an increase of $286 thousand, or 25%, compared to the prior period due primarily to an increase of 16 basis points in average rates.

Interest expense on brokered CDs amounted to $1.1 million, an increase of $318 thousand, or 40%, over the comparable period, due to increases in both the average balances of $16.1 million, or 21%, and average rates of 16 basis points.

Interest expense on borrowed funds amounted to $590 thousand, an increase of $509 thousand due to increases in both average balances and average rates. Average balances increased $34.9 million, and average rates increased 64 basis points compared to prior period. Average rates increased due mainly to increases in the fed funds rate since the prior period.

The average balance of non-interest bearing demand deposits increased $64.3 million, or 10%, as compared to the same period in 2016. Non-interest bearing demand deposits are an important component of the Company's core funding strategy. This non-interest bearing funding source represented 30% of total average deposit balances for the years ended December 31, 2017 and 2016, respectively.

Provision for Loan Losses

The provision for loan losses amounted to $1.4 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively, a decrease of $1.6 million compared to 2016. The decrease in the provision in 2017 was due primarily to generally improved credit quality metrics and underlying collateral values, partially offset by increased loan growth compared to the prior year. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under the heading, "Financial Condition," in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2017 amounted to $15.7 million, an increase of $1.2 million, or 9%, compared to 2016. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	Change	% Change
Investment advisory fees	$5,149	$4,774	$375	8%
Deposit and interchange fees	6,011	5,124	887	17%
Income on bank-owned life insurance, net	701	747	(46)	(6)%
Net gains on sales of investment securities	716	802	(86)	(11)%
Net gains on sales of loans	460	601	(141)	(23)%
Other income	2,637	2,393	244	10%
Total non-interest income	$15,674	$14,441	$1,233	9%

Investment advisory fees increased due primarily to growth from new business and market appreciation.

Deposit and interchange fees increased due primarily to increases in business checking fees and to a lesser extent debit card interchange fees. Deposit and interchange fees include servicing fees received on customer deposit accounts and income derived from debit card and ATM interchanges.

Net gains on sales of loans decreased due to a lower volume of activity in the current year.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2017 amounted to $76.1 million, an increase of $5.8 million, or 8%, compared to the prior period in 2016. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	Change	% Change
Salaries and employee benefits	$48,379	$43,886	$4,493	10%
Occupancy and equipment expenses	7,960	7,362	598	8%
Technology and telecommunications expenses	6,372	6,080	292	5%
Advertising and public relations expenses	2,855	2,833	22	1%
Audit, legal and other professional fees	1,565	1,721	(156)	(9)%
Deposit insurance premiums	1,535	1,387	148	11%
Supplies and postage expenses	999	965	34	4%
Other operating expenses	6,480	6,094	386	6%
Total non-interest expense	$76,145	$70,328	$5,817	8%

Salaries and employee benefits increased primarily to support the Company's strategic growth and market expansion initiatives since the prior year.

Occupancy and equipment expenses increased mainly due to investments in our facilities, including new branches, the overall branch network, and operations buildings.

Technology and telecommunications expense increased primarily as a result of investments in our network infrastructure and security, improvements in our service capabilities and enhancements in business continuity.

Audit, legal and other professional fees decreased due primarily to reductions in audit and related fees compared to the same period in 2016.

Deposit insurance premiums increased due primarily to changes in the FDIC's assessment methodology in late 2016, which applied to all banks, and the Company's growth.

Income Tax Expense

The effective tax rate for the year ended December 31, 2017 was 45.6% and for the year ended December 31, 2016 was 32.8%. Impacting the 2017 tax rate was a tax expense of approximately $4.8 million to reduce the value of the Company's net deferred tax assets, as a result of the lower federal corporate tax rate under the new federal tax bill enacted in December 2017. Additionally, the implementation of a new accounting pronouncement in the first quarter of 2017 related to stock-based compensation reduced tax expense by approximately $922 thousand for the year ended December 31, 2017. Refer to Note 13, "Income Taxes" to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's tax positions.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2016 AND 2015

Unless otherwise indicated, the reported results are for the year ended December 31, 2016 with the “comparable year” or “prior year” being the year ended December 31, 2015. Average yields are presented on a tax equivalent basis.

Net Income

The Company earned net income in 2016 of $18.8 million compared to $16.1 million for 2015, an increase of 16%.  Diluted earnings per share for 2016 was $1.70 compared to $1.55 for the prior year, which represented an increase of 10%. In 2016, earnings per share includes the dilutive effect from June 23rd to December 31stof the outstanding shares issued in the Company’s 2016 equity offering.

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

Interest and Dividend Income

Total interest and dividend income for the year ended December 31, 2016 was $92.3 million, an increase of $8.8 million, or 11%, from the prior year. The increase resulted primarily from growth of $253.0 million, or 12%, in the average balance of interest earning-assets for the year ended December 31, 2016, partially offset by a 5 basis point decline in the average tax equivalent yield on interest-earning assets.

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

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	Change	% Change
Investment advisory fees	$4,774	$4,750	$24	1%
Deposit and interchange fees	5,124	4,879	245	5%
Income on bank-owned life insurance, net	747	553	194	35%
Net gains on sales of investment securities	802	1,828	(1,026)	(56)%
Net gains on sales of loans	601	492	109	22%
Other income	2,393	2,465	(72)	(3)%
Total non-interest income	$14,441	$14,967	$(526)	(4)%

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

Net gains on sales of loans increased due to a higher volume of activity in the current year.

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

Income Tax Expense

The effective tax rate for the year ended December 31, 2016 was 32.8% and for the year ended December 31, 2015 was 33.4%. Refer to Note 13, "Income Taxes" to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's taxes.

Recent Accounting Pronouncements

See Note 1, "Summary of Significant Accounting Policies" Item (t) to the Company's consolidated financial statements, contained in Item 8, under the heading "Recent Accounting Pronouncements" for information regarding recent accounting pronouncements.

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.  In particular, additional information related to the margin sensitivity analysis is contained in Item 7A below and other maturity and repricing information of the Company’s interest-sensitive assets and liabilities is contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Financial Condition" in this report.

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

The Company's asset-liability management strategies and guidelines are reported to the Board on a periodic basis.  These strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk position of the Company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income.  Quarterly, management completes a net interest income sensitivity analysis and reports the results to the Board.  This analysis includes a simulation of the Company's net interest income under various interest rate scenarios.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), ability to attract deposits and other funding, and interest rates on various asset and liability accounts.

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

At December 31, 2017, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side. Refer to the heading “Results of Operations” contained within Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of margin.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2017 and the percent changes compared to the rates unchanged scenario, assuming parallel yield curve shifts and gradual interest rate changes applied during the period. Net interest income is projected to increase slightly over a 24 month period if rates rise 200 basis points, and increase further if rates rise 400 basis points. This is primarily due to the impact of recent rate increases on adjustable rate loans.

	December 31, 2017
(Dollars in thousands)	Net interest income	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	$218,453	1.42%
Rates Rise 200 Basis Points	216,575	0.55%
Rates Unchanged	215,396	—

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$40,310	$33,047
Interest-earning deposits	14,496	17,428
Total cash and cash equivalents	54,806	50,475
Investment securities at fair value	405,206	374,790
Federal Home Loan Bank stock	5,215	2,094
Loans held for sale	208	1,569
Loans, less allowance for loan losses of $32,915 at December 31, 2017 and $31,342 at December 31, 2016	2,236,989	1,991,387
Premises and equipment, net	37,022	33,540
Accrued interest receivable	10,614	8,792
Deferred income taxes, net	10,751	17,020
Bank-owned life insurance	29,466	28,765
Prepaid income taxes	1,301	1,344
Prepaid expenses and other assets	20,330	10,837
Goodwill	5,656	5,656
Total assets	$2,817,564	$2,526,269
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$2,441,362	$2,268,921
Borrowed funds	89,000	10,671
Subordinated debt	14,847	14,834
Accrued expenses and other liabilities	40,067	16,794
Accrued interest payable	478	263
Total liabilities	2,585,754	2,311,483
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,609,853 shares issued and outstanding at December 31, 2017 and 11,475,742 shares issued and outstanding at December 31, 2016	116	115
Additional paid-in capital	88,205	85,421
Retained earnings	143,073	130,008
Accumulated other comprehensive income (loss)	416	(758)
Total stockholders’ equity	231,810	214,786
Total liabilities and stockholders’ equity	$2,817,564	$2,526,269

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2017	2016	2015
Interest and dividend income:
Loans and loans held for sale	$96,559	$85,390	$77,946
Investment securities	8,045	6,640	5,346
Other interest-earning assets	428	285	179
Total interest and dividend income	105,032	92,315	83,471
Interest expense:
Deposits	5,995	4,514	4,068
Borrowed funds	590	81	38
Subordinated debt	925	928	1,071
Total interest expense	7,510	5,523	5,177
Net interest income	97,522	86,792	78,294
Provision for loan losses	1,430	2,993	3,267
Net interest income after provision for loan losses	96,092	83,799	75,027
Non-interest income:
Investment advisory fees	5,149	4,774	4,750
Deposit and interchange fees	6,011	5,124	4,879
Income on bank-owned life insurance, net	701	747	553
Net gains on sales of investment securities	716	802	1,828
Net gains on sales of loans	460	601	492
Other income	2,637	2,393	2,465
Total non-interest income	15,674	14,441	14,967
Non-interest expense:
Salaries and employee benefits	48,379	43,886	40,285
Occupancy and equipment expenses	7,960	7,362	7,308
Technology and telecommunications expenses	6,372	6,080	5,710
Advertising and public relations expenses	2,855	2,833	2,719
Audit, legal and other professional fees	1,565	1,721	1,657
Deposit insurance premiums	1,535	1,387	1,214
Supplies and postage expenses	999	965	988
Other operating expenses	6,480	6,094	5,851
Total non-interest expense	76,145	70,328	65,732
Income before income taxes	35,621	27,912	24,262
Provision for income taxes	16,228	9,161	8,114
Net income	$19,393	$18,751	$16,148

Basic earnings per share	$1.68	$1.71	$1.56
Diluted earnings per share	$1.66	$1.70	$1.55

Basic weighted average common shares outstanding	11,568,430	10,966,333	10,323,016
Diluted weighted average common shares outstanding	11,651,763	11,039,511	10,389,934

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2017	2016	2015
Net income	$19,393	$18,751	$16,148
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains (losses) on investments arising during the period	2,424	(3,876)	(518)
Income tax (expense) benefit	(855)	1,357	216
Net unrealized holding gains (losses), net of tax	1,569	(2,519)	(302)
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	716	802	1,828
Income tax expense	(247)	(289)	(637)
Reclassification adjustment for gains realized, net of tax	469	513	1,191

Total other comprehensive income (loss), net	1,100	(3,032)	(1,493)
Comprehensive income	$20,493	$15,719	$14,655

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2014	10,207,943	$102	$57,130	$105,951	$3,767	$166,950
Net income				16,148		16,148
Other comprehensive (loss), net					(1,493)	(1,493)
Tax benefit from stock compensation			217			217
Common stock dividend paid ($0.50 per share)				(5,158)		(5,158)
Common stock issued under dividend reinvestment plan	58,529	1	1,276			1,277
Common stock issued, other	7,674	—	171			171
Stock-based compensation	65,015	1	1,783			1,784
Stock options exercised, net	38,626	—	431			431
Balance at December 31, 2015	10,377,787	$104	$61,008	$116,941	$2,274	$180,327
Net income				18,751		18,751
Other comprehensive (loss), net					(3,032)	(3,032)
Tax benefit from stock compensation			789			789
Common stock dividend paid ($0.52 per share)				(5,684)		(5,684)
Common stock issued under dividend reinvestment plan	53,516	1	1,380			1,381
Common stock issued, under share offering, net and other	932,522	9	19,793			19,802
Stock-based compensation	71,662	1	2,347			2,348
Net settlement for employee taxes on restricted stock and options	(12,744)	—	(442)			(442)
Stock options exercised, net	52,999	—	546			546
Balance at December 31, 2016	11,475,742	$115	$85,421	$130,008	$(758)	$214,786
Net income				19,393		19,393
Cumulative effect adjustment for adoption of new accounting pronouncements			13	(87)	74	—
Other comprehensive income, net					1,100	1,100
Common stock dividend paid ($0.54 per share)				(6,241)		(6,241)
Common stock issued under dividend reinvestment plan	44,752	—	1,494			1,494
Common stock issued, other	2,798	—	96			96
Stock-based compensation	58,037	1	1,757			1,758
Net settlement for employee taxes on restricted stock and options	(15,185)	—	(931)			(931)
Stock options exercised, net	43,709	—	355			355
Balance at December 31, 2017	11,609,853	$116	$88,205	$143,073	$416	$231,810

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$19,393	$18,751	$16,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,430	2,993	3,267
Depreciation and amortization	7,028	6,081	5,603
Stock-based compensation expense	1,753	2,380	1,803
Income on bank-owned life insurance, net	(701)	(747)	(553)
Net gains on life insurance	—	—	(163)
Net gains on sales of investments	(716)	(802)	(1,828)
Mortgage loans originated for sale	(19,820)	(28,873)	(23,673)
Proceeds from mortgage loans sold	21,641	29,614	24,827
Net gains on sales of loans	(460)	(601)	(492)
Net gains on sales of OREO	—	—	(154)
Changes in:
Decrease (increase) in other assets	6,026	(2,174)	64
Increase in other liabilities	2,357	701	874
Net cash provided by operating activities	37,931	27,323	25,723
Cash flows from investing activities:
Proceeds from sales of investment securities	133,736	4,800	25,115
Net (purchases) proceeds from FHLB capital stock	(3,121)	956	307
Proceeds from maturities, calls and pay-downs of investment securities	32,643	30,930	26,731
Purchase of investment securities	(187,158)	(118,255)	(108,962)
Net increase in loans	(247,032)	(163,426)	(188,738)
Additions to premises and equipment, net	(8,211)	(7,918)	(3,938)
Proceeds from OREO sales and payments	—	—	1,015
Proceeds from bank-owned life insurance	—	405	—
Purchase of bank-owned life insurance	—	—	(11,390)
Net cash used in investing activities	(279,143)	(252,508)	(259,860)
Cash flows from financing activities:
Net increase in deposits	172,441	250,773	249,602
Net increase (decrease) in borrowed funds	78,329	(43,000)	(5,229)
Repayment of subordinated debt	—	—	(10,825)
Proceeds from the issuance of subordinated debt	—	—	15,000
Cash dividends paid	(6,241)	(5,684)	(5,158)
Proceeds from issuance of common stock, net of expenses	1,590	21,183	1,448
Net settlement for employee taxes on restricted stock and options	(931)	(442)	—
Proceeds from stock option exercises	355	546	431
Tax benefit from stock-based compensation	—	789	217
Net cash provided by financing activities	245,543	224,165	245,486

Net increase (decrease) in cash and cash equivalents	4,331	(1,020)	11,349
Cash and cash equivalents at beginning of year	50,475	51,495	40,146
Cash and cash equivalents at end of year	$54,806	$50,475	$51,495

Supplemental financial data:
Cash Paid For: Interest	$7,295	$5,536	$5,467
Cash Paid For: Income taxes	$10,459	$10,868	$7,594
Supplemental schedule of non-cash activity:
Net purchases (sales) of investment securities not yet settled	$9,154	$(301)	$2,296
Bank owned life insurance proceeds not yet received	—	—	403
Capital expenditures incurred not yet paid	—	—	525
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The consolidated financial statements of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our"), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company commonly referred to as Enterprise Bank (the "Bank"). The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all of the Company’s operations are conducted through the Bank and its subsidiaries.

The Bank’s subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, organized under the laws of the State of Delaware for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

At December 31, 2017, the Company had 24 full service branches serving the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

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

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions for Form 10-K through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying audited consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying audited consolidated financial statements. Certain previous years' amounts in the audited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation.

The Company has evaluated subsequent events and transactions from December 31, 2017 through the date this Annual Report on Form 10-K was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(b) Uses of estimates

In preparing the financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These assumptions and estimates affect the reported values of assets and liabilities as of the balance sheet date and income and expenses for the years then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used be incorrect, or change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  The three most significant areas in which management applies critical assumptions and estimates are the estimate of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.

(c) Cash and cash equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual fund accounts) and federal funds ("fed funds") sold. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

(d) Investments

Investments that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available-for-sale" and are carried at fair value.  Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss).  Included as available-for-sale are securities that are purchased in connection with the Company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the Company has the positive intent to hold investment securities to maturity, investment securities will be classified as held-to-maturity and carried at amortized cost.  As of the balance sheet dates, all of the Company’s investment securities were classified as available-for-sale and carried at fair value.

There are inherent risks associated with the Company’s investment activities that could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses to determine if any of the unrealized losses are other-than-temporarily impaired ("OTTI").  The determination of OTTI involves a high degree of judgment. While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers.

If an investment is deemed to have an unrealized loss that is OTTI, the Company is required to write-down the investment. For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery, or 3) a credit loss exists and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income. Once written-down, the previous charge on debt securities may not be recovered through earnings until sale or maturity, if in excess of its new cost basis.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

At December 31, 2017 the Company did not hold any equity investments. See "Accounting pronouncements not yet adopted by the Company" under "Recent Accounting Pronouncements" in Item (t) below in this Note 1 for treatment

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

of unrealized losses on equities beginning in 2018. See also Note 2, "Investment Securities," for further information on management's OTTI assessment.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method. Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis. See "Accounting pronouncements adopted by the Company" within "Recent Accounting Pronouncements" in Item (t) below in this Note 1 for further information on the Company's amortization of premiums on callable debt securities.

(e) Restricted Investments

Certain of the Company's derivative agreements contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral for this purpose, the cash is carried as restricted cash within cash and cash equivalents. See Note 8, "Derivatives and Hedging Activities" for more information about the Company's collateral related to its derivatives.

The Bank is also required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily reserve requirement included in “Cash and Due from Banks” was approximately $7.6 million and $6.8 million, based on the two week computation periods encompassing December 31, 2017 and 2016, respectively.

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

Management regularly reviews its holdings of FHLB stock for OTTI. Based on management’s periodic review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

See Note 2, "Investment Securities," for additional information on management's OTTI review of investments.

(f) Loans Held for Sale

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans held for sale are carried at the lower of aggregate amortized cost or market value. Market value is based on comparable market prices for loans with similar rates and terms. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans.  Gains and losses are determined using the specific identification method.

(g) Loans

Loans made by the Company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit.  Most loans granted by the Company are collateralized by real estate or equipment and/or are guaranteed by the principals of the borrower.  The ability and willingness of the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic areas and the general economy, among other factors.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. See also, "Commercial loans" under "Loan categories" in Note 3, 'Loans" for further information about the Company's participation loans.

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

The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology uses a two-tiered approach that makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans, which are collectively evaluated relying on a combination of qualitative and quantitative factors that may affect credit quality of the pool.

On a quarterly basis, the Company prepares an estimate of the allowance necessary to cover estimated credit risk inherent in the portfolio as of the specified balance sheet dates.  The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee and the full Board.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

(k) Bank Owned Life Insurance

The Company has purchased bank-owned life insurance ("BOLI') on certain current and former senior and executive officers.  The cash surrender value carried on the consolidated balance sheets at December 31, 2017 and December 31, 2016 amounted to $29.5 million and $28.8 million, respectively. There are no associated surrender charges under the outstanding policies.

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

(m) Goodwill

Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both December 31, 2017 and December 31, 2016. This asset is related to the Company’s acquisition of two branch offices in July 2000.

In accordance with GAAP, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill may occur when the estimated fair value of the Company is less than its recorded book value. A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations.

The annual impairment test begins with a qualitative assessment of whether it is "more likely than not" that the reporting unit's fair value is less than its carrying amount. The assessment is performed at the reporting unit level.  If an entity concludes it is not "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at December 31, 2017.

If the Company's qualitative assessment concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

(n) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Wealth Management and Enterprise Wealth Services and commercial sweep products, totaled $845.0 million and $725.3 million at December 31, 2017 and 2016, respectively.  Fee income is recorded on an accrual basis and recognized over the period in which it is earned. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.

(o) Derivatives

The Company recognizes all derivatives as either assets or liabilities on its consolidated balance sheet and measures those instruments at fair market value.

Interest-rate-lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2017 and 2016, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest-rate-contract swaps as part of its interest-rate risk management strategy. Interest-rate- swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2017 or 2016.

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate-swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate-swap agreement.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(p) Stock Based Compensation

The Company’s consolidated financial statements include stock-based compensation expense for the portion of stock option awards and stock awards for which the requisite service has been rendered during the period. The compensation expense has been recorded based on the estimated grant-date fair value of the stock option awards, or in the case of stock awards, the market value of the common stock on the date of grant. Prior to the adoption of ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting," in January 2017, forfeitures were estimated and netted against the expense. Upon adoption of this ASU, expense adjustments are made for actual forfeitures as they occur. See "Recent Accounting pronouncements" below in this Note 1, for further information related to the adoption of ASU 2016-09, including the change in recording excess tax benefits and deficiencies.

The Company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of actual forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each award) or as performance objectives are met. Stock awards that do not require future service ("vested awards") will be expensed immediately. Stock-based compensation also includes Director stock compensation for stock awards and stock in lieu of cash fees, both included in other operating expenses, described in more detail in Note 12, "Stock-Based Compensation."

(q) Income Taxes

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of tax-exempt interest from certain investment securities, loans and BOLI.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2017 or December 31, 2016.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2014 through 2017 tax years.

See Note 13, "Income Taxes," for further information about the Company's income taxes and deferred tax assets, including the impact of the Tax Cuts and Jobs Acts (the "new federal tax bill").

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(s) Reporting Comprehensive Income

Comprehensive income is defined as all changes to stockholder's equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale, net of deferred income taxes. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

(t) Recent Accounting Pronouncements

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

The Company adopted ASU No. 2016-09 in the first quarter of 2017. Several aspects of the accounting are simplified including, generally: a) income tax consequences; b) classification of awards as either equity or liabilities; c) accounting for forfeitures; and d) classification on the statement of cash flows. Upon adoption, the most significant impact of this amendment resulted from the prospective application of current excess tax benefits and deficiencies being recognized in income tax expense, which would previously have been recognized in additional paid-in capital, in the reporting period in which they occur. For the year ended December 31, 2017, this reduced the Company's provision for income taxes, increasing earnings by approximately $922 thousand. For the years ended December 31, 2016 and 2015, the Company recognized $789 thousand and $217 thousand, respectively, in additional paid-in-capital in this regard, which, if under the new ASU, would have been recognized as income tax benefit in the income statement. This amount, treated as discrete items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the consolidated financial statements.

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

For further information about the Company's adoption of this ASU see Note 12 "Stock-Based Compensation."

In March 2017, the FASB issued ASU No. 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases Callable Debt Securities." The amendments shorten the amortization period to the earliest call date for certain callable debt securities held at a premium. The accretion for securities held at a discount is not affected by this statement and remains unchanged. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective basis is required upon adoption. Early adoption is permitted. The Company early adopted this ASU in the fourth quarter of 2017. This adoption did not have a material impact on the Company's consolidated financial statements, results of operations or disclosures upon adoption.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)" The ASU eliminates the "stranded tax effects" associated with the new federal tax bill change in the federal corporate income tax rate on the valuation of deferred tax items related to unrealized gains/losses on available

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

for sale securities. These stranded tax effects, the difference between the historical tax rate and the newly enacted tax rate, will be reclassified from accumulated other comprehensive income to retained earnings. The amendment is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods in which financial statements had not been issued. The Company chose to early adopt for the year ended December 31, 2017, with a cumulative effect adjustment to retained earnings and accumulated other comprehensive. This adoption did not have a material impact on the Company's consolidated financial statements, results of operations or disclosures upon adoption.

Accounting pronouncements not yet adopted by the Company (in order of effective date of implementation)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" to amend the effective date of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The FASB has since issued additional related ASUs amendments intended to clarify certain aspects and improve understanding of the implementation guidance of Topic 606 but do not change the core principles of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of Topic 606.

The Company has begun the implementation process and based on the fact that the largest portion of the Company's revenue, interest income and various loan fees, is specifically excluded from the scope of this ASU, and because the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new ASU, management believes that this new standard will not materially impact the Company's consolidated financial statements, results of operations or disclosures. The foregoing observations are subject to change as management completes the implementation of this ASU in the first quarter of 2018.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.

Among other things, ASU No, 2016-01:

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

The FASB has since issued an additional related ASU amendment intended to clarify certain aspects and improve understanding of the implementation guidance in ASU No. 2016-01 but does not change the core principles of the original guidance. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This adoption is not expected to have a material impact on the Company's consolidated financial statements, results of operations or disclosures upon adoption. As of December 31, 2017, the Company did not hold any equity securities; however the Company intends to invest in equity securities in 2018. The fair value changes that will be recognized in net income will depend on the amount of dollars invested and the magnitude of changes in equity market values.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments are intended to reduce diversity in practice related to the presentation of eight specific cash flow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's consolidated financial statements and results of operations. The Company is currently in the process of implementing this ASU for the first quarter of 2018.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash flows-Restricted Cash (Topic 230)." The amendments in this Update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the consolidated statement of cash flows. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's consolidated financial statements and results of operations. The Company is currently in the process of implementing this ASU for the first quarter of 2018.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this Update outline the presentation, classification and disclosure requirements for service cost and other components of net benefit costs. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Because this amendment primarily impacts the presentation and classification of information, the Company does not expect this ASU to have an impact on the Company's consolidated financial statements and results of operations. The Company is currently in the process of adopting this ASU for the first quarter of 2018.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this Update apply to entities that change the terms of an outstanding share-based payment award. The amendments are intended to reduce diversity in practice as well as cost and complexity when applying guidance in Topic 718 to the modification of the terms and conditions of a share-based payment award. This ASU provides guidance on the three modifications to share-based payment awards and conditions that must be met in order to exempt an entity from modification accounting under Topic 718. The amendments in this Update apply prospectively to award modifications on or after the adoption date, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that adoption of the ASU will have a material impact on its consolidated financial statements, results of operations or disclosures. The Company is currently in the process of adopting this ASU for the first quarter of 2018.

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

The Company is currently evaluating the effects of this ASU on the Company's consolidated financial statements, results of operations and disclosures. Based on the Company's evaluation to date, management believes the more significant implication of this ASU on the Company relates to operating leases of our facilities, mainly branch leases. As of December 31, 2017, the Company had leases on 17 of its locations, including branches and part of its main campus, and expects that upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

adjusted for prepaid or accrued rent and any initial direct cost incurred. In addition, the Company will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset. Lease expense will be presented as a single line item in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their evaluation.

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

The Company has established an implementation committee and an enterprise-wide implementation plan for this ASU, which will consider the impact to operations, financial results, disclosures and controls. At present, the impact of the adoption of ASU No. 2016-13 on the Company's operations, financial results, disclosures and controls is unknown.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized doesn't exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company's consolidated financial statements was $5.7 million at both December 31, 2017 and December 31, 2016. This asset is related to the Company's acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on the Company's consolidated financial statements and results of operations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(2)	Investment Securities

The amortized cost and fair values of investment securities at December 31, 2017 and 2016 are summarized as follows:

	2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$51,769	$30	$82	$51,717
Residential federal agency MBS(1)	141,054	71	971	140,154
Commercial federal agency MBS(1)	66,777	9	286	66,500
Municipal securities	132,603	2,097	354	134,346
Corporate bonds	11,546	63	67	11,542
Certificates of deposits (2)	950	—	3	947
Total investment securities, at fair value(3)	$404,699	$2,270	$1,763	$405,206

	2016
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$74,682	$432	$45	$75,069
Residential federal agency MBS(1)	94,818	96	1,561	93,353
Commercial federal agency MBS(1)	71,993	15	1,730	70,278
Municipal securities	112,401	922	1,520	111,803
Corporate bonds	10,734	51	90	10,695
Certificates of deposits (2)	950	—	1	949
Total debt securities	365,578	1,516	4,947	362,147
Equity investments	10,413	2,532	302	12,643
Total investment securities, at fair value	$375,991	$4,048	$5,249	$374,790

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.

(2)	Certificates of deposit ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

(3)	As of December 31, 2017, all investments were debt securities and the Company did not hold any available-for-sale equity securities.

Included in the residential and commercial federal agency MBS category were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $171.7 million and $107.0 million at December 31, 2017 and 2016, respectively.

As of the dates reflected in the tables above, all of the Company's investment securities were classified as available-for-sale and carried at fair value.
Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss). The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the predominantly fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized losses that are deemed OTTI are generally charged to earnings, as described further in Note 1, "Summary of Significant Accounting Policies," under Item (d) "Investments." Gains or losses will be recognized in the income statement if the securities are sold.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company did not hold any available-for-sale equity securities at December 31, 2017.

The following tables summarize investments (debt and equity) having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at December 31, 2017 and 2016.

	2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$34,344	$82	$—	$—	$34,344	$82	9
Residential federal agency MBS	109,308	882	2,015	89	111,323	971	30
Commercial federal agency MBS	35,859	205	5,190	81	41,049	286	11
Municipal securities	16,983	129	10,210	225	27,193	354	50
Corporate bonds	2,802	23	2,913	44	5,715	67	33
Certificates of deposits	947	3	—	—	947	3	4
Total temporarily impaired investment securities	$200,243	$1,324	$20,328	$439	$220,571	$1,763	137

	2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$13,956	$45	$—	$—	$13,956	$45	3
Residential federal agency MBS	68,138	1,236	8,008	325	76,146	1,561	31
Commercial federal agency MBS	60,060	1,730	—	—	60,060	1,730	18
Municipal securities	60,436	1,520	—	—	60,436	1,520	107
Corporate bonds	5,729	90	—	—	5,729	90	37
Certificates of deposit	949	1	—	—	949	1	4
Equity investments	1,185	20	2,743	282	3,928	302	3
Total temporarily impaired investment securities	$210,453	$4,642	$10,751	$607	$221,204	$5,249	203

During the years ended December 31, 2017 and 2016, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. At December 31, 2017, management did not consider it debt securities to have OTTI and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At December 31, 2017, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration. The Company did not hold any equity securities at December 31, 2017.
As noted in the table above, a small portion of the portfolio was invested in CDs and was also in an unrealized loss position at December 31, 2017 due to market rates. The unrealized loss was not considered to be material and the securities are expected to mature at par value.

The contractual maturity distribution at December 31, 2017 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$19,095	$19,159
Due after one, but within five years	82,231	82,255
Due after five, but within ten years	134,395	134,959
Due after ten years	168,978	168,833
Total available-for-sale securities	$404,699	$405,206

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in debt securities above are callable securities, comprised of municipal securities and corporate bonds with amortized costs and fair values of $74.5 million and $75.7 million, respectively, at December 31, 2017, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time the Company may pledge securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $383.1 million at December 31, 2017 and $361.2 million at December 31, 2016.

Sales of investments, including pending trades based on trade date, if applicable, for the years ended December 31, 2017, 2016, and 2015 are summarized as follows:

(Dollars in thousands)	2017	2016	2015
Amortized cost of investments sold (1)	$145,472	$4,299	$23,287
Gross realized gains on sales	3,411	803	1,990
Gross realized losses on sales	(2,695)	(1)	(162)
Total proceeds from sales of investments	$146,188	$5,101	$25,115

(1) Amortized cost of investments sold is determined on a specific identification basis.

In 2017, the gross realized gains were primarily from equity sales, partially offset by losses predominately from a debt security portfolio restructuring. The proceeds from sales of investments were reinvested into the portfolio.

Tax-exempt interest earned on the municipal securities portfolio was $4.0 million for the year ended December 31, 2017, $3.6 million for the year ended December 31, 2016, and $2.9 million for the year ended December 31, 2015.

The average balance of tax-exempt investments was $111.6 million and $100.0 million for the years ended December 31, 2017 and December 31, 2016, respectively.

See Item (d) "Investments," contained in Note 1, "Summary of Significant Accounting Policies," for additional information regarding the accounting for the Company’s investments portfolio. See also Note 15, "Fair Value Measurements," below for further information regarding the Company’s fair value measurements for available-for-sale securities.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(3)	Loans

The Company specializes in lending to business entities, non-profit organizations, professional practices and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure.

See Note 4, "Allowance for Loan Losses," for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses.

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Commercial real estate	$1,201,351	$1,038,082
Commercial and industrial	498,802	490,799
Commercial construction	274,905	213,447
Total commercial loans	1,975,058	1,742,328
Residential mortgages	195,492	180,560
Home equity loans and lines	91,706	91,065
Consumer	10,293	10,845
Total retail loans	297,491	282,470

Gross loans	2,272,549	2,024,798
Deferred loan origination fees, net	(2,645)	(2,069)
Total loans	2,269,904	2,022,729
Allowance for loan losses	(32,915)	(31,342)
Net loans	$2,236,989	$1,991,387

Loan Categories

Commercial loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate. These loans are typically secured by a variety of commercial and industrial property types, including one-to-four family and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

From time to time, the Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $91.6 million at December 31, 2017 and $85.2 million at December 31, 2016. See also "Loans serviced for others" below for information related to commercial loans participated out to various institutions.

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

Residential mortgage loans

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

As of December 31, 2017 and 2016, the outstanding loan balances to directors, officers, principal stockholders and their associates were $33.9 million and $18.6 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $16.8 million and $9.8 million, as of December 31, 2017 and 2016, respectively. During 2017, new loans and net increases in loan balances or lines of credit under existing commitments of $30.2 million were made and principal paydowns of $7.9 million were received. During 2016, new loans and net increases in loan balances or lines of credit under existing commitments of $2.3 million were made and principal paydowns of $1.9 million were received.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans Serviced for Others

At December 31, 2017 and 2016, the Company was servicing residential mortgage loans owned by investors amounting to $18.4 million and $18.7 million, respectively. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $70.7 million and $62.3 million at December 31, 2017 and 2016, respectively. See the discussion above under the heading "Commercial loans" for further information regarding commercial participations.

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Commercial real estate	$224,703	$247,664
Residential mortgages	187,524	170,247
Home equity loans and lines	9,405	12,340
Total loans pledged to FHLB	$421,632	$430,251

Tax-Exempt Interest

Tax-exempt interest earned on qualified commercial loans was $2.1 million for both the years ended December 31, 2017 and 2016 and $1.6 million for the year ended December 31, 2015, respectively. Average tax-exempt loan balances were $64.4 million and $63.9 million for the years ended December 31, 2017 and 2016, respectively.

See Note 15, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for loans, and Note 8, "Derivatives and Hedging Activities," below for information regarding interest-rate-swap agreements related to certain commercial loans.

For additional information on unadvanced loans and lines, commitments to originate loans, letters of credit and commitments to originate loans for sale or to sell loans see Note 9, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk."

(4)	Allowance for Loan Losses

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate.  The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry, relationship size and source of repayment, and through sound underwriting practices and the credit risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including, individual review of larger and higher risk problem assets, the level of delinquent loans and non-performing loans, impaired loans, the level of net charge-offs, and the growth and composition of the loan portfolio, as well as trends in the general levels of these indicators. In addition management monitors expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the local region.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The balances of loans as of December 31, 2017 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$13,739	$1,187,612	$1,201,351
Commercial and industrial	10,096	488,706	498,802
Commercial construction	1,624	273,281	274,905
Residential mortgages	397	195,095	195,492
Home equity loans and lines	371	91,335	91,706
Consumer	35	10,258	10,293
Total gross loans	$26,262	$2,246,287	$2,272,549

The balances of loans as of December 31, 2016 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,261	$1,023,821	$1,038,082
Commercial and industrial	13,372	477,427	490,799
Commercial construction	3,364	210,083	213,447
Residential mortgages	289	180,271	180,560
Home equity loans and lines	509	90,556	91,065
Consumer	1	10,844	10,845
Total loans	$31,796	$1,993,002	$2,024,798

Credit Risk Management

As noted above, the credit risk management function focuses on a wide variety of factors and early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management as well as reviews by the Loan Committee and the Board. This review includes the assessment of internal credit quality indicators such as, among others, the risk classification of adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity. These credit quality indicators are discussed below.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

	December 31, 2017
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$12,895	$—	$—	$1,188,456	$1,201,351
Commercial and industrial	9,915	48	1	488,838	498,802
Commercial construction	1,624	—	—	273,281	274,905
Residential mortgages	1,355	—	—	194,137	195,492
Home equity loans and lines	513	—	—	91,193	91,706
Consumer	52	10	—	10,231	10,293
Total gross loans	$26,354	$58	$1	$2,246,136	$2,272,549

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2016
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$16,003	$—	$—	$1,022,079	$1,038,082
Commercial and industrial	12,770	99	2	477,928	490,799
Commercial construction	3,364	—	—	210,083	213,447
Residential mortgages	1,414	—	—	179,146	180,560
Home equity loans and lines	666	—	—	90,399	91,065
Consumer	30	—	—	10,815	10,845
Total gross loans	$34,247	$99	$2	$1,990,450	$2,024,798

Total adversely classified loans amounted to 1.16% of total loans at December 31, 2017, as compared to 1.70% at December 31, 2016.

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

The following tables present an age analysis of past due loans as of the dates indicated:

	Balance at December 31, 2017
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$4,200	$69	$3,569	$7,838	$1,193,513	$1,201,351	$6,751
Commercial and industrial	374	527	327	1,228	497,574	498,802	1,294
Commercial construction	2,526	518	—	3,044	271,861	274,905	193
Residential mortgages	1,931	93	89	2,113	193,379	195,492	262
Home equity loans and lines	491	120	12	623	91,083	91,706	463
Consumer	51	5	45	101	10,192	10,293	69
Total gross loans	$9,573	$1,332	$4,042	$14,947	$2,257,602	$2,272,549	$9,032

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	Balance at December 31, 2016
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$5,993	$923	$1,399	$8,315	$1,029,767	$1,038,082	$4,876
Commercial and industrial	267	4	1,544	1,815	488,984	490,799	3,174
Commercial construction	—	—	—	—	213,447	213,447	519
Residential mortgages	648	—	99	747	179,813	180,560	289
Home equity loans and lines	270	—	269	539	90,526	91,065	616
Consumer	94	13	11	118	10,727	10,845	11
Total gross loans	$7,272	$940	$3,322	$11,534	$2,013,264	$2,024,798	$9,485

At December 31, 2017 and December 31, 2016, all loans past due 90 days or more were carried as non-accrual, in addition to those loans where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $21 thousand at December 31, 2017 and $220 thousand at December 31, 2016. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.40% and 0.47% at December 31, 2017 and December 31, 2016, respectively.

The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2017, additional funding commitments for loans on non-accrual status totaled $25 thousand.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2017	2016	2015
Income in accordance with original loan terms	$1,906	$1,585	$1,052
Less income recognized	990	722	426
Reduction in interest income	$916	$863	$626

Impaired loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) will be collected in accordance with the original contractual terms. The majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring ("TDR"), see "Troubled debt restructurings" below. Impaired loans are individually evaluated and exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The carrying value of impaired loans amounted to $26.3 million and $31.8 million at December 31, 2017 and December 31, 2016, respectively.  Total accruing impaired loans amounted to $17.4 million and $22.4 million at December 31, 2017 and December 31, 2016, respectively, while non-accrual impaired loans amounted to $8.9 million and $9.4 million as of December 31, 2017 and December 31, 2016, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dates indicated:

	Balance at December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,132	$13,739	$12,850	$889	$59
Commercial and industrial	10,458	10,096	7,053	3,043	1,284
Commercial construction	1,678	1,624	1,624	—	—
Residential mortgages	511	397	262	135	5
Home equity loans and lines	543	371	371	—	—
Consumer	36	35	—	35	35
Total	$28,358	$26,262	$22,160	$4,102	$1,383

	Balance at December 31, 2016
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,010	$14,261	$12,444	$1,817	$370
Commercial and industrial	14,291	13,372	9,366	4,006	2,222
Commercial construction	3,408	3,364	3,051	313	28
Residential mortgages	388	289	289	—	—
Home equity loans and lines	665	509	509	—	—
Consumer	2	1	—	1	1
Total	$34,764	$31,796	$25,659	$6,137	$2,621

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the year ends indicated:

	December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Average recorded investment	Interest income (loss) recognized	Average recorded investment	Interest income (loss) recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,473	$363	$12,988	$332	$13,827	$196
Commercial and industrial	12,272	370	9,790	223	9,372	97
Commercial construction	1,818	92	3,137	150	2,202	83
Residential mortgages	320	2	301	—	449	—
Home equity loans and lines	482	(1)	356	(4)	174	1
Consumer	25	(1)	14	—	45	—
Total	$29,390	$825	$26,586	$701	$26,069	$377

All payments received on impaired loans in non-accrual status are applied to principal. Interest income that was not recognized on loans that were deemed impaired as of December 31, 2017, 2016 and 2015, amounted to $890 thousand, $858 thousand, and $688 thousand, respectively. At December 31, 2017, additional funding commitments for impaired loans totaled $416 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of December 31, 2017 and December 31, 2016, were $20.3 million and $27.0 million, respectively.  TDR loans on accrual status amounted to $17.4 million and $22.4 million at December 31, 2017 and December 31, 2016, respectively.  TDR loans included in non-performing loans amounted to $2.9 million and $4.6 million at December 31, 2017 and December 31, 2016, respectively.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At December 31, 2017, additional funding commitments for TDR loans totaled $391 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Loan advances with adequate collateral	—	$—	8	$10,533
Extended maturity date	1	175	4	548
Temporary payment reduction and payment re-amortization of remaining principal over extended term	6	790	—	—
Temporary interest-only payment plan	4	191	7	1,697
Total	11	$1,156	19	$12,778
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$155		$1,418

Loans modified as TDRs during the year ended December 31, 2017 and December 31, 2016 are detailed below.

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$696	$674	8	$6,212	$7,534
Commercial and industrial	6	386	346	11	5,231	5,244
Commercial construction	—	—	—	—	—	—
Residential mortgages	1	136	135	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	1	1	1	—	—	—
Total	11	$1,219	$1,156	19	$11,443	$12,778

There were no subsequent charge-offs associated with the new TDRs noted in the table above during both 2017 and 2016.

Interest payments received on non-accruing 2017 and 2016 TDR loans which were applied to principal and not recognized as interest income were not material.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Payment defaults during the years ended December 31, 2017 and December 31, 2016 on loans modified as TDRs within the preceding twelve months are detailed below.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—	1	$148
Commercial and industrial	2	20	—	—
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	—	—	—	—
Consumer	—	—	—	—
Total	2	$20	1	$148

Other Real Estate Owned ("OREO")

The Company carried no OREO at December 31, 2017 or December 31, 2016. There were no additions, sales or write downs on OREO during 2017 or 2016. There were $154 thousand gains on OREO sales and no subsequent write downs during 2015.

At December 31, 2017, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amounts totaling $101 thousand compared with $200 thousand at December 31, 2016.

Allowance for Loan Loss Activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $32.9 million at December 31, 2017, compared to $31.3 million at December 31, 2016. For the years ended December 31, 2017 and 2016, the provision for loan losses amounted to $1.4 million and $3.0 million, respectively. The decrease in the provision for 2017 was due primarily to generally improved credit quality metrics and underlying collateral values, partially offset by increased loan growth compared to the prior year.

The allowance for loan losses to total loans ratio was 1.45% at December 31, 2017, compared to 1.55% at December 31, 2016. Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2017.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2017	2016	2015
Balance at beginning of year	$31,342	$29,008	$27,121
Provision	1,430	2,993	3,267
Recoveries	755	709	409
Less: Charge-offs	612	1,368	1,789
Balance at end of year	$32,915	$31,342	$29,008

Changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2017, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beginning Balance, December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	2,628	(1,737)	541	(56)	(30)	84	1,430
Recoveries	193	550	—	—	4	8	755
Less: Charge-offs	178	348	—	—	—	86	612
Ending Balance, December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915

Ending allowance balance:
Allocated to loans individually evaluated for impairment	$59	$1,284	$—	$5	$—	$35	$1,383
Allocated to loans collectively evaluated for impairment	$17,486	$8,385	$3,947	$899	$608	$207	$31,532

Changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2016, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beginning Balance, December 31, 2015	$13,514	$9,758	$3,905	$1,061	$540	$230	$29,008
Provision	1,696	1,745	(494)	(101)	97	50	2,993
Recoveries	20	681	—	—	3	5	709
Less: Charge-offs	328	980	5	—	6	49	1,368
Ending Balance, December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342

Ending allowance balance:
Allocated to loans individually evaluated for impairment	$370	$2,222	$28	$—	$—	$1	$2,621
Allocated to loans collectively evaluated for impairment	$14,532	$8,982	$3,378	$960	$634	$235	$28,721

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(5)	Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

(Dollars in thousands)	2017	2016
Land	$5,488	$5,201
Bank premises and leasehold improvements	42,525	37,390
Computer software and equipment	9,303	9,250
Furniture, fixtures and equipment	20,347	18,243
Total premises and equipment, before accumulated depreciation	77,663	70,084

Less accumulated depreciation	(40,641)	(36,544)
Total premises and equipment, net of accumulated depreciation	$37,022	$33,540

Total depreciation expense related to premises and equipment amounted to $4.7 million, $4.4 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Total rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $1.4 million, $1.3 million and $1.2 million, respectively.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.  In February 2017, the Company purchased, at fair market value, a property which was previously a leased branch location, the location remains an active full service banking branch.

At December 31, 2017, minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2018	$1,609
2019	1,392
2020	1,136
2021	1,133
2022	1,131
Thereafter	9,285
Total minimum lease payments	$15,686

The Company currently collects rent through leases for a small portion of the overall square-footage within its Lowell, MA campus headquarters and at one of its branch locations. Rental income was $133 thousand for the year ended December 31, 2017, $159 thousand for the year ended December 31, 2016 and $153 thousand for the year ended December 31, 2015.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(6)	Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2017	2016
Non-interest bearing demand deposits	$705,846	$646,115
Interest-bearing checking	391,111	372,696
Savings	193,385	178,637
Money market	807,931	844,216
Certificates of deposit $250,000 or less	150,445	125,580
Certificates of deposit more than $250,000	45,154	42,315
Total customer deposits	2,293,872	2,209,559
Brokered deposits (1)	147,490	59,362
Total deposits	$2,441,362	$2,268,921

(1) Brokered CDs $250,000 and under.

Total customer deposits (deposits, excluding brokered deposits) include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for full FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company as customer deposits within the appropriate category under total deposits on the consolidated balance sheet. The Company's balances in these reciprocal products were $249.6 million and $281.6 million at December 31, 2017 and December 31, 2016, respectively.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $359 thousand and $558 thousand at December 31, 2017 and 2016, respectively.

The following table shows the scheduled maturities of certificates of deposit (including brokered deposits with weighted average remaining lives of less than 6 months at December 31, 2017 and approximately 1.5 years as of December 31, 2016):

(Dollars in thousands)	December 31, 2017	December 31, 2016
Due in less than twelve months	$240,995	$136,695
Due in over one year through two years	60,692	38,344
Due in over two years through three years	28,141	32,652
Due in over three years through four years	6,592	8,525
Due in over four years through five years	5,614	5,721
Due in over five years	1,055	5,320
Total certificates of deposit	$343,089	$227,257

See Note 15, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for deposits.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(7)	Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, for the years indicated are summarized as follows:

	2017		2016		2015
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
FHLB borrowings	$89,000	1.54%	$10,671	0.80%	$40,671	0.51%
Other borrowings	—	—%	—	—%	13,000	0.60%
Total borrowed funds	$89,000	1.54%	$10,671	0.80%	$53,671	0.53%
Subordinated debt	14,847	6.23%	14,834	6.26%	14,822	6.16%
Total borrowed funds and subordinated debt	$103,847	2.21%	$25,505	3.98%	$68,493	1.75%

FHLB borrowings at December 31, 2017 consisted of $39.0 million in overnight borrowings, with a weighted average rate of 1.59%, and short-term borrowings of $50.0 million, with a weighted average rate of 1.50%, that matured in January 2018.

Maximum FHLB and other borrowings outstanding at any month end during 2017, 2016, and 2015 were $149.3 million, $43.7 million, and $53.7 million, respectively.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated.

	Year ended December 31,
	2017		2016		2015
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$49,546	1.19%	$14,551	0.55%	$10,731	0.36%
Other borrowings	—	—%	107	0.61%	36	0.61%
Total borrowed funds	$49,546	1.19%	$14,658	0.55%	$10,767	0.36%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  "Other borrowings" represents overnight advances from the FRB or federal funds purchased from correspondent banks.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2017, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $415.0 million.  In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window up to approximately $120.0 million at December 31, 2017. The Bank also has pre-approved borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

See Note 2, "Investments," and Note 3, "Loans" above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

The Company also carried subordinated debt of $14.8 million (net of deferred issuance costs) at December 31, 2017 December 31, 2016 and December 31, 2015, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

In 2015, the Company used a portion of the proceeds from the $15.0 million in Notes, to redeem the $10.8 million junior subordinated debt previously held by the Company.

See Note 15, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for borrowed funds and subordinated debt.

(8)	Derivatives and Hedging Activities

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2017 and 2016, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest-rate contract swaps as part of its interest-rate risk management strategy. Interest-rate swap agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2017 and 2016.

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

The transaction structure effectively minimizes the Bank's net risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate swap agreement.

As detailed in Note 1 "Summary of Significant Accounting Policies," under Item (o) "Derivatives," Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain commercial customers. Back-to-Back swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back Swaps during the years ended December 31, 2017, December 31, 2016 or December 31, 2015.

Each Back-to-Back swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of six and four interest-rate swaps outstanding at December 31, 2017 and December 31, 2016, respectively, with an aggregate notional amount of $29.4 million and $26.7 million on those respective dates.

Asset derivatives are included in the line item prepaid expenses and other assets and liability derivatives are included in the accrued expenses and other liabilities line item on the consolidated balance sheets, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of December 31, 2017		As of December 31, 2016
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest-rate contracts - pay floating, received fixed	$25	$568	$—	$610
Interest-rate contracts - pay fixed, receive floating	543	—	610	—
Total interest rate swaps	$568	$568	$610	$610

By using derivative financial instruments, the Company exposes itself to counterparty-credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. The counterparty was rated A / A2 by S&P and Moody’s, respectively, at December 31, 2017. Additionally, counterparty interest-rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had credit risk exposure amounting to $543 thousand and $610 thousand at December 31, 2017 and December 31, 2016 respectively, relating to interest-rate swaps with counterparties. The Company held cash collateral of $480 thousand at December 31, 2017, and none at December 31, 2016. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore it is not carried on the Company's consolidated balance sheet.

Interest-rate swaps with the counterparty are subject to master netting agreements. The table below presents the Company's asset derivative positions and the potential effect of those netting arrangements on its financial position, as of the periods presented. Interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Asset	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest-rate contracts - pay fixed, receive floating	$568	$25	$543

	As of December 31, 2016
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest-rate contracts - pay fixed, receive floating	$610	$—	$610

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third-party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to the percentage of the Company's participation in the underlying loan applied to the originating bank's swap loss. At December 31, 2017 and December 31, 2016, the Company had two such participation loans and management considers the risk of material swap-loss exposure to be unlikely based on the borrower's financial and collateral strength.

See Note 9, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," for additional information on the Company's commitments and contingencies.

(9)	Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, letters of credit, and unadvanced portions of loans and lines of credit.

The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.  The contractual amounts of these instruments reflect the extent of involvement the Company has in the particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet credit risk at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Commitments to originate loans	$13,830	$37,753
Commitments to originate residential mortgages loans for sale	2,078	1,946
Commitments to sell residential mortgage loans	2,286	3,115
Letters of credit	21,576	21,497
Unadvanced portions of commercial real estate loans	26,947	56,952
Unadvanced portions of commercial loans and lines	432,731	399,833
Unadvanced portions of construction loans (commercial & residential)	209,916	151,757
Unadvanced portions of home equity lines	94,012	82,884
Unadvanced portions of consumer loans	4,290	3,043
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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

See Note 8, "Derivatives and Hedging Activities" for information on the Company's interest-rate lock commitments, interest-rate swaps, and participation in loans originated by third-party banks with potential contingent liabilities.

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

(10)	Stockholders’ Equity

Shares Authorized and Share Issuance

The Company’s authorized capital is divided into common stock and preferred stock. At the Company's annual meeting of shareholders held on May 2, 2017, shareholders voted to amend the Company's Restated Articles of Organization to increase the number of shares of common stock that the Company is authorized to issue from 20,000,000 shares to 40,000,000 shares. The Company is authorized to issue 1,000,000 shares of preferred stock.
Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

The Company has a shareholders rights plan, the terms of which were extended in January 2018. Under this extended plan, each share of common stock includes a right to purchase under certain circumstances one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $122.50 per one one-hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the Company.  The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the Company’s outstanding shares of common stock.  The rights have no voting or dividend privileges, and unless and until they become exercisable, have no dilutive effect on the earnings of the Company. The rights will expire, unless earlier redeemed, exchanged, or otherwise rescinded by the Company, on January 13, 2028.

The Company's stock incentive plans permit the Board to grant, under various terms, stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, non-employee directors and consultants.

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 117,219 shares and 141,580 shares as of December 31, 2017 and December 31, 2016, respectively. See Item (r) "Earnings per Share," contained in Note 1, "Summary of Significant Accounting Policies,"

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

for additional information regarding unvested participating restricted awards and the Company's earnings per share calculation.

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. Chapter 156D of the Massachusetts General Laws, a statue known as the Massachusetts Business Corporation Act, which applies to Massachusetts corporations such as the Company, eliminates the concept of "treasury stock" and provides that shares a Massachusetts company reacquires will be treated as authorized but unissued shares.

See Note 12, "Stock-Based Compensation," below for additional information regarding the Company's stock incentive plans.

The Company's stock incentive plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, non-employee directors and consultants. From time to time, the Company issues shares to community members for consulting on regional advisory councils and grants shares of fully vested stock as employee anniversary awards. These shares vest immediately and the cost, which is deemed to be immaterial, is expensed in the period in which the services are rendered and is based on the market price on the date of grant.

In addition to shares issued to employees, non-employee directors, and community members for consulting on regional advisory councils, and shares issued through equity offerings (see "Capital Raised and Capital Adequacy Requirements" below), the Company maintains a dividend reinvestment and direct stock purchase plan ("DRSPP") for stockholders and new investors to reinvest or purchase additional shares of common stock directly from the Company. See "Dividends" below for further information about the DRSPP.

Capital Raised and Capital Adequacy Requirements

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

In the second quarter of 2016, the Company completed a combined shareholder subscription rights offering and supplemental community offering (the "Offering"), at an offering price of $21.50 per share, under its $40 million shelf registration statement (Reg No. 333-190017). The Company issued 930,232 shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes. See Note 14, "Earnings Per Share," for further information regarding the impact of the offering on EPS.

Since January 1, 2015, the Company has been subject to increasing capital ratios, with a phase-in period that extends to January 2019, as a result of regulation adopted by the federal bank regulatory agencies known as the "Basel III Rules."

Management believes, as of December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2017 and December 31, 2016, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2017 and December 31, 2016 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
The Company
Total Capital (to risk weighted assets)	$270,826	11.21%	$193,327	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	225,738	9.34%	144,995	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage Ratio	225,738	8.22%	109,838	4.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	225,738	9.34%	108,747	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$270,150	11.18%	$193,301	8.00%	$241,626	10.00%
Tier 1 Capital (to risk weighted assets)	239,910	9.93%	144,976	6.00%	193,301	8.00%
Tier 1 Capital (to average assets) or Leverage Ratio	239,910	8.74%	109,837	4.00%	137,296	5.00%
Common equity tier 1 capital (to risk-weighted assets)	239,910	9.93%	108,732	4.50%	157,057	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
The Company
Total Capital (to risk weighted assets)	$252,552	11.79%	$171,337	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	209,887	9.80%	128,503	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage Ratio	209,887	8.34%	100,628	4.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	209,887	9.80%	96,377	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$250,893	11.71%	$171,332	8.00%	$214,166	10.00%
Tier 1 Capital (to risk weighted assets)	223,062	10.42%	128,499	6.00%	171,332	8.00%
Tier 1 Capital (to average assets) or Leverage Ratio	223,062	8.87%	100,627	4.00%	125,784	5.00%
Common equity tier 1 capital (to risk-weighted assets)	223,062	10.42%	96,374	4.50%	139,208	6.50%

(1)	Before application of the capital conservation buffer of 1.25% as of December 31, 2017 and 0.625% as of December 31, 2016, see discussion below.

(2)	For the Bank to qualify as “well-capitalized," it must maintain at least the minimum ratios listed. This prompt corrective action framework requirement does not apply to the Company.

Under the Basel III Rules, capital ratio requirements for all banking organizations increased and include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of December 31, 2017.

For further information on the Basel III requirements see the “Supervision and Regulation” contained in Item 1, “Business” in this Form 10-K.

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

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possibly additional discretionary supervisory actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements.  Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the Bank, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The statutory term "net profits" essentially equates with the accounting term "net income" and is defined under the Massachusetts banking statutes to mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from such total all current operating expenses, actual losses, accrued dividends on any preferred stock and all federal and state taxes.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

For the year ended December 31, 2017, the Company declared and paid $6.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 44,752 shares of the Company's common stock totaling $1.5 million. The direct purchase component of the DRSPP was used by stockholders to purchase 2,014 shares of the Company's common stock totaling $70 thousand during the year ended December 31, 2017.

In 2016, the Company declared and paid $5.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 53,516 shares of the Company’s common stock totaling $1.4 million. The direct purchase component of the DRSPP was used by stockholders to purchase 1,562 shares of the Company's common stock totaling $38 thousand during the year ended December 31, 2016.

In 2015, the Company declared and paid $5.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 58,529 shares of the Company’s common stock totaling $1.3 million. The direct purchase component of the DRSPP was used by stockholders to purchase 6,700 shares of the Company's common stock totaling $150 thousand during the year ended December 31, 2015.

(11)	Employee Benefit Plans

401(k) Defined Contribution Plan

The Company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan.  A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. In 2017, 2016 and 2015, the Company’s percentage match was 60% up to the first 6% contributed by the employee.

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate in the 401(k) plan.  Effective during the fourth quarter of 2017, vesting for the Company’s 401(k) retirement plan matching contribution is based on years of service with participants becoming 25% vested on the anniversary of their hire date and each subsequent year until they are 100% vesting following four years of service.  Unvested amounts not distributable to an employee following termination of employment are used to offset plan expenses and the Company's matching contributions.

The Company’s expense for the 401(k) plan match was $965 thousand, $938 thousand and $859 thousand, respectively, for the years ended December 31, 2017, 2016, and 2015.

Supplemental Employee Retirement Plan ("SERP")

The Company has salary continuation agreements with two of its current executive officers and one former executive officer. These salary continuation agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined “benefit age.”  The individuals covered under the SERP have reached the defined benefit age and are receiving payments under the plan. Additionally, the Company has not recognized service costs in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

The amounts charged to expense for this plan are included in the table below. The Company anticipates accruing an additional $104 thousand to the SERP for the year ending December 31, 2018.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,502	$2,654	$2,844
Net periodic benefit cost:
Interest cost	110	124	133
Actuarial loss (gain)	36	—	(47)
Net periodic benefit costs	$146	$124	$86

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$2,372	$2,502	$2,654

Funded status:
Accrued liability as of December 31	$(2,372)	$(2,502)	$(2,654)

Discount rate used for benefit obligation(1)	4.50%	4.75%	4.75%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

 Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2018	$276
2019	276
2020	276
2021	276
2022	276
2023-2027	1,380

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,895	$1,792	$1,723
Net periodic benefit cost:
Service cost	(11)	(9)	(56)
Interest cost	91	88	86
Actuarial loss	57	24	39
Total net period cost	$137	$103	$69

Benefit obligation at end of year	$2,032	$1,895	$1,792

Funded status:
Accrued liability as of December 31	$(2,032)	$(1,895)	$(1,792)

Discount rate used for benefit obligation(1)	4.50%	4.75%	4.75%

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for the postretirement cost of insurance for split dollar insurance coverage are included in the table above. The Company anticipates accruing an additional $178 thousand to the plan for the year ending December 31, 2018.

See Note 12, "Stock-Based Compensation" below, for additional information regarding employee benefits offered in the form of stock options and stock awards.

(12)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended in 2015, and the 2016 plan. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. Option exercises and restricted stock vesting may be net settled to cover option costs and employee tax obligations under the terms of the respective plan. These plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, directors and consultants.  As of December 31, 2017, an aggregate of 465,198 shares remain available for future grants under the plans.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses. Total stock-based compensation expense was $1.8 million for the year ended December 31, 2017, $2.4 million for the year ended December 31, 2016, and $1.8 million for the year ended December 31, 2015.  The total tax benefit recognized related to the stock-based compensation expense was $716 thousand, $972 thousand and $720 thousand for the years ended 2017, 2016 and 2015, respectively.

In 2017, with the adoption of ASU 2016-09, related to employee share-based payment accounting, a tax benefit of approximately $922 thousand, associated with employee exercises and vesting of stock compensation, was recorded as a reduction of the Company's income tax expense. Prior to 2017, the related tax benefits were recorded to additional paid-in-capital, and had no impact on the Company's income statements. Those tax benefits amounted to $789

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

thousand and $217 thousand for the years ended December 31, 2016 and 2015, respectively. For further information regarding the implementation of this update refer to Note 1, "Summary of Significant Accounting Policies," Item (t), "Recent Accounting Pronouncements" above.

Stock Option Awards

Options granted generally vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter.  For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Under the terms of the plans, stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the plans that are returned to the Company unexercised shall remain available for issuance under such plan, while the plan is effective. For participants owning 10% or more of the Company’s outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant and may not have an expiration term of more than five years.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

The table below provides a summary of the options granted, including the fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated.

Stock Option Awards	2017	2016	2015
Options granted	15,009	31,047	27,376
Term in years	10.0	10.0	10.0
Weighted average assumptions used in the fair value model:
Expected volatility	40%	42%	47%
Expected dividend yield	2.09%	3.02%	2.90%
Expected life in years	7.0	7.0	7.0
Risk-free interest rate	2.35%	1.91%	1.95%
Weighted average market price on date of grants	$30.46	$21.91	$21.03
Per share weighted average fair value	$11.34	$7.91	$8.51
Fair value as a percentage of market value at grant date	37%	36%	40%

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Stock option transactions during the year ended December 31, 2017 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2016	259,779	$17.38	4.5	$5,243
Granted	15,009	30.46
Exercised	74,339	14.81
Forfeited/Expired	6,231	19.85
Outstanding December 31, 2017	194,218	$19.29	5.0	$2,866

Vested and Exercisable at December 31, 2017	123,669	$17.06	3.4	$2,101

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2017 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2017, all of the vested and exercisable options were in-the money.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2017. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $355 thousand, $546 thousand and $431 thousand in 2017, 2016 and 2015, respectively.  The total intrinsic value of options exercised was $1.6 million, $1.0 million and $396 thousand in 2017, 2016 and 2015, respectively. Cash paid by the Company for the net settlement of options to cover employee tax obligations was $386 thousand and $158 thousand in 2017 and 2016, respectively. In 2015, the amount paid by the Company for the net settlement of options to cover employee tax obligations was immaterial.

Stock option activity during the year ended December 31, 2017 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2016	94,034	$7.84
Granted	15,009	11.34
Vested	33,693	7.31
Forfeited	4,801	8.30
Unvested December 31, 2017	70,549	$8.81

The total fair value of options vested (based on grant date fair value) during the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $246 thousand, $237 thousand, and $359 thousand, respectively

The Company adopted ASU 2016-09 in January 2017 and elected to record forfeitures as they occur. Prior to the adoption of this standard, accounting guidance required that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest; therefore, a forfeiture assumption had to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. In 2016 and 2015, the Company estimated forfeitures based on historical experience for the portion of the grant which had vested and/or grants already vested based on similarities in the type of options and employee group.

Compensation expense recognized in association with the stock option awards amounted to $204 thousand, $267 thousand and $318 thousand for the years ended 2017, 2016 and 2015, respectively.  The total tax benefit recognized

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

related to the stock option expense was $83 thousand, $109 thousand, and $127 thousand for the years ended 2017, 2016, and 2015, respectively.

As of December 31, 2017, there was $339 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

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

The table below provides a summary of restricted stock awards granted during the years indicated:

Restricted Stock Awards (no. of underlying shares)	2017	2016	2015
Two year vesting	6,944	9,060	7,276
Four year vesting	16,253	18,298	17,775
Performance-based vesting	25,623	35,071	30,262
Total restricted stock awards	48,820	62,429	55,313

Weighted average grant date fair value	$30.46	$21.90	$21.03

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

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. In 2017 and 2016, the Company paid $545 thousand and $284 thousand to net settle the vesting of restricted stock awards to cover employee tax obligations. In 2015, the amount paid by the Company for the net settlement of options to cover employee tax obligations was immaterial.

Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still effective.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth a summary of the activity for the Company’s restricted stock awards.

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Unvested December 31, 2016	141,580	$20.73	1.4	$5,318
Granted	48,820	30.46
Vested/released	69,336	20.07
Forfeited	3,845	23.28
Unvested December 31, 2017	117,219	$25.09	1.4	$3,991

Stock-based compensation expense recognized in association with the stock awards amounted to $1.3 million for the year ended December 31, 2017, $1.8 million for the year ended December 31, 2016, and $1.2 million for the year ended December 31, 2015.  The total tax benefit recognized related to stock award compensation expense was $518 thousand, $746 thousand, and $491 thousand for the years ended 2017, 2016, and 2015, respectively.

As of December 31, 2017, there remained $1.4 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining weighted average vesting period of 2.1 years.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Directors must make an irrevocable election to receive shares of common stock in lieu of cash fees prior to December 31st of the preceding year.  Directors are granted shares of common stock in lieu of cash fees at a per share price which reflects the market value of the common stock on the first business day of the year.

Total directors' fee expense, included in other operating expenses, amounted to $747 thousand, $661 thousand and $424 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. Included in the 2017 expense was stock compensation of $281 thousand, which represented 7,326 shares issued to Directors in January 2018, at a fair market value price of $38.39 per share, which reflected the fair value of the common stock on January 3, 2017. Included in the 2016 expense was stock compensation of $286 thousand, which represented 12,992 shares issued to Directors in January 2017, at a fair market value price of $22.04 per share, which reflected the fair value of the common stock on January 4, 2016. Included in the 2015 expense was stock compensation of $254 thousand, which represented 10,657 shares issued to Directors in January 2016, at a fair market value price of $23.86 per share, which reflected the fair value of the common stock on January 2, 2015. The total tax benefit recognized related to the expense of Director stock compensation for attendance was $115 thousand, $117 thousand and $102 thousand, for the years ended 2017, 2016 and 2015, respectively.

For further information regarding the Company's stock awards, see Note 10, "Stockholders' Equity," above under the caption "Shares authorized and share issuance."

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(13)	Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2017	2016	2015
Current tax expense:
Federal	$8,222	$8,178	$6,808
State	2,271	2,244	1,712
Total current tax expense	10,493	10,422	8,520
Deferred tax (benefit)/ expense:
Federal	5,646	(984)	(284)
State	89	(277)	(122)
Total deferred tax (benefit)/ expense	5,735	(1,261)	(406)

Total income tax expense	$16,228	$9,161	$8,114

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 35% for 2017, 2016 and 2015 to income before taxes as follows:

(Dollars in thousands)	2017	2016	2015
Computed income tax expense at statutory rate	$12,467	$9,769	$8,492
State income taxes, net of federal tax benefit	1,534	1,279	1,034
Tax-exempt income, net of disallowance	(1,665)	(1,559)	(1,226)
Bank-owned life insurance income, net	(245)	(261)	(251)
Impact of change in federal statutory rate on deferred tax assets	4,761	—	—
Tax benefit from stock compensation	(922)	—	—
Other	298	(67)	65
Total income tax expense	$16,228	$9,161	$8,114

Effective income tax rate	45.6%	32.8%	33.4%

The new federal tax bill enacted in December 2017 caused the Bank to revalue its net deferred tax assets based upon the lower rate at which they will be recovered. The value of the Company’s 2017 net deferred tax assets declined, due to the new lower federal tax rate, with the offset charged to Federal tax expense. This non-cash expense for the Company was approximately $4.8 million. The new federal tax bill will reduce the Bank’s federal tax rate in future periods, beginning in 2018, to 21% from its previous level of approximately 35%. Also in 2017, with the adoption of ASU 2016-09, related to employee share-based payment accounting, a tax benefit of approximately $922 thousand, associated with employee exercises and vesting of stock compensation, was recorded as a reduction of the Company's tax liability and income tax expense. Prior to 2017, the related tax benefits were recorded to additional paid-in-capital, and had no impact on the Company's income statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

(Dollars in thousands)	2017	2016
Deferred tax asset:
Allowance for loan losses	$9,252	$12,753
Depreciation	1,831	3,463
Net unrealized loss on investment securities	—	444
Other-than-temporary impairment on equity securities	—	22
Supplemental employee retirement plans	667	1,018
Non-accrual interest	460	1,145
Stock-based compensation expense	608	1,019
Other	323	390
Total	13,141	20,254

Deferred tax liability:
Goodwill	1,590	2,301
Net unrealized gains on investments securities	90	—
Deferred origination costs	710	933
Total	2,390	3,234

Net deferred tax asset	$10,751	$17,020

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax basis of assets and liabilities, calculated using currently enacted tax rates. Management records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including recent financial operations and projected future taxable income. Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2017. However, factors beyond management’s control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total income taxes in 2017, 2016, and 2015 of $10.5 million, $10.9 million, and $7.6 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2017 or December 31, 2016.

The Company invests in qualified affordable housing projects as a limited partner. In 2017, the Company estimated approximately $71 thousand of Federal Low Income Housing tax credits to be recognized. In both 2016 and 2015, the Company recognized $71 thousand of Federal Low Income Housing tax credits. The Company anticipates that it will receive additional tax credits related to the Federal Low Income Housing Tax Credit program in the amount of $319 thousand which are expected to be realized over the next 5 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(14)	Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st:

	2017	2016	2015
Basic weighted average common shares outstanding	11,568,430	10,966,333	10,323,016
Dilutive shares	83,333	73,178	66,918
Diluted weighted average common shares outstanding	11,651,763	11,039,511	10,389,934

Basic and diluted weighted average common shares outstanding for the year ended December 31, 2017 include the full impact of the 930,232 shares of common stock issued in the Offering, while the respective weighted averages for the 2016 period was only affected by the Offering from the issue date of June 23, 2016 through period end.

There were 14,678 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the year ended December 31, 2017. These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

See Note 10, "Stockholders' Equity," under the caption "Shares authorized and share issuance," for information regarding the Company's participating securities and see Item (r) "Earnings per Share," contained in Note 1, "Summary of Significant Accounting Policies," for additional information regarding the earnings per share calculation.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2017
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$405,206	$—	$405,206	$—
FHLB stock	5,215	—	—	5,215
Interest-rate swaps	568	—	568	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,696	—	—	2,696

Liabilities measured on a recurring basis:
Interest-rate swaps	$568	$—	$568	$—

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2016
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$362,147	$—	$362,147	$—
Equity securities	12,643	12,643	—	—
FHLB stock	2,094	—	—	2,094
Interest-rate swaps	610	—	610	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,481	—	—	3,481

Liabilities measured on a recurring basis:
Interest-rate swaps	$610	$—	$610	$—

The Company did not transfer any assets between the fair value measurement levels during the year ended December 31, 2017 or the year ended December 31, 2016.

All of the Company's debt and equity securities that are considered “available-for-sale” are carried at fair value.  The debt security category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds, and certificates of deposits, as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its debt securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third-party on debt securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares; therefore these securities are categorized as Level 1 within the fair value hierarchy. As of December 31, 2017, the Company did not hold any available-for-sale equity securities.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value; therefore these securities are categorized as Level 3 measures.  See Note 1, "Summary of Significant Accounting Policies," Item (e) "Restricted Investments," for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $872 thousand at December 31, 2017 compared to $1.9 million at December 31, 2016.

The fair values for the interest-rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest rate curves. The settlement values are based

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, “Derivatives and Hedging Activities,” for additional information on the Company's interest-rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at December 31, 2017 and December 31, 2016 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At December 31, 2017 and December 31, 2016, the estimated fair value of the Company’s interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2017.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$5,215	FHLB stated par value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,696	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the consolidated balance sheet, the Company is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the consolidated balance sheet.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	December 31, 2017
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$208	$208	$—	$208	$—
Loans, net	2,236,989	2,236,169	—	—	2,236,169
Financial liabilities:
Certificates of deposit (including brokered)	343,089	341,765	—	341,765	—
Borrowed funds	89,000	88,996	—	88,996	—
Subordinated debt	14,847	14,208	—	—	14,208

	December 31, 2016
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,569	$1,569	$—	$1,569	$—
Loans, net	1,991,387	1,997,887	—	—	1,997,887
Financial liabilities:
Certificates of deposit (including brokered)	227,257	226,536	—	226,536	—
Borrowed funds	10,671	10,670	—	10,670	—
Subordinated debt	14,834	14,011	—	—	14,011

Excluded from the tables above are certain financial instruments with carrying values that approximated their fair value at the dates indicated, as they were short-term in nature or payable on demand.  These include cash and cash equivalents and non-term deposit accounts. The respective carrying values of these instruments would all be considered to be classified within Level 1 of their fair value hierarchy.

Also excluded from these tables are the fair values of commitments for unused portions of lines of credit and commitments to originate loans that were short-term, at current market rates and estimated to have no significant change in fair value.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank or advance rates offered by the FHLB on December 31, 2017 and December 31, 2016 for similar instruments.  The fair value of subordinated debt was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2017 and December 31, 2016.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2017 and December 31, 2016 and are not indicative of the fair market value of those instruments as of the date of this Annual Report on Form 10-K.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(16)	Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash	$345	$497
Investment in subsidiaries	245,982	227,960
Other assets	411	1,243
Total assets	$246,738	$229,700
Liabilities and Stockholders’ Equity
Liabilities
Subordinated debt	$14,847	$14,834
Accrued interest payable	78	78
Other liabilities	3	2
Total liabilities	14,928	14,914
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,609,853 shares issued and outstanding at December 31, 2017 and 11,475,742 shares issued and outstanding at December 31, 2016	116	115
Additional paid-in capital	88,205	85,421
Retained earnings	143,073	130,008
Accumulated other comprehensive income (loss)	416	(758)
Total stockholders’ equity	231,810	214,786
Total liabilities and stockholders’ equity	$246,738	$229,700

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2017	2016	2015
Equity in undistributed net income of subsidiaries	$16,922	$19,313	$17,277
Dividends distributed by subsidiaries	3,000	150	—
Loss distributed by divested subsidiary	—	—	(210)
Other income	—	—	17
Total income	19,922	19,463	17,084
Interest expense	925	928	1,071
Other operating expenses	245	194	500
Total operating expenses	1,170	1,122	1,571
Income before income taxes	18,752	18,341	15,513
Benefit from income taxes	(641)	(410)	(635)
Net income	$19,393	$18,751	$16,148

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$19,393	$18,751	$16,148
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(16,922)	(19,313)	(17,277)
Payment from subsidiary bank for stock compensation expense	1,758	2,348	1,791
Changes in:
Decrease (increase) in other assets	832	(697)	(36)
Decrease in other liabilities	14	9	(482)
Net cash provided by operating activities	5,075	1,098	144
Cash flows from investing activities:
Investment in subsidiary(1)	—	(19,730)	781
Net cash (provided by) used in investing activities	—	(19,730)	781
Cash flows from financing activities:
Repayment of subordinated debt(2)	—	—	(10,825)
Proceeds from the issuance of subordinated debt(2)	—	—	15,000
Cash dividends paid	(6,241)	(5,684)	(5,158)
Proceeds from issuance of common stock, net of expenses	1,590	21,183	1,448
Net settlement for employee tax withholdings on restrict stock and options	(931)	(442)	—
Proceeds from exercise of stock options	355	546	431
Tax benefit from stock-based compensation	—	789	217
Net cash (used in) provided by financing activities	(5,227)	16,392	1,113
Net (decrease) increase in cash and cash equivalents	(152)	(2,240)	2,038
Cash and cash equivalents, beginning of year	497	2,737	699
Cash and cash equivalents, end of year	$345	$497	$2,737

(1)	The outflow in investment in subsidiary in 2016 reflects the Company's investment in the Bank from the Offering. See Note 10 "Stockholders' Equity," above, for further information.

(2)	See Note 7, "Borrowed Funds and Subordinated Debt," above, for further information regarding changes in the Company's subordinated debt.

The Parent Company’s Statements of Comprehensive Income and Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(17)	Quarterly Results of Operations (Unaudited)

	2017
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$24,364	$25,338	$27,045	$28,285
Interest expense	1,517	1,803	1,911	2,279
Net interest income	22,847	23,535	25,134	26,006
Provision for loan losses	125	280	1,225	(200)
Net interest income after provision for loan losses	22,722	23,255	23,909	26,206
Non-interest income	3,594	3,710	3,728	3,926
Net gains (losses) on sales of investment securities	540	229	(284)	231
Non-interest expense	19,420	18,754	18,833	19,138
Income before income taxes	7,436	8,440	8,520	11,225
Provision for income taxes	1,864	2,845	3,014	8,505
Net income	$5,572	$5,595	$5,506	$2,720

Basic earnings per share	$0.48	$0.48	$0.48	$0.23
Diluted earnings per share	$0.48	$0.48	$0.47	$0.23

	2016
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$22,465	$22,632	$23,191	$24,027
Interest expense	1,382	1,343	1,374	1,424
Net interest income	21,083	21,289	21,817	22,603
Provision for loan losses	850	267	1,386	490
Net interest income after provision for loan losses	20,233	21,022	20,431	22,113
Non-interest income	3,204	3,519	3,402	3,514
Net gains on sales of investment securities	2	63	546	191
Non-interest expense	16,869	17,542	17,414	18,503
Income before income taxes	6,570	7,062	6,965	7,315
Provision for income taxes	2,257	2,291	2,251	2,362
Net income	$4,313	$4,771	$4,714	$4,953

Basic earnings per share	$0.41	$0.45	$0.41	$0.43
Diluted earnings per share	$0.41	$0.45	$0.41	$0.43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts
March 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Internal Control over Financial Reporting
We have audited Enterprise Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 13, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Boston, Massachusetts
March 13, 2018

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework."  Based on management’s assessment, the Company believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 137 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2017) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on May 1, 2018, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report. For additional information on availability of the Company’s corporate governance guidelines, see the section titled "Company Website," contained in Item 1, "Business," to this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

(2)	Financial Statement Schedules

None (information included in consolidated financial statements)

(3)	Exhibits

Exhibit No. and Description

3.1.1
Amended and Restated Articles of Organization of the Company, as amended as of June 4, 2013 incorporated by reference to the Company’s Current Report on Form 8-K filed June 10, 2013 (File No. 001-33912).

3.1.2
Articles of Amendment to the Restated Articles of Organization of the Company, as amended as of May 16, 2017 incorporated by reference to the Company's Current Report on Form 8-K filed May 18, 2017 (File No. 001-33912).

3.1.3
Articles of Amendment to the Restated Articles of Organization of the Company, as amended January 5, 2018, and incorporated by reference to the Company's Current Report on Form 8-K filed January 11, 2018 (File No. 001-33912

3.2
Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 22, 2013 (File No. 001-33912).

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

4.2	Amendment No. 1 to Renewal Rights Agreement dated as of January 5, 2018, and incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2018 (File No. 001-33912).

10.1	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.2.1
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the Company’s Current Report on Form 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006 (File No. 333-79135).

10.2.2
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the Company’s Current Report on Form 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006 (File No. 333-79135).

10.3.1
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (File No. 001-33912).

10.3.2
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008 (File No. 001-33912).

10.4.1
Change in Control/Noncompetition Agreement dated as of December 18, 2008 by and among the Company, the Bank and Stephen J. Irish, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2008 (File No. 001-33912).

10.4.2
Change in Control/Noncompetition Agreement dated as of December 21, 2010 by and among the Company, the Bank and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010 (File No. 001-33912).

10.5.1
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and George L. Duncan incorporated by reference to Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on July 9, 2015 (File No. 001-33912).

10.5.2
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on July 9, 2015 (File No. 001-33912).

10.5.3
Employment Agreement dated July 9, 2015 by and among the Company, the Bank and John P. Clancy, Jr. incorporated by reference to Exhibit 10.1.3 to the Company’s Current Report on Form 8-K filed on July 9, 2015 (File No. 001-33912).

10.6.1
Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the Company’s Current Report on Form 8-K filed on July 20, 2005 (File No. 333-79135).

10.6.2
Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.40.2 to the Company’s Current Report on Form 8-K filed on July 20, 2005 (File No. 333-79135).

10.7
Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 333-79135).

10.8.1
Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended on May 1, 2012 and June 16, 2015 incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-33912).

10.8.2	Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, incorporated by reference to the annex to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016 (File No. 001-33912).

10.9.1
Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2009 (File No. 001-33912).

10.9.2
Specimen Restricted Stock Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 6, 2009 (File No. 001-33912).

10.9.3
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-33912).

10.10.1
Form of Restricted Stock Agreement dated as of March 19, 2013 under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, John P. Clancy, Richard W. Main, James A. Marcotte, and Stephen J. Irish incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2013 (File No. 001-33912).

10.10.2
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

10.11.1
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2013 (File No. 001-33912).

10.11.2
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File No. 001-33912).

10.12.1
Enterprise Bank and Trust Company 2015 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2015 (File No. 001-33912).

10.12.2
Enterprise Bank and Trust Company 2016 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016 (File No. 001-33912).

10.12.3
Enterprise Bank and Trust Company 2017 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2017 (File No. 001-33912).

10.13
Enterprise Bancorp, Inc. Annual Executive Incentive Plan incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A dated April 3, 2017, and filed on April 3, 2017 (File No. 001-33912)

10.14
Enterprise Bancorp, Inc. Dividend Reinvestment and Direct Stock Purchase Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-219879), filed on August 10, 2017, appearing under the heading “The Plan.”

10.15
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language):

(i)    Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016,
(ii)    Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and
(vi)    Notes to Consolidated Financial Statements.

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

ENTERPRISE BANCORP, INC.
March 13, 2018	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 13, 2018
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 13, 2018
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 13, 2018
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 13, 2018
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 13, 2018
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 13, 2018
James F. Conway, III

/s/ Carole A. Cowan	Director	March 13, 2018
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 13, 2018
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 13, 2018
John T. Grady, Jr.

/s/ Mary Jane King	Director	March 13, 2018
Mary Jane King

/s/ John A. Koutsos	Director	March 13, 2018
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 13, 2018
Joseph C. Lerner

/s/ Shelagh E. Mahoney	Director	March 13, 2018
Shelagh E. Mahoney

/s/ Richard W. Main	Director, President	March 13, 2018
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 13, 2018
Jacqueline F. Moloney

/s/ Luis M. Pedroso	Director	March 13, 2018
Luis M. Pedroso

/s/ Michael T. Putziger	Director	March 13, 2018
Michael T. Putziger

/s/ Carol L. Reid	Director	March 13, 2018
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 13, 2018
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 13, 2018
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 13, 2018
Michael K. Sullivan