Form 10-Q
period 2018-03-31
ENTERPRISE BANCORP INC /MA/
filed 2018-05-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
☐ Yes ☒ No

As of May 2, 2018, there were 11,682,613 shares of the issuer's common stock outstanding- par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$34,703	$40,310
Interest-earning deposits	22,175	14,496
Total cash and cash equivalents	56,878	54,806
Investment securities at fair value	412,508	405,206
Federal Home Loan Bank stock	2,370	5,215
Loans held for sale	—	208
Loans, less allowance for loan losses of $34,524 at March 31, 2018, and $32,915 at December 31, 2017	2,255,649	2,236,989
Premises and equipment, net	37,212	37,022
Accrued interest receivable	11,210	10,614
Deferred income taxes, net	12,858	10,751
Bank-owned life insurance	29,634	29,466
Prepaid income taxes	—	1,301
Prepaid expenses and other assets	10,953	20,330
Goodwill	5,656	5,656
Total assets	$2,834,928	$2,817,564
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,571,389	$2,441,362
Borrowed funds	—	89,000
Subordinated debt	14,850	14,847
Accrued expenses and other liabilities	16,400	40,067
Income taxes payable	53	—
Accrued interest payable	596	478
Total liabilities	2,603,288	2,585,754
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,682,914 shares issued and outstanding at March 31, 2018, and 11,609,853 shares issued and outstanding at December 31, 2017	117	116
Additional paid-in capital	89,159	88,205
Retained earnings	148,212	143,073
Accumulated other comprehensive (loss) income	(5,848)	416
Total stockholders' equity	231,640	231,810
Total liabilities and stockholders' equity	$2,834,928	$2,817,564

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2018	2017
Interest and dividend income:
Loans and loans held for sale	$26,150	$22,371
Investment securities	2,487	1,920
Other interest-earning assets	134	73
Total interest and dividend income	28,771	24,364
Interest expense:
Deposits	2,236	1,228
Borrowed funds	292	61
Subordinated debt	228	228
Total interest expense	2,756	1,517
Net interest income	26,015	22,847
Provision for loan losses	1,600	125
Net interest income after provision for loan losses	24,415	22,722
Non-interest income:
Investment advisory fees	1,408	1,225
Deposit and interchange fees	1,489	1,340
Income on bank-owned life insurance, net	168	176
Net gains on sales of investment securities	1	540
Net gains on sales of loans	84	133
Other income	641	720
Total non-interest income	3,791	4,134
Non-interest expense:
Salaries and employee benefits	12,108	12,692
Occupancy and equipment expenses	2,157	1,939
Technology and telecommunications expenses	1,553	1,582
Advertising and public relations expenses	720	619
Audit, legal and other professional fees	507	363
Deposit insurance premiums	500	383
Supplies and postage expenses	232	233
Other operating expenses	1,670	1,609
Total non-interest expense	19,447	19,420
Income before income taxes	8,759	7,436
Provision for income taxes	1,934	1,864
Net income	$6,825	$5,572

Basic earnings per share	$0.59	$0.48
Diluted earnings per share	$0.58	$0.48

Basic weighted average common shares outstanding	11,628,587	11,508,811
Diluted weighted average common shares outstanding	11,700,854	11,598,862

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Net income	$6,825	$5,572
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding (losses) gains on investments arising during the period	(8,069)	1,520
Income tax benefit (expense)	1,805	(544)
Net unrealized holding (losses) gains, net of tax	(6,264)	976
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	1	540
Income tax expense	(1)	(193)
Reclassification adjustment for gains realized, net of tax	—	347

Total other comprehensive (loss) income, net	(6,264)	629
Comprehensive income	$561	$6,201

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
Balance at December 31, 2017	$116	$88,205	$143,073	$416	$231,810
Net income			6,825		6,825
Other comprehensive loss, net				(6,264)	(6,264)
Common stock dividend paid ($0.145 per share)			(1,686)		(1,686)
Common stock issued under dividend reinvestment plan	—	397			397
Common stock issued other	—	38			38
Stock-based compensation	1	590			591
Net settlement for employee taxes on restricted stock and options	—	(286)			(286)
Stock options exercised, net	—	215			215
Balance at March 31, 2018	$117	$89,159	$148,212	$(5,848)	$231,640

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$6,825	$5,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	125
Depreciation and amortization	1,740	1,730
Stock-based compensation expense	385	324
Income on bank-owned life insurance, net	(168)	(176)
Net gains on sales of investment securities	(1)	(540)
Mortgage loans originated for sale	(3,536)	(5,554)
Proceeds from mortgage loans sold	3,828	6,504
Net gains on sales of loans	(84)	(133)
Changes in:
(Increase) decrease in other assets	(1,952)	2,114
Decrease in other liabilities	(2,410)	(1,027)
Net cash provided by operating activities	6,227	8,939
Cash flows from investing activities:
Proceeds from sales of investment securities	12,705	9,957
Net proceeds (purchases) from FHLB capital stock	2,845	(1,080)
Proceeds from maturities, calls and pay-downs of investment securities	6,347	6,062
Purchase of investment securities	(44,126)	(15,940)
Net increase in loans	(20,260)	(41,906)
Additions to premises and equipment, net	(1,371)	(2,514)
Net cash used in investing activities	(43,860)	(45,421)
Cash flows from financing activities:
Net increase in deposits	130,027	5,991
Net (decrease) increase in borrowed funds	(89,000)	36,000
Cash dividends paid	(1,686)	(1,552)
Proceeds from issuance of common stock	435	384
Net settlement for employee taxes on restricted stock and options	(286)	(694)
Proceeds from stock option exercises	215	168
Net cash provided by financing activities	39,705	40,297

Net increase in cash and cash equivalents	2,072	3,815
Cash and cash equivalents at beginning of period	54,806	50,475
Cash and cash equivalents at end of period	$56,878	$54,290

Supplemental financial data:
Cash Paid For: Interest	$2,638	$1,554
Cash Paid For: Income Taxes	$868	$760

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	$—	$228
Capital expenditures incurred not yet paid	—	104

See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2017 audited consolidated financial statements and notes thereto contained in the 2017 Annual Report on Form 10-K of Enterprise Bancorp, Inc. as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2018 (the "2017 Annual Report on Form 10-K").

The accompanying unaudited consolidated interim financial statements of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our"), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank").  The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries. The Company has not changed its accounting policies from those disclosed in its 2017 Annual Report on Form 10-K.

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, organized under the laws of the State of Delaware for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

At March 31, 2018, the Company had 24 full service branch banking offices serving the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services and electronic banking options, as well as insurance services. The Company also provides a range of investment advisory, wealth management and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions for SEC Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

The Company has evaluated subsequent events and transactions from March 31, 2018 through the date this Quarterly Report on Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

(b) Uses of Estimates

In preparing the unaudited consolidated interim financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These assumptions

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

and estimates affect the reported values of assets and liabilities as of the balance sheet date and income and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the consolidated financial statements and results of operations in future periods.

As discussed in the Company's 2017 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates are the estimates of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements included in the Company's 2017 Annual Report on Form 10-K for accounting policies related to these significant estimates. The Company has not changed its significant accounting policies from those disclosed in its 2017 Annual Report on Form 10-K.

(c) Restricted Instruments

Certain of the Company's derivative agreements contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral for this purpose, the cash is carried as restricted cash within cash and cash equivalents. See Note 7, "Derivatives and Hedging Activities" for more information about the Company's collateral related to its derivatives.

The Bank is also required by the Federal Reserve Bank of Boston (the "FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily reserve requirement included in “Cash and Due from Banks” was approximately $9.3 million, based on the two week computation period encompassing March 31, 2018.

As a member of the Federal Home Loan Bank of Boston (the "FHLB"), the Company is required to purchase certain levels of FHLB capital stock at par value in association with outstanding advances from the FHLB.  From time-to-time, the FHLB may initiate the repurchase, at par value, of "excess" levels of its capital stock held by member banks. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

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

(d) Revenue Recognition-Accounting Standard Codification (“ASC”) Topic 606

On January 1, 2018, the Company adopted ASC No. 2014-09, "Revenue from Contracts with Customers-Topic 606." The core principles require an entity to recognize revenue to depict the transfer of goods and services to customers as performance obligations are satisfied. While the majority of the Company’s revenue is generated from contracts with customers, our primary sources of revenue, interest and dividend income (primarily loan interest income), are outside of the scope of ASC 606 and accounted for under other ASC topics. We have not identified any material changes needed in our process of recording revenue or any income statement reclassifications necessary upon the adoption of the new revenue recognition standard.

The primary areas of non-interest income on the Company's Consolidated Statements of Income that are within the scope of ASC 606 are discussed below.

Investment advisory fees consists of income generated through Enterprise Wealth Management and Enterprise Wealth Services. Enterprise Wealth Management income is primarily generated by managing customer’s financial assets. Revenue is recognized under the accrual basis when our performance obligation is completed each month. Payment is typically received in the month following the service and the accrual is reversed. Enterprise Wealth Services revenue is generated through a third-party arrangement to refer, manage and service customers. For new sales and referrals along with transactional type charges, the performance obligation is based on a point in time and the payment is received and revenue is recognized in the same month as the revenue generating activity. For managing and servicing customers, revenue is recognized when our performance obligation is completed each month, which is generally the time the payment is received.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Deposit and interchange fees are comprised of deposit account related charges and interchange income. Deposit fees consist of fees for accounts on analysis and monthly service charges, as well as transactional fees such as overdraft fees. Analysis and monthly services fees are recognized over the period the service is performed and payment is generally charged to customer’s account at the end of the month or in the following month with material amounts accrued if necessary. For transactional fees, the performance obligation and the revenue is recognized at a point of time and payment is typically received as the service is rendered. Interchange income is generated primarily from retail debit card transactions processed through the card payment network. The performance obligation and the revenue are recognized when the service is performed and payment is received as services are rendered.

The following non-interest income components are not subject to ASC 606: Income on bank-owned life insurance, Net gains on sales of investment securities, and Net gains on sales of loans, and are covered under other ASC topics. The remaining revenue items in Non-interest income are not material.

For further information on the Company's adoption of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606), see Item (f) "Recent Accounting Pronouncements" under the subheading "Accounting pronouncements adopted by the Company" below in this Note 1.

See also the Company's most recent 2017 Annual Report on Form 10-K Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements for additional accounting policies on revenue recognition related to loans, investments, gains and losses on debt security sales, and net gains on loans held for sale.

(e) Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire within the directives of the respective enacted tax legislation. The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax expense or benefit attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes in the period that includes the enactment date.

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of tax-exempt interest from certain investment securities, loans and bank-owned life insurance ("BOLI").

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2018.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2014 through 2017 tax years.

(f) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In May 2014, the Financial Accounting Standards Board ("FASB ") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In the first quarter of 2018, the Company adopted ASU 2014-09. Because the largest portion of the Company's revenue, interest income and various loan fees, is specifically excluded from the scope of this ASU, and because the Company recognizes the majority of the remaining revenue sources in a manner

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

that is consistent with this ASU, the adoption of this standard did not materially impact the Company's consolidated financial statements, results of operations or disclosures.

For further information regarding the Company's revenue policies see Item (d) "Revenue Recognition-Accounting Standard Codification (“ASC”) Topic 606" above in this Note 1.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.

Among other things, ASU No. 2016-01:

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

The FASB has since issued an additional related ASU amendment intended to clarify certain aspects and improve understanding of the implementation guidance in ASU No. 2016-01 but does not change the core principles of the original guidance. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because the Company's investment in equity securities at March 31, 2018 was immaterial, the adoption of this ASU by the Company in the first quarter of 2018 did not have a material impact on the Company's consolidated financial statements, results of operations or disclosures. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested and the magnitude of changes in equity market values.

For further information regarding the Company's recognition and measurement of financial assets and liabilities see Note 2, "Investment Securities," and Note 12, "Fair Value Measures" in this Form 10-Q.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments are intended to reduce diversity in practice related to the presentation of eight specific cash flow issues. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, this ASU did not materially impact the Company's consolidated financial statements and results of operations upon adoption in the first quarter of 2018.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash flows-Restricted Cash (Topic 230)." The amendments in this Update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the statement of cash flows. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, this ASU did not have a significant impact on the Company's consolidated financial statements and results of operations upon adoption in the first quarter of 2018.

For further information regarding the Company's restricted cash see Item (c) "Restricted Instruments" above in this Note 1.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this Update outline the presentation, classification and disclosure requirements for service cost and other components of net benefit costs. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the adoption of this ASU in the first quarter of 2018 did not have a material impact on the Company's consolidated financial statements and results of operations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

For further information regarding the Company's compensation retirement benefits see Note 9, "Supplemental Retirement Plans and Other Post-retirement Benefit Obligations"

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments in this Update apply to entities that change the terms of an outstanding share-based payment award. The amendments are intended to reduce diversity in practice as well as cost and complexity when applying guidance in Topic 718 to the modification of the terms and conditions of a share-based payment award. This ASU provides guidance on the three modifications to share-based payment awards and conditions that must be met in order to exempt an entity from modification accounting under topic 718. The amendments in this Update apply prospectively to award modifications on or after the adoption date, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU in the first quarter of 2018 did not have an impact on the Company's consolidated financial statements, results of operations or disclosures because to date the Company has not made any such modifications.

For further information regarding the Company's stock compensation see Note 10, "Stock-Based Compensation"

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

The Company is currently evaluating the effects of this ASU on the Company's consolidated financial statements, results of operations and disclosures. Based on the Company's evaluation to date, management believes the more significant implication of this ASU on the Company relates to operating leases of our facilities, mainly branch leases. As of March 31, 2018, the Company had leases on 17 of its locations, including branches and part of its main campus, and expects that upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors adjusted for prepaid or accrued rent and any initial direct cost incurred. In addition, the Company will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset. Lease expense will be presented as a single line item in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their evaluation.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses (commonly known as "CECL").

The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net fair value at the amount expected to be collected on the financial asset.

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
In April, 2018, banking regulators issued a proposed revision to their capital rules that addresses the regulatory capital treatment of credit loss allowances under the CECL methodology and, if enacted as proposed, would allow banking organizations to phase in the day-one regulatory capital effects of CECL adoption over three years.
The Company has established an implementation committee and an enterprise-wide implementation plan for this ASU, which will consider the impact to operations, financial results, capital, and disclosures and controls. At present, the impact of the adoption of ASU No. 2016-13 on the Company's operations, financial results, disclosures, and controls is unknown.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized doesn't exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both March 31, 2018 and December 31, 2017. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-01 to have a material impact on the Company's consolidated financial statements and results of operations.

(2) Investment Securities

As of March 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities. The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017 in order to reduce the potential impact from market changes on earnings due to new accounting rules in effect on January 1, 2018.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities and refer to Note 1, Item (c) "Restricted Instruments" for information regarding the Company's investment in FHLB stock.

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2018
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$51,802	$—	$417	$51,385
Residential federal agency MBS (1)	154,739	5	3,627	151,117
Commercial federal agency MBS(1)	66,653	—	1,799	64,854
Municipal securities	134,306	495	1,942	132,859
Corporate bonds	11,326	6	276	11,056
Certificates of deposits (2)	950	—	8	942
Total debt securities, at fair value	$419,776	$506	$8,069	$412,213

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$51,769	$30	$82	$51,717
Residential federal agency MBS(1)	141,054	71	971	140,154
Commercial federal agency MBS(1)	66,777	9	286	66,500
Municipal securities	132,603	2,097	354	134,346
Corporate bonds	11,546	63	67	11,542
Certificates of deposits (2)	950	—	3	947
Total debt securities, at fair value	$404,699	$2,270	$1,763	$405,206
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $183.2 million and $171.7 million at March 31, 2018 and December 31, 2017, respectively.

As of the dates reflected in the tables above, all of the Company’s debt securities were classified as available-for-sale and carried at fair value. Net unrealized appreciation and depreciation on debt securities available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss).

The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the predominantly fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized losses on debt securities that are deemed OTTI are generally charged to earnings, as described further in Note 1, "Summary of Significant Accounting Policies" under Item (d) "Investments" to the Company's consolidated financial statements in the Company's recent 2017 Annual Report on Form 10-K. Gains or losses will be recognized in the income statement if the securities are sold.

The following tables summarize debt securities having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$51,385	$417	$—	$—	$51,385	$417	15
Residential federal agency MBS	145,472	3,480	1,983	147	147,455	3,627	41
Commercial federal agency MBS	59,804	1,586	5,050	213	64,854	1,799	16
Municipal securities	84,911	1,382	9,834	560	94,745	1,942	151
Corporate bonds	7,490	170	2,541	106	10,031	276	59
Certificates of deposit	942	8	—	—	942	8	4
Total temporarily impaired debt securities	$350,004	$7,043	$19,408	$1,026	$369,412	$8,069	286

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$34,344	$82	$—	$—	$34,344	$82	9
Residential federal agency MBS	109,308	882	2,015	89	111,323	971	30
Commercial federal agency MBS	35,859	205	5,190	81	41,049	286	11
Municipal securities	16,983	129	10,210	225	27,193	354	50
Corporate bonds	2,802	23	2,913	44	5,715	67	33
Certificates of deposit	947	3	—	—	947	3	4
Total temporarily impaired debt securities	$200,243	$1,324	$20,328	$439	$220,571	$1,763	137

During the three months ended March 31, 2018 and 2017, the Company did not record any fair value impairment charges (OTTI) on its investments in debt securities. At March 31, 2018, management did not consider any debt securities to have OTTI and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the 2017 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI see Note 2, "Investment Securities" to the Company's consolidated financial statements in the Company's recent 2017 Annual Report on Form 10-K.

The contractual maturity distribution at March 31, 2018 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$19,471	$19,491
Due after one, but within five years	81,704	80,955
Due after five, but within ten years	134,234	131,440
Due after ten years	184,367	180,327
Total debt securities	$419,776	$412,213

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the fair value of debt securities above are callable securities, comprised of municipal securities and corporate bonds totaling $76.5 million, which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $411.3 million at March 31, 2018.

Sales of investments in debt securities, including pending trades based on trade date, if applicable, for the three months ended March 31, 2018 and March 31, 2017 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Amortized cost of debt securities sold (1)	$668	$2,262
Gross realized gains on sales	3	32
Gross realized losses on sales	(2)	—
Total proceeds from sales of debt securities	$669	$2,294
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Equity Securities

As of March 31, 2018, the Company held equity securities with a fair value of $295 thousand, compared to no equity securities at December 31, 2017. At March 31, 2018, the equity portfolio consisted primarily of investments in a diversified group of mutual funds.

The Company adopted ASU 2016-01 in the first quarter of 2018. As a result, the fair market value fluctuations associated with the equity portfolio are recognized in the Company’s Consolidated Statement of Income in the "Other income" line item. During the first quarter of the 2018, the Company’s holding in equity investments and the related fair value gain/loss on equity securities was immaterial.

No sales on equity securities were recorded in the first quarter of 2018. For the three months ended March 31, 2017, the amortized cost of equity securities sold including pending trades based on trade date, if applicable, amounted to $6.9 million, resulting in net realized gains of $508 thousand. The amortized cost of equity securities sold is determined on a specific identification basis.

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

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial real estate	$1,254,705	$1,201,351
Commercial and industrial	503,657	498,802
Commercial construction	228,797	274,905
Total commercial loans	1,987,159	1,975,058
Residential mortgages	198,756	195,492
Home equity loans and lines	96,531	91,706
Consumer	10,149	10,293
Total retail loans	305,436	297,491

Gross loans	2,292,595	2,272,549
Deferred loan origination fees, net	(2,422)	(2,645)
Total loans	2,290,173	2,269,904
Allowance for loan losses	(34,524)	(32,915)
Net loans	$2,255,649	$2,236,989

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loan Portfolio Classifications

-Commercial loans:

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

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff at the Bank or by independent outside inspection companies.  Commercial construction loans generally are variable rate loans and lines of credit with interest rates that are periodically adjusted and generally have terms of one to three years.

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's financial statements.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro rata share of ownership.  Loans originated by other banks in which the Company is a participating institution amounted to $90.6 million at March 31, 2018 and $91.6 million at December 31, 2017. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

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

-Residential mortgage loans:

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

-Home equity loans and lines of credit:

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

-Consumer loans:

Consumer loans consist primarily of secured or unsecured personal loans, unsecured loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and unsecured overdraft protection lines on checking accounts extended to individual customers. The aggregate amount of overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At March 31, 2018 and December 31, 2017, the Company was servicing residential mortgage loans owned by investors amounting to $18.0 million and $18.4 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $70.8 million and $70.7 million at March 31, 2018 and December 31, 2017, respectively. See the discussion above under the heading "Commercial loans" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial real estate	$216,078	$224,703
Residential mortgages	188,758	187,524
Home equity	8,802	9,405
Total loans pledged to FHLB	$413,638	$421,632

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2017 Annual Report on Form 10-K.  Refer to Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements contained in the 2017 Annual Report on Form 10-K for further discussion of management's methodology used to estimate a sufficient allowance for loan losses, the credit risk management function and adversely classified loan rating system.

The balances of loans as of March 31, 2018 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$13,686	$1,241,019	$1,254,705
Commercial and industrial	11,148	492,509	503,657
Commercial construction	1,670	227,127	228,797
Residential mortgages	715	198,041	198,756
Home equity loans and lines	505	96,026	96,531
Consumer	23	10,126	10,149
Total gross loans	$27,747	$2,264,848	$2,292,595

The balances of loans as of December 31, 2017 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$13,739	$1,187,612	$1,201,351
Commercial and industrial	10,096	488,706	498,802
Commercial construction	1,624	273,281	274,905
Residential mortgages	397	195,095	195,492
Home equity loans and lines	371	91,335	91,706
Consumer	35	10,258	10,293
Total gross loans	$26,262	$2,246,287	$2,272,549

See "Financial Condition," in Item 2, "Management's Discussion and Analysis," under the headings "Credit Risk" and "Allowance for Loan Losses" in this Form 10-Q for additional information about changes in the Company's Credit quality indicators since December 31, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Credit quality indicators

Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors internal credit quality indicators such as, among others, the risk classification of adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity. These credit quality indicators are discussed below.

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated.

	March 31, 2018
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$13,117	$—	$—	$1,241,588	$1,254,705
Commercial and industrial	10,137	46	1	493,473	503,657
Commercial construction	1,670	—	—	227,127	228,797
Residential mortgages	1,663	—	—	197,093	198,756
Home equity loans and lines	555	—	—	95,976	96,531
Consumer	40	9	—	10,100	10,149
Total gross loans	$27,182	$55	$1	$2,265,357	$2,292,595

	December 31, 2017
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$12,895	$—	$—	$1,188,456	$1,201,351
Commercial and industrial	9,915	48	1	488,838	498,802
Commercial construction	1,624	—	—	273,281	274,905
Residential mortgages	1,355	—	—	194,137	195,492
Home equity loans and lines	513	—	—	91,193	91,706
Consumer	52	10	—	10,231	10,293
Total gross loans	$26,354	$58	$1	$2,246,136	$2,272,549

Total adversely classified loans amounted to 1.19% of total loans at March 31, 2018, as compared to 1.16% at December 31, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$6,405	$1,428	$3,574	$11,407	$1,243,298	$1,254,705	$6,485
Commercial and industrial	969	894	1,458	3,321	500,336	503,657	2,771
Commercial construction	234	—	—	234	228,563	228,797	192
Residential mortgages	1,209	92	88	1,389	197,367	198,756	582
Home equity loans and lines	189	126	131	446	96,085	96,531	505
Consumer	49	10	—	59	10,090	10,149	23
Total gross loans	$9,055	$2,550	$5,251	$16,856	$2,275,739	$2,292,595	$10,558

	Balance at December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$4,200	$69	$3,569	$7,838	$1,193,513	$1,201,351	$6,751
Commercial and industrial	374	527	327	1,228	497,574	498,802	1,294
Commercial construction	2,526	518	—	3,044	271,861	274,905	193
Residential mortgages	1,931	93	89	2,113	193,379	195,492	262
Home equity loans and lines	491	120	12	623	91,083	91,706	463
Consumer	51	5	45	101	10,192	10,293	69
Total gross loans	$9,573	$1,332	$4,042	$14,947	$2,257,602	$2,272,549	$9,032

At March 31, 2018 and December 31, 2017, all loans past due 90 days or more were carried as non-accrual, in addition to those loans less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $224 thousand at March 31, 2018 and $21 thousand at December 31, 2017. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.46% at March 31, 2018, and 0.40% at December 31, 2017.

At March 31, 2018, additional funding commitments for non-accrual loans was not material.

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

The carrying value of impaired loans amounted to $27.7 million and $26.3 million at March 31, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $17.2 million and $17.4 million at March 31, 2018 and December 31,

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

2017, respectively, while non-accrual impaired loans amounted to $10.6 million and $8.9 million as of March 31, 2018 and December 31, 2017, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at March 31, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$14,994	$13,686	$13,159	$527	$52
Commercial and industrial	11,550	11,148	6,530	4,618	2,776
Commercial construction	1,726	1,670	1,670	—	—
Residential mortgages	835	715	581	134	4
Home equity loans and lines	714	505	505	—	—
Consumer	23	23	—	23	22
Total	$29,842	$27,747	$22,445	$5,302	$2,854

	Balance at December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,132	$13,739	$12,850	$889	$59
Commercial and industrial	10,458	10,096	7,053	3,043	1,284
Commercial construction	1,678	1,624	1,624	—	—
Residential mortgages	511	397	262	135	5
Home equity loans and lines	543	371	371	—	—
Consumer	36	35	—	35	35
Total	$28,358	$26,262	$22,160	$4,102	$1,383

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the periods indicated:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(Dollars in thousands)	Average recorded investment	Interest income (loss) recognized	Average recorded investment	Interest income (loss) recognized
Commercial real estate	$13,715	$94	$13,378	$101
Commercial and industrial	10,647	77	12,878	105
Commercial construction	1,636	22	2,412	27
Residential mortgages	614	(1)	287	—
Home equity loans and lines	475	—	539	(2)
Consumer	32	—	13	—
Total	$27,119	$192	$29,507	$231

At March 31, 2018, additional funding commitments for impaired loans was not material. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms that would not otherwise be considered.  Typically, such concessions may consist of one or a combination of the following: a reduction in interest rate to a below market rate, taking into account the credit quality of the note; extension of additional credit based on receipt of adequate collateral; or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually reviewed and evaluated and a specific reserve is assigned for the amount of the estimated probable credit loss.

Total TDR loans, included in the impaired loan balances above, as of March 31, 2018 and December 31, 2017, were $20.6 million and $20.3 million, respectively. TDR loans on accrual status amounted to $17.2 million and $17.4 million at March 31, 2018 and December 31, 2017, respectively. TDR loans included in non-performing loans amounted to $3.4 million and $2.9 million at March 31, 2018 and December 31, 2017, respectively. The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At March 31, 2018, additional funding commitments for TDR loans was not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated.

	Three months ended
	March 31, 2018		March 31, 2017
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Extended maturity date	—	—	2	3,063
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	139	1	374
Temporary interest only payment plan	2	132	1	94
Total	4	$271	4	$3,531
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$120		$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as TDRs during the three month periods ended March 31, 2018 and March 31, 2017 by portfolio classification are detailed below.

	Three months ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$131	$132	1	$375	$374
Commercial and industrial	2	142	139	2	2,952	2,952
Commercial construction	—	—	—	1	206	205
Residential mortgages	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$273	$271	4	$3,533	$3,531

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the three months ended March 31, 2018 or 2017.

For the three month period ended March 31, 2018, there were no payment defaults on loans modified as TDRs within the preceding twelve months.

Payment defaults by portfolio classification, during the three month period ended March 31, 2017 on loans modified as TDRs within the preceding twelve months are detailed below.

	Three months ended
	March 31, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	3	$956
Commercial and industrial	1	231
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	4	$1,187

Other real estate owned ("OREO")

The Company carried no OREO at March 31, 2018, December 31, 2017 or March 31, 2017. There were no additions, sales or write downs on OREO during the three months ended March 31, 2018 or 2017.

At March 31, 2018, the Company had consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amounts totaling $234 thousand compared with $101 thousand at December 31, 2017.

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

The allowance for loan losses amounted to $34.5 million at March 31, 2018, compared to $32.9 million at December 31, 2017, and $31.7 million at March 31, 2017. For the three months ended March 31, 2018 and March 31, 2017, the provision for loan losses amounted to $1.6 million and $125 thousand, respectively. The primary factor in the increase in the provision for loan losses for the three months ended March 31, 2018 compared to the same period in the prior year was an increase in the balance of the allowance for loan losses allocated to impaired and classified loans of $1.4 million for the three months ended March 31, 2018, compared to a decrease of $390 thousand during the three months ended March 31, 2017.

The allowance for loan losses to total loans ratio was 1.51% at March 31, 2018, 1.45% at December 31, 2017 and 1.53% at March 31, 2017. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2018.

Changes in the allowance for loan losses by portfolio classification for the three months ended March 31, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915
Provision	755	1,435	(664)	10	20	44	1,600
Recoveries	—	108	—	—	1	5	114
Less: Charge offs	—	41	—	—	—	64	105
Ending Balance at March 31, 2018	$18,300	$11,171	$3,283	$914	$629	$227	$34,524
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$52	$2,776	$—	$4	$—	$22	$2,854
Allocated to loans collectively evaluated for impairment	$18,248	$8,395	$3,283	$910	$629	$205	$31,670

Changes in the allowance for loan losses by portfolio classification for the three months ended March 31, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	316	(195)	(42)	18	—	28	125
Recoveries	76	272	—	—	1	3	352
Less: Charge offs	—	103	—	—	—	33	136
Ending Balance at March 31, 2017	$15,294	$11,178	$3,364	$978	$635	$234	$31,683
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$409	$1,928	$23	$—	$—	$14	$2,374
Allocated to loans collectively evaluated for impairment	$14,885	$9,250	$3,341	$978	$635	$220	$29,309

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-interest bearing demand deposits	$717,656	$705,846
Interest-bearing checking	382,580	391,111
Savings	193,766	193,385
Money market	868,359	807,931
Certificates of deposit $250,000 or less	173,720	150,445
Certificates of deposit more than $250,000	49,814	45,154
Total customer deposits	2,385,895	2,293,872
Brokered deposits (1)	185,494	147,490
Total deposits	$2,571,389	$2,441,362
___________________________________

(1)	Brokered CDs $250,000 and under.

Total customer deposits (deposits excluding brokered deposits) include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company as customer deposits within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $299.9 million and $249.6 million at March 31, 2018 and December 31, 2017, respectively.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for deposits.

(6)	Borrowed Funds and Subordinated Debt

The Company had no borrowed funds at March 31, 2018. At December 31, 2017, borrowed funds consisted of FHLB borrowings amounting to $89.0 million.

The Company had $14.9 million of outstanding subordinated debt (net of deferred issuance costs) at March 31, 2018 and $14.8 million at December 31, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15 year term. The Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply. Refer to Note 7, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements contained in the 2017 Annual Report on Form 10-K for additional information about the Company's subordinated debt.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for borrowed funds and subordinated debt. See Note 2, "Investments," and Note 3, "Loans" above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds. Refer to the "Liquidity" section in Item 2, "Management's Discussion and Analysis," for additional information about other sources of funding available to the Company.

(7)	Derivatives and Hedging Activities

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At March 31, 2018 and December 31, 2017, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company may use interest rate contract swaps as part of its interest rate risk management strategy. Interest rate swap agreements may be entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company had no derivative fair value hedges or derivative cash flow hedges at March 31, 2018 or December 31, 2017.

The Company has a “Back-to-Back Swap” program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with a swap counterparty. The customer interest rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

The transaction structure effectively minimizes the Bank’s net risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest rate swap agreement.

Back-to-Back Swaps are not speculative; rather, the transactions result from a service the Company provides to certain commercial customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back Swaps during the three months ended March 31, 2018 or March 31, 2017.

Each Back-to-Back swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of six interest rate swaps outstanding at both March 31, 2018 and December 31, 2017, with an aggregate notional amount of $29.2 million and $29.4 million on those respective dates.

Asset derivatives are included in the line item prepaid expenses and other assets and liability derivatives are included in the accrued expenses and other liabilities line item on the consolidated balance sheets, respectively.

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of March 31, 2018		As of December 31, 2017
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts - pay floating, received fixed	$—	$887	$25	$568
Interest rate contracts - pay fixed, receive floating	887	—	543	—
Total interest rate swaps	$887	$887	$568	$568

By using derivative financial instruments, the Company exposes itself to counterparty-credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. The counterparty was rated A / A2 by S&P and Moody’s, respectively, at March 31, 2018. Additionally, counterparty interest rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had credit risk exposure amounting to $887 thousand and $543 thousand at March 31, 2018 and December 31, 2017, respectively, relating to interest rate swaps with counterparties. The Company held cash collateral of $930 thousand at March 31, 2018 and $480 thousand at December 31, 2017. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's consolidated balance sheet.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Interest rate swaps with the counterparty are subject to master netting agreements. The table below presents the Company's asset derivative positions and the potential effect of those netting arrangements on its financial position, as of the periods presented. Interest rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of March 31, 2018
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$887	$—	$887

	As of December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$568	$25	$543

The Company's interest rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap-loss exposure would be equal to the percentage of the Company’s participation in the underlying loan applied to the originating bank's swap loss.  At March 31, 2018 and December 31, 2017, the Company had two such participation loans and management considers the risk of material swap loss exposure to be unlikely based on the swap market value, as well as the borrower's financial and collateral strength.

(8)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company’s authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01, and as of March 31, 2018 had 11,682,914 shares issued and outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01. No preferred stock has been issued as of the date of this Form 10-Q. Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

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

The Company's stock incentive plans permit the Board to grant, under various terms, stock options (for the purchase of newly issued shares of common stock), restricted stock awards, restricted stock units and stock appreciation rights to officers and other employees, non-employee directors and consultants.

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 121,999 shares and 117,219 shares as of March 31, 2018 and December 31, 2017, respectively.

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, which applies to Massachusetts corporations such as the Company, eliminates the concept of “treasury stock” and provides that shares a Massachusetts company reacquires will be treated as authorized but unissued shares.

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

In addition to shares issued to employees, non-employee directors and community members for consulting on regional advisory councils, and shares issued through equity offerings, the Company maintains a dividend reinvestment and direct stock purchase plan (“DRSPP”) for stockholders and new investors to reinvest or purchase additional shares of common stock directly from the Company.

See Note 10, "Stock-Based Compensation," below for additional information regarding the Company's stock incentive plans. See Note 11, "Earnings Per Share," below for additional information regarding unvested participating restricted awards and the Company's earnings per share calculation.

Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  At March 31, 2018, the Company's only other comprehensive income component is the net unrealized holding gains or losses on available-for-sale debt securities, net of deferred income taxes. Prior to the adoption of ASU 2016-01, other comprehensive income also included unrealized holding gains or losses on available-for-sale equity securities. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the debt securities are sold. When debt securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

Refer to Note 10, "Stockholders' Equity," to the Company's consolidated financial statements included in the Company's 2017 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

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

Total net periodic benefit costs, comprised of interest costs only, were $26 thousand for the three months ended March 31, 2018, compared to $29 thousand for the three months ended March 31, 2017.

Benefits paid amounted to $69 thousand for both the three months ended March 31, 2018 and March 31, 2017. The Company anticipates accruing an additional $78 thousand to the SERP during the remainder of 2018.

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

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Service Cost	$(17)	$(3)
Interest Cost	62	23
Net periodic benefit cost	$45	$20

(10)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended in 2015, and the 2016 plan. As of March 31, 2018, an aggregate of 409,301 shares remain available for future grants under the plans.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $385 thousand for the three months ended March 31, 2018, compared to $324 thousand for the three months ended March 31, 2017.

A tax benefit associated with employee exercises and vesting of stock compensation of approximately $195 thousand was recorded as a reduction of the Company's income tax expense for the three months ended March 31, 2018, compared with $667

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

thousand for the three months ended March 31, 2017. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the Company's consolidated financial statements.

 Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $51 thousand for the three months ended March 31, 2018, compared to $62 thousand for the three months ended March 31, 2017.

The table below provides a summary of the options granted, including the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used during the periods indicated:

	Three Months Ended March 31,
	2018	2017
Options granted	14,755	15,009
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	37%	40%
Expected dividend yield	2.10%	2.09%
Expected life in years	6.5	7
Risk-free interest rate	2.86%	2.35%
Weighted average market price on date of grants	$34.33	$30.46
Per share weighted average fair value	$11.98	$11.34
Fair value as a percentage of market value at grant date	35%	37%

Options granted during the first three months of 2018 and 2017 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $259 thousand for the three months ended March 31, 2018, compared to $187 thousand for the three months ended March 31, 2017.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three Months Ended March 31,
Restricted Stock Awards (no. of underlying shares)	2018	2017
Two year vesting	7,280	6,944
Four year vesting	16,666	16,253
Performance-based vesting	20,559	25,623
Total restricted stock awards	44,505	48,820

Weighted average grant date fair value	$34.33	$30.46

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $75 thousand for both the three months ended March 31, 2018 and the three months ended March 31, 2017, and is included in other operating expenses. In January 2018, non-employee directors were issued 7,326 shares of common stock in lieu of 2017 annual cash fees of $281 thousand at a market value price of $38.39 per share, the market value of the common stock on the opt-in measurement date of January 3, 2017.

For further information regarding the Company's stock awards, see Note 8, "Stockholders' Equity," above under the caption "Shares authorized and share issuance." There have been no material changes to the terms of the Company's stock incentive plans or the terms for vesting, forfeiture and settlement for options and restricted stock awards granted and outstanding under such plans as reported in the 2017 Annual Report on Form 10-K. Refer to Note 12 "Stock-Based Compensation Plans," in the Company's 2017 Annual Report on Form 10-K for further information on the Company's stock incentive plans, stock options and restricted awards including descriptions of the assumptions used in the valuation model for stock options.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2018	2017
Basic weighted average common shares outstanding	11,628,587	11,508,811
Dilutive shares	72,267	90,051
Diluted weighted average common shares outstanding	11,700,854	11,598,862

There were 29,353 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the three months ended March 31, 2018.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2018
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$412,213	$—	$412,213	$—
Equity securities	295	295	—	—
FHLB stock	2,370	—	—	2,370
Interest rate swaps	887	—	887	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,424	—	—	2,424

Liabilities measured on a recurring basis:
Interest rate swaps	$887	$—	$887	$—

	December 31, 2017
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$405,206	$—	$405,206	$—
FHLB stock	5,215	—	—	5,215
Interest rate swaps	568	—	568	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,696	—	—	2,696

Liabilities measured on a recurring basis:
Interest rate swaps	$568	$—	$568	$—

The Company did not transfer any assets between the fair value measurement levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

All of the Company's debt securities are considered "available-for-sale" and are carried at fair value.  The debt security category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds and certificates of deposits, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its debt securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third party on debt securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's fair value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.4 million at March 31, 2018 compared to $872 thousand at December 31, 2017.

The fair values for the interest rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 7, "Derivatives and Hedging Activities," for additional information on the Company's interest rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at March 31, 2018 and December 31, 2017 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At March 31, 2018 and December 31, 2017, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgages loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2018:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$2,370	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,424	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	March 31, 2018
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$2,255,649	$2,237,319	$—	$—	$2,237,319
Financial liabilities:
Certificates of deposit (including brokered)	409,028	406,487	—	406,487	—
Subordinated debt	14,850	13,949	—	—	13,949

	December 31, 2017
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$208	$208	$—	$208	$—
Loans, net	2,236,989	2,236,169	—	—	2,236,169
Financial liabilities:
Certificates of deposit (including brokered)	343,089	341,765	—	341,765	—
Borrowed funds	89,000	88,996	—	88,996	—
Subordinated debt	14,847	14,208	—	—	14,208

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

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this report and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K").

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain forward-looking statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) technology-related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures; (vii) cyber-security risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and the Tax Cuts and Jobs Act enacted on December 22, 2017 and the additional regulations or repeals that may be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (x) changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and (xiii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Item 1A, "Risk Factors" of the Company's 2017 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended March 31, 2018 amounted to $6.8 million, an increase of $1.3 million, or 22%, compared to the three months ended March 31, 2017. Diluted earnings per share were $0.58 for the three months ended March 31, 2018, an increase of 21%, as compared to $0.48 for the three months ended March 31, 2017.

The increase in 2018 first quarter earnings as compared to 2017 is largely attributable to growth over the last twelve months and the positive impact of lower tax rates in 2018 from the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act"). Total assets, loans, and customer deposits have increased 10%, 11%, and 8%, respectively, as compared to March 31, 2017.

Strategically, our focus remains on organic growth and continually planning for and investing in our future. We expect the relocation of our Leominster, MA branch to be completed later this spring. This branch, along with our new Windham, NH branch and our recently relocated branch in Salem, NH, are in prime locations and will provide improved, state-of-the-art experiences in these communities to better serve our customers.

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

Net interest income for the three months ended March 31, 2018 amounted to $26.0 million, an increase of $3.2 million, or 14%, compared to the three months ended March 31, 2017. The increase in net interest income was due primarily to loan growth. Average loan balances (including loans held for sale) increased $226.3 million for the three months ended March 31, 2018, compared to the same 2017 period average. Margin was 3.95% for the three months ended March 31, 2018, compared to 3.90% for the three months ended March 31, 2017. See the discussion under the heading "Results of Operations" below, in this Item 2, for further information regarding changes in margin.

The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company's 2017 Annual Report on Form 10-K.

For the three months ended March 31, 2018 and March 31, 2017, the provisions to the allowance for loan losses amounted to $1.6 million and $125 thousand, respectively. The primary factor in the increase in the provision for loan losses for the three months ended March 31, 2018, compared to the prior year period was an increase in the balance of the allowance for loan losses allocated to impaired and classified loans of $1.4 million for the three months ended March 31, 2018, compared to a decrease of $390 thousand during the three months ended March 31, 2017. This increase in 2018 was primarily due to credit deterioration of two impaired commercial relationships for which management determined that the additional provisions were necessary, based on a review of their individual business circumstances.
Partially offsetting these additional reserves were generally stabilized credit quality metrics and underlying collateral values, and the level of loan growth, as indicated by the following factors:

•	The Company recorded net recoveries of $9 thousand for the three months ended March 31, 2018, compared to net recoveries of $216 thousand for the three months ended March 31, 2017.

•	Total non-performing loans as a percentage of total loans amounted to 0.46% at March 31, 2018, compared to 0.45% at March 31, 2017.

•	The ratio of adversely classified loans (substandard, doubtful, loss) to total loans amounted to 1.19% at March 31, 2018, compared to 1.55% at March 31, 2017.

•	Loan growth for the three months ended March 31, 2018 was $20.3 million, compared to $42.1 million during the three months ended March 31, 2017.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended March 31, 2018 amounted to $3.8 million, a decrease of $343 thousand, or 8%, compared to the three months ended March 31, 2017. This decrease compared to the prior year period was due primarily to decreases in net gains on sales of investment securities, partially offset by increases in investment advisory fees and deposit and interchange fees.
For the three months ended March 31, 2018, non-interest expense amounted to $19.4 million, which is relatively consistent with non-interest expense for the three months ended March 31, 2017. The provision for income taxes amounted to $1.9 million for the three months ended March 31, 2018, an increase of $70 thousand, or 4%, compared to the three months ended March 31, 2017. This increase was primarily due to lower tax benefits from equity compensation in the current year ($195 thousand for the three months ended March 31, 2018 compared to $667 thousand for the three months ended March 31, 2017) and higher taxable income levels, largely offset by the positive impact of the 2017 Tax Act.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $412.5 million at March 31, 2018, an increase of $7.3 million, or 2%, since December 31, 2017, and comprised 15% of total assets at March 31, 2018 and 14% of total assets at December 31, 2017.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 81% of total assets at both March 31, 2018 at December 31, 2017, amounted to $2.29 billion at March 31, 2018, compared to $2.27 billion at December 31, 2017, an increase of $20.3 million. Total commercial loans amounted to $1.99 billion, or 87% of gross loans, at March 31, 2018, which was consistent with the composition at December 31, 2017.

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

At March 31, 2018, customer deposits (total deposits excluding brokered deposits) amounted to $2.39 billion, or 84% of total assets, compared to $2.29 billion, or 81% of total assets, at December 31, 2017, an increase of $92.0 million, or 4%. This increase was primarily due to increases in money market account balances, and to a lesser extent, growth in CD balances during the period.

Wholesale funding amounted to $185.5 million at March 31, 2018, or 7% of total assets, compared to $236.5 million at December 31, 2017, or 8% of total assets, a decrease of $51.0 million, or 22%. Wholesale funding included only brokered deposits at March 31, 2018. At December 31, 2017, wholesale funding included FHLB advances of $89.0 million and brokered deposits of $147.5 million. The Company's level of wholesale funding has decreased since December 31, 2017 as increases in customer deposit balances have exceeded loan growth.

Opportunities and Risks

This Opportunities and Risks discussion should be read in conjunction with Item 1A "Risk Factors," and the section titled "Opportunities and Risks" contained in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company's 2017 Annual Report on Form 10-K, which addresses other factors and details that could adversely affect the Company's business, reputation, its future results of operations and financial condition.

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with an in-depth understanding of our markets, and a commitment to open and honest communication with customers.

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. In addition, Enterprise carefully plans market expansion through new branch development, identifying markets strategically located to complement existing locations while expanding the Company's geographic market footprint. In July 2017, the Company opened its 24th branch office, located in Windham, NH, its seventh branch in Southern New Hampshire. In addition, the Company recently relocated the Salem, NH branch, and expects the relocation of the Leominster, MA branch to be completed in late spring 2018. These new and enlarged branches in prime locations will provide improved, state-of-the-art experiences in these communities to better serve and attract customers. Our consistent branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, and cash management products.

Management continues to undertake significant strategic initiatives, including investments in employee hiring, training and development; marketing and public relations; technology and electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued cultivation of recently added branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Changes in government regulation or oversight could affect the Company in substantial and unpredictable ways. The President has signed an executive order calling for the administration to review various U.S. financial laws and regulations. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act, in addition to extensive corporate tax reform contained in the 2017 Tax Act enacted in December 2017. Accordingly, it is difficult to anticipate the continued impact that this expansive legislation, if or when fully enacted, will have on the Company, its customers and the financial industry generally. The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cyber-security or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training and employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met. Any breakdown in the integrity of these information systems, infrastructure, or cyber-security measures, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers' personal information to unauthorized parties, damage the Company's reputation, subject the Company to increased costs and additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2017 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2017 Annual Report on Form 10-K.

Financial Condition

Total assets increased $17.4 million since December 31, 2017, to $2.83 billion at March 31, 2018.  The balance sheet composition and changes since December 31, 2017 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds ("fed funds") sold. Cash and cash equivalents amounted to 2% of total assets at both March 31, 2018 and December 31, 2017. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At March 31, 2018, the fair value of the investment portfolio amounted to $412.5 million, an increase of $7.3 million, or 2%, since December 31, 2017. The investment portfolio represented 15% of total assets at March 31, 2018 and 14% of total assets at December 31, 2017.  As of March 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities. The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017 in order to reduce the potential impact from market changes on earnings due to new accounting rules in effect January 1, 2018.

During the three months ended March 31, 2018, the Company purchased $22.9 million in securities. The Company had principal pay downs, calls and maturities totaling $6.3 million during the three months ended March 31, 2018. In addition, management sold securities with an amortized cost of approximately $668 thousand realizing net gains on sales of $1 thousand during the three months ended March 31, 2018.

See also Note 2, "Investment Securities," and Note 12, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for investment securities.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$51,385	12.5%	$51,717	12.8%	$75,056	20.3%
Residential federal agency MBS(1)	151,117	36.7%	140,154	34.6%	92,149	24.9%
Commercial federal agency MBS(1)	64,854	15.7%	66,500	16.4%	75,327	20.4%
Municipal securities	132,859	32.2%	134,346	33.2%	114,969	31.1%
Corporate bonds	11,056	2.7%	11,542	2.8%	11,316	3.1%
Certificates of deposits(2)	942	0.2%	947	0.2%	953	0.2%
Total debt securities	$412,213	100.0%	$405,206	100.0%	$369,770	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S. agencies totaling $183.2 million, $171.7 million, and $105.9 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Net unrealized losses on the debt securities portfolio amounted to $7.6 million at March 31, 2018 compared to net unrealized gains of $507 thousand at December 31, 2017 and unrealized losses of $2.6 million at March 31, 2017. The Company attributes the increase in net unrealized losses in the current period primarily to the impact of increases in current market yields. Unrealized gains or losses on debt securities will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other-than-temporarily impaired" ("OTTI"), the Company is required to write-down the fair value of the investment.  See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” in Item 7 of the Company's 2017 Annual Report on Form 10-K for additional information regarding the accounting for OTTI.

Equity Securities

As of March 31, 2018, the Company held equity securities with a fair value of $295 thousand, compared to no equity securities at December 31, 2017 and $6.4 million at March 31, 2017. In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," and as a result the fair value fluctuations associated with the equity portfolio is recognized in the Company’s consolidated statement of income, in the "Other income" line item. During the first quarter of the 2018, the Company’s fair value gain (loss) on equity securities was immaterial. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $2.4 million at March 31, 2018, $5.2 million at December 31, 2017 and $3.2 million at March 31, 2017.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Instruments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 81% of total assets at both March 31, 2018 and December 31, 2017.  Total loans increased $20.3 million compared to December 31, 2017, and $225.3 million, or 11%, since March 31, 2017.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 87% of gross loans at March 31, 2018, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,254,705	54.7%	$1,201,351	52.9%	$1,064,661	51.5%
Commercial and industrial	503,657	22.0%	498,802	21.9%	507,612	24.6%
Commercial construction	228,797	10.0%	274,905	12.1%	209,701	10.1%
Total commercial loans	1,987,159	86.7%	1,975,058	86.9%	1,781,974	86.2%
Residential mortgages	198,756	8.7%	195,492	8.6%	183,490	8.9%
Home equity loans and lines	96,531	4.2%	91,706	4.0%	91,294	4.4%
Consumer	10,149	0.4%	10,293	0.5%	10,145	0.5%
Total retail loans	305,436	13.3%	297,491	13.1%	284,929	13.8%

Gross loans	2,292,595	100.0%	2,272,549	100.0%	2,066,903	100.0%
Deferred fees, net	(2,422)		(2,645)		(2,052)
Total loans	2,290,173		2,269,904		2,064,851
Allowance for loan losses	(34,524)		(32,915)		(31,683)
Net loans	$2,255,649		$2,236,989		$2,033,168

As of March 31, 2018, commercial real estate loans increased $53.4 million, or 4%, compared to December 31, 2017, and increased 18% compared to March 31, 2017. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of March 31, 2018, commercial and industrial loans balances were relatively consistent with December 31, 2017 and March 31, 2017.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $46.1 million, or 17%, since December 31, 2017, but increased 9% as compared to March 31, 2017. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers.

Retail loan balances increased by $7.9 million, or 3%, since December 31, 2017, and have increased by 7% since March 31, 2017.  The increase over the same period in the prior year was primarily with loans secured by residential property.

At March 31, 2018, commercial loan balances participated out to various banks amounted to $70.8 million, compared to $70.7 million at December 31, 2017, and $64.7 million at March 31, 2017.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $90.6 million, $91.6 million and $83.5 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q for information on loans serviced for others and loans pledged as collateral.

Credit Risk

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate.  The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry, relationship size, and source of repayment, and through sound underwriting practices and the risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Asset Quality

The following table sets forth information regarding non-performing assets, trouble debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Non-accrual loan summary:
Commercial real estate	$6,485	$6,751	$5,116
Commercial and industrial	2,771	1,294	2,716
Commercial construction	192	193	515
Residential	582	262	282
Home equity	505	463	705
Consumer	22	34	14
Total non-accrual loans	10,557	8,997	9,348
Overdrafts > 90 days past due	1	35	9
Total non-performing loans	10,558	9,032	9,357
OREO	—	—	—
Total non-performing assets	$10,558	$9,032	$9,357
Total Loans	$2,290,173	$2,269,904	$2,064,851
Accruing TDR loans not included above	$17,191	$17,356	$18,551
Delinquent loans 60-89 days past due and still accruing	$1,594	$1,026	$4,604
Loans 60-89 days past due and still accruing to total loans	0.07%	0.05%	0.22%
Adversely classified loans to total loans	1.19%	1.16%	1.55%
Non-performing loans to total loans	0.46%	0.40%	0.45%
Non-performing assets to total assets	0.37%	0.32%	0.36%
Allowance for loan losses	$34,524	$32,915	$31,683
Allowance for loan losses to non-performing loans	326.99%	364.43%	338.60%
Allowance for loan losses to total loans	1.51%	1.45%	1.53%

The net increase in non-accrual loans since the prior periods was due primarily to the migration of commercial relationships in the commercial and industrial portfolio. These additions, among others, were partially offset by principal paydowns and credit rating upgrades during the period. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2017 are discussed further below.

At March 31, 2018 and December 31, 2017, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounted to $27.2 million and $26.4 million, respectively. Total adversely classified loans amounted to 1.19% of total loans at March 31, 2018 as compared to 1.16% at December 31, 2017. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $16.9 million at March 31, 2018 and $17.4 million at December 31, 2017.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $10.3 million at March 31, 2018 and $9.0 million at December 31, 2017.  Non-accrual loans that were not adversely classified amounted to $224 thousand and $21 thousand at March 31, 2018 and December 31, 2017, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $27.7 million and $26.3 million at March 31, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $17.2 million and $17.4 million at March 31, 2018 and December 31, 2017, respectively, while non-accrual impaired loans amounted to $10.6 million and $8.9 million as of March 31, 2018 and December 31, 2017, respectively. The increase in non-accrual impaired loans was primarily due to the commercial relationships noted above.

In management's opinion, the majority of impaired loan balances at March 31, 2018 and December 31, 2017 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at March 31, 2018, impaired loans totaling $22.4 million required no specific reserves and impaired loans totaling $5.3 million required specific reserve allocations of $2.9 million.  At December 31, 2017, impaired loans totaling $22.2 million required no specific reserves and impaired loans totaling $4.1 million required specific reserve allocations of $1.4 million.  The increase in impaired reserves was primarily due to two commercial relationships, which, based on a review of their individual business circumstances, management determined that additional reserves were necessary as of March 31, 2018. Management closely monitors impaired relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan amounts above as of March 31, 2018 and December 31, 2017 were $20.6 million and $20.3 million, respectively.  TDR loans on accrual status amounted to $17.2 million and $17.4 million at March 31, 2018 and December 31, 2017, respectively. TDR loans included in non-performing loans amounted to $3.4 million and $2.9 million at March 31, 2018 and December 31, 2017, respectively.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at March 31, 2018, December 31, 2017 and March 31, 2017. There were no additions, sales or write-downs on OREO during the three months ended March 31, 2018 or 2017.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2017 Annual Report on Form 10-K.  Please refer to Note 4 "Allowance for Loan Losses," to the Company's consolidated financial statements contained in the 2017 Annual Report on Form 10-K for further discussion of management's methodology used to estimate a sufficient allowance for loan losses, the credit risk management function and adversely classified loan rating system.

The allowance for loan losses to total loans ratio was 1.51% at March 31, 2018, 1.45% at December 31, 2017, and 1.53% at March 31, 2017. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2018.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$32,915	$31,342

Provision charged to operations	1,600	125
Recoveries on charged-off loans:
Commercial real estate	—	76
Commercial and industrial	108	272
Commercial construction	—	—
Residential	—	—
Home equity	1	1
Consumer	5	3
Total recoveries	114	352
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	41	103
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	64	33
Total charged off	105	136

Net loans recovered	(9)	(216)
Ending Balance	$34,524	$31,683
Annualized net loans recovered: Average loans outstanding	—%	(0.04)%

See Note 4, “Allowance for Loan Losses” to the Company's consolidated financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for loan losses.

Deposits

Total deposits amounted to $2.57 billion as of March 31, 2018, an increase of $130.0 million, or 5%, compared to December 31, 2017. Total deposits as a percentage of total assets were 91% at March 31, 2018 and 87% at December 31, 2017.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$717,656	27.9%	$705,846	28.9%	$668,869	29.4%
Interest-bearing checking	382,580	14.9%	391,111	16.0%	365,574	16.1%
Total checking	1,100,236	42.8%	1,096,957	44.9%	1,034,443	45.5%

Savings	193,766	7.5%	193,385	7.9%	188,374	8.3%
Money markets	868,359	33.8%	807,931	33.1%	836,577	36.7%
Total savings/money markets	1,062,125	41.3%	1,001,316	41.0%	1,024,951	45.0%

Certificates of deposit (CD's)	223,534	8.7%	195,599	8.0%	156,134	6.9%
Total customer deposits	2,385,895	92.8%	2,293,872	93.9%	2,215,528	97.4%

Brokered deposits (1)	185,494	7.2%	147,490	6.1%	59,384	2.6%
Total deposits	$2,571,389	100.0%	$2,441,362	100.0%	$2,274,912	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of March 31, 2018, customer deposits (deposits, excluding brokered deposits) increased $92.0 million, or 4%, since December 31, 2017, and $170.4 million, or 8%, since March 31, 2017. The increase since December 31, 2017 was primarily due to increases in money market accounts and to a lesser extent growth in CD balances.

Customer deposits include reciprocal money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original deposited funds comes back to the Company as customer deposits within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $299.9 million, $249.6 million and $292.2 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds. At March 31, 2018, wholesale funding was comprised solely of brokered deposits and amounted to $185.5 million, a decrease of $51.0 million, or 22%, since December 31, 2017, as customer deposit growth has exceeded loan growth. At December 31, 2017, wholesale funding was comprised of borrowed funds and brokered deposits and amounted to $236.5 million.

Management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. At March 31, 2018, December 31, 2017, and March 31, 2017 brokered deposits were comprised only of selected term brokered CDs from large money center banks in increments of $250,000 or less. As of March 31, 2018, brokered CDs increased $38.0 million, or 26%, compared to December 31, 2017. Brokered CDs outstanding at March 31, 2018 had a weighted average remaining life of less than 6 months.

Borrowed Funds and Subordinated Debt

The Company had no borrowed funds at March 31, 2018. At December 31, 2017 and March 31, 2017, borrowed funds, comprised of FHLB borrowings, amounted to $89.0 million and $46.7 million, respectively. Borrowed fund balances have decreased from December 31, 2017 to March 31, 2018 as deposit growth outpaced loan growth.

At March 31, 2018, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $520.0 million and capacity to borrow from the FRB Discount Window of approximately $124.0 million.

The Company had $14.9 million (net of deferred issuance costs) of outstanding subordinated debt at March 31, 2018, compared to $14.8 million at both December 31, 2017 and March 31, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. See also Note 6, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's subordinated debt.

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

At March 31, 2018, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

Management believes, as of March 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of March 31, 2018, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC. The Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2018 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes (1)		Minimum Capital To Be Well Capitalized (2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$276,870	11.48%	$192,857	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$231,832	9.62%	$144,643	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$231,832	8.24%	$112,492	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$231,832	9.62%	$108,482	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$276,238	11.46%	$192,856	8.00%	$241,070	10.00%
Tier 1 Capital (to risk weighted assets)	$246,050	10.21%	$144,642	6.00%	$192,856	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$246,050	8.75%	$112,484	4.00%	$140,604	5.00%
Common equity tier 1 capital (to risk weighted assets)	$246,050	10.21%	$108,481	4.50%	$156,695	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 1.875% as of March 31, 2018, see discussion below.
(2) For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

Under the Basel III rules, capital ratio requirements for all banking organizations increased and include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of March 31, 2018.

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

For the three months ended March 31, 2018, the Company paid $1.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 12,765 shares of the Company's common stock totaling $397 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 1,083 shares of the Company's common stock totaling $36 thousand during the three months ended March 31, 2018.

On April 17, 2018, the Company announced a quarterly dividend of $0.145 per share to be paid on June 1, 2018 to stockholders of record as of May 11, 2018. The 2018 dividend rate represents a 7.4% increase over the 2017 dividend rate.

For further information about the Company's capital, see Note 8 and Note 10 both titled "Stockholders' Equity," to the Company's unaudited consolidated financial statements contained in Item 1 of this Form 10-Q and to the Company's consolidated financial statements contained in the 2017 Annual Report on Form 10-K, respectively.

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

As of March 31, 2018, investment assets under management, which are reflected at fair market value, increased $1.9 million since December 31, 2017 and increased $99.4 million, or 13%, since March 31, 2017.

As of March 31, 2018, total assets under management increased $19.0 million since December 31, 2017 and $368.1 million, or 11%, since March 31, 2017.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Total assets	$2,834,928	$2,817,564	$2,572,359
Loans serviced for others	88,816	89,059	82,671
Investment assets under management	846,853	844,977	747,469
Total assets under management	$3,770,597	$3,751,600	$3,402,499

Results of Operations
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Unless otherwise indicated, the reported results are for the three months ended March 31, 2018 with the "same period," the "comparable period," "prior year," and "prior period" being the three months ended March 31, 2017. Average yields are presented on a tax equivalent basis.

The Company's net income for the three months ended March 31, 2018 amounted to $6.8 million compared to $5.6 million for the same period in 2017, an increase of $1.3 million, or 22%.  Diluted earnings per share were $0.58 and $0.48 for the three months ended March 31, 2018 and March 31, 2017, respectively, an increase of 21%.

Net Interest Income

The Company's net interest income for the three months ended March 31, 2018 was $26.0 million compared to $22.8 million for the three months ended March 31, 2017, an increase of $3.2 million, or 14%.  The increase in net interest income over the comparable period was due primarily to income generated from loan growth.

Net Interest Margin

The Company's margin was 3.95% for the three months ended March 31, 2018, compared to a margin of 3.90% for the three months ended March 31, 2017. Yields on interest-earnings assets and average rates on interest-bearing funding have increased due to changes in the economic environment as compared the same period in the prior year.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$3,779	$2,539	$1,014	$226
Investment securities	567	277	103	187
Other interest-earning assets (1)	61	(2)	66	(3)
Total interest-earning assets	4,407	2,814	1,183	410

Interest Expense
Interest checking, savings and money market	262	(7)	274	(5)
Certificates of deposit	335	89	189	57
Brokered CDs	411	333	26	52
Borrowed funds	231	96	52	83
Subordinated debt	—	—	—	—
Total interest-bearing funding	1,239	511	541	187
Change in net interest income	$3,168	$2,303	$642	$223
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2018 and 2017.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2018			Three months ended March 31, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,274,302	$26,150	4.69%	$2,047,969	$22,371	4.48%
Investment Securities (3)	413,863	2,487	2.70%	377,471	1,920	2.59%
Other interest-earning assets (4)	25,328	134	2.15%	26,174	73	1.12%
Total interest-earnings assets	2,713,493	28,771	4.36%	2,451,614	24,364	4.16%
Other assets	99,267			103,161
Total assets	$2,812,760			$2,554,775

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,377,618	1,016	0.30%	$1,390,374	754	0.22%
Certificates of deposit	215,501	634	1.19%	166,031	299	0.73%
Brokered CDs	171,740	586	1.38%	59,374	175	1.20%
Borrowed funds	73,322	292	1.61%	28,432	61	0.87%
Subordinated debt (5)	14,848	228	6.23%	14,836	228	6.24%
Total interest-bearing funding	1,853,029	2,756	0.60%	1,659,047	1,517	0.37%

Net interest rate spread			3.76%			3.79%

Demand deposits	709,271	—		661,441	—
Total deposits, borrowed funds and subordinated debt	2,562,300	2,756	0.44%	2,320,488	1,517	0.27%
Other liabilities	19,705			17,244
Total liabilities	2,582,005			2,337,732

Stockholders' equity	230,755			217,043
Total liabilities and stockholders' equity	$2,812,760			$2,554,775

Net interest income		$26,015			$22,847
Net interest margin (tax equivalent)			3.95%			3.90%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $458 thousand for the three months ended March 31, 2018 and $811 thousand for the comparable period in 2017.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $28.8 million for the three months ended March 31, 2018, an increase of $4.4 million, or 18%, compared to the prior period.  The increase resulted primarily from an increase of $261.9 million, or 11%, in the average balance of interest-earning assets, mainly loans, as well as a 20 basis point increase in average yields.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $26.2 million, an increase of $3.8 million, or 17%, over the comparable period, due primarily to an increase of average loans and loans held for sale balances by $226.3 million, or 11%, compared to the prior period. Additionally, the average tax equivalent yield on loans and loans held for sale also increased 21 basis points since the same period in 2017 and amounted to 4.69% for the three months ended March 31, 2018, due primarily to increases in rates since the prior year and loan repricing.

Income on investment securities amounted to $2.5 million, an increase of $567 thousand, or 30%, compared to the same period in 2017. This increase primarily resulted from both an increase in the average balance of investment securities by $36.4 million, or 10%, and an 11 basis points increase in the average yield on investment securities, primarily due to the restructuring of the debt portfolio during the second half of 2017.

Other interest-earning assets income amounted to $134 thousand for the three months ended March 31, 2018, an increase of $61 thousand compared to the prior period. The increase resulted from a 103 basis point increase in the average yield, mainly due to an increase in the Federal Funds rates since the prior period.

Interest Expense

For the three months ended March 31, 2018, total interest expense amounted to $2.8 million, an increase of $1.2 million, or 82%, over the same period in 2017 due to increases in both the cost of funds, mainly interest-bearing funding, and average balances. The average rate on interest-bearing funding increased by 23 basis points and the average balances increased $194.0 million, or 12%.

Interest expense on interest checking, savings and money market accounts amounted to $1.0 million, an increase of $262 thousand, or 35%, compared to the prior period due primarily to an increase in rates of 8 basis points over the comparable period.

Interest expense on CDs amounted to $634 thousand, an increase of $335 thousand over the same period in 2017 due primarily to an increase in the average rate of 46 basis points. Average balances also increased $49.5 million, or 30%.

Interest expense on brokered CDs amounted to $586 thousand, an increase of $411 thousand, due primarily to an increase in the average balances and to a lesser extent an increase in rates. Average balances increased $112.4 million and the average rate increased 18 basis points.

Interest expense on borrowed funds amounted to $292 thousand, an increase of $231 thousand, due primarily to increases in both average balances and average rates of borrowed funds since the prior year. Average balances increased $44.9 million and average rates increased 74 basis points since the prior period, mainly due to increases in the Federal Funds rate.

For the three months ended March 31, 2018, the average balance of non-interest bearing demand deposits increased $47.8 million, or 7%, as compared to the same period in 2017.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% of total average deposit balances for both the three months ended March 31, 2018 and 2017.

Provision for Loan Loss

The provision for loan losses amounted to $1.6 million for the three months ended March 31, 2018, an increase of $1.5 million compared to the same period last year.  This increase in the provision compared to the prior period was due primarily to an increase in specific reserves in the three months ended March 31, 2018.

The provision for loan losses is a significant factor in the Company's operating results. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2017 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's 2017 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended March 31, 2018 amounted to $3.8 million, a decrease of $343 thousand, or 8%, as compared to the three months ended March 31, 2017. This decrease compared to the prior year period was due primarily to decreases in net gains on sales of investment securities, partially offset by increases in investment advisory fees and deposit and interchange fees.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2018 amounted to $19.4 million, and was relatively consistent with non-interest expense compared to the same period in 2017.

Income Taxes

The effective tax rate for the three months ended March 31, 2018 was 22.1%, compared to 25.1% for the three months ended March 31, 2017. The 2017 Tax Act, among other changes, reduced the Company’s federal statutory tax rate beginning in 2018 to 21% from its 2017 level of approximately 35%. In addition, the Company's effective tax rate was impacted by lower tax benefits from equity compensation in the current year ($195 thousand for the three months ended March 31, 2018 compared to $667 thousand for the three months ended March 31, 2017).

Recent Accounting Pronouncements

See Note 1, Item (f), “Recent Accounting Pronouncements” to the Company's unaudited consolidated financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2017 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. At March 31, 2018, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side. Refer to heading “Results of Operations” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2018) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2017 Annual Report on Form 10-K.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2018:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	5,002	$34.81	—	—
February	—	-	—	—
March	2,559	$35.00	—	—

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

3.1.3    Articles of Amendment to the Amended and Restated Articles of Organization of the Company, as amended as of January 5, 2018, incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2018 (File No. 001-33912).

3.2    Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 22, 2013 (File No. 001-33912).

4.2    Amendment No. 1 to Renewal Rights Agreement, dated as of January 5, 2018, between the Company and Computershare Trust Company, N.A., as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed January 11, 2018 (File No. 001-33912).

10.1    Enterprise Bank 2018 Variable Compensation Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2018 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 8, 2018	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)