Form 10-Q
period 2018-06-30
ENTERPRISE BANCORP INC /MA/
filed 2018-08-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
☐ Yes ☒ No

As of August 1, 2018, there were 11,694,962 shares of the issuer's common stock outstanding- par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$41,172	$40,310
Interest-earning deposits	97,161	14,496
Total cash and cash equivalents	138,333	54,806
Investment securities at fair value	422,174	405,206
Federal Home Loan Bank stock	2,618	5,215
Loans held for sale	657	208
Loans, less allowance for loan losses of $34,797 at June 30, 2018 and $32,915 at December 31, 2017	2,263,798	2,236,989
Premises and equipment, net	37,999	37,022
Accrued interest receivable	10,955	10,614
Deferred income taxes, net	13,223	10,751
Bank-owned life insurance	29,804	29,466
Prepaid income taxes	1,350	1,301
Prepaid expenses and other assets	7,396	20,330
Goodwill	5,656	5,656
Total assets	$2,933,963	$2,817,564
Liabilities and Stockholders' Equity
Liabilities
Customer deposits	$2,481,554	$2,293,872
Brokered deposits	178,800	147,490
Total deposits	2,660,354	2,441,362
Borrowed funds	501	89,000
Subordinated debt	14,853	14,847
Accrued expenses and other liabilities	19,901	40,067
Accrued interest payable	777	478
Total liabilities	2,696,386	2,585,754
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,696,204 shares issued and outstanding at June 30, 2018 and 11,609,853 shares issued and outstanding at December 31, 2017	117	116
Additional paid-in capital	90,019	88,205
Retained earnings	154,094	143,073
Accumulated other comprehensive (loss) income	(6,653)	416
Total stockholders' equity	237,577	231,810
Total liabilities and stockholders' equity	$2,933,963	$2,817,564

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income:
Loans and loans held for sale	$27,527	$23,281	$53,677	$45,652
Investment securities	2,606	1,964	5,093	3,884
Other interest-earning assets	187	93	321	166
Total interest and dividend income	30,320	25,338	59,091	49,702
Interest expense:
Deposits	2,837	1,380	5,073	2,608
Borrowed funds	34	192	326	253
Subordinated debt	231	231	459	459
Total interest expense	3,102	1,803	5,858	3,320
Net interest income	27,218	23,535	53,233	46,382
Provision for loan losses	300	280	1,900	405
Net interest income after provision for loan losses	26,918	23,255	51,333	45,977
Non-interest income:
Investment advisory fees	1,418	1,267	2,826	2,492
Deposit and interchange fees	1,567	1,522	3,056	2,862
Income on bank-owned life insurance, net	170	177	338	353
Net gains on sales of investment securities	—	229	1	769
Net gains on sales of loans	48	138	132	271
Other income	530	606	1,171	1,326
Total non-interest income	3,733	3,939	7,524	8,073
Non-interest expense:
Salaries and employee benefits	13,267	11,792	25,375	24,484
Occupancy and equipment expenses	2,037	1,945	4,194	3,884
Technology and telecommunications expenses	1,639	1,606	3,192	3,188
Advertising and public relations expenses	1,112	797	1,832	1,416
Audit, legal and other professional fees	419	314	926	677
Deposit insurance premiums	346	376	846	759
Supplies and postage expenses	266	245	498	478
Other operating expenses	1,722	1,679	3,392	3,288
Total non-interest expense	20,808	18,754	40,255	38,174
Income before income taxes	9,843	8,440	18,602	15,876
Provision for income taxes	2,269	2,845	4,203	4,709
Net income	$7,574	$5,595	$14,399	$11,167

Basic earnings per share	$0.65	$0.48	$1.24	$0.97
Diluted earnings per share	$0.64	$0.48	$1.23	$0.96

Basic weighted average common shares outstanding	11,687,182	11,572,430	11,658,046	11,540,796
Diluted weighted average common shares outstanding	11,764,411	11,652,689	11,733,391	11,625,712

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$7,574	$5,595	$14,399	$11,167
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding (losses) gains on investments arising during the period	(1,035)	4,911	(9,104)	6,431
Income tax benefit (expense)	230	(1,772)	2,035	(2,316)
Net unrealized holding (losses) gains, net of tax	(805)	3,139	(7,069)	4,115
Less: reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	—	229	1	769
Income tax expense	—	(83)	(1)	(276)
Reclassification adjustment for gains realized, net of tax	—	146	—	493

Total other comprehensive (loss) income, net	(805)	2,993	(7,069)	3,622
Comprehensive income	$6,769	$8,588	$7,330	$14,789

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
Balance at December 31, 2017	$116	$88,205	$143,073	$416	$231,810
Net income			14,399		14,399
Other comprehensive loss, net				(7,069)	(7,069)
Common stock dividend paid ($0.29 per share)			(3,378)		(3,378)
Common stock issued under dividend reinvestment plan	—	793			793
Common stock issued other	—	68			68
Stock-based compensation	1	1,028			1,029
Net settlement for employee taxes on restricted stock and options	—	(362)			(362)
Stock options exercised, net	—	287			287
Balance at June 30, 2018	$117	$90,019	$154,094	$(6,653)	$237,577

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$14,399	$11,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	405
Depreciation and amortization	3,434	3,468
Stock-based compensation expense	885	820
Income on bank-owned life insurance, net	(338)	(353)
Net gains on sales of investment securities	(1)	(769)
Mortgage loans originated for sale	(6,296)	(11,610)
Proceeds from mortgage loans sold	5,979	12,594
Net gains on sales of loans	(132)	(271)
Changes in:
Decrease in other assets	473	425
Increase (decrease) in other liabilities	693	(747)
Net cash provided by operating activities	20,996	15,129
Cash flows from investing activities:
Proceeds from sales of investment securities	12,705	10,438
Net proceeds (purchases) from FHLB capital stock	2,597	(2,270)
Proceeds from maturities, calls and pay-downs of investment securities	18,331	12,986
Purchase of investment securities	(66,969)	(31,153)
Net increase in loans	(28,709)	(91,460)
Additions to premises and equipment, net	(3,325)	(3,949)
Net cash used in investing activities	(65,370)	(105,408)
Cash flows from financing activities:
Net increase in deposits	218,992	84,861
Net (decrease) increase in borrowed funds	(88,499)	33,584
Cash dividends paid	(3,378)	(3,113)
Proceeds from issuance of common stock	861	785
Net settlement for employee taxes on restricted stock and options	(362)	(802)
Proceeds from stock option exercises	287	252
Net cash provided by financing activities	127,901	115,567

Net increase in cash and cash equivalents	83,527	25,288
Cash and cash equivalents at beginning of period	54,806	50,475
Cash and cash equivalents at end of period	$138,333	$75,763

Supplemental financial data:
Cash paid for: interest	$5,559	$3,320
Cash paid for: income taxes	$4,663	$5,055

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	$351	$—

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

The accompanying unaudited consolidated interim financial statements of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our"), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank").  The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries. The Company has not materially changed its accounting policies from those disclosed in its 2017 Annual Report on Form 10-K. See Item (f) "Recent Accounting Pronouncements" under the subheading "Accounting pronouncements adopted by the Company" below in this Note 1.

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

The Company’s headquarters and the Bank’s main office are located at 222 Merrimack Street in Lowell, Massachusetts. At June 30, 2018, the Company had 24 full service branch banking offices serving the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic banking options, and insurance services. The Company also provides a range of investment advisory, wealth management and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from June 30, 2018 through the date this Quarterly Report on Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

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

The Bank is also required by the Federal Reserve Bank of Boston (the "FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily cash balance on hand for reserve requirements included in “Cash and Due from Banks” was approximately $8.6 million, based on the two week computation period encompassing June 30, 2018.

As a member of the Federal Home Loan Bank of Boston (the "FHLB"), the Company is required to purchase certain levels of FHLB capital stock at par value in association with outstanding advances from the FHLB.  From time to time, the FHLB may initiate the repurchase, at par value, of "excess" levels of its capital stock held by member banks. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

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

(d) Revenue Recognition-Accounting Standard Codification (“ASC”) Topic 606

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers-Topic 606." ("ASC 606") The core principles require an entity to recognize revenue to depict the transfer of goods and services to customers as performance obligations are satisfied. While the majority of the Company’s revenue is generated from contracts with customers, our primary sources of revenue, interest and dividend income (primarily loan interest income), are outside of the scope of ASC 606 and accounted for under other ASC topics. We have not identified any material changes needed in our process of recording revenue or any income statement reclassifications necessary upon the adoption of the new revenue recognition standard.

The primary areas of non-interest income on the Company's Consolidated Statements of Income that are within the scope of ASC 606 are discussed below.

Investment advisory fees consist of income generated through Enterprise Wealth Management and Enterprise Wealth Services. Enterprise Wealth Management income is primarily generated by managing customers' financial assets. Revenue is recognized as our performance obligation is completed each month. Enterprise Wealth Services revenue is generated through a third-party arrangement to refer, manage and service customers. For new sales and referrals along with transactional type

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

charges, the performance obligation is based on a point in time and the payment is received and revenue is recognized in the same month as the revenue generating activity. For managing and servicing customers, revenue is recognized when our performance obligation is completed each month.

Deposit and interchange fees are comprised of deposit account related charges and income generated from electronic payment interchanges. Deposit account charges consist of certain transactional analysis fees net of earning balance credits, monthly account service fees, and transactional fees such as overdraft fees. Analysis and monthly services fees are recognized over the period the service is performed. For transactional fees, the performance obligation and the revenue is recognized at a point of time and payment is typically received as the service is rendered. Interchange income is generated primarily from retail debit card transactions processed through the card payment network. The performance obligation and the revenue are recognized when the service is performed.

The following non-interest income components are not subject to ASC 606: income on bank-owned life insurance, net gains on sales of investment securities, and net gains on sales of loans, and are covered under other ASC topics. The remaining revenue items in non-interest income are not material.

For further information on the Company's adoption of ASU 2014-09, see Item (f) "Recent Accounting Pronouncements" under the subheading "Accounting pronouncements adopted by the Company" below in this Note 1.

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of tax-exempt interest from certain investment securities, loans and bank-owned life insurance ("BOLI") and tax benefits from equity compensation deductions.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2018.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2014 through 2017 tax years.

(f) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In May 2014, the Financial Accounting Standards Board ("FASB ") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In the first quarter of 2018, the Company adopted ASU 2014-09. Because the largest portion of the Company's revenue, interest income and various loan fees, is specifically excluded from the scope of this ASU, and because

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

the Company recognizes the majority of the remaining revenue sources in a manner that is consistent with this ASU, the adoption of this standard in the first quarter of 2018 did not materially impact the Company's consolidated financial statements, results of operations or disclosures.

For further information regarding the Company's revenue policies see Item (d) "Revenue Recognition-ASC Topic 606" above in this Note 1.

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

Because the Company's investment in equity securities at June 30, 2018 was immaterial, the adoption of this ASU by the Company in the first quarter of 2018 did not have a material impact on the Company's consolidated financial statements, results of operations or disclosures. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested and the magnitude of changes in equity market values.

For further information regarding the Company's recognition and measurement of financial assets and liabilities see Note 2, "Investment Securities," and Note 12, "Fair Value Measurements" in this Form 10-Q.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in this update are intended to reduce diversity in practice related to the presentation of eight specific cash flow issues. Because this amendment primarily impacts the presentation and classification of information, this ASU did not materially impact the Company's consolidated financial statements and results of operations upon adoption in the first quarter of 2018.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash flows-Restricted Cash (Topic 230)." The amendments in this update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the statement of cash flows. Because this amendment primarily impacts the presentation and classification of information, this ASU did not have a material impact on the Company's consolidated financial statements and results of operations upon adoption in the first quarter of 2018.

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

For further information regarding the Company's compensation retirement benefits see Note 9, "Supplemental Retirement Plans and Other Post-retirement Benefit Obligations."

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

exempt an entity from modification accounting under topic 718. The adoption of this ASU in the first quarter of 2018 did not have an impact on the Company's consolidated financial statements, results of operations or disclosures because to date the Company has not made any such modifications.

For further information regarding the Company's stock compensation see Note 10, "Stock-Based Compensation."

Accounting pronouncements not yet adopted by the Company (in order of effective date of implementation)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB has since issued additional related ASU amendments intended to clarify and improve certain aspects of the guidance and implementation of Topic 842 but do not change the core principles of the guidance in Topic 842. The effective dates are the same as the effective date in Topic 842. In accordance with the guidance as amended, the Company may elect to recognize a cumulative effect adjustment to retained earnings upon adoption or use the modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, January 1, 2017 for the Company (the beginning of the earliest comparative period presented) in the consolidated financial statements, with certain practical expedients available.

The Company is currently evaluating the effects of this ASU on the Company's consolidated financial statements, results of operations and disclosures. Based on the Company's evaluation to date, management believes the only significant implication of this ASU on the Company relates to operating leases of our facilities, mainly branch leases. As of June 30, 2018, the Company had leases on 17 of its locations, including branches and part of its main campus, and upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors adjusted for prepaid or accrued rent and any initial direct cost incurred. In addition, the Company will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset. Lease expense will be presented as a single line item in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their evaluation.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock-Based Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting." The amendments in the ASU expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees except for share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract. Additionally, Topic 718 has been updated for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. From time to time, the Company issues shares to community members for consulting on regional advisory councils. These shares vest immediately and the cost, which is deemed to be immaterial, is expensed in the period in which the services are rendered and is based on the market price on the date of grant. The adoption of this standard will not have a material impact on the Company's consolidated financial statements, results of operations or disclosures.

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
In April, 2018 banking regulators issued a proposed revision to their capital rules that addresses the regulatory capital treatment of credit loss allowances under the CECL methodology and, if enacted as proposed, would allow banking organizations to phase in the day-one regulatory capital effects of CECL adoption over three years.
The Company has established an implementation committee and an enterprise-wide implementation plan for this ASU, which will consider the impact to operations, financial results, capital, and disclosures and controls. The impact of the adoption of ASU No. 2016-13 on the Company's operations, financial results, disclosures, and controls is under evaluation.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized doesn't exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both June 30, 2018 and December 31, 2017. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-01 to have a material impact on the Company's consolidated financial statements and results of operations.

(2) Investment Securities

As of June 30, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities. The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017, in order to reduce the magnitude of the impact from market fluctuations on earnings due to new accounting rules in effect on January 1, 2018.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities and refer to Note 1, Item (c) "Restricted Instruments" for information regarding the Company's investment in FHLB stock.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	June 30, 2018
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$48,830	$—	$508	$48,322
Residential federal agency MBS (1)	155,088	5	4,253	150,840
Commercial federal agency MBS(1)	74,403	—	2,238	72,165
Municipal securities	138,873	505	1,791	137,587
Corporate bonds	11,679	4	314	11,369
Certificates of deposits (2)	950	—	8	942
Total debt securities, at fair value	$429,823	$514	$9,112	$421,225

	December 31, 2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$51,769	$30	$82	$51,717
Residential federal agency MBS(1)	141,054	71	971	140,154
Commercial federal agency MBS(1)	66,777	9	286	66,500
Municipal securities	132,603	2,097	354	134,346
Corporate bonds	11,546	63	67	11,542
Certificates of deposits (2)	950	—	3	947
Total debt securities, at fair value	$404,699	$2,270	$1,763	$405,206
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

Included in the residential and commercial federal agency mortgage-backed securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $189.7 million and $171.7 million at June 30, 2018 and December 31, 2017, respectively.

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

The following tables summarize debt securities having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$48,321	$508	$—	$—	$48,321	$508	15
Residential federal agency MBS	142,321	3,939	6,031	314	148,352	4,253	44
Commercial federal agency MBS	67,146	2,004	5,019	234	72,165	2,238	20
Municipal securities	80,198	1,258	9,820	533	90,018	1,791	140
Corporate bonds	7,793	203	2,529	111	10,322	314	61
Certificates of deposit	942	8	—	—	942	8	4
Total temporarily impaired debt securities	$346,721	$7,920	$23,399	$1,192	$370,120	$9,112	284

	December 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$34,344	$82	$—	$—	$34,344	$82	9
Residential federal agency MBS	109,308	882	2,015	89	111,323	971	30
Commercial federal agency MBS	35,859	205	5,190	81	41,049	286	11
Municipal securities	16,983	129	10,210	225	27,193	354	50
Corporate bonds	2,802	23	2,913	44	5,715	67	33
Certificates of deposit	947	3	—	—	947	3	4
Total temporarily impaired debt securities	$200,243	$1,324	$20,328	$439	$220,571	$1,763	137

During the six months ended June 30, 2018 and 2017, the Company did not record any fair value impairment charges (OTTI) on its investments in debt securities. At June 30, 2018, management did not consider any debt securities to have OTTI and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the 2017 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI see Note 2, "Investment Securities" to the Company's consolidated financial statements in the Company's recent 2017 Annual Report on Form 10-K.

The contractual maturity distribution at June 30, 2018 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$22,688	$22,678
Due after one, but within five years	86,706	85,675
Due after five, but within ten years	137,030	133,927
Due after ten years	183,399	178,945
Total debt securities	$429,823	$421,225

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

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $420.2 million at June 30, 2018.

No sales on debt securities were recorded during the three months ended June 30, 2018 and June 30, 2017. Sales of debt securities, including pending trades based on trade date, if applicable, for the six months ended June 30, 2018 and June 30, 2017 are summarized as follows:

	Six months ended June 30,
(Dollars in thousands)	2018	2017
Amortized cost of debt securities sold (1)	$668	$2,262
Gross realized gains on sales	3	32
Gross realized losses on sales	(2)	—
Total proceeds from sales of debt securities	$669	$2,294
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis.

Equity Securities

As of June 30, 2018, the Company held equity securities with a fair value of $949 thousand, compared to no equity securities at December 31, 2017. At June 30, 2018, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio invested in individual common stock of entities in the financial services industry.

The Company adopted ASU 2016-01 in the first quarter of 2018. As a result, the fair market value fluctuations associated with the equity portfolio are recognized in the Company’s Consolidated Statement of Income in the "Other income" line item. During the three and six months ended June 30, 2018, the related fair value gain/loss on equity securities was immaterial.

There were no sales on equity securities in the three or six months ended June 30, 2018. For the three and six months ended June 30, 2017, the amortized cost of equity securities sold based on trade date, if applicable, amounted to $252 thousand and $7.1 million, resulting in net realized gains of $229 thousand and $737 thousand, respectively. The amortized cost of equity securities sold is determined on a specific identification basis.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial real estate	$1,246,501	$1,201,351
Commercial and industrial	493,981	498,802
Commercial construction	246,865	274,905
Total commercial loans	1,987,347	1,975,058
Residential mortgages	205,781	195,492
Home equity loans and lines	98,176	91,706
Consumer	9,756	10,293
Total retail loans	313,713	297,491

Gross loans	2,301,060	2,272,549
Deferred loan origination fees, net	(2,465)	(2,645)
Total loans	2,298,595	2,269,904
Allowance for loan losses	(34,797)	(32,915)
Net loans	$2,263,798	$2,236,989

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

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.
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

loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's financial statements.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro-rata share of ownership.  Loans originated by other banks in which the Company is a participating institution amounted to $79.0 million at June 30, 2018 and $91.6 million at December 31, 2017. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

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

Loans serviced for others

At June 30, 2018 and December 31, 2017, the Company was servicing residential mortgage loans owned by investors amounting to $17.8 million and $18.4 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $74.7 million and $70.7 million at June 30, 2018 and December 31, 2017, respectively. See the discussion above under the heading "Commercial loans" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial real estate	$211,661	$224,703
Residential mortgages	187,266	187,524
Home equity	8,904	9,405
Total loans pledged to FHLB	$407,831	$421,632

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of June 30, 2018 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$13,234	$1,233,267	$1,246,501
Commercial and industrial	12,571	481,410	493,981
Commercial construction	1,686	245,179	246,865
Residential mortgages	562	205,219	205,781
Home equity loans and lines	494	97,682	98,176
Consumer	164	9,592	9,756
Total gross loans	$28,711	$2,272,349	$2,301,060

The balances of loans as of December 31, 2017 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$13,739	$1,187,612	$1,201,351
Commercial and industrial	10,096	488,706	498,802
Commercial construction	1,624	273,281	274,905
Residential mortgages	397	195,095	195,492
Home equity loans and lines	371	91,335	91,706
Consumer	35	10,258	10,293
Total gross loans	$26,262	$2,246,287	$2,272,549

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	June 30, 2018
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,933	$493	$—	$1,229,075	$1,246,501
Commercial and industrial	14,018	—	—	479,963	493,981
Commercial construction	1,686	—	—	245,179	246,865
Residential mortgages	1,502	—	—	204,279	205,781
Home equity loans and lines	543	—	—	97,633	98,176
Consumer	183	9	—	9,564	9,756
Total gross loans	$34,865	$502	$—	$2,265,693	$2,301,060

	December 31, 2017
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$12,895	$—	$—	$1,188,456	$1,201,351
Commercial and industrial	9,915	48	1	488,838	498,802
Commercial construction	1,624	—	—	273,281	274,905
Residential mortgages	1,355	—	—	194,137	195,492
Home equity loans and lines	513	—	—	91,193	91,706
Consumer	52	10	—	10,231	10,293
Total gross loans	$26,354	$58	$1	$2,246,136	$2,272,549

Total adversely classified loans amounted to 1.54% of total loans at June 30, 2018, as compared to 1.16% at December 31, 2017.

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$5,209	$137	$4,149	$9,495	$1,237,006	$1,246,501	$6,512
Commercial and industrial	950	432	1,579	2,961	491,020	493,981	3,438
Commercial construction	1,710	—	—	1,710	245,155	246,865	187
Residential mortgages	547	946	—	1,493	204,288	205,781	429
Home equity loans and lines	442	—	38	480	97,696	98,176	494
Consumer	110	2	—	112	9,644	9,756	17
Total gross loans	$8,968	$1,517	$5,766	$16,251	$2,284,809	$2,301,060	$11,077

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$4,200	$69	$3,569	$7,838	$1,193,513	$1,201,351	$6,751
Commercial and industrial	374	527	327	1,228	497,574	498,802	1,294
Commercial construction	2,526	518	—	3,044	271,861	274,905	193
Residential mortgages	1,931	93	89	2,113	193,379	195,492	262
Home equity loans and lines	491	120	12	623	91,083	91,706	463
Consumer	51	5	45	101	10,192	10,293	69
Total gross loans	$9,573	$1,332	$4,042	$14,947	$2,257,602	$2,272,549	$9,032

At June 30, 2018 and December 31, 2017, all loans past due 90 days or more were carried as non-accrual, in addition to those loans less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $64 thousand at June 30, 2018 and $21 thousand at December 31, 2017. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.48% at June 30, 2018 and 0.40% at December 31, 2017.

At June 30, 2018, additional funding commitments for non-accrual loans were not material.

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

The carrying value of impaired loans amounted to $28.7 million and $26.3 million at June 30, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $18.1 million and $17.4 million at June 30, 2018 and December 31, 2017, respectively, while non-accrual impaired loans amounted to $10.6 million and $8.9 million as of June 30, 2018 and December 31, 2017, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at June 30, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$14,436	$13,234	$13,029	$205	$42
Commercial and industrial	13,003	12,571	7,539	5,032	2,621
Commercial construction	1,747	1,686	1,686	—	—
Residential mortgages	687	562	429	133	3
Home equity loans and lines	712	494	494	—	—
Consumer	165	164	147	17	17
Total	$30,750	$28,711	$23,324	$5,387	$2,683

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,132	$13,739	$12,850	$889	$59
Commercial and industrial	10,458	10,096	7,053	3,043	1,284
Commercial construction	1,678	1,624	1,624	—	—
Residential mortgages	511	397	262	135	5
Home equity loans and lines	543	371	371	—	—
Consumer	36	35	—	35	35
Total	$28,358	$26,262	$22,160	$4,102	$1,383

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,506	$95	$14,403	$78
Commercial and industrial	11,601	89	12,367	76
Commercial construction	1,676	23	1,622	22
Residential mortgages	644	1	279	—
Home equity loans and lines	499	—	565	—
Consumer	66	—	15	—
Total	$27,992	$208	$29,251	$176

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the periods indicated:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,611	$189	$13,891	$179
Commercial and industrial	11,124	166	12,623	181
Commercial construction	1,656	45	2,017	49
Residential mortgages	629	—	283	—
Home equity loans and lines	487	—	552	(2)
Consumer	49	—	14	—
Total	$27,556	$400	$29,380	$407

At June 30, 2018, additional funding commitments for impaired loans was not material. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of June 30, 2018 and December 31, 2017, were $21.0 million and $20.3 million, respectively. TDR loans on accrual status amounted to $18.1 million and $17.4 million at June 30, 2018 and December 31, 2017, respectively. TDR loans included in non-performing loans amounted to $2.9 million at both June 30, 2018 and December 31, 2017. The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At June 30, 2018, additional funding commitments for TDR loans were not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	Six months ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Loan advances with adequate collateral	—	$—	1	$367
Extended maturity date	—	—	6	5,739
Temporary payment reduction and payment re-amortization of remaining principal over extended term	5	222	5	1,086
Temporary interest only payment plan	2	148	7	1,016
Other payment concessions	1	12	—	—
Total	8	$382	19	$8,208
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$73		$376

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as TDRs during the three month periods ended June 30, 2018 and June 30, 2017 are detailed below:

	Three months ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—	3	$929	$928
Commercial and industrial	2	20	17	10	2,213	2,326
Commercial construction	—	—	—	2	1,420	1,419
Residential mortgages	—	—	—	—	—	—
Home equity loans and lines	2	112	104	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$132	$121	15	$4,562	$4,673

Payment defaults, during the three month period ended June 30, 2018 and June 30, 2017 on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	73	5	1,457
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	1	12	—	—
Consumer	—	—	—	—
Total	2	$85	5	$1,457

Loans modified as TDRs during the six month periods ended June 30, 2018 and June 30, 2017 by portfolio classification are detailed below:

	Six months ended
	June 30, 2018			June 30, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$131	$148	4	$1,304	$1,299
Commercial and industrial	4	162	130	12	5,165	5,290
Commercial construction	—	—	—	3	1,626	1,619
Residential mortgages	—	—	—	—	—	—
Home equity loans and lines	2	112	104	—	—	—
Consumer	—	—	—	—	—	—
Total	8	$405	$382	19	$8,095	$8,208

There were $22 thousand subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2018 and there were none for the six months ended June 30, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults by portfolio classification, during the six month period ended June 30, 2018 and June 30, 2017 on loans modified as TDRs within the preceding twelve months are detailed below:

	Six months ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	2	$734
Commercial and industrial	1	73	6	1,687
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	1	12	—	—
Consumer	—	—	—	—
Total	2	$85	8	$2,421

Other real estate owned ("OREO")

The Company carried no OREO at June 30, 2018, December 31, 2017 or June 30, 2017. There were no additions, sales or write downs on OREO during the six months ended June 30, 2018 or 2017.

At June 30, 2018, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions compared with $101 thousand at December 31, 2017.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $34.8 million at June 30, 2018, compared to $32.9 million at December 31, 2017, and $32.0 million at June 30, 2017. For the six months ended June 30, 2018 and June 30, 2017, the provision for loan losses amounted to $1.9 million and $405 thousand, respectively. The increase in the provision for loan losses compared to the prior year periods, which was largely in the first quarter or 2018, was due primarily to an increase in the balance of the allowance for loan losses allocated to impaired and classified loans of $1.6 million for the six months ended June 30, 2018, compared to a decrease of $745 thousand during the six months ended June 30, 2017.

The allowance for loan losses to total loans ratio was 1.51% at June 30, 2018, 1.45% at December 31, 2017 and 1.51% at June 30, 2017. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2018.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the three months ended June 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2018	$18,300	$11,171	$3,283	$914	$629	$227	$34,524
Provision	114	(109)	261	25	16	(7)	300
Recoveries	—	57	—	—	—	12	69
Less: Charge offs	—	76	—	—	—	20	96
Ending Balance at June 30, 2018	$18,414	$11,043	$3,544	$939	$645	$212	$34,797

Changes in the allowance for loan losses by portfolio classification for the six months ended June 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915
Provision	869	1,326	(403)	35	36	37	1,900
Recoveries	—	165	—	—	1	17	183
Less: Charge offs	—	117	—	—	—	84	201
Ending Balance at June 30, 2018	$18,414	$11,043	$3,544	$939	$645	$212	$34,797
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$42	$2,621	$—	$3	$—	$17	$2,683
Allocated to loans collectively evaluated for impairment	$18,372	$8,422	$3,544	$936	$645	$195	$32,114

Changes in the allowance for loan losses by portfolio classification for the three months ended June 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2017	$15,294	$11,178	$3,364	$978	$635	$234	$31,683
Provision	295	(148)	120	11	(14)	16	280
Recoveries	56	71	—	—	1	2	130
Less: Charge offs	—	114	—	—	—	21	135
Ending Balance at June 30, 2017	$15,645	$10,987	$3,484	$989	$622	$231	$31,958

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the six months ended June 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	611	(343)	78	29	(14)	44	405
Recoveries	132	343	—	—	2	5	482
Less: Charge offs	—	217	—	—	—	54	271
Ending Balance at June 30, 2017	$15,645	$10,987	$3,484	$989	$622	$231	$31,958
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$393	$1,771	$—	$—	$—	$13	$2,177
Allocated to loans collectively evaluated for impairment	$15,252	$9,216	$3,484	$989	$622	$218	$29,781

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-interest bearing demand deposits	$739,890	$705,846
Interest-bearing checking	442,944	391,111
Savings	198,666	193,385
Money market	859,611	807,931
Certificates of deposit $250,000 or less	184,858	150,445
Certificates of deposit more than $250,000	55,585	45,154
Total customer deposits	2,481,554	2,293,872
Brokered deposits (1)	178,800	147,490
Total deposits	$2,660,354	$2,441,362
___________________________________

(1)	Brokered CDs $250,000 and under.

Total customer deposits (deposits excluding brokered deposits) include reciprocal balances received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company as customer deposits within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $301.9 million and $249.6 million at June 30, 2018 and December 31, 2017, respectively.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for deposits.

(6)	Borrowed Funds and Subordinated Debt

The Company had $501 thousand in borrowed funds at June 30, 2018 linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2017, borrowed funds consisted of FHLB borrowings amounting to $89.0 million.

The Company had $14.9 million of outstanding subordinated debt (net of deferred issuance costs) at June 30, 2018 and $14.8 million at December 31, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15 year term. Original debt issuance costs were $190

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

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for borrowed funds and subordinated debt. See Note 2, "Investments," and Note 3, "Loans" above for further information regarding securities and loans pledged for borrowed funds. Refer to the "Liquidity" section in Item 2, "Management's Discussion and Analysis," for additional information about other sources of funding available to the Company.

(7)	Derivatives and Hedging Activities

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At June 30, 2018 and December 31, 2017, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swap agreements may be entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company had no derivative fair value hedges or derivative cash flow hedges at June 30, 2018 or December 31, 2017.

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

Back-to-Back Swaps are not speculative; rather, the transactions result from a service the Company provides to certain commercial customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back Swaps during the six months ended June 30, 2018 or June 30, 2017.

Each Back-to-Back Swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of six interest rate swaps outstanding at both June 30, 2018 and December 31, 2017, with an aggregate notional amount of $29.0 million and $29.4 million on those respective dates.

Asset derivatives are included in the line item prepaid expenses and other assets and liability derivatives are included in the accrued expenses and other liabilities line item on the consolidated balance sheets, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of June 30, 2018		As of December 31, 2017
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts - pay floating, received fixed	$—	$1,000	$25	$568
Interest rate contracts - pay fixed, receive floating	1,000	—	543	—
Total interest rate swaps	$1,000	$1,000	$568	$568

By using derivative financial instruments, the Company exposes itself to counterparty-credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. The counterparty was rated A / A2 by S&P and Moody’s, respectively, at June 30, 2018. Additionally, counterparty interest rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had credit risk exposure amounting to $1.0 million and $543 thousand at June 30, 2018 and December 31, 2017, respectively, relating to interest rate swaps with counterparties. The Company held cash collateral of $930 thousand at June 30, 2018 and $480 thousand at December 31, 2017. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's consolidated balance sheet.

Interest rate swaps with the counterparty are subject to master netting agreements. The table below presents the Company's asset derivative positions and the potential effect of those netting arrangements on its financial position, as of the periods presented. Interest rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of June 30, 2018
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$1,000	$—	$1,000

	As of December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$568	$25	$543

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company's interest rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap-loss exposure would be equal to the percentage of the Company’s participation in the underlying loan applied to the originating bank's swap loss.  At June 30, 2018 the Company had one such participation loan and at December 31, 2017 the Company had two. Management considers the risk of material swap loss exposure related to these participation loans to be unlikely based on the swap market value, as well as the borrower's financial and collateral strength.

(8)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company’s authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01, and as of June 30, 2018 had 11,696,204 shares issued and outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01. No preferred stock has been issued as of the date of this Form 10-Q. Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 114,559 shares and 117,219 shares as of June 30, 2018 and December 31, 2017, respectively.

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, which applies to Massachusetts corporations such as the Company, eliminates the concept of “treasury stock” and provides that shares reacquired by a Massachusetts company will be treated as authorized but unissued shares.

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

Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  At June 30, 2018, the Company's only other comprehensive income component is the net unrealized holding gains or losses on available-for-sale debt securities, net of deferred income taxes. Prior to the adoption of ASU No. 2016-01, other comprehensive income also included unrealized holding gains or losses on available-for-sale equity securities. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the debt securities are sold. When debt securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

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

Total net periodic benefit costs, comprised of interest costs only, were $26 thousand and $52 thousand for the three and six months ended June 30, 2018, respectively, compared to $29 thousand and $58 thousand for the three and six months ended June 30, 2017, respectively.

Benefits paid amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2018 and June 30, 2017, respectively. The Company anticipates accruing an additional $52 thousand to the SERP during the remainder of 2018.

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

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service Cost	$(18)	$(3)	$(35)	$(6)
Interest Cost	62	23	124	46
Net periodic benefit cost	$44	$20	$89	$40

(10)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended in 2015, and the 2016 plan. As of June 30, 2018, an aggregate of 412,212 shares remain available for future grants under the plans.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $500 thousand and $885 thousand for the three and six months ended June 30, 2018, compared to $496 thousand and $820 thousand for the three and six months ended June 30, 2017.

A tax benefit associated with employee exercises and vesting of stock compensation of approximately $235 thousand was recorded as a reduction of the Company's income tax expense for the six months ended June 30, 2018, compared with $788 thousand for the six months ended June 30, 2017. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the Company's consolidated financial statements.

 Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $51 thousand and $102 thousand for the three and six months ended June 30, 2018, respectively, compared to $41 thousand and $103 thousand for the three and six months ended June 30, 2017, respectively.

The table below provides a summary of the options granted, including the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used during the periods indicated:

	Six Months Ended June 30,
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

Options granted during the first six months of 2018 and 2017 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $387 thousand and $646 thousand for the three and six months ended June 30, 2018, respectively, compared to $384 thousand and $571 thousand for the three and six months ended June 30, 2017, respectively.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Six Months Ended June 30,
Restricted Stock Awards (Number of underlying shares)	2018	2017
Two year vesting	7,280	6,944
Four year vesting	16,666	16,253
Performance-based vesting	20,559	25,623
Total restricted stock awards granted	44,505	48,820
Weighted average grant date fair value	$34.33	$30.46

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board of Directors may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $62 thousand and $137 thousand for the three and six months ended June 30, 2018, respectively, compared to $71 thousand and $146 thousand for the three and six months ended June 30, 2017, respectively, and is included in other operating expenses. In January 2018, non-employee directors were issued 7,326 shares of common stock in lieu of 2017 annual cash fees of $281 thousand at a market value price of $38.39 per share, the market value of the common stock on the opt-in measurement date of January 3, 2017.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	11,687,182	11,572,430	11,658,046	11,540,796
Dilutive shares	77,229	80,259	75,345	84,916
Diluted weighted average common shares outstanding	11,764,411	11,652,689	11,733,391	11,625,712

There were 29,260 options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the six months ended June 30, 2018.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2018
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$421,225	$—	$421,225	$—
Equity securities	949	949	—	—
FHLB stock	2,618	—	—	2,618
Interest rate swaps	1,000	—	1,000	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,677	—	—	2,677

Liabilities measured on a recurring basis:
Interest rate swaps	$1,000	$—	$1,000	$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2017
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$405,206	$—	$405,206	$—
FHLB stock	5,215	—	—	5,215
Interest rate swaps	568	—	568	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,696	—	—	2,696

Liabilities measured on a recurring basis:
Interest rate swaps	$568	$—	$568	$—

The Company did not transfer any assets between the fair value measurement levels during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. This stock is classified as a restricted investment and carried at cost which management believes approximates fair value; therefore, these securities are categorized as Level 3 measures.  See Note 1, "Summary of Significant Accounting Policies," Item (c) "Restricted Instruments" for further information regarding the Company's fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's fair value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.6 million at June 30, 2018 compared to $872 thousand at December 31, 2017.

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

FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at June 30, 2018 and December 31, 2017 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At June 30, 2018 and December 31, 2017, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgages loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2018:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$2,618	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,677	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	June 30, 2018
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$657	$657	$—	$657	$—
Loans, net	2,263,798	2,237,361	—	—	2,237,361
Financial liabilities:
Certificates of deposit (including brokered)	419,243	416,821	—	416,821	—
Borrowed funds	501	500	—	500	—
Subordinated debt	14,853	13,848	—	—	13,848

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2017
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$208	$208	$—	$208	$—
Loans, net	2,236,989	2,236,169	—	—	2,236,169
Financial liabilities:
Certificates of deposit (including brokered)	343,089	341,765	—	341,765	—
Borrowed funds	89,000	88,996	—	88,996	—
Subordinated debt	14,847	14,208	—	—	14,208

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Form 10-Q") contains certain forward-looking statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) technology-related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures; (vii) cyber-security risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company; (viii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (ix) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and the Tax Cuts and Jobs Act enacted on December 22, 2017, the Economic Growth, Regulatory Relief and Consumer Protection Act enacted on May 24, 2018 and the additional regulations or repeals that may be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results; (x) changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (xi) our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals; (xii) future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and (xiii) the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Item 1A, "Risk Factors" of the Company's 2017 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended June 30, 2018 amounted to $7.6 million, an increase of $2.0 million, or 35%, compared to the same three-month period in 2017. Diluted earnings per share were $0.64 for the three months ended June 30, 2018, as compared to $0.48 for the same three-month period in 2017, an increase of 33%. Net income for the six months ended June 30, 2018 amounted to $14.4 million, an increase of $3.2 million, or 29%, compared to the same six-month period in 2017. Diluted earnings per share were $1.23 for the six months ended June 30, 2018, as compared to $0.96 for the same six-month period in 2017, an increase of 28%.

The increase in 2018 earnings as compared to 2017 is largely attributable to growth over the last twelve months and the positive impact of lower federal income tax rates in 2018 from the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act"). Total assets, loans, and customer deposits as of June 30, 2018 have increased 10%, 9%, and 9%, respectively, as compared to June 30, 2017.

Strategically, our focus remains on organic growth and continually planning for and investing in our future, as we continue to actively look for new branch locations. The relocation of our Leominster, MA branch was completed in the second quarter of 2018. This branch, along with our new Windham, NH branch and our recently relocated branch in Salem, NH, are in prime locations and will provide improved, state-of-the-art experiences in these communities to better serve our customers.

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

Net interest income for the three months ended June 30, 2018 amounted to $27.2 million, an increase of $3.7 million, or 16%, compared to the same period in 2017. Net interest income for the six months ended June 30, 2018 amounted to $53.2 million, an increase of $6.9 million, or 15%, compared to the six months ended June 30, 2017. The increase in net interest income was due largely to loan growth. Average loan balances (including loans held for sale) increased $196.4 million for the three months ended June 30, 2018, and $211.3 million for the six months ended June 30, 2018, compared to the same 2017 respective period averages. Additionally, margin was 4.03% for the three months ended June 30, 2018 compared to 3.90% for the three months ended June 30, 2017. Margin was 3.99% for the six months ended June 30, 2018, compared to 3.90% for the six months ended June 30, 2017. See the discussion under the heading "Results of Operations" below, in this Item 2, for further information regarding changes in margin.

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

For the three months ended June 30, 2018, the provision to the allowance for loan losses amounted to $300 thousand, compared to $280 thousand for the three months ended June 30, 2017. For the six months ended June 30, 2018 and June 30, 2017, the provision to the allowance for loan losses amounted to $1.9 million and $405 thousand, respectively.

The primary factor in the increase in the year-to-date provision for loan losses compared to the prior year was a $1.6 million increase in the balance of the allowance for loan losses allocated to impaired and classified loans during the six months ended June 30, 2018, compared to a decrease of $745 thousand during the six months ended June 30, 2017. This increase in 2018 was primarily due to credit deterioration of impaired and classified commercial relationships for which management determined that the additional provisions were necessary based on a review of underlying collateral values, individual business circumstances, and credit metrics.
Also affecting the provision compared to the prior year was:

•	Net charge-offs of $18 thousand for the six months ended June 30, 2018, compared to net recoveries of $211 thousand for the six months ended June 30, 2017.

•	Total non-performing loans as a percentage of total loans amounted to 0.48% at June 30, 2018, compared to 0.63% at June 30, 2017.

•	The ratio of adversely classified loans (substandard, doubtful, loss) to total loans amounted to 1.54% at June 30, 2018, compared to 1.48% at June 30, 2017.

•	Loan growth for the six months ended June 30, 2018 was $28.7 million, compared to $91.7 million during the six months ended June 30, 2017.

The allowance for loan losses to total loans ratio was 1.51% at June 30, 2018, 1.45% at December 31, 2017 and 1.51% at June 30, 2017.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended June 30, 2018 amounted to $3.7 million, a decrease of $206 thousand, or 5%, compared to the same quarter in the prior year. Non-interest income for the six months ended June 30, 2018 amounted to $7.5 million, a decrease of $549 thousand, or 7%, compared to the six months ended June 30, 2017. The decreases compared to the prior year periods were due primarily to decreases in net gains on sales of investment securities, partially offset by increases in investment advisory fees.
Non-interest expense for the quarter ended June 30, 2018 amounted to $20.8 million, an increase of $2.1 million, or 11%, compared to the same quarter in the prior year. For the six months ended June 30, 2018, non-interest expense amounted to $40.3 million, an increase of $2.1 million, or 5%, compared to the six months ended June 30, 2017. Increases in expenses over the same periods in the prior year primarily related to the Company's strategic growth and market initiatives, particularly salaries and benefits expense, occupancy and equipment expenses, other professional costs, and advertising and public relations, which included the Company's Celebration of Excellence, a bi-annual community recognition event, in the second quarter of 2018.

The provision for income taxes for the quarter ended June 30, 2018 amounted to $2.3 million, a decrease of $576 thousand, or 20%, compared to the same quarter in the prior year. The provision for income taxes amounted to $4.2 million for the six months ended June 30, 2018, a decrease of $506 thousand, or 11%, compared to the six months ended June 30, 2017. Decreases in the income tax provision were primarily due to the positive impact of the 2017 Tax Act, partially offset by lower tax benefits from equity compensation deductions in the current year ($235 thousand for the six months ended June 30, 2018, compared to $788 thousand for the six months ended June 30, 2017) and higher taxable income levels.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, one of the key components of interest earning assets, amounted to $422.2 million at June 30, 2018, an increase of $17.0 million, or 4%, since December 31, 2017, and comprised 14% of total assets at both June 30, 2018 and December 31, 2017.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 78% of total assets at June 30, 2018 compared to 81% at December 31, 2017, amounted to $2.30 billion at June 30, 2018, compared to $2.27 billion at December 31, 2017, an increase of $28.7 million, or 1%. Total commercial loans amounted to $1.99 billion, or 86% of gross loans, at June 30, 2018, which was consistent with the composition at December 31, 2017.

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

At June 30, 2018, customer deposits (total deposits excluding brokered deposits) amounted to $2.48 billion, or 85% of total assets, compared to $2.29 billion, or 81% of total assets, at December 31, 2017. Customer deposits increased $187.7 million, or 8%, with growth achieved across all deposit categories, with the largest growth in checking account balances.

Wholesale funding amounted to $179.3 million at June 30, 2018, or 6% of total assets, compared to $236.5 million at December 31, 2017, or 8% of total assets. Since December 31, 2017, wholesale funding has decreased $57.2 million, or 24%. Wholesale funding included primarily brokered deposits at June 30, 2018. At December 31, 2017, wholesale funding included FHLB advances of $89.0 million and brokered deposits of $147.5 million. The Company's level of wholesale funding has decreased since December 31, 2017 as increases in customer deposit balances have exceeded loan growth.

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

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. In addition, Enterprise carefully plans market expansion through active development of new branch locations, identifying markets strategically located to complement existing locations while expanding the Company's geographic market footprint. In July 2017, the Company opened its 24th branch office, located in Windham, NH, its seventh branch in Southern New Hampshire. In addition, the Company recently relocated the Salem, NH and Leominster, MA branches. These new and enlarged branches in prime locations will provide improved, state-of-the-art experiences in these communities to better serve and attract customers. Our consistent branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, and cash management products.

Management continues to undertake significant strategic initiatives, including investments in employee hiring, training and development; marketing and public relations; technology and electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued cultivation of recently added branches.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on current opportunities in the marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Changes in government regulation or oversight could affect the Company in substantial and unpredictable ways. The current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act, in addition to extensive corporate tax reform contained in the 2017 Tax Act enacted in December 2017 and the Economic Growth, Regulatory Relief and Consumer Protection Act enacted on May 24, 2018. Accordingly, it is difficult to anticipate the continued impact that this expansive legislation, if or when fully enacted, will have on the Company, its customers and the financial industry generally. The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements.  The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.

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

Financial Condition

Total assets increased $116.4 million, or 4%, since December 31, 2017, to $2.93 billion at June 30, 2018.  The balance sheet composition and changes since December 31, 2017 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds ("fed funds") sold. Cash and cash equivalents amounted to 5% of total assets at June 30, 2018 compared to 2% at December 31, 2017. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At June 30, 2018, the fair value of the investment portfolio amounted to $422.2 million, an increase of $17.0 million, or 4%, since December 31, 2017. The investment portfolio represented 14% of total assets at June 30, 2018 and December 31, 2017.  The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017 in order to reduce the magnitude of the impact from market fluctuations on earnings due to new accounting rules in effect January 1, 2018. As of June 30, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

During the six months ended June 30, 2018, the Company purchased $46.1 million in securities. The Company had principal pay downs, calls and maturities totaling $18.3 million during the six months ended June 30, 2018. In addition, management sold securities with an amortized cost of approximately $668 thousand realizing net gains on sales of $1 thousand during the six months ended June 30, 2018.

See also Note 2, "Investment Securities," and Note 12, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which an other-than-

temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for investment securities.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$48,322	11.5%	$51,717	12.8%	$75,189	19.7%
Residential federal agency MBS(1)	150,840	35.8%	140,154	34.6%	95,714	25.1%
Commercial federal agency MBS(1)	72,165	17.1%	66,500	16.4%	76,437	20.0%
Municipal securities	137,587	32.7%	134,346	33.2%	122,158	32.0%
Corporate bonds	11,369	2.7%	11,542	2.8%	11,367	3.0%
Certificates of deposits(2)	942	0.2%	947	0.2%	953	0.2%
Total debt securities	$421,225	100.0%	$405,206	100.0%	$381,818	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S. agencies totaling $189.7 million, $171.7 million, and $106.0 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Net unrealized losses on the debt securities portfolio amounted to $8.6 million at June 30, 2018 compared to net unrealized gains of $507 thousand at December 31, 2017 and $2.2 million at June 30, 2017. The Company attributes the increase in net unrealized losses in the current period to the impact of increases in current market yields. Unrealized gains or losses on debt securities will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other-than-temporarily impaired" ("OTTI"), the Company is required to write-down the fair value of the investment.  See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” in Item 7 of the Company's 2017 Annual Report on Form 10-K for additional information regarding the accounting for OTTI.

Equity Securities

As of June 30, 2018, the Company held equity securities with a fair value of $949 thousand, compared to no equity securities at December 31, 2017 and $6.2 million at June 30, 2017. In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," and as a result the fair value fluctuations associated with the equity portfolio is recognized in the Company’s consolidated statement of income, in the "Other income" line item. During the three and six months ended June 30, 2018, the Company’s fair value gain (loss) on equity securities was immaterial. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $2.6 million at June 30, 2018, $5.2 million at December 31, 2017 and $4.4 million at June 30, 2017.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Instruments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 78% of total assets at June 30, 2018 and 81% of total assets at December 31, 2017.  Total loans increased $28.7 million, or 1%, compared to December 31, 2017, and $184.2 million, or 9%, since June 30, 2017.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at June 30, 2018, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,246,501	54.2%	$1,201,351	52.9%	$1,107,714	52.3%
Commercial and industrial	493,981	21.5%	498,802	21.9%	505,240	23.9%
Commercial construction	246,865	10.7%	274,905	12.1%	218,277	10.3%
Total commercial loans	1,987,347	86.4%	1,975,058	86.9%	1,831,231	86.5%
Residential mortgages	205,781	8.9%	195,492	8.6%	188,941	8.9%
Home equity loans and lines	98,176	4.3%	91,706	4.0%	86,394	4.1%
Consumer	9,756	0.4%	10,293	0.5%	10,064	0.5%
Total retail loans	313,713	13.6%	297,491	13.1%	285,399	13.5%

Gross loans	2,301,060	100.0%	2,272,549	100.0%	2,116,630	100.0%
Deferred fees, net	(2,465)		(2,645)		(2,230)
Total loans	2,298,595		2,269,904		2,114,400
Allowance for loan losses	(34,797)		(32,915)		(31,958)
Net loans	$2,263,798		$2,236,989		$2,082,442

As of June 30, 2018, commercial real estate loans increased $45.2 million, or 4%, compared to December 31, 2017, and increased 13% compared to June 30, 2017. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of June 30, 2018, commercial and industrial loans balances decreased $4.8 million, or 1%, compared to December 31, 2017 and decreased 2% compared to June 30, 2017.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $28.0 million, or 10%, since December 31, 2017, but increased 13% as compared to June 30, 2017. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

Retail loan balances increased by $16.2 million, or 5%, since December 31, 2017, and have increased by 10% since June 30, 2017.  The increase over the same period in the prior year was primarily with loans secured by residential property.

At June 30, 2018, commercial loan balances participated out to various banks amounted to $74.7 million, compared to $70.7 million at December 31, 2017, and $65.8 million at June 30, 2017.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $79.0 million, $91.6 million and $86.6 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Asset Quality

The following table sets forth information regarding non-performing assets, trouble debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Non-accrual loan summary:
Commercial real estate	$6,512	$6,751	$8,446
Commercial and industrial	3,438	1,294	3,744
Commercial construction	187	193	200
Residential	429	262	272
Home equity	494	463	594
Consumer	17	34	13
Total non-accrual loans	11,077	8,997	13,269
Overdrafts > 90 days past due	—	35	7
Total non-performing loans	11,077	9,032	13,276
OREO	—	—	—
Total non-performing assets	$11,077	$9,032	$13,276
Total Loans	$2,298,595	$2,269,904	$2,114,400
Accruing TDR loans not included above	$18,077	$17,356	$17,316
Delinquent loans 60-89 days past due and still accruing	$1,054	$1,026	$111
Loans 60-89 days past due and still accruing to total loans	0.05%	0.05%	0.01%
Adversely classified loans to total loans	1.54%	1.16%	1.48%
Non-performing loans to total loans	0.48%	0.40%	0.63%
Non-performing assets to total assets	0.38%	0.32%	0.50%
Allowance for loan losses	$34,797	$32,915	$31,958
Allowance for loan losses to non-performing loans	314.14%	364.43%	240.72%
Allowance for loan losses to total loans	1.51%	1.45%	1.51%

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

At June 30, 2018 and December 31, 2017, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $35.4 million and $26.4 million, respectively. Total adversely classified loans amounted to 1.54% of total loans at June 30, 2018 as compared to 1.16% at December 31, 2017. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $24.4 million at June 30, 2018 and $17.4 million at December 31, 2017.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $11.0 million at June 30, 2018 and $9.0 million at December 31, 2017.  Non-accrual loans that were not adversely classified amounted to $64 thousand and $21 thousand at June 30, 2018 and December 31, 2017, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $28.7 million and $26.3 million at June 30, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $18.1 million and $17.4 million at June 30, 2018 and December 31, 2017, respectively, while non-accrual impaired loans amounted to $10.6 million and $8.9 million as of June 30, 2018 and December 31, 2017, respectively.

In management's opinion, the majority of impaired loan balances at June 30, 2018 and December 31, 2017 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at June 30, 2018, impaired loans totaling $23.3 million required no specific reserves and impaired loans totaling $5.4 million required specific reserve allocations of $2.7 million.  At December 31, 2017, impaired loans totaling $22.2 million required no specific reserves and impaired loans totaling $4.1 million required specific reserve allocations of $1.4 million.  The increase in impaired reserves was primarily due to the credit deterioration of commercial relationships, which, based on a review of the individual business circumstances, and underlying collateral values, management determined that additional reserves were necessary as of June 30, 2018. Management closely monitors impaired relationships for collateral or credit deterioration.

Total TDR loans included in the impaired loan amounts above as of June 30, 2018 and December 31, 2017 were $21.0 million and $20.3 million, respectively.  TDR loans on accrual status amounted to $18.1 million and $17.4 million at June 30, 2018 and December 31, 2017, respectively. TDR loans included in non-performing loans amounted to $2.9 million at both June 30, 2018 and December 31, 2017, respectively.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at June 30, 2018, December 31, 2017 and June 30, 2017. There were no additions, sales or write-downs on OREO during the six months ended June 30, 2018 or 2017.

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

The allowance for loan losses to total loans ratio was 1.51% at June 30, 2018, 1.45% at December 31, 2017, and 1.51% at June 30, 2017. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2018.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$32,915	$31,342

Provision charged to operations	1,900	405
Recoveries on charged-off loans:
Commercial real estate	—	132
Commercial and industrial	165	343
Commercial construction	—	—
Residential	—	—
Home equity	1	2
Consumer	17	5
Total recoveries	183	482
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	117	217
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	84	54
Total charged off	201	271

Net loans charged off (recovered)	18	(211)
Ending Balance	$34,797	$31,958
Annualized net loans charged off (recovered): Average loans outstanding	—%	(0.02)%

See Note 4, “Allowance for Loan Losses” to the Company's consolidated financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for loan losses.

Deposits

Total deposits amounted to $2.66 billion as of June 30, 2018, an increase of $219.0 million, or 9%, compared to December 31, 2017. Total deposits as a percentage of total assets were 91% at June 30, 2018 and 87% at December 31, 2017.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$739,890	27.8%	$705,846	28.9%	$700,415	29.7%
Interest-bearing checking	442,944	16.7%	391,111	16.0%	406,077	17.3%
Total checking	1,182,834	44.5%	1,096,957	44.9%	1,106,492	47.0%

Savings	198,666	7.5%	193,385	7.9%	199,018	8.5%
Money markets	859,611	32.3%	807,931	33.1%	793,131	33.7%
Total savings/money markets	1,058,277	39.8%	1,001,316	41.0%	992,149	42.2%

Certificates of deposit (CD's)	240,443	9.0%	195,599	8.0%	167,681	7.1%
Total customer deposits	2,481,554	93.3%	2,293,872	93.9%	2,266,322	96.3%

Brokered deposits (1)	178,800	6.7%	147,490	6.1%	87,460	3.7%
Total deposits	$2,660,354	100.0%	$2,441,362	100.0%	$2,353,782	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of June 30, 2018, customer deposits (deposits, excluding brokered deposits) increased $187.7 million, or 8%, since December 31, 2017, and $215.2 million, or 9%, since June 30, 2017. There were increases across all deposit categories since December 31, 2017, with the largest growth in checking account balances.

Total customer deposits include reciprocal balances received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original deposited funds comes back to the Company as customer deposits within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $301.9 million, $249.6 million and $252.4 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. At June 30, 2018, December 31, 2017, and June 30, 2017 brokered deposits were comprised only of selected term brokered CDs from large money center banks in increments of $250,000 or less. As of June 30, 2018, brokered deposits increased $31.3 million, or 21%, compared to December 31, 2017. Brokered CDs outstanding at June 30, 2018 had a weighted average remaining life of less than 6 months. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds of $501 thousand at June 30, 2018 linked to outstanding commercial loans under a community reinvestment program of the FHLB. At December 31, 2017 and June 30, 2017, borrowed funds, comprised wholly of FHLB borrowings, amounted to $89.0 million and $44.3 million, respectively.

At June 30, 2018, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $515.0 million and capacity to borrow from the FRB Discount Window of approximately $130.0 million.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2017, wholesale funding has decreased $57.2 million, or 24% as customer deposit growth has exceeded loan growth.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$178,800	99.7%	$147,490	62.4%	$87,460	66.4%
Borrowed funds	501	0.3%	89,000	37.6%	44,255	33.6%
Wholesale funding	$179,301	100.0%	$236,490	100.0%	$131,715	100.0%

See "Liquidity" below for additional information.

Subordinated Debt

The Company had $14.9 million (net of deferred issuance costs) of outstanding subordinated debt at June 30, 2018, compared to $14.8 million at both December 31, 2017 and June 30, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. See also Note 6, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's subordinated debt.

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

At June 30, 2018, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB (generally overnight and short-term advances) and brokered deposits (generally short or long term CDs). In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

Capital Resources

Capital planning by the Company and the Bank considers current capital needs and anticipated future growth.  Historically, the primary sources of capital for the Company and the Bank have been proceeds from the issuance of common stock and subordinated debt. Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan and direct stock purchase plan (together, the "DRSPP"). The Company believes its current capital is adequate to support ongoing operations.

Management believes, as of June 30, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2018, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC. The Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2018 in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes (1)		Minimum Capital To Be Well Capitalized (2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$283,907	11.66%	$194,734	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$238,573	9.80%	$146,050	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$238,573	8.35%	$114,261	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$238,573	9.80%	$109,538	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$283,505	11.67%	$194,376	8.00%	$242,970	10.00%
Tier 1 Capital (to risk weighted assets)	$253,079	10.42%	$145,782	6.00%	$194,376	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$253,079	8.86%	$114,258	4.00%	$142,822	5.00%
Common equity tier 1 capital (to risk weighted assets)	$253,079	10.42%	$109,337	4.50%	$157,931	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 1.875% as of June 30, 2018, see discussion below.
(2) For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

Under regulations adopted by the federal bank regulatory agencies known as the “Basel III Rules,” capital ratio requirements increased in January 2015 for all banking organizations, and also include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of June 30, 2018.

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

For the six months ended June 30, 2018, the Company paid $3.4 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 22,650 shares of the Company's common stock totaling $793 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 1,629 shares of the Company's common stock totaling $56 thousand during the six months ended June 30, 2018.

On July 17, 2018, the Company announced a quarterly dividend of $0.145 per share to be paid on September 4, 2018 to stockholders of record as of August 13, 2018. The 2018 dividend rate represents a 7.4% increase over the 2017 dividend rate.

For further information about the Company's capital, see Note 8 and Note 10 both titled "Stockholders' Equity," to the Company's unaudited consolidated financial statements contained in Item 1 of this Form 10-Q and to the Company's consolidated financial statements contained in the 2017 Annual Report on Form 10-K, respectively.

Assets Under Management

Total assets under management includes total assets, loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such, total assets under management is not a financial measurement recognized under GAAP, however management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, "investment advisory services").  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

As of June 30, 2018, investment assets under management, which are reflected at fair market value, increased $3.2 million since December 31, 2017 and increased $67.1 million, or 9%, since June 30, 2017.

As of June 30, 2018, total assets under management increased $123.0 million, or 3%, since December 31, 2017 and $353.7 million, or 10%, since June 30, 2017.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Total assets	$2,933,963	$2,817,564	$2,656,547
Loans serviced for others	92,465	89,059	83,268
Investment assets under management	848,181	844,977	781,052
Total assets under management	$3,874,609	$3,751,600	$3,520,867

Results of Operations
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Unless otherwise indicated, the reported results are for the three months ended June 30, 2018 with the "same period," the "comparable period," and "prior period" being the three months ended June 30, 2017. Average yields are presented on a tax equivalent basis.

The Company's net income for the second quarter of 2018 amounted to $7.6 million, compared to $5.6 million for the same period in 2017, an increase of $2.0 million, or 35%.  Diluted earnings per share were $0.64 and $0.48 for the three months ended June 30, 2018 and June 30, 2017, respectively, an increase of 33%.

Net Interest Income

The Company's net interest income for the quarter ended June 30, 2018 amounted to $27.2 million, compared to $23.5 million for the quarter ended June 30, 2017, an increase of $3.7 million, or 16%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth and to a lesser extent an increase in margin.

Net Interest Margin

The Company's margin was 4.03% for the three months ended June 30, 2018 compared to 3.90% for the quarter ended June 30, 2017. Margin was 3.95% for the quarter ended March 31, 2018. Margin has increased since the same period in the prior year primarily due to loan and investment yields increasing at a faster rate than cost of funds.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$4,246	$2,229	$1,680	$337
Investment securities	642	308	82	252
Other interest earning assets (1)	94	33	45	16
Total interest-earning assets	4,982	2,570	1,807	605
Interest Expense
Interest checking, savings and money market	461	37	410	14
Certificates of deposit	481	134	244	103
Brokered CDs	515	286	103	126
Borrowed funds	(158)	(172)	134	(120)
Subordinated debt	—	—	—	—
Total interest-bearing funding	1,299	285	891	123
Change in net interest income	$3,683	$2,285	$916	$482
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2018 and 2017.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,294,931	$27,527	4.84%	$2,098,528	$23,281	4.50%
Investments (3)	425,373	2,606	2.74%	379,138	1,964	2.63%
Other interest earning assets (4)	35,936	187	2.09%	26,687	93	1.41%
Total interest-earning assets	2,756,240	30,320	4.48%	2,504,353	25,338	4.19%
Other assets	97,524			108,632
Total assets	$2,853,764			$2,612,985

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,433,531	1,292	0.36%	$1,371,650	831	0.24%
Certificates of deposit	232,872	795	1.37%	163,057	314	0.77%
Brokered CDs	176,700	750	1.70%	79,452	235	1.18%
Borrowed funds	7,164	34	1.90%	68,653	192	1.12%
Subordinated debt (5)	14,851	231	6.23%	14,839	231	6.23%
Total interest-bearing funding	1,865,118	3,102	0.67%	1,697,651	1,803	0.43%

Net interest rate spread			3.81%			3.76%

Demand deposits	737,656	—		676,364	—
Total deposits, borrowed funds and subordinated debt	2,602,774	3,102	0.48%	2,374,015	1,803	0.30%
Other liabilities	17,659			15,234
Total liabilities	2,620,433			2,389,249

Stockholders' equity	233,331			223,736
Total liabilities and stockholders' equity	$2,853,764			$2,612,985

Net interest income		$27,218			$23,535
Net interest margin (tax equivalent)			4.03%			3.90%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $460 thousand and $824 thousand for the quarters ended June 30, 2018 and June 30, 2017, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt issued in January 2015 is net of average deferred debt issuance costs.

Interest and Dividend Income

For the second quarter of 2018, total interest and dividend income amounted to $30.3 million, an increase of $5.0 million, or 20%, compared to the prior period.  The increase resulted primarily from an increase of $251.9 million, or 10%, in the average balance of interest earning assets, mainly loans, and a 29 basis point increase in the average yield. The yield on interest earning assets has increased since the prior period primarily from increases in market rates and loans repricing at higher rates.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $27.5 million for the three months ended June 30, 2018, an increase of $4.2 million, or 18%, over the comparable period, due to loan growth and an increase in the average yields on loans and loans held for sale. The average balances of loans and loans held for sale increased $196.4 million, or 9%, for the three months ended June 30, 2018 compared to the same period in 2017, and average yields increased 34 basis points.

Income on investment securities amounted to $2.6 million, an increase of $642 thousand, or 33%, compared to the same period in 2017. This increase primarily resulted from an increase of $46.2 million, or 12%, in the average balance of investment securities. Average investment yields also increased 11 basis points due primarily to the debt security portfolio restructuring during the second half of 2017.

Income on other interest-earning assets amounted to $187 thousand for the three months ended June 30, 2018, an increase of $94 thousand, compared to the same quarter in the prior year. This increase was primarily due to an increase of 68 basis points in the average yield on other interest-earning assets due mainly to higher rates earned since the prior period and to a lesser extent an increase of $9.2 million, or 35%, in the average balance of other interest-earning assets.

Interest Expense

For the three months ended June 30, 2018, total interest expense amounted to $3.1 million, an increase of $1.3 million, or 72%, compared to the prior period. The increase in total interest expense was primarily due to an increase in average rates and to a lesser extent increases in average balances. Average rates on interest-bearing funding increased 24 basis points over the same period in the prior year, primarily in response to higher market rates, and the average balance of interest-bearing funding increased $167.5 million, or 10%, over the same period in 2017.

Interest expense on interest checking, savings and money market accounts amounted to $1.3 million, an increase of $461 thousand, or 55%, compared to the same period due primarily to an increase in average rates of 12 basis points. Average balances also increased $61.9 million, or 5%.

Interest expense on CDs amounted to $795 thousand, an increase of $481 thousand, compared to the same period in the prior year, primarily due to an increase in average rates, and to a lesser extent increases in average balances. Average rates increased 60 basis points and average balances increased $69.8 million, or 43%.

Interest expense on brokered CDs amounted to $750 thousand, an increase of $515 thousand, compared to the 2017 period, mainly due to higher average brokered CD balances and to a lesser extent an increase in average rates. Average balances increased $97.2 million and average rates increased 52 basis points.

Interest expense on borrowed funds amounted to $34 thousand, a decrease of $158 thousand, or 82%, due to a decrease in the average balances, partially offset by an increase in average rates. Average balances decreased $61.5 million, or 90%, while average rates increased 78 basis points compared to prior period. Average rates increased mainly due to higher FHLB borrowing rates since the prior period.

The average balance of non-interest bearing demand deposits increased $61.3 million, or 9%, as compared to the same period in 2017.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 29% and 30% of total average deposit balances for the three months ended June 30, 2018 and June 30, 2017, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $300 thousand for the three months ended June 30, 2018, an increase of $20 thousand compared to the prior period.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2018 amounted to $3.7 million, a decrease of $206 thousand, or 5%, as compared to the same period in 2017. The significant changes are discussed below:

•	Investment advisory fees increased by $151 thousand, or 12%, primarily driven by asset growth due to changes in market values.

•
Net gains on sales of investment securities decreased by $229 thousand. Gains on investment sales in the prior period were primarily from equity securities. The equity portfolio was liquidated by the end of 2017 in order to reduce the magnitude of the impact from market changes on earnings due to new accounting rules in effect January 1, 2018.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2018 amounted to $20.8 million, an increase of $2.1 million, or 11%, compared to the prior period. The significant changes are discussed below:

•	Salaries and employee benefits increased by $1.5 million, or 13%, primarily to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Advertising and public relations expenses increased $315 thousand, or 40%, primarily due to the Company's Celebration of Excellence, a community recognition event, in the second quarter of 2018.

•	Audit, legal and other professional fees increased $105 thousand, or 33%, largely in other professional costs to further support the Company's strategic initiatives.

Income Taxes

The effective tax rate for the three months ended June 30, 2018 was 23.1%, compared to 33.7% for the three months ended June 30, 2017. The decrease in rate was primarily due to the positive impact of the 2017 Tax Act.

Results of Operations
Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Unless otherwise indicated, the reported results are for the six months ended June 30, 2018 with the "same period," the "comparable period," "prior year," and "prior period" being the six months ended June 30, 2017. Average yields are presented on a tax equivalent basis.

The Company's net income for the six months ended June 30, 2018 amounted to $14.4 million, compared to $11.2 million for the same period in 2017, an increase of $3.2 million, or 29%.  Diluted earnings per share were $1.23 and $0.96 for the six months ended June 30, 2018 and June 30, 2017, respectively, an increase of 28%.

Net Interest Income

The Company's net interest income for the six months ended June 30, 2018 was $53.2 million, compared to $46.4 million for the six months ended June 30, 2017, an increase of $6.9 million, or 15%.  The increase in net interest income over the comparable period was due primarily to income generated from loan growth. Additionally, margin has increased since the same period in the prior year.

Net Interest Margin

The Company's margin was 3.99% for the six months ended June 30, 2018, compared to a margin of 3.90% for the six months ended June 30, 2017. Yields on interest-earnings assets and average rates on interest-bearing funding have increased due to changes in the economic environment as compared the same period in the prior year.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$8,025	$4,765	$2,687	$573
Investment securities	1,209	584	167	458
Other interest-earning assets (1)	155	27	110	18
Total interest-earning assets	9,389	5,376	2,964	1,049

Interest Expense
Interest checking, savings and money market	724	28	685	11
Certificates of deposit	816	222	441	153
Brokered CDs	925	618	124	183
Borrowed funds	73	(45)	143	(25)
Subordinated debt	—	—	—	—
Total interest-bearing funding	2,538	823	1,393	322
Change in net interest income	$6,851	$4,553	$1,571	$727
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2018 and 2017.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2018			Six months ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,284,674	$53,677	4.76%	$2,073,388	$45,652	4.49%
Investment Securities (3)	419,650	5,093	2.72%	378,309	3,884	2.61%
Other interest-earning assets (4)	30,661	321	2.11%	26,432	166	1.27%
Total interest-earnings assets	2,734,985	59,091	4.42%	2,478,129	49,702	4.17%
Other assets	98,391			105,912
Total assets	$2,833,376			$2,584,041

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,405,729	2,308	0.33%	$1,380,960	1,584	0.23%
Certificates of deposit	224,234	1,430	1.29%	164,536	614	0.75%
Brokered CDs	174,233	1,335	1.55%	69,468	410	1.19%
Borrowed funds	40,061	326	1.64%	48,654	253	1.05%
Subordinated debt (5)	14,850	459	6.23%	14,837	459	6.24%
Total interest-bearing funding	1,859,107	5,858	0.64%	1,678,455	3,320	0.40%

Net interest rate spread			3.78%			3.77%

Demand deposits	723,542	—		668,944	—
Total deposits, borrowed funds and subordinated debt	2,582,649	5,858	0.46%	2,347,399	3,320	0.29%
Other liabilities	18,676			16,234
Total liabilities	2,601,325			2,363,633

Stockholders' equity	232,051			220,408
Total liabilities and stockholders' equity	$2,833,376			$2,584,041

Net interest income		$53,233			$46,382
Net interest margin (tax equivalent)			3.99%			3.90%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $918 thousand for the six months ended June 30, 2018 and $1.6 million for the comparable period in 2017.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $59.1 million for the six months ended June 30, 2018, an increase of $9.4 million, or 19%, compared to the prior period.  The increase resulted primarily from an increase of $256.9 million, or 10%, in the average balance of interest-earning assets, mainly loans, as well as a 25 basis point increase in average yields. The yield on interest earning assets has increased since the prior period primarily from increases in market rates and loans repricing at higher rates.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $53.7 million, an increase of $8.0 million, or 18%, over the comparable period, due mainly to an increase of average loans and loans held for sale balances by $211.3 million, or 10%, compared to the prior period. Additionally, the average yield on loans and loans held for sale also increased 27 basis points since the same period in 2017 and amounted to 4.76% for the six months ended June 30, 2018,

Income on investment securities amounted to $5.1 million, an increase of $1.2 million, or 31%, compared to the same period in 2017. This increase primarily resulted from both an increase in the average balance of investment securities by $41.3 million, or 11%, and an 11 basis points increase in the average yield on investment securities, primarily due to the restructuring of the debt portfolio during the second half of 2017.

Other interest-earning assets income amounted to $321 thousand for the six months ended June 30, 2018, an increase of $155 thousand compared to the prior period. The increase resulted primarily from an 84 basis point increase in the average yield, mainly due to an increase in the Federal Funds rates since the prior period. Average balances also increased $4.2 million, or 16%.

Interest Expense

For the six months ended June 30, 2018, total interest expense amounted to $5.9 million, an increase of $2.5 million, or 76%, over the same period in 2017 due to increases in both the cost of funds and average interest-bearing balances. The average rate on interest-bearing funding increased by 24 basis points and the average balances increased $180.7 million, or 11%.

Interest expense on interest checking, savings and money market accounts amounted to $2.3 million, an increase of $724 thousand, or 46%, compared to the prior period due primarily to an increase in rates of 10 basis points over the comparable period.

Interest expense on CDs amounted to $1.4 million, an increase of $816 thousand over the same period in 2017 due primarily to an increase in the average rate of 54 basis points. Average balances also increased $59.7 million, or 36%.

Interest expense on brokered CDs amounted to $1.3 million, an increase of $925 thousand, due primarily to an increase in the average balances and to a lesser extent an increase in rates. Average balances increased $104.8 million and the average rate increased 36 basis points.

Interest expense on borrowed funds amounted to $326 thousand, an increase of $73 thousand, or 29%, due to an increase in average rates of borrowed funds since the prior year, partially offset by lower average balances. Average rates increased 59 basis points since the prior period, mainly due to higher FHLB borrowing rates, while average balances decreased $8.6 million, or 18%.

For the six months ended June 30, 2018, the average balance of non-interest bearing demand deposits increased $54.6 million, or 8%, as compared to the same period in 2017.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding represented 29% of total average deposit balances for both the six months ended June 30, 2018 and 2017.

Provision for Loan Loss

The provision for loan losses amounted to $1.9 million for the six months ended June 30, 2018, an increase of $1.5 million compared to the same period in 2017.  This increase in the provision compared to the prior period, which was largely in the first quarter or 2018, was due primarily to an increase in the balance of the allowance for loan losses allocated to impaired and classified loans for the six months ended June 30, 2018, compared to a decrease during the six months ended June 30, 2017.

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

Non-Interest Income

Non-interest income for the six months ended June 30, 2018 amounted to $7.5 million, a decrease of $549 thousand, or 7%, as compared to the six months ended June 30, 2017. The significant changes are discussed below:

•	Investment advisory fees increased $334 thousand, or 13%, and was primarily driven by asset growth due to changes in market values.

•	Deposit and interchange fees increased $194 thousand, or 7%, primarily due to increases in ATM interchange fee income in the current year.

•
Net gain on sales of investment securities decreased $768 thousand. Gains on investment sales in the prior year-to-date period were primarily from equity securities. The equity portfolio was liquidated by the end of 2017 in order to reduce the magnitude of the impact from market changes on earnings due to new accounting rules in effect January 1, 2018.

•	Net gain on sales of loans decreased $139 thousand, or 51%, due to a lower volume of activity in the current year.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2018 amounted to $40.3 million, an increase of $2.1 million, or 5%, compared to the same period in 2017.  The significant changes are discussed below:

•	Salaries and employee benefits increased $891 thousand, or 4%, primarily to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $310 thousand, or 8%, due in large part to the addition of the Windham, NH branch and the relocation of the Salem, NH and Leominster, MA branches.

•	Advertising and public relations expenses increased $416 thousand, or 29%, primarily due to the Company's Celebration of Excellence, a community recognition event, in the second quarter of 2018.

•	Audit, legal and other professional fees increased $249 thousand, or 37%, largely in other professional costs to further support the Company's strategic initiatives.

Income Taxes

The effective tax rate for the six months ended June 30, 2018 was 22.6%, compared to 29.7% for the six months ended June 30, 2017. The 2017 Tax Act, among other changes, reduced the Company’s federal statutory tax rate beginning in 2018 to 21% from its 2017 level of approximately 35%. Partially offsetting the impact of the federal tax rate change were lower tax benefits from equity compensation deductions in the current year (approximately $235 thousand for the six months ended June 30, 2018 compared to $788 thousand for the six months ended June 30, 2017).

Recent Accounting Pronouncements

See Note 1, Item (f), “Recent Accounting Pronouncements” to the Company's unaudited consolidated financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2017 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. At June 30, 2018, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side. Refer to heading “Results of Operations” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2018) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2018:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	1,558	$36.74	—	—
May	—	—	—	—
June	53	$40.75	—	—

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2018; (v) Consolidated Statements of Cash Flows for the six months ended months ended June 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 7, 2018	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)