Form 10-Q
period 2018-09-30
ENTERPRISE BANCORP INC /MA/
filed 2018-11-06
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)      ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition for "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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
☐ Yes ☒ No

As of October 31, 2018, there were 11,700,064 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$29,453	$40,310
Interest-earning deposits	35,672	14,496
Total cash and cash equivalents	65,125	54,806
Investment securities at fair value	434,280	405,206
Federal Home Loan Bank ("FHLB") stock	2,593	5,215
Loans held for sale	618	208
Loans, less allowance for loan losses of $34,534 at September 30, 2018 and $32,915 at December 31, 2017	2,275,958	2,236,989
Premises and equipment, net	37,649	37,022
Accrued interest receivable	11,701	10,614
Deferred income taxes, net	14,040	10,751
Bank-owned life insurance	29,971	29,466
Prepaid income taxes	1,017	1,301
Prepaid expenses and other assets	11,996	20,330
Goodwill	5,656	5,656
Total assets	$2,890,604	$2,817,564
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$2,487,873	$2,293,872
Brokered deposits	123,839	147,490
Total deposits	2,611,712	2,441,362
Borrowed funds	497	89,000
Subordinated debt	14,857	14,847
Accrued expenses and other liabilities	20,238	40,067
Accrued interest payable	1,315	478
Total liabilities	2,648,619	2,585,754
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,703,874 shares issued and outstanding at September 30, 2018 and 11,609,853 shares issued and outstanding at December 31, 2017	117	116
Additional paid-in capital	90,725	88,205
Retained earnings	160,380	143,073
Accumulated other comprehensive (loss) income	(9,237)	416
Total stockholders' equity	241,985	231,810
Total liabilities and stockholders' equity	$2,890,604	$2,817,564

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Interest and dividend income:
Loans and loans held for sale	$28,109	$24,892	$81,786	$70,544
Investment securities	2,742	2,017	7,835	5,901
Other interest-earning assets	497	136	818	302
Total interest and dividend income	31,348	27,045	90,439	76,747
Interest expense:
Deposits	3,697	1,509	8,770	4,117
Borrowed funds	6	169	332	422
Subordinated debt	233	233	692	692
Total interest expense	3,936	1,911	9,794	5,231
Net interest income	27,412	25,134	80,645	71,516
Provision for loan losses	750	1,225	2,650	1,630
Net interest income after provision for loan losses	26,662	23,909	77,995	69,886
Non-interest income:
Investment advisory fees	1,388	1,311	4,214	3,803
Deposit and interchange fees	1,552	1,527	4,608	4,389
Income on bank-owned life insurance, net	167	174	505	527
Net (losses) gains on sales of investment securities	(34)	(284)	(33)	485
Net gains on sales of loans	47	88	179	359
Other income	604	628	1,775	1,954
Total non-interest income	3,724	3,444	11,248	11,517
Non-interest expense:
Salaries and employee benefits	12,970	12,177	38,345	36,661
Occupancy and equipment expenses	2,110	1,993	6,304	5,877
Technology and telecommunications expenses	1,568	1,601	4,760	4,789
Advertising and public relations expenses	586	597	2,418	2,013
Audit, legal and other professional fees	435	381	1,361	1,058
Deposit insurance premiums	418	371	1,264	1,130
Supplies and postage expenses	236	248	734	726
Other operating expenses	1,652	1,465	5,044	4,753
Total non-interest expense	19,975	18,833	60,230	57,007
Income before income taxes	10,411	8,520	29,013	24,396
Provision for income taxes	2,429	3,014	6,632	7,723
Net income	$7,982	$5,506	$22,381	$16,673

Basic earnings per share	$0.68	$0.48	$1.92	$1.44
Diluted earnings per share	$0.68	$0.47	$1.91	$1.43

Basic weighted average common shares outstanding	11,697,951	11,589,039	11,671,494	11,557,054
Diluted weighted average common shares outstanding	11,770,719	11,669,159	11,745,935	11,640,373

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$7,982	$5,506	$22,381	$16,673
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding (losses) gains on investments arising during the period	(3,363)	(1,180)	(12,467)	5,251
Income tax benefit (expense)	752	431	2,787	(1,885)
Net unrealized holding (losses) gains, net of tax	(2,611)	(749)	(9,680)	3,366
Less: reclassification adjustment for net (losses) gains included in net income
Net realized (losses) gains on sales of securities during the period	(34)	(284)	(33)	485
Income tax benefit (expense)	7	112	6	(164)
Reclassification adjustment for (losses) gains realized, net of tax	(27)	(172)	(27)	321

Total other comprehensive (loss) income, net	(2,584)	(577)	(9,653)	3,045
Comprehensive income	$5,398	$4,929	$12,728	$19,718

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
Balance at December 31, 2017	$116	$88,205	$143,073	$416	$231,810
Net income			22,381		22,381
Other comprehensive loss, net				(9,653)	(9,653)
Common stock dividend paid ($0.435 per share)			(5,074)		(5,074)
Common stock issued under dividend reinvestment plan	—	1,061			1,061
Common stock issued other	—	106			106
Stock-based compensation	1	1,479			1,480
Net settlement for employee taxes on restricted stock and options	—	(434)			(434)
Stock options exercised, net	—	308			308
Balance at September 30, 2018	$117	$90,725	$160,380	$(9,237)	$241,985

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$22,381	$16,673
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,650	1,630
Depreciation and amortization	5,158	5,250
Stock-based compensation expense	1,386	1,287
Income on bank-owned life insurance, net	(505)	(527)
Net losses (gains) on sales of investment securities	33	(485)
Mortgage loans originated for sale	(8,850)	(16,033)
Proceeds from mortgage loans sold	8,619	17,085
Net gains on sales of loans	(179)	(359)
Changes in:
(Increase) decrease in other assets	(4,503)	1,342
Increase in other liabilities	741	2,458
Net cash provided by operating activities	26,931	28,321
Cash flows from investing activities:
Proceeds from sales of investment securities	13,359	65,114
Net proceeds (purchases) from FHLB capital stock	2,622	(5,131)
Proceeds from maturities, calls and pay-downs of investment securities	26,664	21,135
Purchase of investment securities	(91,274)	(91,890)
Net increase in loans	(41,619)	(179,432)
Additions to premises and equipment, net	(4,178)	(6,253)
Net cash used in investing activities	(94,426)	(196,457)
Cash flows from financing activities:
Net increase in deposits	170,350	33,752
Net (decrease) increase in borrowed funds	(88,503)	138,584
Cash dividends paid	(5,074)	(4,676)
Proceeds from issuance of common stock	1,167	1,179
Net settlement for employee taxes on restricted stock and options	(434)	(825)
Proceeds from stock option exercises	308	338
Net cash provided by financing activities	77,814	168,352

Net increase in cash and cash equivalents	10,319	216
Cash and cash equivalents at beginning of period	54,806	50,475
Cash and cash equivalents at end of period	$65,125	$50,691

Supplemental financial data:
Cash paid for: interest	$8,957	$5,221
Cash paid for: income taxes	$6,818	$7,825

Supplemental schedule of non-cash investing activity:
Net purchases of investment securities not yet settled	$995	$1,631

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

The Company’s headquarters and the Bank’s main office are located at 222 Merrimack Street in Lowell, Massachusetts. At September 30, 2018, the Company had 24 full service branch banking offices serving the Greater Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic banking options, and insurance services. The Company also provides a range of investment advisory, wealth management and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from September 30, 2018 through the date this Quarterly Report on Form 10-Q (this "Form 10-Q") was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

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

The Bank is also required by the Federal Reserve Bank of Boston (the "FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily cash balance on hand for reserve requirements included in “Cash and Due from Banks” was approximately $3.2 million, based on the two week computation period encompassing September 30, 2018.

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

(d) Revenue Recognition-Accounting Standard Codification (“ASC”) Topic 606

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers-Topic 606" ("ASC 606"). The core principles require an entity to recognize revenue to depict the transfer of goods and services to customers as performance obligations are satisfied. While the majority of the Company’s revenue is generated from contracts with customers, our primary sources of revenue, interest and dividend income (primarily loan interest income), are outside of the scope of ASC 606 and accounted for under other ASC topics. We did not identify any material changes needed in either our process of recording revenue or any income statement reclassifications necessary upon the adoption of the new revenue recognition standard.

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

The following non-interest income components are not subject to ASC 606: income on bank-owned life insurance ("BOLI"), net gains on sales of investment securities, and net gains on sales of loans, and are covered under other ASC topics. The remaining revenue items in non-interest income are not material.

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of tax-exempt interest from certain investment securities, loans and BOLI and tax benefits from equity compensation deductions.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2018.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2015 through 2017 tax years.

(f) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In the first quarter of 2018, the Company adopted ASU 2014-09. Because the largest portion of the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Company's revenue, interest and dividend income, is specifically excluded from the scope of this ASU, and because the Company recognizes the majority of the remaining revenue sources in a manner that is consistent with this ASU, the adoption of this standard in the first quarter of 2018 did not materially impact the Company's consolidated financial statements, results of operations or disclosures.

For further information regarding the Company's revenue policies, see Item (d) "Revenue Recognition-ASC Topic 606" above in this Note 1.

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

Because the Company's did not have any equity securities on January 1, 2018, the adoption of this ASU by the Company in the first quarter of 2018 did not have a material impact on the Company's consolidated financial statements, results of operations or disclosures. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested and the magnitude of changes in equity market values.

For further information regarding the Company's recognition and measurement of financial assets and liabilities, see Note 2, "Investment Securities," and Note 12, "Fair Value Measurements," in this Form 10-Q.

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

For further information regarding the Company's restricted cash, see Item (c) "Restricted Instruments" above in this Note 1.

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

For further information regarding the Company's compensation retirement benefits, see Note 9, "Supplemental Retirement Plans and Other Post-retirement Benefit Obligations."

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

For further information regarding the Company's stock compensation, see Note 10, "Stock-Based Compensation."

Accounting pronouncements not yet adopted by the Company (in order of effective date of implementation)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB has since issued additional related ASU amendments intended to clarify and improve certain aspects of the guidance and implementation of Topic 842 but do not change the core principles of the guidance in Topic 842. The effective dates are the same as the effective date in Topic 842. In accordance with the guidance as amended, the Company may elect to apply the new standard at either the adoption date (leases existing at, or entered into after January 1, 2019) and recognize a cumulative effect adjustment to retained earnings upon adoption, or use the modified retrospective transition approach which would require recording leases at the beginning of the earliest comparative period presented in the consolidated financial statements (January 1, 2017 for the Company), with certain practical expedients available.

The Company is currently evaluating the effects of this ASU on the Company's consolidated financial statements, results of operations and disclosures and is planning on applying the new lease standard on leases existing at January 1, 2019 rather than the earliest comparative period. Based on the Company's evaluation to date, management believes the only significant implication of this ASU on the Company relates to operating leases of our facilities, mainly branch leases, of which there were 16 as of September 30, 2018. Upon adoption of this ASU the balance sheet will reflect both lease liabilities, equal to the present value of future lease payments, and right-of-use assets, equal to the lease liability plus payments made to lessors adjusted for prepaid or accrued rent and any initial direct costs incurred. The Company currently does not believe that either the lease liabilities or the right-of-use assets recorded upon implementation will be material. In addition, the Company will recognize lease expense in the income statement on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset and be presented in the operating expense section of the income statement. Management believes that lease expense under the new standard will generally approximate lease expense under current GAAP. The foregoing observations are subject to change as management completes their evaluation.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock-Based Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting." The amendments in the ASU expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees except for share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract. Additionally, Topic 718 has been updated for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. From time to time, the Company issues shares to community members for consulting on regional advisory councils. These shares vest immediately and the cost, which is based on the market price on the date of grant and deemed to be immaterial, is expensed in the period in which the services are rendered. The adoption of this standard will not have a material impact on the Company's consolidated financial statements, results of operations or disclosures.

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
In April 2018, banking regulators issued a proposed revision to their capital rules that addresses the regulatory capital treatment of credit loss allowances under the CECL methodology and, if enacted as proposed, would allow banking organizations to phase in the day-one regulatory capital effects of CECL adoption over three years.
The Company has established a project committee and an implementation plan for this ASU.  The impact of the adoption of ASU No. 2016-13 on the Company's operations, financial results, disclosures, and controls is under evaluation.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized does not exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both September 30, 2018 and December 31, 2017. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-01 to have a material impact on the Company's consolidated financial statements and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements primarily related to level 3 fair value measurements of the fair value hierarchy. This amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. Because this ASU primarily relates to disclosure requirements, the Company does not expect the adoption of ASU No. 2018-13 to have a material impact on the Company's consolidated financial statements and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other- Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The major provision in the amendments in this update require an entity to capitalize certain implementation costs incurred in a hosting arrangement that is a service contract in accordance with current GAAP for internal-use software and expense these costs over the term of the hosting arrangement. Additionally, these capitalized implementation costs are required to be reviewed for impairment in accordance with current GAAP for internal-use software. This amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of ASU No. 2018-15 to have a material impact on the Company's consolidated financial statements and results of operations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) -Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this update modify the disclosure requirements on defined benefit plans including requiring disclosures about significant gains and losses related to changes in the benefit obligation. This amendment is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Because this ASU primarily relates to disclosure requirements and the balances of the benefit plans impacted by this ASU are immaterial to the Company, the adoption of ASU No. 2018-14 will not have a material impact on the Company's consolidated financial statements and results of operations.

(2) Investment Securities

As of September 30, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities. The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017, in order to reduce the magnitude of the impact from market fluctuations on earnings due to new accounting rules in effect on January 1, 2018.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for available-for-sale securities and refer to Note 1, Item (c) "Restricted Instruments" for information regarding the Company's investment in FHLB stock.

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	September 30, 2018
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$48,858	$—	$581	$48,277
Residential federal agency MBS(1)	162,118	1	5,996	156,123
Commercial federal agency MBS(1)	78,774	—	2,587	76,187
Municipal securities	141,608	312	2,783	139,137
Corporate bonds	12,636	3	290	12,349
Certificates of deposits(2)	950	—	6	944
Total debt securities, at fair value	$444,944	$316	$12,243	$433,017

	December 31, 2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$51,769	$30	$82	$51,717
Residential federal agency MBS(1)	141,054	71	971	140,154
Commercial federal agency MBS(1)	66,777	9	286	66,500
Municipal securities	132,603	2,097	354	134,346
Corporate bonds	11,546	63	67	11,542
Certificates of deposits(2)	950	—	3	947
Total debt securities, at fair value	$404,699	$2,270	$1,763	$405,206
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

Included in the residential and commercial federal agency mortgage-backed securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $198.7 million and $171.7 million at September 30, 2018 and December 31, 2017, respectively.

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

The following tables summarize debt securities having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$46,316	$541	$1,961	$40	$48,277	$581	15
Residential federal agency MBS	110,892	4,115	39,955	1,881	150,847	5,996	48
Commercial federal agency MBS	55,771	1,671	20,416	916	76,187	2,587	23
Municipal securities	98,033	2,017	14,601	766	112,634	2,783	184
Corporate bonds	9,291	175	2,849	115	12,140	290	68
Certificates of deposit	—	—	944	6	944	6	4
Total temporarily impaired debt securities	$320,303	$8,519	$80,726	$3,724	$401,029	$12,243	342

	December 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$34,344	$82	$—	$—	$34,344	$82	9
Residential federal agency MBS	109,308	882	2,015	89	111,323	971	30
Commercial federal agency MBS	35,859	205	5,190	81	41,049	286	11
Municipal securities	16,983	129	10,210	225	27,193	354	50
Corporate bonds	2,802	23	2,913	44	5,715	67	33
Certificates of deposit	947	3	—	—	947	3	4
Total temporarily impaired debt securities	$200,243	$1,324	$20,328	$439	$220,571	$1,763	137

During the nine months ended September 30, 2018 and 2017, the Company did not record any fair value impairment charges (OTTI) on its investments in debt securities. At September 30, 2018, management did not consider any debt securities to have OTTI and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the 2017 Annual Report on Form 10-K. For more information about the Company's

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

assessment for OTTI, see Note 2, "Investment Securities" to the Company's consolidated financial statements in the Company's recent 2017 Annual Report on Form 10-K.

The contractual maturity distribution at September 30, 2018 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$23,352	$23,330
Due after one, but within five years	101,987	100,345
Due after five, but within ten years	133,953	130,153
Due after ten years	185,652	179,189
Total debt securities	$444,944	$433,017

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the fair value of debt securities above are callable securities, comprised of municipal securities and corporate bonds totaling $75.0 million, which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the interest rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $431.1 million at September 30, 2018.

Sales of debt securities, including pending trades based on trade date, if applicable, for the three and nine months ended September 30, 2018 and September 30, 2017 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Amortized cost of debt securities sold (1)	$654	$58,857	$1,322	$61,119
Gross realized gains on sales	—	7	3	39
Gross realized losses on sales	(34)	(1,634)	(36)	(1,634)
Total proceeds from sales of debt securities	$620	$57,230	$1,289	$59,524
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis.

Equity Securities

As of September 30, 2018, the Company held equity securities with a fair value of $1.3 million, compared to no equity securities at December 31, 2017. At September 30, 2018, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio invested in individual common stock of entities in the financial services industry.

The Company adopted ASU 2016-01 in the first quarter of 2018. As a result, the fair market value fluctuations associated with the equity portfolio are recognized in the Company’s Consolidated Statement of Income in the "Other income" line item. During the three and nine months ended September 30, 2018, the related fair value gain/loss on equity securities was immaterial.

There were no sales on equity securities in the three or nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the amortized cost of equity securities sold based on trade date, if applicable, amounted to $2.0 million and $9.1 million, respectively, resulting in net realized gains of $1.3 million and $2.1 million, respectively. The amortized cost of equity securities sold is determined on a specific identification basis.

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

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial real estate	$1,254,066	$1,201,351
Commercial and industrial	477,897	498,802
Commercial construction	252,868	274,905
Total commercial loans	1,984,831	1,975,058
Residential mortgages	220,015	195,492
Home equity loans and lines	98,369	91,706
Consumer	9,725	10,293
Total retail loans	328,109	297,491

Gross loans	2,312,940	2,272,549
Deferred loan origination fees, net	(2,448)	(2,645)
Total loans	2,310,492	2,269,904
Allowance for loan losses	(34,534)	(32,915)
Net loans	$2,275,958	$2,236,989

Loan Portfolio Classifications

-Commercial loans:

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately 15 to 25 years.  Variable interest rate loans have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro-rata share of ownership.  Loans originated by other banks in which the Company is a participating institution amounted to $69.7 million at September 30, 2018 and $91.6 million at December 31, 2017. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

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

-Home equity loans and lines of credit:

Home equity term loans are originated for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the automated valuation or appraised value of the property securing the loan.  Home equity loan payments consist of monthly principal and interest based on amortization ranging from 3 to 15 years.  The rates may be variable or fixed.

The Company originates home equity revolving lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the automated valuation or appraised value of the property securing the loan.  Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable.  Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines requires interest only payments for the first 10 years of the lines. Generally at the end of 10 years, the line may be frozen to future advances, and principal plus interest payments are collected over a 15-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

-Consumer loans:

Consumer loans consist primarily of secured or unsecured personal loans, unsecured loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and unsecured overdraft protection lines on checking accounts extended to individual customers. The aggregate amount of overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At September 30, 2018 and December 31, 2017, the Company was servicing residential mortgage loans owned by investors amounting to $17.1 million and $18.4 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $74.8 million and $70.7 million at September 30, 2018 and December 31, 2017, respectively. See the discussion above under the heading "Commercial loans" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial real estate	$203,189	$224,703
Residential mortgages	205,208	187,524
Home equity	8,614	9,405
Total loans pledged to FHLB	$417,011	$421,632

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

The balances of loans as of September 30, 2018 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,297	$1,239,769	$1,254,066
Commercial and industrial	12,192	465,705	477,897
Commercial construction	1,736	251,132	252,868
Residential mortgages	613	219,402	220,015
Home equity loans and lines	536	97,833	98,369
Consumer	107	9,618	9,725
Total gross loans	$29,481	$2,283,459	$2,312,940

The balances of loans as of December 31, 2017 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$13,739	$1,187,612	$1,201,351
Commercial and industrial	10,096	488,706	498,802
Commercial construction	1,624	273,281	274,905
Residential mortgages	397	195,095	195,492
Home equity loans and lines	371	91,335	91,706
Consumer	35	10,258	10,293
Total gross loans	$26,262	$2,246,287	$2,272,549

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	September 30, 2018
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$17,686	$—	$—	$1,236,380	$1,254,066
Commercial and industrial	12,776	542	—	464,579	477,897
Commercial construction	2,233	—	—	250,635	252,868
Residential mortgages	1,548	—	—	218,467	220,015
Home equity loans and lines	584	—	—	97,785	98,369
Consumer	125	9	—	9,591	9,725
Total gross loans	$34,952	$551	$—	$2,277,437	$2,312,940

	December 31, 2017
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$12,895	$—	$—	$1,188,456	$1,201,351
Commercial and industrial	9,915	48	1	488,838	498,802
Commercial construction	1,624	—	—	273,281	274,905
Residential mortgages	1,355	—	—	194,137	195,492
Home equity loans and lines	513	—	—	91,193	91,706
Consumer	52	10	—	10,231	10,293
Total gross loans	$26,354	$58	$1	$2,246,136	$2,272,549

Total adversely classified loans amounted to 1.54% of total loans at September 30, 2018, as compared to 1.16% at December 31, 2017.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$3,974	$546	$4,311	$8,831	$1,245,235	$1,254,066	$7,180
Commercial and industrial	1,424	1,476	1,211	4,111	473,786	477,897	3,123
Commercial construction	4,984	—	—	4,984	247,884	252,868	185
Residential mortgages	620	196	322	1,138	218,877	220,015	482
Home equity loans and lines	273	331	38	642	97,727	98,369	535
Consumer	108	1	101	210	9,515	9,725	116
Total gross loans	$11,383	$2,550	$5,983	$19,916	$2,293,024	$2,312,940	$11,621

	Balance at December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$4,200	$69	$3,569	$7,838	$1,193,513	$1,201,351	$6,751
Commercial and industrial	374	527	327	1,228	497,574	498,802	1,294
Commercial construction	2,526	518	—	3,044	271,861	274,905	193
Residential mortgages	1,931	93	89	2,113	193,379	195,492	262
Home equity loans and lines	491	120	12	623	91,083	91,706	463
Consumer	51	5	45	101	10,192	10,293	69
Total gross loans	$9,573	$1,332	$4,042	$14,947	$2,257,602	$2,272,549	$9,032

At September 30, 2018 and December 31, 2017, all loans past due 90 days or more were carried as non-accrual, in addition to those loans less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $83 thousand at September 30, 2018 and $21 thousand at December 31, 2017. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.50% at September 30, 2018 and 0.40% at December 31, 2017.

At September 30, 2018, additional funding commitments for non-accrual loans were not material.

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

The carrying value of impaired loans amounted to $29.5 million and $26.3 million at September 30, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $17.9 million and $17.4 million at September 30, 2018 and

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

December 31, 2017, respectively, while non-accrual impaired loans amounted to $11.6 million and $8.9 million as of September 30, 2018 and December 31, 2017, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at September 30, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,460	$14,297	$14,094	$203	$40
Commercial and industrial	12,681	12,192	7,303	4,889	2,439
Commercial construction	1,799	1,736	1,736	—	—
Residential mortgages	684	613	481	132	1
Home equity loans and lines	710	536	536	—	—
Consumer	162	107	92	15	15
Total	$31,496	$29,481	$24,242	$5,239	$2,495

	Balance at December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,132	$13,739	$12,850	$889	$59
Commercial and industrial	10,458	10,096	7,053	3,043	1,284
Commercial construction	1,678	1,624	1,624	—	—
Residential mortgages	511	397	262	135	5
Home equity loans and lines	543	371	371	—	—
Consumer	36	35	—	35	35
Total	$28,358	$26,262	$22,160	$4,102	$1,383

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,847	$90	$15,401	$92
Commercial and industrial	12,975	100	12,264	94
Commercial construction	1,717	23	1,617	21
Residential mortgages	615	1	315	—
Home equity loans and lines	498	—	451	1
Consumer	108	—	27	—
Total	$29,760	$214	$30,075	$208

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the nine months indicated:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,689	$279	$14,394	$271
Commercial and industrial	11,741	266	12,503	275
Commercial construction	1,676	68	1,884	70
Residential mortgages	624	1	293	—
Home equity loans and lines	491	—	518	(1)
Consumer	69	—	18	—
Total	$28,290	$614	$29,610	$615

At September 30, 2018, additional funding commitments for impaired loans was not material. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of September 30, 2018 and December 31, 2017, were $21.5 million and $20.3 million, respectively. TDR loans on accrual status amounted to $17.9 million and $17.4 million at September 30, 2018 and December 31, 2017, respectively. TDR loans included in non-performing loans amounted to $3.6 million at September 30, 2018 and $2.9 million at December 31, 2017. The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At September 30, 2018, additional funding commitments for TDR loans were not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	Nine months ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Loan advances with adequate collateral	—	$—	1	$357
Extended maturity date	—	—	1	984
Temporary payment reduction and payment re-amortization of remaining principal over extended term	8	368	7	831
Temporary interest only payment plan	2	148	3	179
Other payment concessions	3	590	—	—
Total	13	$1,106	12	$2,351
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$475		$83

Loans modified as TDRs during the three month periods ended September 30, 2018 and September 30, 2017 are detailed below:

	Three months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$10	$—	2	$577	$571
Commercial and industrial	4	735	729	—	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgages	—	—	—	1	136	136
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	1	1	1
Total	5	$745	$729	4	$714	$708

Payment defaults, during the three month periods ended September 30, 2018 and September 30, 2017, on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	3	600	—	—
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	1	92	—	—
Consumer	—	—	—	—
Total	4	$692	—	$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as TDRs during the nine month periods ended September 30, 2018 and September 30, 2017 by portfolio classification are detailed below:

	Nine months ended
	September 30, 2018			September 30, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$141	$148	3	$696	$689
Commercial and industrial	8	897	854	7	1,446	1,525
Commercial construction	—	—	—	—	—	—
Residential mortgages	—	—	—	1	136	136
Home equity loans and lines	2	112	104	—	—	—
Consumer	—	—	—	1	1	1
Total	13	$1,150	$1,106	12	$2,279	$2,351

There were $22 thousand subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2018 and there were no charge-offs for the nine months ended September 30, 2017.

Payment defaults by portfolio classification, during the nine month period ended September 30, 2018 and September 30, 2017 on loans modified as TDRs within the preceding twelve months are detailed below:

	Nine months ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	1	$585
Commercial and industrial	4	673	3	267
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	2	104	—	—
Consumer	—	—	—	—
Total	6	$777	4	$852

Other real estate owned ("OREO")

The Company carried no OREO at September 30, 2018, December 31, 2017 or September 30, 2017. There were no additions, sales or write downs on OREO during the nine months ended September 30, 2018 or 2017.

At September 30, 2018, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions compared with $101 thousand at December 31, 2017.

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

The allowance for loan losses amounted to $34.5 million at September 30, 2018, compared to $32.9 million at December 31, 2017, and $33.2 million at September 30, 2017. The allowance for loan losses to total loans ratio was 1.49% at September 30, 2018, 1.45% at December 31, 2017 and 1.51% at September 30, 2017. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2018.

Changes in the allowance for loan losses by portfolio classification for the three months ended September 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2018	$18,414	$11,043	$3,544	$939	$645	$212	$34,797
Provision	49	559	131	60	(55)	6	750
Recoveries	21	37	—	—	51	19	128
Less: Charge offs	—	1,114	—	—	—	27	1,141
Ending Balance at September 30, 2018	$18,484	$10,525	$3,675	$999	$641	$210	$34,534

Changes in the allowance for loan losses by portfolio classification for the nine months ended September 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915
Provision	918	1,885	(272)	95	(19)	43	2,650
Recoveries	21	202	—	—	52	36	311
Less: Charge offs	—	1,231	—	—	—	111	1,342
Ending Balance at September 30, 2018	$18,484	$10,525	$3,675	$999	$641	$210	$34,534
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$40	$2,439	$—	$1	$—	$15	$2,495
Allocated to loans collectively evaluated for impairment	$18,444	$8,086	$3,675	$998	$641	$195	$32,039

Changes in the allowance for loan losses by portfolio classification for the three months ended September 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2017	$15,645	$10,987	$3,484	$989	$622	$231	$31,958
Provision	475	216	432	32	42	28	1,225
Recoveries	61	48	—	—	1	1	111
Less: Charge offs	—	104	—	—	—	6	110
Ending Balance at September 30, 2017	$16,181	$11,147	$3,916	$1,021	$665	$254	$33,184

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the nine months ended September 30, 2017 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	1,086	(127)	510	61	28	72	1,630
Recoveries	193	391	—	—	3	6	593
Less: Charge offs	—	321	—	—	—	60	381
Ending Balance at September 30, 2017	$16,181	$11,147	$3,916	$1,021	$665	$254	$33,184
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$386	$1,778	$—	$—	$26	$36	$2,226
Allocated to loans collectively evaluated for impairment	$15,795	$9,369	$3,916	$1,021	$639	$218	$30,958

(5)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-interest bearing demand deposits	$735,828	$705,846
Interest-bearing checking	401,138	391,111
Savings	196,793	193,385
Money market	899,120	807,931
Certificates of deposit $250,000 or less	190,979	150,445
Certificates of deposit more than $250,000	64,015	45,154
Total customer deposits	2,487,873	2,293,872
Brokered deposits (1)	123,839	147,490
Total deposits	$2,611,712	$2,441,362
___________________________________

(1)	Brokered CDs $250,000 and under.

Total customer deposits (deposits excluding brokered deposits) include reciprocal balances received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company as customer deposits within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $284.8 million and $249.6 million at September 30, 2018 and December 31, 2017, respectively.

See Note 12, "Fair Value Measurements," below for further information regarding the Company's fair value measurements for deposits.

(6)	Borrowed Funds and Subordinated Debt

The Company had $497 thousand in borrowed funds at September 30, 2018 linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2017, borrowed funds consisted of FHLB borrowings amounting to $89.0 million.

The Company had $14.9 million of outstanding subordinated debt (net of deferred issuance costs) at September 30, 2018 and $14.8 million at December 31, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15 year term. Original debt issuance costs were $190

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

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At September 30, 2018 and December 31, 2017, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest rate swaps as part of its interest rate risk management strategy. Interest rate swap agreements may be entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company had no derivative fair value hedges or derivative cash flow hedges at September 30, 2018 or December 31, 2017.

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

Back-to-Back Swaps are not speculative; rather, the transactions result from a service the Company provides to certain commercial customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back Swaps during the nine months ended September 30, 2018 or September 30, 2017.

Each Back-to-Back Swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of six interest rate swaps outstanding at both September 30, 2018 and December 31, 2017, with an aggregate notional amount of $28.7 million and $29.4 million on those respective dates.

Asset derivatives are included in the line item prepaid expenses and other assets and liability derivatives are included in the accrued expenses and other liabilities line item on the consolidated balance sheets, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below presents the fair value and classification of the Company’s derivative financial instruments for the periods presented:

	As of September 30, 2018		As of December 31, 2017
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts - pay floating, received fixed	$—	$1,123	$25	$568
Interest rate contracts - pay fixed, receive floating	1,123	—	543	—
Total interest rate swaps	$1,123	$1,123	$568	$568

By using derivative financial instruments, the Company exposes itself to counterparty-credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. The counterparty was rated A and A2 by Standard & Poor's and Moody’s, respectively, at September 30, 2018. Additionally, counterparty interest rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had credit risk exposure amounting to $1.1 million and $543 thousand at September 30, 2018 and December 31, 2017, respectively, relating to interest rate swaps with counterparties. The Company held cash collateral of $980 thousand at September 30, 2018 and $480 thousand at December 31, 2017. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's consolidated balance sheet.

Interest rate swaps with the counterparty are subject to master netting agreements. The table below presents the Company's asset derivative positions and the potential effect of those netting arrangements on its financial position, as of the periods presented. Interest rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of September 30, 2018
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$1,123	$—	$1,123

	As of December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$568	$25	$543

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company's interest rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company’s swap-loss exposure would be equal to the percentage of the Company’s participation in the underlying loan applied to the originating bank's swap loss.  At September 30, 2018, the Company had one such participation loan and, at December 31, 2017, the Company had two such participation loans. Management considers the risk of material swap loss exposure related to these participation loans to be unlikely based on the swap market value, as well as the borrower's financial and collateral strength.

(8)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company’s authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01, and as of September 30, 2018 had 11,703,874 shares issued and outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01. No preferred stock has been issued as of the date of this Form 10-Q. Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 106,879 shares and 117,219 shares as of September 30, 2018 and December 31, 2017, respectively.

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

The Company's stock incentive plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, non-employee directors and consultants. From time to time, the Company issues shares to community members for consulting on regional advisory councils and grants shares of fully vested stock as employee anniversary awards. These shares vest immediately and the cost, which is based on the market price on the date of grant and deemed to be immaterial, is expensed in the period in which the services are rendered.

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

Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  At September 30, 2018, the Company's only other comprehensive income component is the net unrealized holding gains or losses on available-for-sale debt securities, net of deferred income taxes. Prior to the adoption of ASU No. 2016-01, other comprehensive income also included unrealized holding gains or losses on available-for-sale equity securities. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the debt securities are sold. When debt securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net (losses) gains included in net income."

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

Total net periodic benefit costs, comprised of interest costs only, were $26 thousand and $78 thousand for the three and nine months ended September 30, 2018, respectively, compared to $29 thousand and $87 thousand for the three and nine months ended September 30, 2017, respectively.

Benefits paid amounted to $69 thousand and $207 thousand for both the three and nine months ended September 30, 2018 and September 30, 2017, respectively. The Company anticipates accruing an additional $26 thousand to the SERP during the remainder of 2018.

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

The following table illustrates the net periodic post-retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$(17)	$(3)	$(52)	$(9)
Interest cost	62	22	186	68
Net periodic benefit cost	$45	$19	$134	$59

(10)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended, and the 2016 plan, as amended. As of September 30, 2018, an aggregate of 414,312 shares remain available for future grants under the plans.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $501 thousand and $1.4 million for the three and nine months ended September 30, 2018, respectively, compared to $467 thousand and $1.3 million for the three and nine months ended September 30, 2017, respectively.

A tax benefit associated with employee exercises and vesting of stock compensation of approximately $274 thousand was recorded as a reduction of the Company's income tax expense for the nine months ended September 30, 2018, compared with $832 thousand for the nine months ended September 30, 2017. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the Company's consolidated financial statements.

 Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $48 thousand and $150 thousand for the three and nine months ended September 30, 2018, respectively, compared to $49 thousand and $152 thousand for the three and nine months ended September 30, 2017, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted, including the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used during the periods indicated:

	Nine Months Ended September 30,
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

Options granted during the first nine months of 2018 and 2017 generally vest 50% in year two and 50% in year four, on the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $403 thousand and $1.0 million for the three and nine months ended September 30, 2018, respectively, compared to $358 thousand and $929 thousand for the three and nine months ended September 30, 2017, respectively.

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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $50 thousand and $187 thousand for the three and nine months ended September 30, 2018, respectively, compared to $60 thousand and $206 thousand for the three and nine months ended September 30, 2017, respectively, and is included in other operating expenses. In January 2018, non-employee directors were issued 7,326 shares of common stock in lieu of 2017 annual cash fees of $281 thousand at a market value price of $38.39 per share, the market value of the common stock on the opt-in measurement date of January 3, 2017.

For further information regarding the Company's stock awards, see Note 8, "Stockholders' Equity," above under the caption "Shares Authorized and Share Issuance." There have been no material changes to the terms of the Company's stock incentive plans or the terms for vesting, forfeiture and settlement for options and restricted stock awards granted and outstanding under such plans as reported in the 2017 Annual Report on Form 10-K. Refer to Note 12, "Stock-Based Compensation Plans," in the Company's 2017 Annual Report on Form 10-K for further information on the Company's stock incentive plans, stock options and restricted awards including descriptions of the assumptions used in the valuation model for stock options.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	11,697,951	11,589,039	11,671,494	11,557,054
Dilutive shares	72,768	80,120	74,441	83,319
Diluted weighted average common shares outstanding	11,770,719	11,669,159	11,745,935	11,640,373

There were 29,260 options outstanding at September 30, 2018 that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for both the three and nine months ended September 30, 2018.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2018
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$433,017	$—	$433,017	$—
Equity securities	1,263	1,263	—	—
FHLB stock	2,593	—	—	2,593
Interest rate swaps	1,123	—	1,123	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,717	—	—	2,717

Liabilities measured on a recurring basis:
Interest rate swaps	$1,123	$—	$1,123	$—

	December 31, 2017
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$405,206	$—	$405,206	$—
Equity securities	—	—	—	—
FHLB stock	5,215	—	—	5,215
Interest rate swaps	568	—	568	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,696	—	—	2,696

Liabilities measured on a recurring basis:
Interest rate swaps	$568	$—	$568	$—

The Company did not transfer any assets between the fair value measurement levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's fair value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.6 million at September 30, 2018 compared to $872 thousand at December 31, 2017.

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

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at September 30, 2018 and December 31, 2017 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At September 30, 2018 and December 31, 2017, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgages loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2018:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$2,593	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,717	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	September 30, 2018
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$618	$618	$—	$618	$—
Loans, net	2,275,958	2,242,983	—	—	2,242,983
Financial liabilities:
Certificates of deposit (including brokered)	378,833	376,319	—	376,319	—
Borrowed funds	497	227	—	227	—
Subordinated debt	14,857	13,711	—	—	13,711

	December 31, 2017
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$208	$208	$—	$208	$—
Loans, net	2,236,989	2,236,169	—	—	2,236,169
Financial liabilities:
Certificates of deposit (including brokered)	343,089	341,765	—	341,765	—
Borrowed funds	89,000	88,996	—	88,996	—
Subordinated debt	14,847	14,208	—	—	14,208

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

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K").

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

Overview

Executive Summary

Net income for the three months ended September 30, 2018 of $8.0 million, an increase of $2.5 million, or 45%, compared to the same three-month period in 2017. Diluted earnings per share were $0.68 for the three months ended September 30, 2018, compared to $0.47 for the same three-month period in 2017, an increase of 45%. Net income for the nine months ended September 30, 2018 amounted to $22.4 million, an increase of $5.7 million, or 34%, compared to the same nine-month period in 2017. Diluted earnings per share were $1.91 for the nine months ended September 30, 2018, compared to $1.43 for the same nine-month period in 2017, an increase of 34%.

The increase in our 2018 third quarter and year-to-date earnings as compared to 2017 is largely attributable to our growth over the last twelve months and the positive impact of lower federal income tax rates in 2018 from the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act"). Total assets, loans, and customer deposits have increased 6%, 5%, and 12%, respectively, as compared to September 30, 2017.

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

Net interest income for the three months ended September 30, 2018 amounted to $27.4 million, an increase of $2.3 million, or 9%, compared to the same period in 2017. Net interest income for the nine months ended September 30, 2018 amounted to $80.6 million, an increase of $9.1 million, or 13%, compared to the nine months ended September 30, 2017. The increase in net interest income was due largely to loan growth. Average loan balances (including loans held for sale) increased $163.0 million for the three months ended September 30, 2018, and $195.0 million for the nine months ended September 30, 2018, compared to the same 2017 respective period averages. Margin was 3.89% for the three months ended September 30, 2018, compared to 4.03% for the three months ended September 30, 2017. Margin was 3.95% for both the nine months ended September 30, 2018 and September 30, 2017. See the discussion under the heading "Results of Operations" below, in this Item 2, for further information regarding changes in margin.

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

For the three months ended September 30, 2018, the provision to the allowance for loan losses amounted to $750 thousand, compared to $1.2 million during the three months ended September 30, 2017. For the nine months ended September 30, 2018 and September 30, 2017, the provision to the allowance for loan losses amounted to $2.7 million and $1.6 million, respectively.

The primary factor in the increase in the year-to-date provision for loan losses compared to the prior year was a $1.4 million increase in the balance of the allowance for loan losses allocated to impaired and classified loans for the nine months ended September 30, 2018, compared to a decrease of $762 thousand during the nine months ended September 30, 2017. This increase in 2018 was primarily due to credit deterioration of impaired and classified commercial relationships for which management determined that the additional provisions were necessary based on a review of underlying collateral values, individual business circumstances, and credit metrics.

Also affecting the provision for loan losses compared to the prior year were:

•	Net charge-offs of $1.0 million for the nine months ended September 30, 2018, compared to net recoveries of $212 thousand for the nine months ended September 30, 2017.

•	Total non-performing loans as a percentage of total loans amounted to 0.50% at September 30, 2018, compared to 0.57% at September 30, 2017.

•	The ratio of adversely classified loans (substandard, doubtful, loss) to total loans amounted to 1.54% at September 30, 2018, compared to 1.32% at September 30, 2017.

•	Loan growth for the nine months ended September 30, 2018 was $40.6 million, compared to $179.6 million during the nine months ended September 30, 2017.

The allowance for loan losses to total loans ratio was 1.49% at September 30, 2018, 1.45% at December 31, 2017 and 1.51% at September 30, 2017.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended September 30, 2018 amounted to $3.7 million, an increase of $280 thousand, or 8%, compared to the same quarter in the prior year. Non-interest income for the nine months ended September 30, 2018 amounted to $11.2 million, a decrease of $269 thousand, or 2%, compared to the nine months ended September 30, 2017. The changes in both the quarter and year-to-date periods were primarily due to gains or losses on investment security sales in the prior periods. In the 2018 year-to-date period, the Company benefited from increases in investment advisory fees.

Non-interest expense for the quarter ended September 30, 2018 amounted to $20.0 million, an increase of $1.1 million, or 6%, compared to the same quarter in the prior year. For the nine months ended September 30, 2018, non-interest expense amounted to $60.2 million, an increase of $3.2 million, or 6%, compared to the nine months ended September 30, 2017. Increases in expenses over the same periods in the prior year primarily related to the Company's strategic growth and market initiatives, particularly salaries and employee benefits expense, occupancy and equipment expenses, and other professional costs. The 2018 year-to-date period also included higher advertising and public relations expenses, which included the Company's Celebration of Excellence, a community recognition event, in the second quarter of 2018.

The provision for income taxes for the quarter ended September 30, 2018 amounted to $2.4 million, a decrease of $585 thousand, or 19%, compared to the same quarter in the prior year. The provision for income taxes amounted to $6.6 million for the nine months ended September 30, 2018, a decrease of $1.1 million, or 14%, compared to the nine months ended September 30, 2017. Decreases in the income tax provision were primarily due to the positive impact of the 2017 Tax Act, partially offset by lower tax benefits from equity compensation deductions in the current year (which amounted to $274 thousand for the nine months ended September 30, 2018, compared to $832 thousand for the nine months ended September 30, 2017) and higher taxable income levels.

Sources and Uses of Funds

The Company's primary sources of funds are customer and brokered deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize overnight borrowings from correspondent banks. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan or the exercise of stock options, and occasionally the issuance of debt securities or the sale of new stock. The Company's sources of funds are intended to be used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, the second-key component of interest earning assets, amounted to $434.3 million at September 30, 2018, an increase of $29.1 million, or 7%, since December 31, 2017, and comprised 15% and 14% of total assets at September 30, 2018 and December 31, 2017, respectively.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 80% of total assets at September 30, 2018 compared to 81% at December 31, 2017, amounted to $2.31 billion at September 30, 2018, compared to $2.27 billion at December 31, 2017, an increase of $40.6 million, or 2%. Total commercial loans amounted to $1.98 billion, or 86% of gross loans, at September 30, 2018, which was consistent with the composition at December 31, 2017.

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

At September 30, 2018, customer deposits (total deposits excluding brokered deposits) amounted to $2.49 billion, or 86% of total assets, compared to $2.29 billion, or 81% of total assets, at December 31, 2017. Customer deposits increased $194.0 million, or 8%, with growth achieved across all deposit categories, with the largest growth in money market accounts and CD balances.

Wholesale funding amounted to $124.3 million at September 30, 2018, or 4% of total assets, compared to $236.5 million at December 31, 2017, or 8% of total assets. Since December 31, 2017, wholesale funding has decreased $112.2 million, or 47%. Wholesale funding included primarily brokered CD's at September 30, 2018. At December 31, 2017, wholesale funding included brokered CD's of $147.5 million and FHLB advances of $89.0 million. The Company's level of wholesale funding has decreased since December 31, 2017 as increases in customer deposit balances have exceeded loan growth.

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

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products and taking an active role in support of the communities we serve. The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs. In addition, Enterprise carefully plans market expansion through active development of new branch locations, identifying markets strategically located to complement existing locations while expanding the Company's geographic market footprint. In July 2017, the Company opened its 24th branch office, located in Windham, NH, its 7th branch in Southern New Hampshire. In addition, the Company recently relocated the Salem, NH and Leominster, MA branches. We believe these two new, larger, and custom-designed branches, in prime locations, will provide improved, state-of-the-art experiences in these communities to better serve and attract customers. Our consistent branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for investment advisory and wealth management, trust and insurance services, and cash management products.

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

Financial Condition

Total assets increased $73.0 million, or 3%, since December 31, 2017, to $2.89 billion at September 30, 2018.  The balance sheet composition and changes since December 31, 2017 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds ("fed funds") sold. Cash and cash equivalents amounted to 2% of total assets at both September 30, 2018 and December 31, 2017. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At September 30, 2018, the fair value of the investment portfolio amounted to $434.3 million, an increase of $29.1 million, or 7%, since December 31, 2017. The investment portfolio represented 15% of total assets at September 30, 2018 and 14% of total assets at December 31, 2017.  The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017 in order to reduce the magnitude of the impact from market fluctuations on earnings due to new accounting rules in effect January 1, 2018. As of September 30, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

During the nine months ended September 30, 2018, the Company purchased $71.1 million in securities. The Company had principal pay downs, calls and maturities totaling $26.7 million during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, management sold debt securities with an amortized cost of approximately $1.3 million realizing net losses on sales of $33 thousand. For the nine months ended September 30, 2017, the Company recognized net gains of $485 thousand on investment sales, primarily from equity securities mostly offset by losses realized from a debt security portfolio restructuring.

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

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$48,277	11.1%	$51,717	12.8%	$75,072	19.6%
Residential federal agency MBS(1)	156,123	36.1%	140,154	34.6%	100,958	26.4%
Commercial federal agency MBS(1)	76,187	17.6%	66,500	16.4%	64,796	16.9%
Municipal securities	139,137	32.1%	134,346	33.2%	129,762	33.9%
Corporate bonds	12,349	2.9%	11,542	2.8%	11,356	3.0%
Certificates of deposits(2)	944	0.2%	947	0.2%	952	0.2%
Total debt securities	$433,017	100.0%	$405,206	100.0%	$382,896	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations (“CMOs”) issued by U.S. agencies totaling $198.7 million, $171.7 million, and $110.2 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Net unrealized losses on the debt securities portfolio amounted to $11.9 million at September 30, 2018, compared to net unrealized gains of $507 thousand at December 31, 2017 and $3.6 million at September 30, 2017. The Company attributes the increase in net unrealized losses in the current period to the impact of increases in current market yields compared to the yields at the time the investments were purchased by the Company. Unrealized gains or losses on debt securities are carried on the balance sheet and will be recognized in the statements of income if the investments are sold. However, should an investment be deemed "other-than-temporarily impaired" ("OTTI"), the Company is required to write-down the fair value of the investment.  See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” in Item 7 of the Company's 2017 Annual Report on Form 10-K for additional information regarding the accounting for OTTI.

Equity Securities

As of September 30, 2018, the Company held equity securities with a fair value of $1.3 million, compared to no equity securities at December 31, 2017 and $3.0 million at September 30, 2017. In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," and as a result the fair value fluctuations associated with the equity portfolio is recognized in the Company’s consolidated statement of income, in the "Other income" line item. During the three and nine months ended September 30, 2018, the Company’s fair value gain (loss) on equity securities was immaterial. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $2.6 million at September 30, 2018, $5.2 million at December 31, 2017 and $7.2 million at September 30, 2017.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Instruments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 80% of total assets at September 30, 2018 and 81% of total assets at December 31, 2017.  Total loans increased $40.6 million, or 2%, compared to December 31, 2017, and $108.1 million, or 5%, since September 30, 2017. The 2018 year-to-date compression in the rate of net loan growth was due to declines in both commercial loan originations and line advances, and higher levels of refinances and paydowns compared to the prior year. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at September 30, 2018, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,254,066	54.2%	$1,201,351	52.9%	$1,153,108	52.3%
Commercial and industrial	477,897	20.7%	498,802	21.9%	512,736	23.3%
Commercial construction	252,868	10.9%	274,905	12.1%	245,453	11.1%
Total commercial loans	1,984,831	85.8%	1,975,058	86.9%	1,911,297	86.7%
Residential mortgages	220,015	9.5%	195,492	8.6%	194,375	8.8%
Home equity loans and lines	98,369	4.3%	91,706	4.0%	89,044	4.0%
Consumer	9,725	0.4%	10,293	0.5%	10,085	0.5%
Total retail loans	328,109	14.2%	297,491	13.1%	293,504	13.3%

Gross loans	2,312,940	100.0%	2,272,549	100.0%	2,204,801	100.0%
Deferred fees, net	(2,448)		(2,645)		(2,428)
Total loans	2,310,492		2,269,904		2,202,373
Allowance for loan losses	(34,534)		(32,915)		(33,184)
Net loans	$2,275,958		$2,236,989		$2,169,189

As of September 30, 2018, commercial real estate loans increased $52.7 million, or 4%, compared to December 31, 2017, and increased 9% compared to September 30, 2017. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of September 30, 2018, commercial and industrial loans balances decreased $20.9 million, or 4%, compared to December 31, 2017 and decreased 7% compared to September 30, 2017.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $22.0 million, or 8%, since December 31, 2017, but increased 3% compared to September 30, 2017. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

Retail loan balances increased by $30.6 million, or 10%, since December 31, 2017, and have increased by 12% since September 30, 2017.  The increase over the same period in the prior year was primarily with loans secured by residential property.

At September 30, 2018, commercial loan balances participated out to various banks amounted to $74.8 million, compared to $70.7 million at December 31, 2017, and $67.7 million at September 30, 2017.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $69.7 million, $91.6 million and $89.4 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Asset Quality

The following table sets forth information regarding non-performing assets, trouble debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Non-accrual loan summary:
Commercial real estate	$7,180	$6,751	$8,058
Commercial and industrial	3,123	1,294	3,428
Commercial construction	185	193	197
Residential	482	262	267
Home equity	535	463	477
Consumer	106	34	35
Total non-accrual loans	11,611	8,997	12,462
Overdrafts > 90 days past due	10	35	27
Total non-performing loans	11,621	9,032	12,489
OREO	—	—	—
Total non-performing assets	$11,621	$9,032	$12,489
Total Loans	$2,310,492	$2,269,904	$2,202,373
Accruing TDR loans not included above	$17,870	$17,356	$17,301
Delinquent loans 60-89 days past due and still accruing	$1,787	$1,026	$746
Loans 60-89 days past due and still accruing to total loans	0.08%	0.05%	0.03%
Adversely classified loans to total loans	1.54%	1.16%	1.32%
Non-performing loans to total loans	0.50%	0.40%	0.57%
Non-performing assets to total assets	0.40%	0.32%	0.46%
Allowance for loan losses	$34,534	$32,915	$33,184
Allowance for loan losses to non-performing loans	297.17%	364.43%	265.71%
Allowance for loan losses to total loans	1.49%	1.45%	1.51%

The net increase in non-accrual loans since December 31, 2017 was due primarily to the migration of commercial relationships in the commercial and industrial, and commercial real estate portfolios. These additions, among others, were partially offset by principal paydowns and credit rating upgrades during the period. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2017 are discussed further below.

At September 30, 2018 and December 31, 2017, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $35.5 million and $26.4 million, respectively. Total adversely classified loans amounted to 1.54% of total loans at September 30, 2018, compared to 1.16% at December 31, 2017. The increase in adversely classified loans since December 31, 2017 encompassed the non-accrual additions noted above, as well as additional credit downgrades on commercial relationships that, based on management's review, did not warrant non-accrual or impaired status at September 30, 2018. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $24.0 million at September 30, 2018 and $17.4 million at December 31, 2017.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $11.5 million at September 30, 2018 and $9.0 million at December 31, 2017.  Non-accrual loans that were not adversely classified amounted to $83 thousand and $21 thousand at September 30, 2018 and December 31, 2017, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $29.5 million and $26.3 million at September 30, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $17.9 million and $17.4 million at September 30, 2018 and December 31, 2017, respectively, while non-accrual impaired loans amounted to $11.6 million and $8.9 million as of September 30, 2018 and December 31, 2017, respectively.

In management's opinion, the majority of impaired loan balances at September 30, 2018 and December 31, 2017 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at September 30, 2018, impaired loans totaling $24.2 million required no specific reserves and impaired loans totaling $5.2 million required specific reserve allocations of $2.5 million.  At December 31, 2017, impaired loans totaling $22.2 million required no specific reserves and impaired loans totaling $4.1 million required specific reserve allocations of $1.4 million.  Management closely monitors impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of September 30, 2018 and December 31, 2017 were $21.5 million and $20.3 million, respectively.  TDR loans on accrual status amounted to $17.9 million and $17.4 million at September 30, 2018 and December 31, 2017, respectively. TDR loans included in non-performing loans amounted to $3.6 million at September 30, 2018 and $2.9 million at December 31, 2017.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The Company carried no OREO at September 30, 2018, December 31, 2017 and September 30, 2017. There were no additions, sales or write-downs on OREO during the nine months ended September 30, 2018 or 2017.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the 2017 Annual Report on Form 10-K.  Please refer to Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements contained in the 2017 Annual Report on Form 10-K for further discussion of management's methodology used to estimate a sufficient allowance for loan losses, the credit risk management function and adversely classified loan rating system.

The allowance for loan losses to total loans ratio was 1.49% at September 30, 2018, 1.45% at December 31, 2017, and 1.51% at September 30, 2017. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2018.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Balance at beginning of year	$32,915	$31,342

Provision charged to operations	2,650	1,630
Recoveries on charged-off loans:
Commercial real estate	21	193
Commercial and industrial	202	391
Commercial construction	—	—
Residential	—	—
Home equity	52	3
Consumer	36	6
Total recoveries	311	593
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	1,231	321
Commercial construction	—	—
Residential	—	—
Home equity	—	—
Consumer	111	60
Total charged off	1,342	381

Net loans charged off (recovered)	1,031	(212)
Ending Balance	$34,534	$33,184
Annualized net loans charged off (recovered): Average loans outstanding	0.06%	(0.01)%

See Note 4, “Allowance for Loan Losses” to the Company's consolidated financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for loan losses.

Deposits

Total deposits amounted to $2.61 billion as of September 30, 2018, an increase of $170.4 million, or 7%, compared to December 31, 2017. Total deposits as a percentage of total assets were 90% at September 30, 2018 and 87% at December 31, 2017.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$735,828	28.2%	$705,846	28.9%	$717,879	31.2%
Interest-bearing checking	401,138	15.4%	391,111	16.0%	359,308	15.6%
Total checking	1,136,966	43.6%	1,096,957	44.9%	1,077,187	46.8%

Savings	196,793	7.5%	193,385	7.9%	198,595	8.6%
Money markets	899,120	34.4%	807,931	33.1%	770,006	33.4%
Total savings/money markets	1,095,913	41.9%	1,001,316	41.0%	968,601	42.0%

Certificates of deposit (CDs)	254,994	9.8%	195,599	8.0%	174,393	7.6%
Total customer deposits	2,487,873	95.3%	2,293,872	93.9%	2,220,181	96.4%

Brokered deposits (1)	123,839	4.7%	147,490	6.1%	82,492	3.6%
Total deposits	$2,611,712	100.0%	$2,441,362	100.0%	$2,302,673	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of September 30, 2018, customer deposits (deposits, excluding brokered deposits) increased $194.0 million, or 8%, since December 31, 2017, and $267.7 million, or 12%, since September 30, 2017. There were increases across all deposit categories since December 31, 2017, with the largest growth in money market accounts and CD balances.

Total customer deposits include reciprocal balances received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original deposited funds comes back to the Company as customer deposits within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $284.8 million, $249.6 million and $222.7 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. At September 30, 2018, December 31, 2017, and September 30, 2017 brokered deposits were comprised only of selected term brokered CDs from large money center banks in increments of $250,000 or less. As of September 30, 2018, brokered CDs decreased $23.7 million, or 16%, compared to December 31, 2017. Brokered CDs outstanding at September 30, 2018 had a weighted average remaining life of less than six months. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds of $497 thousand at September 30, 2018 linked to outstanding commercial loans under a community reinvestment program of the FHLB. At December 31, 2017 and September 30, 2017, borrowed funds, comprised wholly of FHLB borrowings, amounted to $89.0 million and $149.3 million, respectively.

At September 30, 2018, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $530.0 million and capacity to borrow from the FRB Discount Window of approximately $135.0 million.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2017, wholesale funding has decreased $112.2 million, or 47%, as customer deposit growth has exceeded loan growth.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$123,839	99.6%	$147,490	62.4%	$82,492	35.6%
Borrowed funds	497	0.4%	89,000	37.6%	149,255	64.4%
Wholesale funding	$124,336	100.0%	$236,490	100.0%	$231,747	100.0%

See "Liquidity" below for additional information.

Subordinated Debt

The Company had $14.9 million (net of deferred issuance costs) of outstanding subordinated debt at September 30, 2018, compared to $14.8 million at both December 31, 2017 and September 30, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. See also Note 6, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's subordinated debt.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  The Company's liquidity policies are set and monitored by the Company's Board of Directors (the "Board").  The duties and responsibilities related to asset-liability management matters are also covered by the Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At September 30, 2018, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB (generally overnight and short-term advances) and brokered deposits (generally short or long term CDs). In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

Management believes, as of September 30, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2018, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2018 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$290,819	11.98%	$194,203	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$245,566	10.12%	$145,652	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$245,566	8.34%	$117,735	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$245,566	10.12%	$109,239	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$290,630	11.97%	$194,203	8.00%	$242,754	10.00%
Tier 1 Capital (to risk weighted assets)	$260,234	10.72%	$145,652	6.00%	$194,203	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$260,234	8.84%	$117,802	4.00%	$147,253	5.00%
Common equity tier 1 capital (to risk weighted assets)	$260,234	10.72%	$109,239	4.50%	$157,790	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 1.875% as of September 30, 2018, see discussion below.
(2) For the Bank to qualify as “well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

Under regulations adopted by the federal bank regulatory agencies known as the “Basel III Rules,” capital ratio requirements increased in January 2015 for all banking organizations, and also include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of September 30, 2018.

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

For the nine months ended September 30, 2018, the Company paid $5.1 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 30,251 shares of the Company's common stock, totaling $1.1 million. The direct purchase component of the DRSPP was used by stockholders to purchase 2,511 shares of the Company's common stock, totaling $89 thousand, during the nine months ended September 30, 2018.

On October 16, 2018, the Company announced a quarterly dividend of $0.145 per share to be paid on December 3, 2018 to stockholders of record as of November 12, 2018. The 2018 dividend rate represents a 7.4% increase over the 2017 dividend rate.

For further information about the Company's capital, see Note 8 and Note 10, both titled "Stockholders' Equity," to the Company's unaudited consolidated financial statements contained in Item 1 of this Form 10-Q and to the Company's consolidated financial statements contained in the 2017 Annual Report on Form 10-K, respectively.

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

As of September 30, 2018, investment assets under management, which are reflected at fair market value, increased $38.1 million, or 5%, since December 31, 2017 and increased $82.5 million, or 10%, since September 30, 2017.

As of September 30, 2018, total assets under management increased $114.0 million, or 3%, since December 31, 2017 and $252.9 million, or 7%, since September 30, 2017.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Total assets	$2,890,604	$2,817,564	$2,725,472
Loans serviced for others	91,931	89,059	86,738
Investment assets under management	883,032	844,977	800,499
Total assets under management	$3,865,567	$3,751,600	$3,612,709

Results of Operations
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Unless otherwise indicated, the reported results are for the three months ended September 30, 2018 with the "same period," the "comparable period," and "prior period" being the three months ended September 30, 2017. Average yields are presented on a tax equivalent basis.

The Company's net income for the third quarter of 2018 amounted to $8.0 million, compared to $5.5 million for the same period in 2017, an increase of $2.5 million, or 45%.  Diluted earnings per share were $0.68 and $0.47 for the three months ended September 30, 2018 and September 30, 2017, respectively, an increase of 45%.

Net Interest Income

The Company's net interest income for the quarter ended September 30, 2018 amounted to $27.4 million, compared to $25.1 million for the quarter ended September 30, 2017, an increase of $2.3 million, or 9%.  The increase in net interest income over the comparable period was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.89% for the three months ended September 30, 2018, compared to 4.03% for the quarter ended September 30, 2017. Margin was 4.03% for the quarter ended June 30, 2018. Margin has decreased since the June 2018 quarter due primarily to higher balances in lower-yielding other interest earning assets in the current quarter.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$3,217	$1,880	$1,140	$197
Investment securities	725	437	30	258
Other interest earning assets (1)	361	210	59	92
Total interest-earning assets	4,303	2,527	1,229	547
Interest Expense
Interest checking, savings and money market	1,140	75	986	79
Certificates of deposit	573	169	275	129
Brokered CDs	475	201	154	120
Borrowed funds	(163)	(164)	44	(43)
Total interest-bearing funding	2,025	281	1,459	285
Change in net interest income	$2,278	$2,246	$(230)	$262
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2018 and 2017:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,312,367	$28,109	4.85%	$2,149,365	$24,892	4.65%
Investments (3)	438,812	2,742	2.77%	375,236	2,017	2.73%
Other interest earning assets (4)	92,602	497	2.13%	36,271	136	1.48%
Total interest-earning assets	2,843,781	31,348	4.44%	2,560,872	27,045	4.33%
Other assets	96,663			110,750
Total assets	$2,940,444			$2,671,622

Liabilities and stockholders' equity:
Int chkg, savings and money market	$1,516,177	2,023	0.53%	$1,396,589	883	0.25%
Certificates of deposit	247,709	945	1.51%	170,500	372	0.87%
Brokered CDs	151,520	729	1.91%	84,649	254	1.19%
Borrowed funds	1,585	6	1.59%	53,181	169	1.26%
Subordinated debt (5)	14,855	233	6.23%	14,842	233	6.23%
Total interest-bearing funding	1,931,846	3,936	0.81%	1,719,761	1,911	0.44%

Net interest rate spread			3.63%			3.89%

Demand deposits	747,642	—		704,177	—
Total deposits, borrowed funds and subordinated debt	2,679,488	3,936	0.58%	2,423,938	1,911	0.31%
Other liabilities	20,565			17,714
Total liabilities	2,700,053			2,441,652

Stockholders' equity	240,391			229,970
Total liabilities and stockholders' equity	$2,940,444			$2,671,622

Net interest income		$27,412			$25,134
Net interest margin (tax equivalent)			3.89%			4.03%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $459 thousand and $845 thousand for the quarters ended September 30, 2018 and September 30, 2017, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

For the third quarter of 2018, total interest and dividend income amounted to $31.3 million, an increase of $4.3 million, or 16%, compared to the prior period.  The increase resulted primarily from an increase of $282.9 million, or 11%, in the average balance of interest earning assets and an 11 basis point increase in the average yield. The yield on interest earning assets has increased since the prior period primarily from increases in market rates and loans repricing at higher rates.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $28.1 million for the three months ended September 30, 2018, an increase of $3.2 million, or 13%, over the comparable period, due to both loan growth and an increase in the average yields on loans and loans held for sale. The average balances of loans and loans held for sale increased $163.0 million, or 8%, for the three months ended September 30, 2018 compared to the same period in 2017, and average yields increased 20 basis points.

Income on investment securities amounted to $2.7 million, an increase of $725 thousand, or 36%, compared to the same period in 2017. This increase primarily resulted from an increase of $63.6 million, or 17%, in the average balance of investment securities. Average investment yields also increased 4 basis points.

Income on other interest-earning assets amounted to $497 thousand for the three months ended September 30, 2018, an increase of $361 thousand, compared to the same quarter in the prior year. This increase was due to both an increase of $56.3 million in the average balance of other interest-earning assets and an increase of 65 basis points in the average yield on other interest-earning assets due mainly to higher rates earned since the prior period.

Interest Expense

For the three months ended September 30, 2018, total interest expense amounted to $3.9 million, an increase of $2.0 million compared to the prior period. The increase in total interest expense was primarily due to an increase in average rates and to a lesser extent increases in average balances. Average rates on interest-bearing funding increased 37 basis points over the same period in the prior year, primarily in response to higher market rates, and the average balance of interest-bearing funding increased $212.1 million, or 12%, over the same period in 2017.

Interest expense on interest checking, savings and money market accounts amounted to $2.0 million, an increase of $1.1 million compared to the same period due primarily to an increase in average rates of 28 basis points. Average balances also increased $119.6 million, or 9%.

Interest expense on CDs amounted to $945 thousand, an increase of $573 thousand, compared to the same period in the prior year, primarily due to increases in both average rates and average balances. Average rates increased 64 basis points and average balances increased $77.2 million, or 45%.

Interest expense on brokered CDs amounted to $729 thousand, an increase of $475 thousand, compared to the 2017 period, due to increases in both average brokered CD balances and average rates. Average balances increased $66.9 million, or 79%, and average rates increased 72 basis points.

Interest expense on borrowed funds amounted to $6 thousand, a decrease of $163 thousand, or 96%, due to a decrease in the average balances, partially offset by an increase in average rates. Average balances decreased $51.6 million, or 97%, while average rates increased 33 basis points compared to prior period.

The average balance of non-interest bearing demand deposits increased $43.5 million, or 6%, as compared to the same period in 2017.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 28% and 30% of total average deposit balances for the three months ended September 30, 2018 and September 30, 2017, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $750 thousand for the three months ended September 30, 2018, a decrease of $475 thousand compared to the prior period.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2018 amounted to $3.7 million, an increase of $280 thousand, or 8%, as compared to the same period in 2017. The change in the quarter was due to $1.6 million in net losses on investment security sales in the 2017 period, predominantly from a debt security portfolio restructuring, partially offset by gains on equity sales of $1.3 million.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2018 amounted to $20.0 million, an increase of $1.1 million, or 6%, compared to the prior period. The significant changes are discussed below:

•	Salaries and employee benefits increased by $793 thousand, or 7%, primarily to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $117 thousand, or 6%, due in large part to the addition of the Windham, NH branch and the relocation of the Salem, NH and Leominster, MA branches.

Income Taxes

The effective tax rate for the three months ended September 30, 2018 was 23.3%, compared to 35.4% for the three months ended September 30, 2017. The decrease in rate was primarily due to the positive impact of the 2017 Tax Act, which reduced the Company’s federal statutory tax rate beginning in 2018 to 21% from its 2017 level of approximately 35%.

Results of Operations
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2018 with the "same period," the "comparable period," "prior year," and "prior period" being the nine months ended September 30, 2017. Average yields are presented on a tax equivalent basis.

The Company's net income for the nine months ended September 30, 2018 amounted to $22.4 million, compared to $16.7 million for the same period in 2017, an increase of $5.7 million, or 34%.  Diluted earnings per share were $1.91 and $1.43 for the nine months ended September 30, 2018 and September 30, 2017, respectively, an increase of 34%.

Net Interest Income

The Company's net interest income for the nine months ended September 30, 2018 was $80.6 million, compared to $71.5 million for the nine months ended September 30, 2017, an increase of $9.1 million, or 13%.  The increase in net interest income over the comparable period was due primarily to income generated from loan growth.

Net Interest Margin

The Company's margin was 3.95% for both the nine months ended September 30, 2018 and September 30, 2017. Yields on interest-earnings assets and average rates on interest-bearing funding have increased due to changes in the economic environment as compared the same period in the prior year.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$11,242	$6,654	$3,835	$753
Investment securities	1,934	1,018	183	733
Other interest-earning assets (1)	516	220	171	125
Total interest-earning assets	13,692	7,892	4,189	1,611

Interest Expense
Interest checking, savings and money market	1,865	102	1,659	104
Certificates of deposit	1,388	388	722	278
Brokered CDs	1,400	819	262	319
Borrowed funds	(90)	(194)	195	(91)
Subordinated debt	—	1	—	(1)
Total interest-bearing funding	4,563	1,116	2,838	609
Change in net interest income	$9,129	$6,776	$1,351	$1,002
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2018 and 2017:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$2,294,006	$81,786	4.79%	$2,098,992	$70,544	4.55%
Investment Securities (3)	426,108	7,835	2.74%	377,273	5,901	2.65%
Other interest-earning assets (4)	51,535	818	2.12%	29,748	302	1.35%
Total interest-earnings assets	2,771,649	90,439	4.43%	2,506,013	76,747	4.23%
Other assets	97,808			107,542
Total assets	$2,869,457			$2,613,555

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,442,949	4,332	0.40%	$1,386,227	2,467	0.24%
Certificates of deposit	232,145	2,374	1.37%	166,546	986	0.79%
Brokered CDs	166,579	2,064	1.66%	74,584	664	1.19%
Borrowed funds	27,094	332	1.64%	50,179	422	1.12%
Subordinated debt (5)	14,852	692	6.23%	14,839	692	6.23%
Total interest-bearing funding	1,883,619	9,794	0.70%	1,692,375	5,231	0.41%

Net interest rate spread			3.73%			3.82%

Demand deposits	731,664	—		680,817	—
Total deposits, borrowed funds and subordinated debt	2,615,283	9,794	0.50%	2,373,192	5,231	0.29%
Other liabilities	19,313			16,732
Total liabilities	2,634,596			2,389,924

Stockholders' equity	234,861			223,631
Total liabilities and stockholders' equity	$2,869,457			$2,613,555

Net interest income		$80,645			$71,516
Net interest margin (tax equivalent)			3.95%			3.95%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.4 million for the nine months ended September 30, 2018 and $2.5 million for the comparable period in 2017.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

Total interest and dividend income amounted to $90.4 million for the nine months ended September 30, 2018, an increase of $13.7 million, or 18%, compared to the prior period.  The increase resulted from both an increase of $265.6 million, or 11%, in the average balance of interest-earning assets, mainly loans, as well as a 20 basis point increase in average yields. The yield on interest earning assets has increased since the prior period primarily from increases in market rates and loans repricing at higher rates.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $81.8 million, an increase of $11.2 million, or 16%, over the comparable period, due mainly to an increase of average loans and loans held for sale balances by $195.0 million, or 9%, compared to the prior period. Additionally, the average yield on loans and loans held for sale also increased 24 basis points since the same period in 2017 and amounted to 4.79% for the nine months ended September 30, 2018,

Income on investment securities amounted to $7.8 million, an increase of $1.9 million, or 33%, compared to the same period in 2017. This increase primarily resulted from an increase in the average balance of investment securities by $48.8 million, or 13%. Additionally, the yield on investment securities increased by 9 basis points, primarily due to the restructuring of the debt portfolio during the second half of 2017.

Other interest-earning assets income amounted to $818 thousand for the nine months ended September 30, 2018, an increase of $516 thousand compared to the prior period. The increase resulted from both a $21.8 million, or 73% increase in the average balances and a 77 basis point increase in the average yield.

Interest Expense

For the nine months ended September 30, 2018, total interest expense amounted to $9.8 million, an increase of $4.6 million, or 87%, over the same period in 2017 due to increases in both the cost of funds and average interest-bearing balances. The average rate on interest-bearing funding increased by 29 basis points and the average balances increased $191.2 million, or 11%.

Interest expense on interest checking, savings and money market accounts amounted to $4.3 million, an increase of $1.9 million, or 76%, compared to the prior period due primarily to an increase in average rates of 16 basis points over the comparable period.

Interest expense on CDs amounted to $2.4 million, an increase of $1.4 million over the same period in 2017 due to increases in both the average rate, which increased 58 basis points, and the average balances, which increased $65.6 million, or 39%.

Interest expense on brokered CDs amounted to $2.1 million, an increase of $1.4 million, due primarily to an increase the average balances and to a lesser extent an increase in rates. Average balances increased $92.0 million and the average rate increased 47 basis points.

Interest expense on borrowed funds amounted to $332 thousand, a decrease of $90 thousand, or 21%, due to a decrease in average balances since the prior year, partially offset by higher average rates. Average balances decreased $23.1 million, or 46%, while average rates increased 52 basis points since the prior period, mainly due to higher interest rates on FHLB borrowings.

For the nine months ended September 30, 2018, the average balance of non-interest bearing demand deposits increased $50.8 million, or 7%, as compared to the same period in 2017.  Non-interest bearing demand deposits are an important component of the Company's core funding strategy.  This non-interest bearing funding source represented 28% and 29% of total average deposit balances for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $2.7 million for the nine months ended September 30, 2018, an increase of $1.0 million compared to the same period in 2017.  This increase in the provision compared to the prior period was due primarily to an increase in the balance of the allowance for loan losses allocated to impaired and classified loans for the nine months ended September 30, 2018, compared to a decrease during the nine months ended September 30, 2017.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2018 amounted to $11.2 million, a decrease of $269 thousand, or 2%, as compared to the nine months ended September 30, 2017. The significant changes are discussed below:

•	Investment advisory fees increased $411 thousand, or 11%, and was primarily driven by asset growth due to new business and market appreciation.

•	Deposit and interchange fees increased $219 thousand, or 5%, primarily due to increases in ATM interchange fee income in the current year.

•
Net (losses) gains on sales of investment securities decreased $518 thousand. The change compared to the prior year was primarily due to net gains primarily from equity securities, mostly offset by losses realized from a debt security portfolio restructuring in 2017.

•	Net gain on sales of loans decreased $180 thousand, or 50%, due to a lower volume of activity in loans held for sale in the current year.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2018 amounted to $60.2 million, an increase of $3.2 million, or 6%, compared to the same period in 2017.  The significant changes are discussed below:

•	Salaries and employee benefits increased $1.7 million, or 5%, primarily to support the Company's strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $427 thousand, or 7%, due in large part to the addition of the Windham, NH branch and the relocation of the Salem, NH and Leominster, MA branches.

•	Advertising and public relations expenses increased $405 thousand, or 20%, primarily due to the Company's Celebration of Excellence, a community recognition event, in the second quarter of 2018.

•	Audit, legal and other professional fees increased $303 thousand, or 29%, largely in other professional costs to further support the Company's strategic initiatives.

Income Taxes

The effective tax rate for the nine months ended September 30, 2018 was 22.9%, compared to 31.7% for the nine months ended September 30, 2017. The decrease in rate was primarily due to the positive impact of the 2017 Tax Act. Partially offsetting the impact of the federal tax rate change were lower tax benefits from equity compensation deductions in the current year (which amounted to approximately $274 thousand for the nine months ended September 30, 2018 compared to $832 thousand for the nine months ended September 30, 2017).

Recent Accounting Pronouncements

See Note 1, Item (f), “Recent Accounting Pronouncements” to the Company's unaudited consolidated financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2017 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. At September 30, 2018, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side. Refer to heading “Results of Operations” contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2018) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2018:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	1,910	$37.86	—	—
August	—	—	—	—
September	—	—	—	—

(1) Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 6, 2018	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)