Form 10-K
period 2018-12-31
ENTERPRISE BANCORP INC /MA/
filed 2019-03-13
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant's telephone number, including area code

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $379,229,680 ($40.43 per share) as of June 30, 2018

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
March 1, 2019, Common Stock, par value $0.01, 11,722,413 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 7, 2019 are incorporated by reference in Part III of this Form 10-K.

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

•
Enterprise Wealth Services, LLC, organized in 2000 in the State of Delaware for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Wealth Services;" and

•
Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

Enterprise's headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

The Company's common stock trades on the NASDAQ Global Market under the trading symbol "EBTC."

Market Area

The Company's primary market area is the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties).  Enterprise has 24 full-service branch banking offices located in the Massachusetts communities of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Lawrence, Leominster, Lowell, Methuen, Tewksbury, Tyngsboro and Westford, and in the New Hampshire communities of Derry, Hudson, Nashua, Pelham, Salem and Windham, which serve those cities and towns as well as the surrounding communities.

Management actively seeks to strengthen the Company's market position by capitalizing on market opportunities to grow all business lines and the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of gathering deposits from the general public and investing primarily in commercial loans and investment securities and utilizing the resulting cash flows to conduct operations, expand service and product offerings, expand the branch network, and pay dividends to stockholders.  Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, insurance services, as well as wealth management, wealth services, and trust services. The integrated branch network serves all product channels with knowledgeable service providers and well-appointed facilities.  Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state-of-the-art delivery channels in order to tailor product lines to customers' needs. These products and services are outlined below.

The Company's business is not dependent on one, or a few, customers, or upon a particular industry, the loss of which would have a material adverse impact on the financial condition or operations of the Company.

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professional practices and individuals. The Company's primary lending focus is on the development of high-quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial businesses, strong community involvement, and focused marketing strategies.  Loans made to businesses, non-profits, and professional practices may include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit.  The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

Interest rates charged on loans may be fixed or variable; variable rate loans may have fixed initial periods before periodic rate adjustments begin. Individual rates offered are dependent on the associated degree of credit risk, term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with the borrower, and may be subject to interest rate floors. Rates are also subject to competitive pressures, the current interest-rate environment, availability of funds, and government regulations. The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The transaction structure effectively minimizes the Bank's net interest rate risk exposure resulting from such transactions.

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each of the Bank's branch locations.  An internal loan review function assesses the compliance of commercial loan originations with the Company's internal policies and underwriting guidelines and monitors the ongoing quality of the loan portfolio. The Company also contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule. The review is focused on the non-criticized segment of the portfolio, based on the type, size, rating, and overall risk of the loan and generally encompasses 55% or more of the commercial portfolio. This same company is also contracted to perform limited stress testing on the commercial real estate loan portfolio on an annual basis.

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

A management loan review committee, consisting of senior lending officers, credit, loan workout, loan operations, risk management and accounting personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the internal "watched asset list" and classified loan report. An internal credit review committee, consisting of senior lending officers and credit review personnel, meets to review loan requests related to borrowing relationships of certain dollar levels, as well as other borrower relationships recommended for discussion by committee members.

The Loan Committee of the Company's Board of Directors (the "Board") approves loan relationships exceeding certain prescribed dollar limits.  The Board's Loan Committee reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board's Loan Committee is also responsible for approval of the loan policy and credit-related charge-offs recommended by management, subject to final approval by the full Board.

At December 31, 2018, the Bank's statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $54.2 million, subject to certain exceptions provided under applicable law.

See also Item 1A, "Risk Factors," and "Credit Risk," contained under the heading "Financial Condition," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on a variety of risks and uncertainties that may affect the Company's loan portfolio.

Commercial Real Estate, Commercial and Industrial, and Commercial Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied (investor) real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately 15 to 25 years. Variable interest-rate loans have a variety of adjustment terms and underlying interest-rate indices and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial and industrial loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing (including equipment leases), formula-based lines of credit, and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Revolving lines of credit are written on demand and are subject to annual credit review. Commercial and industrial loans have average repayment periods of one to seven years.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan inception. When the participation qualifies as a sale under U.S. generally accepted accounting procedures ("GAAP"), the balances participated out to other institutions are not carried as assets on the Company’s consolidated financial statements. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership.

In addition, the Company participates in various community development loan funds in which local banks contribute to a loan pool that is independently managed. These loan pools make small dollar loans available to local businesses and start-ups that might otherwise not qualify for traditional small business loans directly from banks, with the potential risk spread among the participating banks. The goal of these partnerships with community development loan funds is to stimulate local economic development, create jobs, and help small businesses and entrepreneurs to become more viable, bankable and an integrated part of the local community.

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

Residential Loans

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower's primary residence, or as vacation homes or investment properties.  Loan-to-value policy limits vary, generally from 75% for multi-family, owner-occupied properties, up to 97% for single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

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

Credit Risk and Allowance for Loan Losses

Information regarding the Company's credit risk and allowance for loan losses is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the section "Financial Condition," under the headings "Credit Risk," "Asset Quality," and "Allowance for Loan Losses."

Deposit Products

Deposits have traditionally been the principal source of the Company's funds. Enterprise offers a broad selection of competitive commercial and retail deposit products, including transactional checking accounts, non-transactional savings and money market accounts, commercial sweep products, and term certificates of deposit ("CDs") typically ranging from 1 month to 72 months. The Company caters its deposit product offerings to commercial businesses, professionals, municipalities, and individuals. As a member of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

In addition to the deposit products noted above, the Company also provides customers the ability to allocate checking deposits, money markets, and CDs balances to nationwide networks of reciprocating FDIC insured banks. Deposits are placed into nationwide networks in increments that are eligible for FDIC insurance.  This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the "excess" funds in FDIC insured accounts or term CDs issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's consolidated balance sheet, however the network's reciprocal dollar deposits are carried within the appropriate product category under customer deposits on the consolidated balance sheet.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships. Low-cost checking deposits are an important component of the Company's core funding strategy.

Enterprise also utilizes brokered deposits, mainly term products, from several available sources, as part of the Company's asset-liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding.

Cash Management Services

In addition to the lending and deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services and products that enhance the reporting on and acceptance of deposited funds, the use of those funds for such purposes as payments, disbursements and overnight investment through the use of investment sweep services including third party FDIC enhanced money markets or third party non-deposit mutual funds. Management believes that commercial customers benefit from the flexibility of these products, while retaining conservative investment options of high quality and safety.  The balances swept on a daily basis into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

Product Delivery Channels

In addition to traditional product access channels, customers may access their bank accounts securely via personal computer or any internet-enabled phone or mobile device.  Various electronic banking capabilities are delivered through the Bank's online website and mobile app allowing customers to view account balances, transactions, check images and statements, as well as perform internal and external account transfers, pay bills, and make person-to-person payments and check deposits.

Online and mobile banking tools utilize multiple layers of customer authentication including device, geographic and biometric recognition, personal access ID’s and passwords, as well as digital signatures for certain transactions.

Wealth Management and Wealth Services

The Company provides a range of wealth advisory and management services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services.

Wealth advisory and management services include customized investment management and trust services provided under the label "Enterprise Wealth Management" to individuals, family groups, commercial businesses, trusts, foundations, non-profit organizations, and endowments.

Enterprise Wealth Management primarily utilizes an open-architecture approach to client investment management.  The philosophy is to identify and select high performing mutual funds and independent investment management firms on behalf of our clients.  The Company partners with investment research and due diligence firms to strengthen strategic development and provide performance monitoring capabilities.  These firms perform detailed research and due diligence reviews and provide objective analysis of each independent management firm based on historic returns, management quality, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

Enterprise Wealth Management also offers the flexibility of an individually-managed portfolio for clients who prefer customized asset management with a variety of investment options, which includes our Large Cap Core Equity Strategy, a proprietary blend of value and growth stocks.

Enterprise Wealth Services provides brokerage and management services through a third-party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor. Retirement plan services are offered through third-party arrangements with leading 401(k) plan providers.

The Enterprise Wealth Management Committee ("EWMC") of the Board is responsible for overseeing that the fiduciary and investment activities of the Enterprise Wealth Management and Services department are consistent with those powers delegated by the Board and overseeing that prudent care and discretion are followed in the management of client assets including client and Bank risk exposure. EWMC is also responsible for reviewing investment performance of investment advisors, strategic planning initiatives and results, and proposed new products or services, among other responsibilities.

Insurance Services

Enterprise Insurance Services, LLC, engages in insurance sales activities through a third-party arrangement with HUB International New England, LLC ("HUB"), which is a full-service insurance agency, with offices in Massachusetts and New Hampshire, and is part of HUB International Limited, which operates throughout the United States and Canada. Enterprise Insurance Services provides, through HUB, a full array of insurance products including property and casualty, employee benefits and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the Company's market area.

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

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts investments in debt securities to high-quality securities within prescribed categories as approved by the Board. Management utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios within prescribed guidelines set by management. The Company's internal investment policy also sets sector limits as a percentage of the total portfolio, identifies acceptable and unacceptable investment practices, and denotes approved security dealers. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

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

The Company primarily invests in debt securities, with a small portion of the portfolio invested in equities. As of the balance sheet dates reflected in this annual report, all of the debt securities within the Company's investment portfolio were classified as available-for-sale and carried at fair value, with changes in fair value reflected in Other Comprehensive Income. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired ("OTTI"). For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if: 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery, or 3) a credit loss exists, and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income.

The equity securities are carried at fair value, with changes in fair value recognized in net income.

Management reports investment transactions, portfolio allocation, effective duration, fair value at risk and projected cash flows to the Board on a periodic basis.  Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to the Board.  The Board also approves the Company's internal investment policy annually and ongoing investment strategy.

The Company is required to purchase Federal Home Loan Bank of Boston ("FHLB") stock at par value in association with the Bank's outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value.

See also Item 1A, "Risk Factors," and "Impairment Review of Investment Securities," contained under the heading "Accounting Policies/Critical Accounting Estimates," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on a variety of risks and uncertainties that may affect the Company's investment portfolio.

Other Sources of Funds

As discussed above, deposit gathering has been the Company's principal source of funds.  Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the FRB Discount Window and borrowing arrangements with correspondent banks.

Membership in the FHLB provides borrowing capacity based on qualifying collateral balances pre-pledged to the FHLB, including certain residential loans, home equity lines, commercial loans, U.S. government and agency securities and certain municipal securities.

Borrowings from the FHLB typically are utilized to fund short-term liquidity needs or specific lending projects under the FHLB's community development programs. The FHLB funding facility is an integral component of the Company's asset-liability management program.

The FRB Discount Window borrowing capacity is based on the pledge of qualifying collateral balances to the FRB.  Collateral pledged for this FRB facility consists primarily of certain municipal and corporate securities held in the Company's investment portfolio. Additional types of collateral are available to increase borrowing capacity with the FRB if necessary.

Pre-established non-collateralized overnight borrowing arrangements with large national and regional correspondent banks provide additional overnight and short-term borrowing capacity for the Company and are classified as "other borrowings" under Borrowed Funds on the Company's balance sheets.

See also Item 1A, "Risk Factors," for further discussion on a variety of risks and uncertainties that may affect the Company's ability to obtain funding and sustain liquidity.

Subordinated Debt

The Company had $14.9 million (net of deferred issuance costs) of outstanding subordinated debt at December 31, 2018, compared to $14.8 million at December 31, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015 in a private placement to an accredited investor. See also Note 7, "Borrowed Funds and Subordinated Debt" to the Company's consolidated financial statements contained in Item 8 below, for further information regarding the Company's subordinated debt.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company's dividend reinvestment plan and direct stock purchase plan (together, the "DRSPP"). Additional sources of capital for the Company and the Bank have been proceeds from the issuance of common stock and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations.

Since January 1, 2015, the Company has been subject to increasing capital ratio requirements, with a phase-in period that ended in January 2019, as a result of regulation adopted by the federal bank regulatory agencies known as the "Basel III Rules." Management believes, as of December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which they were subject. As of December 31, 2018, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

See also "Capital Requirements," under the heading "Supervision and Regulation," contained below, for further information regarding the Company's and the Bank's regulatory capital requirements.  See Note 10, "Stockholders' Equity," to the Company's consolidated financial statements, contained in Item 8 below, for further information regarding the Company's stockholder's equity and capital ratios.

Patents, Trademarks, etc.

The Company holds several registered service marks and trademarks related to product names and corporate branding.  The Company holds no other patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions that are material to its business.

Employees

At December 31, 2018, the Company employed 508 full-time equivalent employees.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

The Company currently uses outside vendors to design, support and host its two primary internet websites: www.enterprisebanking.com, for general banking products and services and Company information, as noted below, and www.enterprisewealth.com, for wealth advisory and management services offered by the Bank, with a secure client portal that provides access to various customizable reports and statements for customers' wealth accounts.  The underlying structure of the websites allows for ongoing maintenance to be performed by third parties, and updates of information to be performed by authorized Company personnel. The information contained on or accessible from our websites does not constitute a part of this report and is not incorporated by reference.

The Bank's site provides information on the Company and its products and services. Users have the ability to securely open various deposit accounts, as well as the ability to submit mortgage loan applications online and, via a link, to access their bank accounts and perform various financial transactions with those accounts using a secure online banking platform. The site also provides the access point to a variety of specified banking services and information, various financial management tools, and Company investor and corporate information, which includes a corporate governance page.  The Company's corporate governance page includes the corporate governance guidelines, Code of Business Conduct and Ethics, and whistleblower and non-retaliation protection policy, as well as the charters of the Board's Audit, Compensation, and Corporate Governance/Nominating committees.

In the Investor Relations section of the Bank's website, under the SEC Filings tab, the Company makes available copies of the Company's annual reports on Form 10-K (this "Form 10-K"), quarterly reports on Form 10-Q ("Form 10-Q"), proxy statements and current reports on Form 8-K ("Form 8-K"). Additionally, the site includes current registration statements that the Company has been required to file in connection with the issuance of its shares. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% or greater stockholders under

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC's posting of these reports on its EDGAR system through the SEC's website (www.sec.gov).

Competition

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. National and larger regional banks and financial institutions have a local presence in the Company's market area.  These larger institutions have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, wealth advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet-based banks, non-bank electronic payment and funding channels, and other financial intermediaries. The evolving financial technology ("Fintech") industry also aims to compete with traditional banking services, and delivery methods, although the industry offers opportunities for strategic partnerships, it is also a source for direct competition. Consolidation within the industry and customer disenfranchisement with larger national/international banks are expected to continue to have an impact on the regional competitive market.

The Company faces increasing competition within its marketplace on the pricing and terms of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term relationships, rather than competing for individual transactions or easing loan terms.

Management expects a challenging deposit landscape in coming years, as banks compete for deposit growth in order to fund liquidity needs and loan growth in a rising interest rate environment. The Company actively seeks to increase deposit market share and strengthen its competitive position through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art secure delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities and consumers' needs.

Enterprise carefully plans market expansion through active development of new branch locations, identifying markets strategically located to complement existing locations while expanding the Company's geographic market footprint.

The increased use and advances in technology, such as internet and mobile banking, non-bank electronic payment channels, electronic transaction processing and cybersecurity, are expected to have a significant impact on the future competitive landscape confronting financial service businesses.

In addition, the cost of compliance with new government regulations, changes in tax legislation and the interest-rate environment continue to impact competition and consolidation within the industry in various ways, with some participants better equipped to manage these changes than others based on size, depth of resources, or competitive product positioning, among other factors. See also "Supervision and Regulation" contained below, and Item 1A, "Risk Factors," for further discussion on how laws and regulations and other factors may affect the Company's competitive position, growth and/or profitability.

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

Regulatory Agencies
As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act, as amended (the "Bank Holding Company Act"). The Massachusetts Division of Banks (the "Division") also retains supervisory jurisdiction over the Company.

As a Massachusetts state-chartered bank, the Bank is subject to the supervision and regulation of the Division and, with respect to the Bank's New Hampshire branching operations, the New Hampshire Banking Department. As a state-chartered bank that accepts deposits and is not a member of the Federal Reserve System, the Bank is also subject to the supervision and regulation of the FDIC.

Bank Holding Company Regulation
As a registered bank holding company, the Company is required to furnish to the FRB annual and quarterly reports of its financial condition and results of operations and may also be required to furnish such additional information and reports as the Federal Reserve Board or the FRB may require.

Acquisitions by Bank Holding Companies

Under the Bank Holding Company Act, as amended (The "Bank Holding Company Act"), the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Company's acquisition of or merger with another bank holding company or acquisition of another bank would also require the prior approval of the Division.

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

Control Acquisitions

The Change in Bank Control Act, as amended (the "Change in Bank Control Act"), and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

In addition, the Change in Bank Control Act prohibits any entity from acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of a bank holding company's or bank's voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity's investment is not "controlling" if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

In connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), Section 13 of the Bank Holding Company Act, commonly known as the "Volcker Rule," was amended to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust preferred securities that back collateralized debt obligations. As the Company does not currently hold any of the prohibited investments, this aspect of the Volcker Rule does not have any impact on the Company's consolidated financial statements at this time. Moreover, pursuant to Section 203 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, (the "EGRRCPA"), the banking regulatory agencies have set forth a proposal that would exclude a community bank from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion; and (ii) trading assets and liabilities of the community bank, and every entity that controls it, is equal to or less than 5% of its total consolidated assets.

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

Imposition of Liability for Undercapitalized Subsidiaries

Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan to its regulators. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or it may be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Safety and Soundness

The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest-rate exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

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

The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if such unsafe and unsound activities caused a substantial loss to a depository institution. The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") expanded the Federal Reserve's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the consolidated balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $3 billion or more.

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

Under these capital guidelines, a banking organization is required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are "risk-adjusted" and assigned to various risk categories. In addition to such risk adjusted capital requirements, banking organizations are also required to maintain an additional minimum "leverage" capital ratio, which is calculated based on average total assets without any adjustment for risk being made to the value of the assets.

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

Under the Basel III Rules (defined below), effective January 1, 2015, a bank holding company must satisfy increased capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments once Basel III Rules are fully phased in, in January 2019. See "Capital Requirements under Basel III" below.

Capital Requirements under Basel III

The rules adopted by the regulators implementing the international regulatory capital framework, referred to as the "Basel III Rules," apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act, as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

The Basel III Rules include higher risk-based and leverage capital ratio requirements and redefine what constitutes "capital" for purposes of calculating those ratios. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital and constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions.

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

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.00%	—	4.00%
Common Equity Tier 1 Risk Based Capital (CET1 to risk weighted assets)	4.50%	2.50%	7.00%

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

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks were also allowed to elect, on a one-time basis in their March 31, 2015 quarterly filings, to permanently opt-out of the requirement to include most accumulated other comprehensive income ("AOCI") components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the previous capital rules. Under the Basel III Rules, in 2015 the Company made such election to permanently exclude AOCI from capital.

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

Regulatory Restrictions on Dividends

The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company's revenues is dividends received from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Company. Under Massachusetts law, the Company is generally prohibited from paying a dividend or making any other distribution if, after making such distribution, it would be unable to pay its debts as they become due in the usual course of business, or if its total assets would be less than the sum of its total liabilities plus the amount that would be needed if it were dissolved at the time of the distribution, to satisfy any preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is made. The Federal Reserve Board also has further authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.

In 2009, the Federal Reserve Board issued a policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that, (1) the company's net income for the past year is sufficient to cover the cash dividends, (2) the rate of earnings retention is consistent with the company's capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are met. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries.
Bank Regulation
The Bank is subject to the supervision and regulation of the Division and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department. Federal and Massachusetts laws and regulations that specifically apply to the Bank's business and operations cover, among other matters, the scope of its business, the nature of its investments, its reserves against deposits, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. The Bank is also subject to federal and state laws and regulations that restrict or limit loans or extensions of credit to, or other transactions with, "insiders," including officers, directors and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from, or other transactions with, affiliates, including parent holding companies.
The FDIC and the Division may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If as a result of an examination, the Division or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Division and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including the following:

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

Permissible Activities
Under the Federal Deposit Insurance Act, as amended (the "FDIA"), and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the FDIC's Deposit Insurance Fund ("DIF"). In addition, the Bank may also form, subject to the approvals of the Division and the FDIC, "financial subsidiaries" to engage in any activity that is financial in nature or incidental to a financial activity. In order to qualify for the authority to form a financial subsidiary, the Bank is required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Bank has no current intention of doing so. Such a course of action may become necessary or appropriate at some time in the future depending upon the Bank's strategic plan.

Capital Adequacy Requirements
The FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Banks are required to maintain four minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or "leverage capital ratio," of at least 4.0%, (2) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%, and (4) a CET1 capital ratio of 4.5%, which are the same minimum capital standards to which the Company is held on a consolidated basis. In addition, the FDIC's prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest-rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
As of December 31, 2018, the Bank exceeded all Basel III regulatory minimum capital requirements.
On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel capital requirements. Under the proposal, a qualifying community banking organization ("QCBO") would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio ("CBLR") greater than 9 percent at the time of election.
A QCBO is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	Total consolidated assets of less than $10 billion;

•	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25 percent or less of total consolidated assets;

•	Total trading assets and trading liabilities of 5 percent or less of total consolidated assets;

•	Mortgage saving assets ("MSAs") of 25 percent or less of CBLR tangible equity; and

•	Temporary difference deferred tax assets ("DTA"s) of 25 percent or less of CBLR tangible equity.

A QCBO may elect out of complying with the Basel III capital requirements if, at the time of election, the QCBO has a CBLR above 9 percent. The numerator of the CBLR is referred to as "CBLR tangible equity" and is calculated as the QCBO's total capital as reported in compliance with Call Report and FR Y-9C instructions ("Reporting Instructions") (prior to including non-controlling interests in consolidated subsidiaries) less:

1.	Accumulated other comprehensive income (referred to in the industry as AOCI);

2.	Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and

3.	Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO's average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deductible from CBLR tangible equity.
So long as the Company is eligible for small bank holding company status under the Small Bank Holding Company Policy Statement, the Company would not be subject to this proposal, if enacted. The Company will continue to monitor this rulemaking. If the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at the time to elect to comply with the community bank leverage ratio framework.

Prompt Corrective Action
The federal banking agencies have issued regulations pursuant to the FDIA, as revised by the Basel III Rules, defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Insured depository institutions are required to meet the following capital levels in order to qualify as "well-capitalized:" (i) a Total risk-based capital ratio of 10% (unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules); and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered "well-capitalized" under the prompt corrective action framework, but not satisfy the full phased-in Basel III capital ratios. The Company's regulatory capital ratios and those of the Bank were in excess of the levels established for "well-capitalized" institutions as of December 31, 2018.
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
Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company's aggregate liability in connection with providing such required assurances. Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent holding company in other ways. These include possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company. In addition, the Federal Reserve Board may impose restrictions on the ability of the bank holding company itself to pay dividends or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank. At each successive lower capital category, an insured bank may be subject to increased operating restrictions by its primary federal banking regulator.
Branching
Massachusetts law provides that a Massachusetts banking company may be "eligible" to submit a notice to the Division and the FDIC to establish a branch within the Commonwealth. A bank is "eligible" to submit a notice to establish a branch in the Commonwealth if the following conditions are met: (i) the bank has received a satisfactory or higher Community Reinvestment Act (the "CRA") rating at its most recent CRA examination by the Division or federal regulator; (ii) the bank is adequately capitalized as defined under the provisions of the Federal Deposit Insurance Act and the FDIC's Capital Adequacy Regulations; and (iii) the bank has not been notified that it is in troubled condition by the Division or any federal regulatory agency. A bank must also submit a notice to the Division to relocate or close an existing branch in the Commonwealth. The Division and the FDIC consider several factors when making a decision to approve the notice, including financial condition, capital adequacy, earnings prospects, the needs of the community, and whether competition would be adversely affected.
Previously, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, (the "Riegle-Neal Act"), a bank's ability to branch into a particular state was largely dependent upon whether the state "opted in" to de novo interstate branching. Many states did not "opt-in," which resulted in branching restrictions in those states. The Dodd-Frank Act amended the Riegle-Neal legal framework for interstate branching to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Bank may, therefore, also establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state. In this case, the Bank would also be required to file a notice with the Division, the FDIC and potentially the banking authority of the state into which the Bank intends to branch.
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

At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.  However, if there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Additionally, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, in July 2016, the FDIC redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity and revised its deposit insurance assessment rate schedule.
On September 30, 2018 the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded the targeted 1.35%, two deposit assessment changes occurred under FDIC regulations: 1) Surcharges on large banks ended, the last surcharge on large banks was collected on December 28, 2018; and 2) Small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The Bank’s preliminary assessment credit as calculated by the FDIC is $683 thousand. The FDIC notes however the final amount may increase or decrease based on adjustments to other bank’s preliminary small bank assessment credit estimates. Credits automatically will be applied each quarter that the reserve ratio is at least 1.38%, up to the full amount of a small bank's credit or assessment, whichever is less.
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the remaining FICO bonds mature in 2019.
Restrictions on Dividends and Other Capital Distributions
The Company's ability to pay dividends on its shares depends primarily on dividends it receives from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Bank. Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Any dividend payment that would exceed the total of the Bank's net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. Applicable provisions of the FDIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  Any restrictions, regulatory or otherwise, on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock. However, if the Bank's capital becomes impaired or the FDIC or Division otherwise determines that the Bank needs more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions.
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

Community Reinvestment Act
The Community Reinvestment Act of 1977 and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low-and moderate-income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the FDIC and the Division evaluate the record of each financial institution in meeting such credit needs.  The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open, relocate or close a branch or facility.  Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the ability to request the Bank's CRA Performance Evaluation and other various related documents.  The Bank received a rating of "High Satisfactory" by the Division and "Satisfactory" by the FDIC on its most recent Community Reinvestment Act examination.

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
Under both Massachusetts and federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (2) must follow the credit underwriting procedures at least as stringent as those applicable to comparable transactions with third parties, and (3) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal stockholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution's capital, it is approved in advance by a majority of the disinterested directors.
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a "Statement on Prudent Risk Management for Commercial Real Estate Lending" reminding banks of the need to engage in risk management practices for commercial real estate lending. As of December 31, 2018, the Bank’s concentrations of commercial real estate loans fall below the established levels and the Company believes its credit risk administration to be consistent with the recently published policy statement.

The Basel III Capital Rules also require loans categorized as "high-volatility commercial real estate," or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA, signed into law in May 2018, prohibits federal banking regulators from imposing this higher capital standards on HVCRE exposures unless they are for higher risk loans for acquisition, development or construction, or ADC, and clarifying ADC status.
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

Although the majority of the Dodd-Frank Act's rulemaking requirements have been met with finalized rules, approximately one-fifth of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. In addition, on February 3, 2017, the President signed an executive order ("Order") calling for the administration to review various U.S. financial laws and regulations. Pursuant to this Order, the U.S. Department of the Treasury released their first report on June 12, 2017 and their second report on October 6, 2017. The full scope of the current administration's legislative agenda is not yet fully known, but it may include certain deregulatory measures for the banking industry, including the structure and powers of the CFPB and other areas under the Dodd-Frank Act. On May 24, 2018, the EGRRCPA amended provisions in the Dodd-Frank Act with the intent to relieve the regulatory burden on community banks. A theme of the EGRRCPA is to provide broad exemption for smaller banking institutions from certain requirements of the Dodd-Frank Act, by raising the level of consolidated assets an institution must have before it becomes subject to certain regulatory requirements. A number of changes made by the EGRRCPA require agency implementation either through rule making procedures or other action by the federal banking regulators. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. Still, the Dodd-Frank Act is likely to continue to increase the Company's cost of doing business, limit the Bank's permissible activities, and affect the competitive balance within the industry and market.
For more information on the EGRRCPA, please see “Bank Regulation - Capital Adequacy Requirements,” above, and “New Banking Reform Legislation,” below.

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
On January 10, 2013, the CFPB released its final "Ability-to-Repay/Qualified Mortgage" rules, which amended TILA's implementing regulation, Regulation Z. The rule generally requires creditors to make a reasonable, good faith determination of a consumer's ability to repay for certain consumer credit transactions secured by a dwelling and establishes certain protections from liability under this requirement for "qualified mortgages." The EGRRCPA provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the "ability to repay" requirement. To qualify for this treatment, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation.
On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule ("TRID"), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer's application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015, for applicable closed-end consumer credit transactions secured by real property. TRID also has changed the scope of transactions applicable and adjusted the tolerance requirements and record retention requirements.
Home Mortgage Disclosure Act ("HMDA")
On October 15, 2015, pursuant to section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule go into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA rule to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd- Frank Act. Institutions originating fewer than 500 dwelling secured closed end mortgage loans or fewer than 500 dwelling secured open end lines are exempt from the expanded data collection requirements that went into effect January 1, 2018. The Bank will not receive this reporting relief based on the number of dwelling secured mortgage loans reported annually.
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

Incentive Compensation
In June 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.
The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings of the supervisory initiatives will be included in reports of examination. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
In addition, publicly traded companies are required by the SEC to give stockholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Also, certain publicly traded companies are required to disclose the ratio of the compensation of its chief executive officer (CEO) to the median compensation of its employees. These companies are required to provide disclosure of their pay ratios for their first fiscal year beginning on or after January 1, 2017.
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
Technology Risk Management and Consumer Privacy
State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with third-party vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes expose a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.
Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to protect the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. In addition, Massachusetts has established Standards for the Protection of Personal Information which create minimum standards to be met in connection with the safeguarding of personal information and outline the content and timing of disclosures required following a system breach or compromise.

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
Bank Secrecy Act, and Anti-Money Laundering
Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain record-keeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.
On May 10, 2016, the Financial Crimes Enforcement Network issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the "beneficial owner" of legal entity customers. The formal implementation date was May 11, 2018. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for bank mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.
USA PATRIOT Act and Know-Your-Customer
Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The USA PATRIOT Act requires financial institutions, including banks, to establish anti-money laundering programs, including providing for a system of internal controls, designating individuals responsible for compliance, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.
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
New Banking Reform Legislation
Other key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (ii) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (iii) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (iv) clarifying definitions pertaining to HVCRE, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (v) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.
At this time, it is difficult to anticipate the continued impact this expansive legislation will have on the Company, its customers and the financial industry generally. To the extent the Dodd-Frank Act remains in place or is not further amended, it is likely to continue to increase the Company's cost of doing business, limit the Bank’s permissible activities, and affect the competitive balance within the industry and market.
Other Pending and Proposed Legislation
From time to time, various legislative and regulatory initiatives are introduced in Congress, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company or Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the company or our subsidiaries could have a material effect on the Company's business, financial condition and results of operations.
See also Item 1A, "Risk Factors," for further discussion on how new laws and regulations may affect the Company's business, financial condition and results of operations.
Risk Management Framework

In addition to the risks discussed below, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model are addressed in Item 1A, "Risk Factors." This Risk Management Framework discussion should be read in conjunction with Item 1A.

The risk management framework enables the aggregation of risk across the Company and provides reasonable assurance that management has the tools, programs and processes in place to support informed decision making, anticipate risks before they materialize and maintain the Company's risk profile consistent with its strategic planning, and applicable laws and regulations.

The Company takes a comprehensive approach to risk management with a defined enterprise risk management and operational risk management framework which provides a structured approach for identifying, assessing and managing risks across the Company in a coordinated manner, which includes, but is not limited to: credit risk, market and interest rate risk, legal and regulatory compliance risk, reputational risk, strategic risk, liquidity management, information security, internal controls over financial reporting, physical security, loss and fraud prevention, policy reviews, third party vendor management and contract management, business continuity planning, short and long-term capital projects and facility planning, and corporate governance.

The Company promotes proactive risk management by all Enterprise employees with clear ownership and accountability. Managers in each line of business have responsibility for identifying, assessing and managing the risks in their areas. The Risk Management department is responsible for providing guidance, oversight and input on remediation to business lines to provide reasonable assurance that risk assessments and mitigating controls and procedures are properly designed and functioning with in their areas. The Risk Management department also independently monitors operational risk, including information security, third-party risk management, disaster recovery and business continuity planning. In addition, the Internal Audit department, which is independent of management, through reviews and testing, confirms appropriate risk management controls, processes and systems are in place and functioning effectively. The Company also maintains a package of commercial insurance policies with national insurers, which provides for a broad range of insurance coverage for a variety of risk factors, at levels deemed appropriate by management. Policies are reviewed annually, or as circumstances change, by management for necessary updates and adjustments in coverage.

The Chief Executive Officer has overall responsibility for risk management and manages strategic and reputational risks. The Chief Risk Officer (the "CRO") is responsible for establishing and maintaining oversight of the Company's enterprise risk management and operational risk management framework. The CRO oversees operational, cybersecurity, legal and compliance risk, fraud management and the bank wide security and facilities management programs.  The Chief Financial Officer is responsible for overseeing and managing market, interest rate, liquidity, and capital risk management activities, also evaluating the effectiveness of the design of internal controls over financial reporting. The Credit Director and Chief Lending Officer are responsible for overseeing and managing credit risk. The Chief Operating Officer is responsible for technology administration and the Human Resources Director is responsible for compensation risk management. Periodic reports relating to the Company's risk profile are provided to the Board for analysis and review, additional risk assessments and management reporting is provided to management and the Board or its committees as deemed necessary.

Key Risk Areas

Compliance risk includes the threat of fines, civil money penalties, lawsuits and restricted growth opportunities resulting from violations and/or non-conformance with laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements. The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance. The Audit Committee of the Board oversees the effectiveness of the CMP.

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cybersecurity or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training, employee and customer awareness campaigns controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning. These key operational risks are discussed below.

•
The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software and network devices. The Company's technology project standards are designed to provide risk-based oversight, coordinate and communicate ideas, and to prioritize and manage project implementation in a manner consistent with corporate objectives.

•
The Company has implemented layered security approaches for all electronic delivery channels to mitigate rising cybersecurity risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information, to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers, and to quickly detect attacks. The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, and cybersecurity threats, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company's information systems. To minimize debit card losses, the Company works with a third-party provider to establish parameters for allowable transaction activity, monitor transactions, and alert customers of potentially fraudulent activity.

•
The Company has a third-party risk management program designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to rate and mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with critical third-party providers.

•
The Company's Disaster Recovery and Business Continuity Program consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company's operations for an extended period, due to circumstances such as: loss of personnel; loss of data and/or loss of facilities under various scenarios, including unintentional, malicious or criminal intentions; or loss of access to, or the physical destruction or damage of facilities, infrastructure or systems; or denial of access to our systems or information by outside parties. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency, assigns responsibility for restoring services, and sets priorities by which critical services will be restored. A bank-owned and maintained secondary data center location provides the Company back-up network processing capabilities and flexibility to relocate key operational personnel if needed.

•
The Company has developed Incident Response Policy and Procedures in order to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or an event that has potentially compromised customers' non-public personal information. Additionally, an event that disrupts one of the Bank's service channels, whether as a result of a security incident or not, is also considered an incident requiring a response under this program. These disclosure controls and procedures compel the Company to make appropriate accurate and timely disclosures of material events and incidents. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services and information.

The Banking Technology Steering Committee of the Board oversees the information security program and monitors the results of third-party testing and risk assessments and responses to breaches of customer data, among other technology, cybersecurity and business continuity related functions.

The Company maintains a set of internal controls over financial reporting designed to provide reasonable assurance to management that the information required to be disclosed in reports it files with or furnishes to the SEC is prepared and fairly presented based on properly recorded, processed, and summarized information. See Item 9A, "Controls and Procedures," for management’s reports on its evaluation of disclosure controls and internal controls over financial reporting.

For information regarding capital planning, current capital framework requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2018, see the section within Item 1, "Business," entitled "Capital Resources" and the sections within "Supervision and Regulation" entitled "Capital Requirements" and "Capital Requirements under Basel III" and for the Bank "Capital Adequacy Requirements" and also see Note 10, "Stockholders' Equity," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data."

Credit risk management is reviewed in detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Credit Risk." The Loan Committee of the Board oversees the effectiveness of the credit risk management.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Liquidity."

Interest rate risk is reviewed in detail under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," below.

The Asset Liability Committee of the Board oversees the effectiveness of liquidity and interest rate risk management.

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and has inherent limitations and may not prevent or detect all risks, and therefore can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met. Any breakdown in the integrity of the design or functioning of the control, or the Company's inability to identify, respond and correct such breakdown, could subject the Company to increased costs and additional regulatory scrutiny, or result in loss of customer business, expose customers'

personal information to unauthorized parties, damage the Company's reputation, and expose the Company to regulatory enforcement actions, civil litigation and possible financial liability, additional expenses, or losses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 1A.	Risk Factors

An investment in the Company's common stock is subject to a variety of risks and uncertainties including, without limitation, those set forth below, any of which could cause the Company's actual results to vary materially from recent results, or from the other forward-looking statements that the Company may make from time to time in news releases, annual reports and other written or oral communications.  The material risks and uncertainties that management believes may affect the Company are described below.  These risks and uncertainties are not listed in any particular order of priority and are not necessarily the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business, financial condition and results of operations.

This annual report on Form 10-K is qualified in its entirety by these risk factors.  If any of the following risks occur, the Company's business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of the Company's common stock could decline significantly, and stockholders could lose some or all of their investment.

The Company's Profitability Depends Significantly on Economic Conditions in the Company's Primary Market Areas
The Company's success depends principally on the general economic conditions of the primary market areas in which the Company operates. The local economic conditions in these regions have a significant impact on the demand for the Company's products and services, as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources.

Any weakening in general economic conditions in the New England region, or any long-term deterioration of national and global economies, as well as any possible subsequent effects of negative trends, could weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values, which could negatively impact the Company's business, financial condition, capital position, liquidity, and performance in a variety of ways. Potential adverse effects on the Company could include the following: downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial and residential real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; restrictions on funding sources, which could adversely impact the Company's ability to meet cash needs; and a decline in the market price of the Company's common stock.

In addition to the consequences of a weakening economic environment, any significant and sustained decline in general economic conditions caused by national or global political situations, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, market interest rate changes, or other factors, could also impact local economic conditions and, in turn, have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is Subject to Extensive Government Regulation and Supervision
Federal and state banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not the interests of stockholders.  These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things.

Federal and state statutes and related regulations, including bank regulatory reform, tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business.  From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Any future deregulatory measures for the banking industry, including the structure and powers of the Consumer Finance Protection Bureau and other areas under the Dodd-Frank Act or EGRRCPA could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.

A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company's business, financial condition and results of operations.

Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations that has been or may be adopted by the CFPB, FRB and FDIC. The Company and the Bank are also subject to a variety of federal and state laws and regulations which mandate nondiscriminatory lending requirements and certain disclosure requirements, regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services, and laws to prevent and detect money laundering and other illegal conduct and terrorist activities. In addition to subjecting the Bank to reputational risk, the failure to comply in any material respect with any of these laws and regulations could subject the Bank to various enforcement actions and/or penalties, including but not limited to injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights. Ongoing compliance with these laws and regulations may result in additional operating expenses which could have a material adverse effect on the Company's financial condition and results of operations.
See also the section entitled "Supervision and Regulation," contained in Item 1, "Business," for additional information regarding the supervisory and regulatory issues facing the Company and the Bank.

The Company is Subject to Lending Risk
There are inherent risks associated with the Company's lending activities.  These risks include, among other things, the impact of changes in the economic conditions in the market areas in which the Company operates and changes in interest rates.  In addition, the Company may be impacted by the following risks associated with its lending activities:

Commercial Lending Generally Involves a Higher Degree of Risk than Retail Residential Mortgage Lending
The Company's loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans, and typically have larger balances. The underlying commercial real estate values, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general and are dependent on the skills and experience of the business' management team. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values could have a material adverse effect on the Company's financial condition and results of operations.

The Company May Need to Increase its Allowance for Loan Losses
The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management's estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company's management. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets or be able to limit losses on those loans that have been identified to be non-performing. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company's financial condition and results of operations.

The Financial Accounting Standards Board has announced changes to accounting standards that will impact the way banking organizations estimate their allowance for loan losses beginning in January 2020. Upon initial adoption of the pending standard in January 2020, the resulting change to the allowance for loan losses will be offset with a cumulative effect adjustment to retained earnings, with subsequent provisions for loan losses booked to earnings. These changes or any others to accounting rules governing credit impairment estimates and recognition may increase the level of the allowance for loan losses, which will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company's financial condition and results of operations.

See Note 1, "Summary of Significant Accounting Policies," Item (u) "Recent Accounting Pronouncements," under the section "Accounting pronouncements not yet adopted by the Company" for further information regarding Accounting Standards Update No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments."

Increases in the Company's Non-performing Assets Could Adversely Affect the Company's Results of Operations and Financial Condition in the Future
Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. In addition, any errors in documentation or previously unknown defects in deeds may impact the Company's ability to prefect title of the collateral in foreclosure. These non-performing loans and other real estate owned assets also increase the Company's risk profile and the capital that regulators believe is appropriate in light of such risks and have an impact on the Company's FDIC risk-based deposit insurance premium rate. The resolution of non-performing assets requires significant time commitments from management and staff. The Company may experience further increases in non-performing loans in the future, and non-performing assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Use of Appraisals in Deciding Whether to Make a Loan Does Not Ensure the Value of the Collateral
In considering whether to make a loan secured by real property or other business assets, the Company generally requires an internal evaluation or independent appraisal of the asset. However, these assessment methods are only an estimate of the value of the collateral at the time the assessment is made and involve a large degree of estimates and assumptions and an error in fact or judgment could adversely affect the reliability of the valuation. Changes in those estimates resulting from continuing change in the economic environment and events occurring after the initial assessment may cause the value of the assets to decrease in future periods.  As future events and their effects cannot be determined with precision, actual values could differ significantly from these estimates. As a result of any of these factors, the value of collateral backing a loan may be less than estimated at the time of assessment, and if a default occurs the Company may not recover the outstanding balance of the loan.

The Company is Subject to Environmental Risks Associated with Real Estate Held as Collateral or Occupied
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also occupies owned and leased premises where branches and other bank facilities are located. While the Company's lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company's expense. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase the Company's operating expenses. It may cost much more to clean a property than the property is worth, and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower's operations if the Company takes a role in managing those operations after a default.

Concentrations in Commercial Real Estate Lending are Subject to Heightened Risk Management and Regulatory Review
As noted above, the Company's loan portfolio consists primarily of commercial real estate loans. If a concentration in commercial real estate lending is present, as measured under government banking regulations, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. When a concentration is determined to exist, the Company may incur additional operating expenses in order to comply with additional risk management practices and increased capital requirements which could have a material adverse effect on the Company's financial condition and results of operations.

See also "Loans," "Credit Risk," and "Asset Quality," included in the section entitled "Financial Condition," contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Company's commercial loan portfolio and credit risk.

The Company's Investment Portfolio Could Incur Losses or Fair Value Could Deteriorate
There are inherent risks associated with the Company's investment activities.  These risks include the impact from changes in interest rates, weakness in real estate, municipalities, government sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax-exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things.  These conditions could adversely impact the fair value and/or the ultimate collectability of the Company's investments. In addition to fair value impairment which could be caused by the factors noted above, fair values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

If an investment's value is deemed other-than-temporarily impaired, then the Company is required to write down the fair value of the debt security which may involve a charge to earnings.  The determination of the level of OTTI involves a high degree of judgment and requires the Company to make significant estimates of current market risks and future trends, all of which may undergo material changes.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company's financial condition and results of operations.

Changes in the fair value of equity securities are recorded in the Company's Consolidated Income Statement. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity market values.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company's borrowing relationship from the FHLB. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. FHLB stock represents the only restricted investment held by the Company. If negative events or deterioration in the FHLB financial condition or capital levels occurs, the Company's investment in FHLB capital stock may become other-than-temporarily impaired to some degree.

In addition, the benefit of tax-exempt investments are directly related to the enacted tax law and rates, and lower tax rates will diminish the tax advantages of certain investments, as recently experienced with the 2017 Tax Cuts and Jobs Act ("the 2017 Tax Act).

See also "Impairment Review of Investment Securities," included in the section entitled "Accounting Policies/Critical Accounting Estimates," contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item (d), "Restricted Cash and Investments" and Item (e), "Investments," included in Note 1, "Summary of Significant Account Policies," to the Company's consolidated financial statements, contained in Item 8 below, and Note 2, "Investment Securities" to the Company's consolidated financial statements, contained in Item 8 below, for further information regarding the process by which the Company determines the level of OTTI, as well as information regarding fair value adjustments on equity securities.

The Company is Subject to Interest Rate Risk
The Company's earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. The re-pricing frequency and magnitude of the Company's assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates.  Interest rates are highly sensitive to many factors that are beyond the Company's control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition. In addition, certain assets may have rate caps and floors which restrict the level of rate movement that the Company can impose. If the interest rates paid on interest-bearing deposits and other liabilities increase at a faster rate or magnitude than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly or steeply than falling interest rates paid on interest-bearing liabilities.

See also Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussions related to the Company's management of interest-rate risk.

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding.  If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company's deposits decreases relative to the Company's overall banking operations, the Company may have to rely more heavily on wholesale or other sources of external funding, or may have to increase deposit rates to maintain deposit levels in the future.  Any such increased reliance on wholesale funding, or increases in funding rates in general, could have a negative impact on the Company's net interest income and, consequently, on its results of operations and financial condition.

See also "Other Sources of Funds," contained in Item 1, "Business," and "Liquidity," included in the section entitled "Financial Condition," contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Company's sources of contingent liquidity.

Sources of External Funding Could Become Restricted and Impact the Company's Liquidity
The Company's external wholesale funding sources include borrowing capacity at the FHLB and FRB, capacity in the brokered deposit markets, other borrowing arrangements with correspondent banks, as well as accessing the public markets through offerings of the Company's stock or issuance of debt.  If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth. Any such increase in funding costs or restrictions could have a negative impact on the Company's net interest income and, consequently, on its results of operations and financial condition.

See also "Other Sources of Funds," contained in Item 1, "Business," and "Liquidity," included in the section entitled "Financial Condition," contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the Company's sources of contingent liquidity.

The Company's Capital Levels Could Fall Below Regulatory Minimums
The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements (including the capital conservation "buffer" imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions.  If the Company's capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline or meet the increased requirements, then its capital ratios may fall below regulatory capital adequacy levels.  The Company's capital ratios could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

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

See the sections entitled "Supervision and Regulation" and "Capital Resources," contained in Item 1, "Business," for additional information regarding regulatory capital requirements for the Company and the Bank, capital requirements under Basel III regulatory capital, and liquidity standards.

The Investment Management Fees the Company Receives May Decrease as a Result of a Decline in Aggregate Assets Under Management
The Company's Enterprise Wealth Management and Enterprise Wealth Services channels derive their revenues primarily from investment management fees based on assets under management. Wealth management and wealth services clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, poor investment decisions, loss of key investment management personnel, our ability to maintain customer service levels, competition from investment management companies and alternative investment options, investors' perception of our past investment performance, in either relative or absolute terms, fluctuations in financial markets and various economic conditions. Any decrease in assets under management could reduce related fee income which in turn could have a negative impact on the Company's net interest income and, consequently, on its results of operations and financial condition.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance, or to the extent our future investment performance is perceived to be poor, in either relative or absolute terms, could impair our ability to attract and retain funds from existing and new clients. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, and general turbulence in domestic and foreign financial markets, among many other factors which could adversely impact the fair value of customer portfolios. Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make.

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company's market area include not only national, regional, other community banks and internet based banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers and lenders, as well as private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, other financial intermediaries and non-bank electronic payment and funding channels. The evolving Fintech industry also aims to compete with traditional banking services, and delivery methods, although the industry offers opportunities for strategic partnerships, it is also a source for direct competition. Additionally, some of these competitors are not subject to the same degree of government regulation as the Company and thus may have a competitive advantage over the Company. If, due to the inability to compete successfully within the Company's target banking markets, the Company encounters difficulties attracting and retaining customers, it would have a material adverse effect on the Company's growth and profitability.

See the section entitled "Competition," contained in Item 1, "Business," for additional information regarding the competitive issues facing the Company.

Risk Management Controls and Procedures Could Fail, or Be Circumvented by Theft, Fraud or Robbery
Management regularly reviews and updates the Company's internal controls over financial reporting, corporate governance policies, compensation policies, Code of Business Conduct and Ethics and security controls to prevent and detect theft, fraud or robbery from both internal and external sources.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company's internal controls and procedures, or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, whether by employees, management, directors, or external elements, or any illegal activity conducted by a Bank customer, could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company's reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

See also "Risk Management Framework," contained above in Item 1, 'Business," for further information regarding the Company's operational risk management, information security and technology practices, the Company's Disaster Recovery and Business Continuity Plan and third-party risk management.

The Company is Subject to Technology Related Risk
The use of technology related products, services, delivery channels, access points and processes expose the Company to various risks, particularly operational, privacy, cybersecurity, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Failure to Keep Pace with Technological Change Could Affect the Company's Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services and delivery channels. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Several of the Company's competitors have substantially greater resources to invest in technological improvements.  Failure to successfully plan or keep pace with technological changes affecting the banking industry, or failure to adequately train and educate staff on the use and risks of new technologies, or failure to comply adequately with regulatory guidance regarding protection of information security systems could have a material adverse effect on the Company's business and, in turn, the Company's financial condition and results of operations. In addition, there may be significant expenses associated with upgrading and implementing new technology, technology compliance and security processes the cost of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Infrastructure Necessary to Run Technology May Experience an Interruption or Failure
The Company's and key service provider's information systems, in general, rely heavily on infrastructures such as electrical grids, voice and data communication, and internet server networks, which could be subject to failures or disruptions as a result of natural disasters, power or telecommunications disruptions, acts of terrorism or war, physical or electronic security breaches, industry wide or localized cyber-attacks, wide-spread Distributed Denial of Service attacks, or similar events or disruptions. A material disruption to infrastructure could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

Information Systems Could Experience an Interruption or Failure
The Company relies heavily on internal information systems to conduct its business.  These systems must be continually reviewed, managed and upgraded on a recurring basis. The occurrence of any failures or interruptions of the Company's information systems (including any breakdown in logic and/or algorithms used), access points (or those of third-party service providers), or in commonly used operating systems could disrupt the Company's ability to conduct business and process transactions for an indeterminable length of time.  Any breakdown or breach in these information systems or the Company's inability to identify, respond and correct such breakdown or breach, could result in an interruption in the ability to conduct transactions, a loss of customer business, damage the Company's reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Technology Systems Could Experience a Breach in Security or Cyber-Attack
The use of networked operating systems exposes the Company to the increased sophistication and activity of cyber-criminals engaged in the theft of Personally Identifiable Financial Information, strategic business information and disruption of service attacks and social engineering schemes. The Company's independent third-party service providers may also have access to customers' personal information and therefore also expose the Company to cybersecurity risk. Additionally, vendors' and customers' home, business or mobile information systems are at risk of fraudulent corporate account takeovers which the Company may not be able to detect.  There is no guarantee the Company's counter-actions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

Any breach in the security of these networked information systems or the Company's inability to detect, respond, disclose and correct such infiltration in a timely manner, could expose customers' personal information to unauthorized parties, increase the risk of fraud or customer identity theft, subject the Company to increased operational costs to detect and rectify the situation, damage the Company's reputation and deter customers from using the Company's services, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company May Experience a Prolonged Interruption in its Ability to Conduct Business
The Company relies heavily on its personnel and facilities to conduct its business.  A material loss of people or core operating facilities, for any number of reasons, such as natural disasters, infectious disease outbreak, power or telecommunications disruptions, acts of terrorism or war, or similar events or disruptions, could result in interruptions in customer services and our ability to conduct transactions, loss of customer business and damage the Company's reputation, any of which may have a material adverse effect on the Company's financial condition and results of operations.

The Company Relies on Third-Party Service Providers
The Company relies on independent firms to provide critical services necessary to conducting its business.  These services include but are not limited to: electronic funds delivery networks; check clearing houses; electronic banking services; wealth advisory, management and custodial services; wealth brokerage services; correspondent banking services; information security assessments and technology support services; and loan underwriting and review services.  The occurrence of any failures or interruptions of the independent firms' systems or in their delivery of services, or failure to perform in accordance with contracted service level agreements, for any number of reasons could also impact the Company's ability to conduct business and process transactions and result in loss of customer business and damage to the Company's reputation, any of which may have a material adverse effect on the Company's business, financial condition and results of operation.

The Company Relies on Financial Counterparty Relationships
The Company routinely executes transactions with counterparties in the financial industry, including brokers and dealers, other community banks, investment banks, and mutual and hedge funds, in order to maintain correspondent bank relationships, maintain liquidity, manage certain loan participations, mortgage sales activities and interest-rate swaps, engage in securities transactions, and engage in other financial activities with counterparties that are customary to our industry. Many of these transactions expose the Company to counterparty credit, liquidity and/or reputation risk in the event of default by the counterparty, or negative publicity or public complaints, whether real or perceived, about one or more financial counterparty, or the financial services industry in general. Although the Company seeks to manage these risks through internal controls and procedures, the Company may experience loss or interruption of business, damage to its reputation, or incur additional costs or liabilities as a result of unforeseen events with these counterparties.  Any financial cost, liability or reputational damage could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's financial condition and results of operations.

The Company May Not be Able to Attract, Retain or Develop Key Personnel
The Company's success depends, in large part, on its ability to attract, retain and develop key personnel.  Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire, develop or retain the key personnel that it depends upon for success.  The unexpected loss of key personnel or the inability to identify and develop individuals for planned succession to key senior positions within management, or on the board of directors, could have a material adverse impact on the Company’s business because of the loss of their skills, knowledge of the Company's market, years of industry or business experience and the difficulty of promptly finding qualified replacements.

Slower than Expected Growth in New Branches and Products Could Adversely Affect the Company's Profitability
The Company has placed a strategic emphasis on expanding the Bank's branch network and market share through organic growth.  Executing this strategy carries risks of slower than anticipated growth in new branches or new geographic market areas.  New branches and new products and services require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income generated from new branches could decrease anticipated revenues, increase costs and reduce net income generated by such investments. In addition, branch openings, relocations, and closings require the approval of various state and federal regulatory agencies, which may or may not approve the Company's application for a branch. Opening new branches in existing markets or new market areas could also divert resources from current core operations and thereby further adversely affect the Company's growth and profitability.

Growth Strategies Involving Acquisitions Could Adversely Affect the Company's Profitability
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

Any future acquisition could adversely affect the Company's profitability based on management's ability to successfully complete the acquisition and integration of the acquired business.

Damage to the Company's Reputation Could Affect the Company's Profitability and Stockholders' Value
The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service providers, and others, with whom the Company conducts business or potential future business.  Any negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company's current or potential business practices or activities, cybersecurity issues, regulatory compliance, an inability to meet obligations, employees, management or directors' ethical standards or actions, or about the banking industry in general, could harm the Company's reputation. Any damage to the Company's reputation could affect its ability to retain and develop the business relationships necessary to conduct business which in turn could negatively impact the Company's business, financial condition, results of operations and the market price of the Company's common stock.

The Company is Exposed to Legal Claims and Litigation
The Company is subject to legal challenges under a variety of circumstances in the course of its normal business practices in regards to laws and regulations, fiduciary duties, customer expectations of service levels, in addition to potentially illegal activity (at a federal or state level) conducted by any of our customers, use of technology and patents, operational practices and those of contracted third-party service providers and vendors, and stockholder matters, among others. Regardless of the scope or the merits of any claims by potential or actual litigants, the Company may have to engage in litigation that could be expensive, time-consuming, disruptive to the Company's operations, and distracting to management. Whether claims or legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, damage the Company's reputation, subject the Company to additional regulatory scrutiny and restrictions, and/or adversely affect the market perception of our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Insurance Coverage May Not be Adequate to Prevent Additional Liabilities or Expenses
The Company maintains insurance policies that provide coverage for various risks at levels the Company deems adequate to provide reasonable coverage for losses.  The coverage applies to incidents and events which may impact such areas as: loss of bank facilities; accidental injury or death of employees; injuries sustained on bank premises; cyber and technology attacks or breaches; loss of customer nonpublic personal information; processing of fraudulent transactions; robberies, embezzlement and theft; improper processing of negotiable items or electronic transactions; improper loan underwriting and perfection of collateral, among others.  These policies will provide varying degrees of coverage for losses under specific circumstances, and in most cases after related deductible amounts are paid by the Company.  However, there is no guarantee that the circumstance of an incident will meet the criteria for insurance coverage under a specific policy, and despite the insurance policies in place the Company may experience a loss incident or event which could have a material adverse effect on the Company's business, reputation, financial condition and results of operations.

The Trading Volume in the Company's Common Stock is Less Than That of Larger Companies
Although the Company's common stock is listed for trading on the NASDAQ Global Market, the trading volume in the Company's common stock is substantially less than that of larger companies.  Given the lower trading volume of the Company's common stock, significant purchases or sales of the Company's common stock, or the expectation of such purchases or sales, could cause significant swings up or down in the Company's stock price.

The Market Price of the Company's Common Stock Could be Affected by General Industry Issues
The banking industry may be more affected than other industries by certain economic, credit, regulatory or information security issues.  Although the Company itself may or may not be directly impacted by such issues, the Company's stock price may swing up or down due to the influence, both real and perceived, of these issues, among others, on the banking industry in general. Investment in the Company's stock is not insured against loss by the FDIC, or any other public or private entity. As a result, and for the other reasons described in this "Risk Factors" section and elsewhere in this report, if you acquire our common stock, you may lose some or all of your investment.

Stockholder Dilution Could Occur if Additional Stock is Issued in the Future
If the Company's Board should determine in the future that there is a need to obtain additional capital through the issuance of additional shares of the Company's common stock or securities convertible into shares of common stock, such issuances could result in dilution to existing stockholders' ownership interest. Similarly, if the Board of decides to grant additional stock awards or options for the purchase of shares of common stock, the issuance of such additional stock awards and/or the issuance of additional shares upon the exercise of such options would expose stockholders to dilution.

Changes in Accounting Standards Could Materially Impact the Company's Financial Condition and Results of Operations
From time to time, the Financial Accounting Standards Board ("FASB") changes the accounting and reporting standards that govern the recording of financial transactions and preparation of financial statements. Future changes may be difficult to implement and may materially impact how the Company records and reports its financial transactions, financial condition, and results of operations and could impact the Company's business activities and strategy.

See item (u), "Recent Accounting Pronouncements," contained in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements, contained in Item 8 below, for further information about the status of the Company's assessment of recently adopted and pending Accounting Standard Updates.

Changes in Tax Policies at Both the Federal and State Levels Could Impact the Company's Financial Condition and Results of Operations
The Company's financial performance is impacted by federal and state tax laws. Enactment of new legislation, or changes in the interpretation of existing law, may have a material effect on the Company's financial condition and results of operations. A deferred tax asset ("DTA) is created by the tax effect of the differences between an asset's book value and its tax basis. The DTA is measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a reduction in enacted tax rates may result in a decrease in current tax expense and a decrease to the Company's DTA, with an offsetting charge to current tax expense. The alternative would occur with an increase to enacted tax rates. In addition, certain tax strategies taken in the past derive their tax benefit from the current enacted tax rates. Accordingly, a change in enacted tax rates may result in a decrease/increase to anticipated benefit of the Company's previous transactions which in turn, could have a material effect on the Company's financial condition and results of operations.

The 2017 Tax Act reduced the Bank's federal tax rate beginning in 2018 to 21% from its previous level of approximately 35%. As noted above, the change required the Bank to revalue its DTAs for the year ended 2017 based upon the lower rate at which they will be recovered, thereby lowering their value. The reduction of the corporate federal tax rate was only one of many aspects of the new regulation that will have an impact on the Company's effective tax rate beginning in 2018.

The Company's Financial Condition and Results of Operation Rely in Part on Management Estimates and Assumptions
In preparing the financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized.  These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates and be adversely affected should the assumptions and estimates used be incorrect or change over time due to changes in circumstances.

See also "Accounting Policies/Critical Accounting Estimates," contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding significant areas that management applies estimates and assumptions.

The Carrying Value of the Company's Goodwill Could Become Impaired
In accordance with GAAP, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of goodwill may occur when the estimated fair value of the Company is less than its recorded book value (i.e., the net book value of its recorded assets and liabilities). This may occur, for example, when the estimated fair value of the Company declines due to changes in the assumptions and inputs used in management's estimate of fair value.  A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations.  Any write down of goodwill would result in a decrease in net income and, depending upon the magnitude of the charge, could have a material adverse effect on the Company's financial condition and results of operations.

See also "Impairment Review of Goodwill," included in the section entitled "Accounting Policies/Critical Accounting Estimates," contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information regarding the process by which the Company determines whether an impairment of goodwill has occurred.

The Net Deferred Tax Assets May be Determined to be Unrealizable in Future Periods
In making its assessment on the future realizability of net DTAs, management considers all available positive and negative evidence, including recent financial operations, projected future taxable income, and recoverable past income tax paid. If in the future, management believes based upon historical and expected future earnings that it is more likely than not that the Company will not generate sufficient taxable income to utilize the DTA balance, then a valuation allowance would be booked against the DTA, with the write down offset to current earning Factors beyond management's control can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the DTAs in the future. Any write down of the DTA will result in a decrease in net income and, depending upon the magnitude of the charge, could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Articles of Organization, By-Laws and Shareholders Rights Plan as Well as Certain Banking and Corporate Laws Could Have an Anti-Takeover Effect
Although management believes that certain anti-takeover strategies are in the Company's best interest, provisions of the Company's articles of organization and by-laws, its shareholders rights plan and certain federal and state banking laws and state corporate laws, including regulatory approval requirements for any acquisition of control of the Company, could make it more difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial to the Company's stockholders.  The combination of these provisions effectively inhibits a non-negotiated merger or other business combination involving an acquisition of the Company, which, in turn, could adversely affect the market price of the Company's common stock.

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company's directors and executive officers, as a group, beneficially own approximately 20% of the Company's outstanding common stock as of December 31, 2018. Management views this ownership commitment by insiders as an integral component of maintaining the Company's locally managed connection to the communities we serve and sense of ownership. However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to stockholders for approval, including the election of directors.

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

See the section entitled "Dividends," contained in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" below.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company's main office and operational support offices are located in Lowell, Massachusetts. The main Lowell campus consists of four buildings, two of which are owned and two of which are leased, with ample on-site customer parking.  The Company has an agreement to purchase one of the leased buildings in its main campus and anticipates this transaction will be completed during the first half of 2019. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2018, the Company had 24 full-service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts, and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Of these branches, 14 were leased and 10 were owned. The Company also has ATMs at 5 remote locations within its primary customer service area.

The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used. However, the Company regularly looks for opportunities to improve its facilities and locations.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.

The Company currently collects rent through non-cancelable leases for a small portion of the overall square-footage within its owned Lowell, MA campus headquarters and at one of its owned branch locations. For the years ended December 31, 2018, 2017 and 2016, these leases are deemed immaterial.

See also Note 5, "Premises and Equipment." to the Company's consolidated financial statements contained in Item 8 below for further information regarding the Company's lease obligations listed above.

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

Not Applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock trades on the NASDAQ Global Market under the trading symbol "EBTC."

As of March 1, 2019, there were 1,249 registered stockholders of the Company's common stock and 11,722,413 shares of the Company's common stock outstanding.

Dividends

In 2018, quarterly dividends of $0.145 per share were paid to the Company's stockholders in March, June, September and December.  Total 2018 dividends of $0.58 per share compared to total dividends of $0.54 were paid to the Company's stockholders on a quarterly basis in 2017.

The Company maintains a DRSPP.  The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. See Note 10, "Stockholders' Equity," to the consolidated financial statements in Item 8 below for further information regarding the share purchase option under the DRSPP.

For the year ended December 31, 2018, the Company paid $6.8 million in cash dividends to holders of common stock. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 37,999 shares of the Company's common stock totaling $1.3 million. In 2017, the Company paid $6.2 million in cash dividends to holders of common stock. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 44,752 shares of the Company's common stock totaling $1.5 million.

On January 15, 2019, the Company announced a quarterly dividend of $0.16 per share, which was paid on March 4, 2019 to stockholders of record as of February 11, 2019.

See the sections within Item 1, "Business," under the heading "Supervision and Regulation" entitled "Regulatory Restrictions on Dividends" and "Restrictions on Dividend and Other Capital Distributions," for information on factors that could impact the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018, with respect to the Company's 2009 Stock Incentive Plan, as amended, and the 2016 Stock Incentive Plan, as amended, which together constitute all of the Company's existing equity compensation plans that have been previously approved by the Company's stockholders. The 2009 plan expires in March of 2019.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	183,845	$20.90	417,857
Equity compensation plans not approved by security holders	—	—	—
TOTAL	183,845	$20.90	417,857

Repurchases of Common Stock

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2018:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	4,024	$31.12	—	—
November	—	—	—	—
December	—	—	—	—

(1) Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting restricted stock (net settlement of shares).

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company's common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2018 in the value of $100 invested in (i) the Company's common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Enterprise Bancorp, Inc.	$100.00	$122.19	$113.09	$189.99	$175.10	$168.22
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
SNL Bank $1B - $5B Index	100.00	104.56	117.04	168.38	179.51	157.27

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
EARNINGS DATA
Net interest income	$108,835	$97,522	$86,792	$78,294	$71,230
Provision for loan losses	2,250	1,430	2,993	3,267	1,395
Net interest income after provision for loan loss	106,585	96,092	83,799	75,027	69,835
Non-interest income	14,940	14,958	13,639	13,139	12,813
Net (losses) gains on sales of investment securities	(2,950)	716	802	1,828	1,619
Non-interest expense	80,878	76,145	70,328	65,732	62,031
Income before income taxes	37,697	35,621	27,912	24,262	22,236
Provision for income taxes	8,816	16,228	9,161	8,114	7,585
Net income	$28,881	$19,393	$18,751	$16,148	$14,651

COMMON SHARE DATA
Basic earnings per share	$2.47	$1.68	$1.71	$1.56	$1.45
Diluted earnings per share	2.46	1.66	1.70	1.55	1.44
Book value per share at year end	21.80	19.97	18.72	17.38	16.35
Dividends paid per share	$0.58	$0.54	$0.52	$0.50	$0.48
Basic weighted average shares outstanding	11,679,520	11,568,430	10,966,333	10,323,016	10,118,762
Diluted weighted average shares outstanding	11,750,462	11,651,763	11,039,511	10,389,934	10,209,243

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$2,964,358	$2,817,564	$2,526,269	$2,285,531	$2,022,228
Loans serviced for others	89,232	89,059	80,996	71,272	64,122
Investment assets under management	800,751	844,977	725,338	678,377	674,604
Total assets under management(1)	$3,854,341	$3,751,600	$3,332,603	$3,035,180	$2,760,954

Total loans	$2,387,506	$2,269,904	$2,022,729	$1,859,962	$1,672,604
Allowance for loan losses	33,849	32,915	31,342	29,008	27,121
Investment securities	432,921	405,206	374,790	300,358	245,065
Interest-earning deposits	19,255	14,496	17,428	19,177	10,102
Customer deposits	2,507,999	2,293,872	2,209,559	1,911,378	1,683,361
Total deposits (including brokered deposits)	2,564,782	2,441,362	2,268,921	2,018,148	1,768,546
Borrowed funds	100,492	89,000	10,671	53,671	58,900
Subordinated debt	14,860	14,847	14,834	14,822	10,825
Total stockholders' equity	255,297	231,810	214,786	180,327	166,950

RATIOS
Return on average total assets	1.00%	0.73%	0.78%	0.76%	0.76%
Return on average stockholders' equity	12.15%	8.58%	9.33%	9.29%	9.20%
Allowance for loan losses to total loans	1.42%	1.45%	1.55%	1.56%	1.62%
Stockholders' equity to total assets	8.61%	8.23%	8.50%	7.89%	8.26%
Dividend payout ratio	23.48%	32.14%	30.41%	32.05%	33.10%
(1) Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such total assets under management is not a financial measurement recognized under GAAP.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data," and the other financial and statistical information contained in this report on Form 10-K (this "Form 10-K").

Special Note Regarding Forward-Looking Statements
This Form 10-K contains certain forward-looking statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions.
Various statements contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K are forward-looking statements, including, but not limited to statements related to management's views on:

•	the banking environment and the economy;

•	competition and market expansion opportunities;

•	the interest-rate environment, credit risk and the level of future non-performing assets and charge-offs;

•	potential asset and deposit growth, future non-interest expenditures and non-interest income growth; and

•	borrowing capacity.

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

(v)	deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;

(vi)	technology-related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures;

(vii)	cybersecurity risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company;

(viii)	increases in employee compensation and benefit expenses could adversely affect the Company's financial results;

(ix)
changes in laws and regulations that apply to the Company's business and operations, and any additional regulations, or repeals that may be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results;

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

(xii)	future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and

(xiii)
the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed above in Item 1A, "Risk Factors," which could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the year ended December 31, 2018 amounted to $28.9 million, an increase of $9.5 million compared to the year ended December 31, 2017. Diluted earnings per share were $2.46 for the year ended December 31, 2018, compared to $1.66 for the year ended December 31, 2017. The increase in 2018 earnings compared to 2017 is largely attributable to our continued growth and lower tax expense in 2018 due to the 2017 Tax Act. Total assets and total loans both increased 5% and customer deposits have increased 9% compared to December 31, 2017.

Strategically, we remain focused on organic growth and continually planning for and investing in our future with an emphasis on people, technology, digital transformation, branch investment, and branch expansion.

Composition of Earnings

The Company's earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin.  The Company reports net interest margin on a tax equivalent basis ("margin").

Net interest income for the year ended December 31, 2018 amounted to $108.8 million, an increase of $11.3 million, or 12%, compared to the year ended December 31, 2017. The increase in net interest income was due largely to loan growth. Average loan balances (including loans held for sale) increased $173.0 million for the year ended December 31, 2018 compared to the same 2017 respective period average. Margin was 3.97% for both the years ended December 31, 2018 and December 31, 2017. See the discussion under the heading "Results of Operations" below, in this Item 7, for further information regarding changes in margin.

The re-pricing frequency of the Company's assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as "interest-rate risk" and is reviewed in more detail in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K.

For the years ended December 31, 2018 and December 31, 2017, the provisions to the allowance for loan losses amounted to $2.3 million and $1.4 million, respectively. The primary factor in the increase in the provision to the allowance for loan losses compared to the prior year was an increase in the balance of the allowance for loan losses allocated to impaired and classified loans of $857 thousand for the year ended December 31, 2018, compared to a decrease of $1.4 million during the year ended December 31, 2017. This increase in 2018 was primarily due to credit deterioration of several impaired and classified commercial relationships for which management determined additional provisions were necessary based on review of underlying collateral values, individual business circumstances, and credit metrics. The allowance allocated to general reserves for non-classified loans was relatively flat at December 31, 2018 compared to December 31, 2017, as provisions necessary for loan growth were offset by generally improved economic metrics.

Also affecting the provision for loan losses for the year ended December 31, 2018 compared to the prior year were:

•	Net charge-offs of $1.3 million for the year ended December 31, 2018, compared to net recoveries of $143 thousand for the year ended December 31, 2017.

•	Total non-performing loans as a percentage of total loans amounted to 0.49% at December 31, 2018, compared to 0.40% at December 31, 2017.

•	The ratio of adversely classified loans (substandard, doubtful, loss) to total loans amounted to 1.49% at December 31, 2018, compared to 1.16% at December 31, 2017.

•	Loan growth for the year ended December 31, 2018 was $117.6 million, compared to $247.2 million during the year ended December 31, 2017.

The allowance for loan losses to total loans ratio was 1.42% at December 31, 2018, compared to 1.45% at December 31, 2017.

See also "Credit Risk," "Asset Quality," and "Allowance for Loan Losses," included in the section entitled "Financial Condition" below, for further information regarding loan quality statistics and the allowance for loan losses.

Non-interest income for the year ended December 31, 2018 amounted to $12.0 million, a decrease of $3.7 million, or 24%, compared to the year ended December 31, 2017. The decrease in non-interest income for the year ended December 31, 2018 compared to the same prior year period primarily resulted from a December 2018 partial restructure of the bond portfolio undertaken to improve future earnings by selling lower yielding bonds and reinvesting into slightly longer, higher yielding bonds.  The discretionary restructure resulted in net realized losses of $2.9 million.

For the year ended December 31, 2018, non-interest expense amounted to $80.9 million, an increase of $4.7 million, or 6%, compared to the year ended December 31, 2017. The increase in non-interest expenses for the year ended December 31, 2018 over the same period in the prior year primarily related to the Company's strategic growth and market initiatives, particularly salaries and employee benefits expenses and occupancy and equipment expenses. The year ended December 31, 2018 also included higher advertising and public relations expenses, which included the Company's Celebration of Excellence, a bi-annual community recognition event, in the second quarter of 2018.

The provision for income taxes amounted to $8.8 million for the year ended December 31, 2018, a decrease of $7.4 million, or 46%, compared to the year ended December 31, 2017. The decrease in the income tax provision for the year ended December 31, 2018 compared to the same prior year period was primarily due to the 2017 tax expense for the revaluation of the Company's net deferred tax assets of $4.8 million and the lower 2018 tax rate, both resulting from the 2017 Tax Act. Partially offsetting these decreases were lower tax benefits from equity compensation deductions in the current year (which amounted to $302 thousand for the year ended December 31, 2018, compared to $922 thousand for the year ended December 31, 2017) and higher taxable income levels.

Sources and Uses of Funds

The Company's primary sources of funds are customer and brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize overnight borrowings from correspondent banks. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan or exercise of stock options, and occasionally the issuance of debt securities or the sale of new stock. The Company's sources of funds are intended to be used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, the second-key component of interest-earning assets, amounted to $432.9 million at December 31, 2018, an increase of $27.7 million, or 7%, since December 31, 2017 and comprised 15% of total assets at December 31, 2018 and 14% of total assets at December 31, 2017.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships. Total loans, comprising 81% of total assets at both December 31, 2018 and December 31, 2017, amounted to $2.39 billion at December 31, 2018, compared to $2.27 billion at December 31, 2017, an increase of $117.6 million, or 5%. Total commercial loans amounted to $2.05 billion, or 86% of gross loans, at December 31, 2018, which was relatively consistent with the composition at December 31, 2017.

Management's preferred strategy for funding asset growth is to grow relationship-based deposit balances, preferably transactional deposits (comprised of non-interest checking accounts, interest-bearing checking accounts and traditional savings accounts).  Asset growth in excess of transactional deposits is typically funded through non-transactional deposits (comprised of money market accounts, commercial tiered rate or "investment savings" accounts and term CDs) and wholesale funding (brokered deposits and borrowed funds).

At December 31, 2018, customer deposits (total deposits excluding brokered deposits) increased $214.1 million, or 9%, and amounted to $2.51 billion, or 85% of total assets, compared to $2.29 billion, or 81% of total assets December 31, 2017. With the exception of savings accounts, which were relatively flat, deposit growth was achieved across all other deposit categories. See "Deposits" under "Financial Condition" contained in this Item 7 for a further breakdown of deposit growth.

Wholesale funding amounted to $157.3 million at December 31, 2018, or 5% of total assets, compared to $236.5 million at December 31, 2017, or 8% of total assets, a decrease of $79.2 million, or 33%. Wholesale funding included FHLB advances of $100.5 million and $89.0 million at December 31, 2018 and December 31, 2017, respectively, and brokered deposits of $56.8 million at December 31, 2018 compared to $147.5 million at December 31, 2017. The Company's level of wholesale funding has decreased since December 31, 2017 as increases in customer deposit balances have exceeded loan growth.

Culture and Organic Growth Strategy

The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of competitive product offerings (including terms, liquidity, risk and return), fee structure, delivery channels, customer service levels, employee training, and a consistent and unwavering commitment to our core values of Excellence, Integrity, Teamwork, Professionalism, and Community. The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with in-depth understanding of our markets, and a commitment to open and honest communication with clients. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a convenient, dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products, and taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy and has led to a strong referral network with local businesses, non-profit organizations and community leaders. Management believes the Company's community service culture and reputation makes the Enterprise team stand out among the competition and positions the Company to be a leading banking provider of commercial and residential loans, deposits and cash management services, wealth management and wealth services, trust and insurance services in its growing market area.

Management believes that Enterprise is well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development and referral efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which have served to provide consistent quality asset growth over varying economic cycles during the Company's history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

Management continues to undertake significant strategic growth initiatives, including investments in employee hiring, training and development; marketing and public relations; technology; digital/electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued cultivation of recently added branches.  In July 2017, the Company opened its 24th branch office, located in Windham, NH, its 7th branch in Southern New Hampshire. In addition, the Company relocated the Salem, NH branch in the second half of 2017 and the Leominster, MA branch in the first half of 2018. We believe these two new, larger, and custom-designed branches, in prime locations, will provide improved, state-of-the-art experiences in these communities to better serve and attract customers. Our consistent branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for wealth management, wealth services, trust and insurance services, and cash management products. Management also seeks out opportunities to recruit experienced key banking professionals with insightful market knowledge who complement the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on current opportunities in the marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Financial Condition

Total assets increased $146.8 million, or 5%, since December 31, 2017, to $2.96 billion at December 31, 2018. The balance sheet composition and changes since December 31, 2017 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 2% of total assets at both December 31, 2018 and December 31, 2017. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases, maturities, calls and sales, and the immediate liquidity needs of the Company.

Investments

At December 31, 2018, the fair value of the investment portfolio amounted to $432.9 million, an increase of $27.7 million, or 7% since December 31, 2017. The investment portfolio represented 15% of total assets at December 31, 2018 and 14% of total assets at December 31, 2017.  As of December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities. The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017 to reduce the potential impact on earnings from market fluctuations resulting from new accounting rules in effect January 1, 2018. At both December 31, 2018 and 2017, all investments were carried at fair value and debt securities were classified as available-for-sale.

In 2018 and 2017, the Company purchased investments totaling $197.1 million and $208.3 million, respectively. The Company also had principal pay downs, calls and maturities totaling $42.3 million during the year ended December 31, 2018 compared with $32.6 million during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company realized net losses of $3.0 million on sales of debt securities with an amortized cost of approximately $119.7 million. These losses resulted primarily from a restructure of the bond portfolio that was undertaken to improve future earnings by selling lower yielding bonds and reinvesting into slightly longer, higher yielding bonds.  For the year ended December 31, 2017, the Company recognized net gains of $716 thousand on investment sales with an amortized cost of approximately $145.5 million, primarily from equity securities, mostly offset by losses realized from a debt security portfolio restructuring.

See also Note 2, "Investment Securities," and Note 15, "Fair Value Measurements," to the Company's consolidated financial statements contained in Item 8 below, for further information regarding the Company's unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for investments.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$7,975	1.9%	$51,717	12.8%	$75,069	20.7%
Residential federal agency MBS(1)	172,726	40.0%	140,154	34.6%	93,353	25.8%
Commercial federal agency MBS(1)	93,979	21.8%	66,500	16.4%	70,278	19.3%
Municipal securities	142,043	32.9%	134,346	33.2%	111,803	30.9%
Corporate bonds	13,806	3.2%	11,542	2.8%	10,695	3.0%
CDs(2)	944	0.2%	947	0.2%	949	0.3%
Total debt securities	$431,473	100.0%	$405,206	100.0%	$362,147	100.0%

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.

(2)	CDs represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies totaling $242.8 million, $171.7 million and $107.0 million at December 31, 2018, 2017 and 2016, respectively.

Net unrealized losses on the debt securities portfolio amounted to $1.7 million at December 31, 2018 compared to net unrealized gains of $507 thousand at December 31, 2017.  The Company attributes the increase in net unrealized losses at December 31, 2018 to the impact of increases in market yields at year end compared to the yields at the time the investments were purchased by the Company, partially offset by a restructuring of the debt security portfolio in the fourth quarter of 2018, which resulted in sales of approximately 27% of the debt security portfolio and reinvestment at then current market rates.  Unrealized gains or losses on debt securities are carried on the balance sheet and will be recognized in the statements of income if the investments are sold. Should an investment be deemed to have OTTI, the Company is required to write-down the fair value of the investment.  See "Impairment Review of Securities" under the heading "Accounting Policies/Critical Accounting Estimates" in Item 7 for additional information regarding the accounting for OTTI.

The contractual maturity distribution as of December 31, 2018 of the debt securities above with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$6,996	1.88%	$998	2.56%	$—	—	$—	—
Residential federal agency MBS	—	—	212	3.41%	8,113	2.87%	166,376	2.95%
Commercial federal agency MBS	—	—	29,708	2.83%	64,092	3.04%	—	—
Municipal securities	5,685	3.13%	14,554	3.19%	83,592	3.15%	37,916	2.87%
Corporate bonds	501	2.16%	8,947	2.68%	4,519	3.62%	—	—
CDs	496	1.97%	454	2.30%	—	—	—	—
Total debt securities	$13,678	2.41%	$54,873	2.89%	$160,316	3.11%	$204,292	2.94%

At fair value:
Total debt securities	$13,662		$55,012		$160,735		$202,064

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $79.1 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

Equity Securities

As of December 31, 2018, the Company held equity securities with a fair value of $1.4 million, compared to no equity securities at December 31, 2017. In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," and as a result changes in the fair value of equity securities are recognized in the Company’s consolidated income statement, in the "Other income" line item. For the year ended December 31, 2018, the Company’s fair value loss on equity securities was $204 thousand. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock amounted to $5.4 million and $5.2 million at December 31, 2018 and December 31, 2017, respectively.

See also Note 1, "Summary of Significant Accounting Policies," Item (d) "Restricted Cash and Investments" to the Company's consolidated financial statements, contained in Item 8, "Financial Statements and Supplementary Data," below, for further information regarding the Company's investment in FHLB stock.

Loans

This discussion should be read in conjunction with the material presented in Item 1, "Business," under the heading "Lending Products."

Total loans represented 81% of total assets at both December 31, 2018 and December 31, 2017. Total loans increased $117.6 million, or 5%, for the year ended December 31, 2018 compared to December 31, 2017.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at December 31, 2018, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,303,879	54.6%	$1,201,351	52.9%	$1,038,082	51.3%	$936,921	50.3%	$862,747	51.6%
Commercial & industrial	514,253	21.5%	498,802	21.9%	490,799	24.2%	458,553	24.7%	402,994	24.1%
Commercial construction	234,430	9.8%	274,905	12.1%	213,447	10.5%	202,993	10.9%	168,044	10.0%
Total commercial loans	2,052,562	85.9%	1,975,058	86.9%	1,742,328	86.0%	1,598,467	85.9%	1,433,785	85.7%
Residential mortgages	231,501	9.7%	195,492	8.6%	180,560	8.9%	169,188	9.1%	149,959	8.9%
Home equity loans and lines	96,116	4.0%	91,706	4.0%	91,065	4.5%	83,373	4.4%	80,018	4.8%
Consumer	10,241	0.4%	10,293	0.5%	10,845	0.6%	10,747	0.6%	10,708	0.6%
Total retail loans	337,858	14.1%	297,491	13.1%	282,470	14.0%	263,308	14.1%	240,685	14.3%
Gross loans	2,390,420	100.0%	2,272,549	100.0%	2,024,798	100.0%	1,861,775	100.0%	1,674,470	100.0%
Deferred fees, net	(2,914)		(2,645)		(2,069)		(1,813)		(1,866)
Total loans	2,387,506		2,269,904		2,022,729		1,859,962		1,672,604
Allowance for loan losses	(33,849)		(32,915)		(31,342)		(29,008)		(27,121)
Net loans	$2,353,657		$2,236,989		$1,991,387		$1,830,954		$1,645,483

As of December 31, 2018, commercial real estate loans increased $102.5 million, or 9%, compared to December 31, 2017.  Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loans increased $15.5 million, or 3%, for the year ended December 31, 2018 compared to December 31, 2017. These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing (including equipment leases), formula-based lines of credit, and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the SBA, and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $40.5 million, or 15%, for the year ended December 31, 2018 since December 31, 2017.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

Retail loan balances increased by $40.4 million, or 14%, for the year ended December 31, 2018 since December 31, 2017. The increase over the same period in the prior year was primarily within residential secured one-to-four family mortgage loans.

At December 31, 2018, commercial loan balances participated out to various banks amounted to $72.1 million, compared to $70.7 million at December 31, 2017.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $63.5 million and $91.6 million at December 31, 2018 and 2017, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan inception. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See also Note 3, "Loans," to the Company's consolidated financial statements, contained in Item 8 below, for information on related party loans, loans serviced for others and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company's portfolio at December 31, 2018. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less, and demand notes	$73,127	$251,318	$110,706
After one year through five years	274,569	146,468	50,876
Beyond five years	956,183	116,467	72,848
	$1,303,879	$514,253	$234,430

Interest rate terms on amounts due after one year:
Fixed	$32,878	$118,589	$6,772
Adjustable(2)	$1,197,874	$144,346	$116,952

(1)
Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments and demand features.

(2)	Adjustable rate loans may have fixed initial periods before periodic rate adjustments begin.

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

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers' management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management, as well as reviews by the Loan Committee and the Board. This review includes the assessment of internal credit quality indicators such as, among others, the risk classification of individual loans, individual review of larger and higher risk problem assets, the level of delinquent loans and non-performing loans, impaired and restructured loans, the level of foreclosure activity, net charge-offs, commercial concentrations by industry and property type and by real estate location, as well as trends in the general levels of these indicators and the growth and composition of the loan portfolio. In addition, management monitors expansion in the Company's geographic market areas, the experience level of lenders and any changes in underwriting criteria, and the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region.

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

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated probable credit loss. When a loan is deemed to be impaired, management estimates the probable credit loss by comparing the loan's carrying value against either: 1) the present value of the expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or, 3) the expected realizable fair value of the collateral, in the case of collateral dependent loans.  Impaired loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

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

Real estate acquired by the Company through foreclosure proceedings, or the acceptance of a deed in lieu of foreclosure, is classified as other real estate owned ("OREO"). When property is acquired, it is recorded at the estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis. The estimated fair value is based on market appraisals and the Company's internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

Asset Quality

At December 31, 2018 and December 31, 2017, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $35.5 million and $26.4 million, respectively. Total adversely classified loans amounted to 1.49% of total loans at December 31, 2018, as compared to 1.16% at December 2017. The increase in adversely classified was due to several commercial relationships which were credit downgraded during the year due to individual business circumstances. These additions to adversely classified were partially offset by credit upgrades, payoffs and charge-offs.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $23.8 million at December 31, 2018 and $17.4 million December 31, 2017.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $11.7 million and $9.0 million at December 31, 2018 and December 31, 2017, respectively.  Non-accrual loans that were not adversely classified amounted to $81 thousand and $21 thousand at December 31, 2018 and December 31, 2017, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $31.5 million and $26.3 million at December 31, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $19.7 million and $17.4 million at December 31, 2018 and December 31, 2017, respectively, while non-accrual impaired loans amounted to $11.8 million and $8.9 million as of December 31, 2018 and December 31, 2017, respectively. The increase in impaired loans at December 31, 2018 was due to several commercial relationship that had already been on the Company's watch asset listing being designated as impaired, as well as several new credit downgrades also designated as impaired, partially offset by several credit upgrades, payoffs and charge-offs.

In management's opinion, the majority of impaired loan balances at December 31, 2018 and 2017, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management's assessment at December 31, 2018, impaired loans totaling $26.4 million required no specific reserves and impaired loans totaling $5.1 million required specific reserve allocations of $2.2 million.  At December 31, 2017, impaired loans totaling $22.2 million required no specific reserves and impaired loans totaling $4.1 million required specific reserve allocations of $1.4 million.  Management closely monitors impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above, as of December 31, 2018 and December 31, 2017, were $23.1 million and $20.3 million, respectively. TDR loans on accrual status amounted to $19.4 million and $17.4 million at

December 31, 2018 and December 31, 2017, respectively. TDR loans included in non-performing loans amounted to $3.7 million and $2.9 million at December 31, 2018 and December 31, 2017, respectively. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

The Company carried no OREO at December 31, 2018 or December 31, 2017. There were no additions, sales or write-downs on OREO during 2018 or 2017.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loan summary:
Commercial real estate	$6,894	$6,751	$4,876	$8,506	$9,714
Commercial and industrial	3,417	1,294	3,174	4,323	5,950
Commercial construction	176	193	519	335	447
Residential mortgages	763	262	289	366	763
Home equity	514	463	616	288	245
Consumer	17	34	—	19	16
Total non-accrual loans	11,781	8,997	9,474	13,837	17,135
Overdrafts > 90 days past due	3	35	11	8	1
Total non-performing loans	11,784	9,032	9,485	13,845	17,136
OREO	—	—	—	—	861
Total non-performing assets	$11,784	$9,032	$9,485	$13,845	$17,997

Total Loans	$2,387,506	$2,269,904	$2,022,729	$1,859,962	$1,672,604
Accruing TDR loans not included above	$19,389	$17,356	$22,418	$10,053	$11,943
Delinquent loans 60-89 days past due and still accruing	$205	$1,026	$940	$2,021	$1,707
Loans 60-89 days past due and still accruing to total loans	0.01%	0.05%	0.05%	0.11%	0.10%
Adversely classified loans to total loans	1.49%	1.16%	1.70%	1.33%	1.70%
Non-performing loans to total loans	0.49%	0.40%	0.47%	0.74%	1.02%
Non-performing assets to total assets	0.40%	0.32%	0.38%	0.61%	0.89%
Allowance for loan losses	$33,849	$32,915	$31,342	$29,008	$27,121
Allowance for loan losses to non-performing loans	287.25%	364.43%	330.44%	209.52%	158.27%
Allowance for loan losses to total loans	1.42%	1.45%	1.55%	1.56%	1.62%

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit loss inherent in the loan portfolio as of the specified balance sheet dates.  On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.42% at December 31, 2018 compared to 1.45% at December 31, 2017.  General improvement in economic metrics, partially offset by individual loan downgrades to adversely classified and impaired loans, which have continued to occur due to individual business circumstances, have contributed to the gradual decline in the allowance to total loans ratio.

Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2018.

The following table sets forth the allocation of the Company's allowance for loan losses among the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$18,014	54.6%	$17,545	52.9%	$14,902	51.3%	$13,514	50.3%	$12,664	51.6%
Comm’l industrial	10,493	21.5%	9,669	21.9%	11,204	24.2%	9,758	24.7%	9,245	24.1%
Comm’l constr.	3,307	9.8%	3,947	12.1%	3,406	10.5%	3,905	10.9%	3,384	10.0%
Resid: mortg, cnstr and HELOCs	1,789	13.7%	1,512	12.6%	1,594	13.4%	1,601	13.5%	1,597	13.7%
Consumer	246	0.4%	242	0.5%	236	0.6%	230	0.6%	231	0.6%
Total	$33,849	100.0%	$32,915	100.0%	$31,342	100.0%	$29,008	100.0%	$27,121	100.0%

The allocation of the allowance for loan losses above reflects management's judgment of the relative risks of the various categories of the Company's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

See also Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements, contained in Item 8 below, for further information regarding credit quality and the allowance for loan losses.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$32,915	$31,342	$29,008	$27,121	$26,967

Provision charged to operations	2,250	1,430	2,993	3,267	1,395
Recoveries on charged-off loans:
Commercial real estate	51	193	20	74	21
Commercial and industrial	278	550	681	279	616
Commercial construction	—	—	—	25	66
Residential mortgages	—	—	—	—	—
Home equity	55	4	3	15	1
Consumer	47	8	5	16	31
Total recovered	$431	$755	$709	$409	$735
Charged-off loans:
Commercial real estate	—	178	328	133	345
Commercial and industrial	1,593	348	980	1,571	1,363
Commercial construction	—	—	5	—	134
Residential mortgages	—	—	—	—	46
Home equity	—	—	6	—	27
Consumer	154	86	49	85	61
Total charged-off	$1,747	$612	$1,368	$1,789	$1,976

Net loans charged-off (recovered)	$1,316	$(143)	$659	$1,380	$1,241

Balance at December 31	$33,849	$32,915	$31,342	$29,008	$27,121

Average loans outstanding	$2,303,708	$2,130,048	$1,919,826	$1,740,962	$1,586,062
Net loans charged-off (recovered) to average loans	0.06%	(0.01)%	0.03%	0.08%	0.08%

Recoveries to charge-offs	24.67%	123.37%	51.83%	22.86%	37.20%
Net loans charged-off (recovered) to allowance	3.89%	(0.43)%	2.10%	4.76%	4.58%
Bank Owned Life Insurance ("BOLI")

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company's benefit plans. The cash surrender value of BOLI was $30.1 million and $29.5 million at December 31, 2018 and 2017, respectively.

Further information regarding the Company's BOLI can be found in Item (k) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in Note 11, "Employee Benefit Plans," both of which are located in the notes to the Company's consolidated financial statements in Item 8 below.

Deposits

Total deposits amounted to $2.56 billion as of December 31, 2018, an increase of $123.4 million, or 5%, compared to December 31, 2017. Total deposits as a percentage of total assets were 87% at both December 31, 2018 and December 31, 2017. As of December 31, 2018, customer deposits (deposits, excluding brokered deposits) amounted to $2.51 billion an increase of $214.1 million, or 9%, since December 31, 2017.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest checking	$765,029	29.8%	$705,846	28.9%	$646,115	28.5%
Interest-bearing checking	403,497	15.8%	391,111	16.0%	372,696	16.4%
Total checking	1,168,526	45.6%	1,096,957	44.9%	1,018,811	44.9%

Savings	193,214	7.5%	193,385	7.9%	178,637	7.9%
Money markets	862,028	33.6%	807,931	33.1%	844,216	37.2%
Total savings/money markets	1,055,242	41.1%	1,001,316	41.0%	1,022,853	45.1%

CDs	284,231	11.1%	195,599	8.0%	167,895	7.4%
Total customer deposits	2,507,999	97.8%	2,293,872	93.9%	2,209,559	97.4%

Brokered deposits(1)	56,783	2.2%	147,490	6.1%	59,362	2.6%

Total deposits	$2,564,782	100.0%	$2,441,362	100.0%	$2,268,921	100.0%

(1)	Brokered CDs which are $250,000 and under.

Total customer deposits include reciprocal deposits from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $342.4 million, $249.6 million and $281.6 million at December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Increases in customer deposits during the year were attributed to sales and marketing efforts, product capabilities and market expansion. Checking deposits, a strong source of low-cost funding for the Company, increased $71.6 million, or 7%, through December 31, 2018 compared to December 31, 2017. Savings and money market account balances increased by $53.9 million, or 5%, at December 31, 2018 compared to December 31, 2017, due to increases in money market balances. CD balances also increased $88.6 million, or 45%, through December 31, 2018. Deposit rates increased during 2018 contributing to the growth in higher costing deposits.

Management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of non-reciprocal overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at December 31, 2018, December 31, 2017 and December 31, 2016, brokered deposits were comprised only of brokered CDs. As of December 31, 2018, brokered CDs decreased $90.7 million since the prior year end. Brokered CDs outstanding at December 31, 2018 had a weighted average remaining life of less than six months. See also "Wholesale Funding" below.

The following table shows the scheduled maturities of CDs greater than $250,000:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Due in three months or less	$9,435	$8,043
Due in greater than three months through six months	12,353	10,399
Due in greater than six months through twelve months	18,012	11,159
Due in greater than twelve months	29,231	15,553
Total CDs	$69,031	$45,154

The table below sets forth a comparison of the Company's average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest-bearing and non-interest-bearing deposits.

	Year ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest checking	$744,820	—%	28.8%	$697,247	—%	29.8%	$632,950	—%	29.5%

Interest checking	391,209	0.30%	15.1%	357,252	0.14%	15.3%	324,820	0.09%	15.2%
Savings	197,420	0.13%	7.6%	195,465	0.15%	8.3%	181,453	0.13%	8.5%
Money market	867,318	0.61%	33.5%	827,867	0.32%	35.4%	758,944	0.27%	35.4%
Total interest-bearing non-term deposits	1,455,947	0.46%	56.2%	1,380,584	0.25%	59.0%	1,265,217	0.20%	59.1%

CDs	242,077	1.46%	9.4%	170,427	0.84%	7.3%	169,213	0.68%	7.9%

Total non-brokered deposits	2,442,844	0.42%	94.4%	2,248,258	0.22%	96.1%	2,067,380	0.18%	96.5%

Brokered deposits	145,645	1.70%	5.6%	91,522	1.22%	3.9%	75,395	1.06%	3.5%

Total	$2,588,489	0.49%	100.0%	$2,339,780	0.26%	100.0%	$2,142,775	0.21%	100.0%

Borrowed Funds

Borrowed funds, comprised of FHLB borrowings and other borrowings, amounted to $100.5 million at December 31, 2018, compared to $89.0 million at December 31, 2017, increasing $11.5 million, or 13%. The Company's primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners. Outstanding borrowings from the FHLB may be comprised of overnight or short-term borrowings, which represents the majority of the balance at December 31, 2018, and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2018 and 2017, borrowed funds consisted of FHLB borrowings only. For additional information on the composition of borrowed funds, including weighted average rates and maturities, and maximum borrowing outstanding at any month end, see Note 7, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements, contained in Item 8.

At December 31, 2018, the Company had the capacity to borrow additional funds from the FHLB of up to approximately $355.0 million and capacity to borrow from the FRB Discount Window of approximately $140.0 million.

The table below shows the comparison of the Company's average borrowed funds and average rates paid for the periods indicated:

	Year ended December 31,
	2018		2017		2016
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$22,250	1.72%	$49,546	1.19%	$14,551	0.55%
Other borrowed funds	—	—	—	—	107	0.61%
Total borrowed funds	$22,250	1.72%	$49,546	1.19%	$14,658	0.55%

The category "Other borrowed funds" represents overnight advances from the FRB or borrowings from correspondent banks.

Wholesale Funding

Wholesale funding, which includes brokered deposits and borrowed funds, amounted to $157.3 million at December 31, 2018, compared to $236.5 million at December 31, 2017, a decrease of $79.2 million, or 33%. Wholesale funding decreased for 2018 as customer deposit growth for 2018 exceeded loan growth.

The following table sets for the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale fund:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$56,783	36.1%	$147,490	62.4%	$59,362	84.8%
Borrowed funds	100,492	63.9%	89,000	37.6%	10,671	15.2%
Wholesale funding	$157,275	100.0%	$236,490	100.0%	$70,033	100.0%

See "Liquidity" below for additional information.

Subordinated Debt

The Company had $14.9 million (net of deferred issuance costs) of outstanding subordinated debt at December 31, 2018, compared to $14.8 million at December 31, 2017, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, in a private placement to an accredited investor. See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements contained in Item 8 below, for further information regarding the Company's subordinated debt.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by the Company's Board. The duties and responsibilities related to asset-liability management matters are also covered by the Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At December 31, 2018, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions or other events causes these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to its existing stockholders and new investors and through the issuance of subordinated debt.

For additional information on the Company's capital planning, see the section entitled "Capital Resources" contained in Item 1, "Business."

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  The Company's capital policies and capital levels are monitored on a quarterly basis and capital planning is reviewed at least annually by the Board.

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possible additional discretionary supervisory actions by regulators, which if undertaken, could have a material adverse effect on the Company's consolidated financial condition.  At December 31, 2018, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

See also "Capital Resources," contained in Item 1, "Capital Requirements," under the heading "Supervision and Regulation", contained in Item 1, and Note 10, "Stockholders' Equity," to the Company's consolidated financial statements, contained in item 8 below, for additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2018.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations.  The following table summarizes the contractual cash obligations at December 31, 2018:

	Payments Due by Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
CDs	$341,014	$223,611	$109,998	$7,101	$304
FHLB borrowings	100,492	100,000	—	—	492
Subordinated debt	15,000	—	—	—	15,000
Supplemental retirement plans	2,768	276	552	552	1,388
Operating lease obligations	11,268	1,200	1,919	1,765	6,384
Vendor contracts	9,351	5,319	3,145	887	—
Total contractual obligations	$479,893	$330,406	$115,614	$10,305	$23,568

See also Note 6, "Deposits," Note 7, "Borrowed Funds and Subordinated Debt," Note 11, "Employee Benefit Plans," and Note 5, "Premises and Equipment," to the Company's consolidated financial statements, contained in Item 8 below, for further information regarding non-term deposits and CDs, FHLB Borrowings and Subordinated Debt, supplement retirement plans, and operating lease obligations.

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

The following table summarizes the contractual commitments at December 31, 2018:

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$837,208	$550,772	$163,353	$48,925	$74,158
Commitments to originate loans	71,586	71,586	—	—	—
Letters of credit	23,482	14,784	8,519	179	—
Commitments to sell loans	701	701	—	—	—
Customer related interest-rate swaps notional amount(1)	18,835	—	—	2,148	16,687
Total commitments	$951,812	$637,843	$171,872	$51,252	$90,845

(1)	Offsetting positions to these interest-rate swaps offered to commercial loan customers are entered into with a counterparty. Notional principal amounts are not actually exchanged.

See also Note 9, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," to the Company's consolidated financial statements, contained in Item 8 below, for further information regarding unadvanced loans and lines, commitments to originate loans, letters of credit and commitments to originate loans for sale or to sell loans. See Note 8, "Derivatives and Hedging Activities," to the Company's consolidated financial statements, contained in Item 8 below, for further information regarding customer related interest-rate swaps.

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

The Company provides a wide range of wealth management and wealth services, including brokerage, trust, and investment management.  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

Investment assets under management, which are reflected at fair value, decreased $44.2 million, or 5%, for the year ended December 31, 2018 since December 31, 2017 and increased $75.4 million, or 10%, since December 31, 2016.  The decrease since December 31, 2017 in investment assets under management was primarily due to fluctuations in the financial markets.

Total assets under management increased $102.7 million, or 3%, for the year ended December 31, 2018 since December 31, 2017 and $521.7 million, or 16% since December 31, 2016.

 The following table sets forth the value of assets under management and its components at the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016
Total assets	$2,964,358	$2,817,564	$2,526,269
Loans serviced for others	89,232	89,059	80,996
Investment assets under management	800,751	844,977	725,338
Total assets under management	$3,854,341	$3,751,600	$3,332,603

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2018 AND 2017

Unless otherwise indicated, the reported results are for the year ended December 31, 2018 with the "same period," the "comparable year" and "prior year" being the year ended December 31, 2017. Average yields are presented on a tax equivalent basis.

Net Income

The Company's net income for the year ended December 31, 2018 amounted to $28.9 million, an increase of $9.5 million compared to the year ended December 31, 2017.  Diluted earnings per share for 2018 were $2.46 for the year ended December 31, 2018, as compared to $1.66 for the year ended December 31, 2017.

Net Interest Income

The Company's net interest income for the year ended December 31, 2018 amounted to $108.8 million, an increase of $11.3 million, or 12%, compared to the year ended December 31, 2017.  The increase in net interest income over the comparable year was due primarily to revenue generated from loan growth.

Net Interest Margin

The Company's margin was 3.97% for both the years ended December 31, 2018 and December 31, 2017. Increases in rates earned on interest-earning assets since the prior year were offset by increases in the cost of funding. Tax equivalent yields on tax-exempt loans and investments were also impacted in 2018 as a result of the lower federal tax rate from the 2017 Tax Act.

Interest rate risk is reviewed in detail under the heading Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes in interest income and interest expense attributable to 1) changes in volume (change in average portfolio balance multiplied by prior year average rate), and 2) changes in rate (change in the average interest rate multiplied by prior year average balance). Changes in volume and rate (change in average interest rate multiplied by change in average balance) are allocated to the change due to rate column.

	December 31,
	2018 vs 2017			2017 vs 2016
		Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale	$14,531	$7,895	$6,636	$11,169	$9,572	$1,597
Investment securities	2,683	1,460	1,223	1,405	1,594	(189)
Other interest-earning assets(1)	657	280	377	143	(85)	228
Total from interest-earning assets	17,871	9,635	8,236	12,717	11,081	1,636

Interest Expense
Interest checking, savings, and money market	3,309	189	3,120	877	231	646
CDs	2,098	602	1,496	286	8	278
Brokered CDs	1,358	661	697	318	171	147
Borrowed funds	(207)	(325)	118	509	192	317
Subordinated debt	—	—	—	(3)	1	(4)
Total on interest-bearing funding	6,558	1,127	5,431	1,987	603	1,384

Change in net interest income	$11,313	$8,508	$2,805	$10,730	$10,478	$252
____________________

(1)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and dividends on FHLB Stock.

The table on the following page presents the Company's average balances, net interest income and average rates for the years ended December 31, 2018, 2017 and 2016:

	Average Balances, Interest and Average Yields
	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale(2)	$2,303,781	$111,090	4.85%	$2,130,752	$96,559	4.59%	$1,921,299	$85,390	4.50%
Investment securities(3)	431,835	10,728	2.76%	379,324	8,045	2.70%	320,057	6,640	2.69%
Other interest-earning assets(4)	49,970	1,085	2.17%	30,225	428	1.42%	43,096	285	0.66%
Total interest-earning assets	2,785,586	122,903	4.48%	2,540,301	105,032	4.27%	2,284,452	92,315	4.18%
Other assets	98,148			107,729			104,686
Total assets	$2,883,734			$2,648,030			$2,389,138

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,455,947	6,757	0.46%	$1,380,584	3,448	0.25%	$1,265,217	2,571	0.20%
CDs	242,077	3,531	1.46%	170,427	1,433	0.84%	169,213	1,147	0.68%
Brokered CDs	145,645	2,472	1.70%	91,522	1,114	1.22%	75,395	796	1.06%
Borrowed funds	22,250	383	1.72%	49,546	590	1.19%	14,658	81	0.55%
Subordinated debt(5)	14,853	925	6.23%	14,840	925	6.23%	14,828	928	6.26%
Total interest-bearing funding	1,880,772	14,068	0.75%	1,706,919	7,510	0.44%	1,539,311	5,523	0.36%

Net interest-rate spread			3.73%			3.83%			3.82%

Non-interest checking	744,820	—		697,247	—		632,950	—	—
Total deposits, borrowed funds and subordinated debt	2,625,592	14,068	0.54%	2,404,166	7,510	0.31%	2,172,261	5,523	0.25%
Other liabilities	20,459			17,919			15,896
Total liabilities	2,646,051			2,422,085			2,188,157

Stockholders' equity	237,683			225,945			200,981

Total liabilities and stockholders' equity	$2,883,734			$2,648,030			$2,389,138

Net interest income		$108,835			$97,522			$86,792
Margin (tax equivalent)			3.97%			3.97%			3.94%

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, included in the yields above, was $1.8 million, $3.4 million, and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Tax equivalent yields are impacted by the U.S. federal income tax rate which decreased in 2018 to 21%, from 35% for 2017, and 2016.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Interest and Dividend Income

For the year ended December 31, 2018, total interest and dividend income amounted to $122.9 million, an increase of $17.9 million, or 17%, compared to the prior year. The increase resulted primarily from an increase of $245.3 million, or 10%, in the average balance of interest-earning assets, mainly loans, as well as a 21 basis point increase in the average tax equivalent yield, mainly loan yields.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $111.1 million, an increase of $14.5 million, or 15%, over the comparable period, due to both loan growth and an increase in average loans and loans held for sale yields. The average balances of loan and loans held for sale increased $173.0 million, or 8%, for the year ended December 31, 2018 compared to the same period in 2017, and average tax equivalent yields increased 26 basis points, primarily due to higher interest rates in the period.

Income on investment securities amounted to $10.7 million, an increase of $2.7 million, or 33%, compared to the same period in 2017. This increase resulted from an increase of $52.5 million, or 14%, in the average balance of investment securities, as well as an increase of 6 basis points in average tax equivalent yields, primarily from the 2017 restructuring of the debt portfolio, partially offset by the impact of the 2017 Tax Act on tax-equivalent yields.

Income on other interest-earning assets amounted to $1.1 million, an increase of $657 thousand compared to the same period in 2017. This increase was primarily due to both a 75 basis point increase in the average yield on other interest-earning assets due mainly to higher rates since the prior year, and an increase of $19.7 million, or 65%, in the average balance of other interest-earning assets.

Interest Expense

For the year ended December 31, 2018, total interest expense amounted to $14.1 million, an increase of $6.6 million, or 87%, compared to the prior year.  The increase in total interest expense was due mainly to an increase average rates, and to a lesser extent an increase in average balances. Average rates on interest-bearing funding increased 31 basis points over the same period in the prior year, primarily in response to higher market rates. At the same time, the average balance of interest-bearing funding increased $173.9 million, or 10%, over the same period.

Interest expense on interest checking, savings and money market accounts amounted to $6.8 million, an increase of $3.3 million compared to the prior year due primarily to an increase in average rates of 21 basis points. Average balances also increased $75.4 million, or 5%.

Interest expense on CDs amounted to $3.5 million, an increase of $2.1 million compared to the prior year due to increases of 62 basis points in average rates and average balances of $71.7 million, or 42%.

Interest expense on brokered CDs amounted to $2.5 million, an increase of $1.4 million over the comparable period, due to increases in both the average balances of $54.1 million, or 59%, and average rates of 48 basis points.

Interest expense on borrowed funds amounted to $383 thousand, a decrease of $207 thousand, or 35%, due primarily to a decrease in average balances of $27.3 million, or 55%, partially offset by an increase in average FHLB borrowing rates of 53 basis points compared to prior year.

The average balance of non-interest checking deposits increased $47.6 million, or 7%, as compared to the same period in 2017. Non-interest checking deposits are an important component of the Company's core funding strategy. This non-interest-bearing funding source represented 29% and 30% of total average deposit balances for the years ended December 31, 2018 and 2017, respectively.

Provision for Loan Losses

The provision for loan losses amounted to $2.3 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively, an increase of $820 thousand compared to 2017. The primary factor in the increase in the 2018 provision for loan losses compared to the prior year was an increase in the balance of the allowance for loan losses allocated to impaired and classified loans of $857 thousand for the year ended December 31, 2018, compared to a decrease of $1.4 million during the year ended December 31, 2017. This increase in 2018 was primarily due to credit deterioration of several impaired and classified commercial relationships for which management determined additional provisions were necessary based on its review of underlying collateral values, individual business circumstances, and credit metrics. The allowance allocated to general reserves for non-classified loans was relatively flat at December 31, 2018 compared to December 31, 2017, as provisions necessary for loan growth were offset by generally improved economic metrics. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See also "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" included in the section entitled "Financial Condition," contained in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2018 amounted to $12.0 million, a decrease of $3.7 million, or 24%, compared to 2017. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	Change	% Change
Wealth management fees	$5,624	$5,149	$475	9%
Deposit and interchange fees	6,234	6,011	223	4%
Income on bank-owned life insurance, net	672	701	(29)	(4)%
Net (losses) gains on sales of investment securities	(2,950)	716	(3,666)	(512)%
Net gains on sales of loans	260	460	(200)	(43)%
Other income	2,150	2,637	(487)	(18)%
Total non-interest income	$11,990	$15,674	$(3,684)	(24)%

Wealth management fees increased due primarily to growth from market appreciation primarily in the first nine months of 2018.

Deposit and interchange fees increased due primarily to increases in business checking fees and an increase in debit card usage, partially offset by lower overdraft fees in 2018. Deposit and interchange fees include servicing fees received on customer deposit accounts and income derived from the use of debit cards by bank customers and the use of the Company's ATM by non-bank customers.

Net (losses) gains on sales of investment securities were impacted primarily by a December 2018 partial restructure of the bond portfolio undertaken to improve future earnings by selling lower yielding bonds and reinvesting into slightly longer, higher yielding bonds.  The discretionary restructure resulted in realized losses of $2.9 million.

Net gains on sales of loans decreased due to a lower volume of loans sold in 2018.

Other income decreased primarily due to lower insurance commissions in 2018, as well as a fair value adjustment loss of $204 thousand on the equity security portfolio in 2018 resulting from a change in GAAP. In 2017, fair value adjustments in the equity security portfolio were recorded as unrealized gains and losses on the balance sheet. See "Accounting pronouncements adopted by the Company" contained in Note 1 Item (u), "Recent Accounting Pronouncements," to the Company's consolidated financial statements in Item 8 for changes in the treatment of unrealized gains and losses on equities.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2018 amounted to $80.9 million, an increase of $4.7 million, or 6%, compared to the prior year. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2018	2017	Change	% Change
Salaries and employee benefits	$51,257	$48,379	$2,878	6%
Occupancy and equipment expenses	8,526	7,960	566	7%
Technology and telecommunications expenses	6,382	6,372	10	—%
Advertising and public relations expenses	3,367	2,855	512	18%
Audit, legal and other professional fees	1,725	1,565	160	10%
Deposit insurance premiums	1,697	1,535	162	11%
Supplies and postage expenses	989	999	(10)	(1)%
Other operating expenses	6,935	6,480	455	7%
Total non-interest expense	$80,878	$76,145	$4,733	6%

Salaries and employee benefits increased primarily to support the Company's strategic growth and market expansion initiatives since the prior year.

Occupancy and equipment expenses increased mainly due to investments in our facilities, including our new Windham branch and the relocation of our Salem, NH and Leominster, MA branches.

Advertising and public relations expenses increased primarily due to the Company's Celebration of Excellence, a bi-annual community recognition event held the second quarter of 2018.

The increase in other operating expenses included a $144 thousand increase in training expenses, among several other smaller increases in operating expenses compared to the prior year.

Income Tax Expense

The effective tax rate for the year ended December 31, 2018 was 23.4% and for the year ended December 31, 2017 was 45.6%. The decrease in rate was primarily due to the positive impact of the 2017 Tax Act, which reduced the Company's federal statutory tax rate beginning in 2018 to 21% from its 2017 level of approximately 35% and resulted in a 2017 tax expense of approximately $4.8 million to reduce the value of the Company's net deferred tax assets, as a result of the lower federal corporate tax rate. Refer to Note 13, "Income Taxes," to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's tax positions.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2017 AND 2016

Unless otherwise indicated, the reported results are for the year ended December 31, 2017 with the "same period," the "comparable year," and the "prior year" being the year ended December 31, 2016. Average yields are presented on a tax equivalent basis.

Net Income

The Company's net income for the year ended December 31, 2017 amounted to $19.4 million, an increase of $642 thousand compared to the year ended December 31, 2016.  Diluted earnings per share for 2017 were $1.66 for the year ended December 31, 2017, as compared to $1.70 for the year ended December 31, 2016. Impacting the Company's 2017 results was a tax expense adjustment of approximately $4.8 million to the Bank's net deferred tax assets because of 2017 Tax Act. Diluted earnings per share for the year ended December 31, 2017 includes the full year dilutive impact of the Company's equity offering issued on June 23, 2016.

Net Interest Income

The Company's net interest income for the year ended December 31, 2017 amounted to $97.5 million, an increase of $10.7 million, or 12%, compared to the year ended December 31, 2016.  The increase in net interest income over the comparable year was due primarily to revenue generated from loan growth.

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

Interest Expense

For the year ended December 31, 2017, total interest expense amounted to $7.5 million, an increase of $2.0 million, or 36%, compared to the prior period.  The increase in total interest expense was due to increases in both average rates and average balances. The increase in average rates resulted from higher cost of funds in 2017, primarily interest-bearing funding which increased 8 basis points over the same period in the prior year. At the same time, the average balance of interest-bearing funding increased $167.6 million, or 11% over the same period.

Interest expense on interest checking, savings and money market accounts amounted to $3.4 million, an increase of $877 thousand, or 34%, compared to the prior year due primarily to an increase in average rates of 5 basis points, and to a lesser extent an increase in average balances of $115.4 million, or 9%.

Interest expense on CDs amounted to $1.4 million for 2017, an increase of $286 thousand, or 25%, compared to the prior year due primarily to an increase of 16 basis points in average rates.

Interest expense on brokered CDs amounted to $1.1 million for 2017, an increase of $318 thousand, or 40%, over the comparable period, due to increases in both the average balances of $16.1 million, or 21%, and average rates of 16 basis points.

Interest expense on borrowed funds amounted to $590 thousand for 2017, an increase of $509 thousand due to increases in both average balances and average rates. Average balances increased $34.9 million, and average rates increased 64 basis points compared to the prior year. Average rates increased due mainly to increases in the fed funds rate since the prior year.

The average balance of non-interest checking deposits increased $64.3 million, or 10%, as compared to the same period in 2016. Non-interest checking deposits are an important component of the Company's core funding strategy. This non-interest bearing funding source represented 30% of total average deposit balances for the years ended December 31, 2017 and 2016.

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

See also "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" included in the section entitled, "Financial Condition," contained in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2017 amounted to $15.7 million, an increase of $1.2 million, or 9%, compared to 2016. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2017	2016	Change	% Change
Wealth management fees	$5,149	$4,774	$375	8%
Deposit and interchange fees	6,011	5,124	887	17%
Income on bank-owned life insurance, net	701	747	(46)	(6)%
Net gains on sales of investment securities	716	802	(86)	(11)%
Net gains on sales of loans	460	601	(141)	(23)%
Other income	2,637	2,393	244	10%
Total non-interest income	$15,674	$14,441	$1,233	9%

Wealth management fees increased due primarily to growth from new business and market appreciation.

Deposit and interchange fees increased due primarily to increases in business checking fees and to a lesser extent debit card interchange fees. Deposit and interchange fees include servicing fees received on customer deposit accounts and income derived from debit card and ATM interchanges.

Net gains on sales of loans decreased due to a lower volume of activity in the current year.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2017 amounted to $76.1 million, an increase of $5.8 million, or 8%, compared to the prior year. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated:

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

Income Tax Expense

The effective tax rate for the year ended December 31, 2017 was 45.6% and for the year ended December 31, 2016 was 32.8%. Impacting the 2017 tax rate was a tax expense of approximately $4.8 million to reduce the value of the Company's net deferred tax assets, as a result of the lower federal corporate tax rate under the 2017 Tax Act. Additionally, the implementation of a new accounting pronouncement in the first quarter of 2017 related to stock-based compensation reduced tax expense by approximately $922 thousand for the year ended December 31, 2017. Refer to Note 13, "Income Taxes" to the Company's consolidated financial statements, contained in Item 8, for additional information about the Company's tax positions.

Accounting Policies/Critical Accounting Estimates

The Company's significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data."  In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used be incorrect or change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates include the areas described further below.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit loss inherent in the loan portfolio as of the specified balance sheet dates.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.

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

Management's assessment of the adequacy of the allowance for loan losses is contained under the headings "Credit Risk," "Asset Quality," and "Allowance for Loan Losses," included in the section "Financial Condition," contained in this Item 7.

Impairment Review of Investment Securities

There are inherent risks associated with the Company's investment activities that could adversely impact the fair value and the ultimate collectability of the Company's investments.  The Company primarily invests in debt securities. At December 31, 2018, the Company also held immaterial amounts of equity securities and FHLB stock.

Management regularly reviews the portfolio for debt securities with unrealized losses to determine if any of the unrealized losses are OTTI.  The determination of OTTI involves a high degree of judgment. While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers.

If a debt investment is deemed to have an unrealized loss that is OTTI, the Company is required to write-down the investment. For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery, or 3) a credit loss exists, and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income. Once written-down, the previous charge may not be recovered through earnings until sale or maturity, if in excess of its new cost basis.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

Based on this impairment review, management determined that there were no debt securities carried in the Company's investment securities portfolio at December 31, 2018 that were deemed other-than-temporarily impaired.

Management's assessment of impairment of the unrealized losses on debt securities in the investment portfolio is contained in Note 2, "Investment Securities," to the Company's consolidated financial statements, contained in Item 8 below.

At December 31, 2018, in accordance with GAAP, the Company's equity securities were carried at fair value, with changes in fair value recognized in net income. At December 31, 2017, the Company did not hold any equity securities. See accounting pronouncements adopted by the Company under "Recent Accounting Pronouncements" in Item (u) below in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements in Item 8 below for treatment of unrealized losses on equities beginning in 2018.

For information of the Company's OTTI assessment of FHLB stock, see Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Cash and Investments," to the Company’s consolidated financial statements, contained in Item 8 below for further information.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2018.

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

Recent Accounting Pronouncements

See Note 1, "Summary of Significant Accounting Policies," Item (u) "Recent Accounting Pronouncements," to the Company's consolidated financial statements, contained in Item 8 below, for information regarding recent accounting pronouncements.

Impact of Inflation and Changing Prices

The Company's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of the Company are monetary in nature.  Management believes the impact of inflation on financial results depends upon the Company's ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance.  Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services.  As discussed previously, management seeks to manage the relationship between interest rate-sensitive assets and liabilities in order to protect against wide net interest income fluctuations, including those resulting from inflation.

Various information shown elsewhere in this annual report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.  In particular, additional information related to the margin sensitivity analysis is contained in Item 7A below and other maturity and repricing information of the Company's interest rate-sensitive assets and liabilities is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Financial Condition" in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The Company's primary market risk is interest-rate risk. Oversight of interest-rate risk management is the responsibility of the Board. Annually, the Board reviews and approves the Company's asset-liability management policy, which provides Management with guidelines for controlling interest-rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The Board also establishes and monitors guidelines for the Company's liquidity, capital ratios and asset-liability management.

The Company's asset-liability management strategies and guidelines are reported to the Board on a periodic basis.  These strategies and guidelines are revised based on changes in interest-rate levels, general economic conditions, competition in the marketplace, the current interest-rate risk position of the Company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income.  Quarterly, management completes a net interest income sensitivity analysis and reports the results to the Board.  This analysis includes a simulation of the Company's net interest income under various interest-rate scenarios and assumes no future growth (i.e.; static balance sheet).  Variations in the interest-rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), ability to attract deposits and other funding, and interest rates on various asset and liability accounts. Results of this analysis are also impacted by changes in liquidity, such as fluctuations in the balances of short-term investments and overnight borrowings.

The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

In a flattening yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest-earning assets narrows.  Under this scenario the degree of margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits.  However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the Prime Rate will initially result in the Company's asset yields re-pricing more quickly than funding costs.

In an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario.  Again, however, the extent of the impact on margin is highly dependent on the Company's balance sheet mix.

In a declining rate environment, margin compression will eventually occur when the yield on interest-earning assets decrease more than funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate.

At December 31, 2018, the Company's interest-rate risk exposure is margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components.  This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. Refer to the heading "Results of Operations" contained within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of margin.

The following table summarizes the projected cumulative net interest income and the percent changes compared to the rates unchanged scenario, for 24-month and 60-month periods as of December 31, 2018. These results, which are subject to various assumptions as noted above, including a static balance sheet with parallel yield curve shifts and gradual interest rate changes.

	December 31, 2018
	24 Months		60 Months
(Dollars in thousands)	Net interest income	Percentage Change	Net interest income	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	$233,293	—	$658,811	8.60%
Rates Rise 200 Basis Points	233,531	0.10%	633,232	4.38%
Rates Unchanged	233,304	—	606,651	—
Rates Decline 200 Basis Points	227,001	(2.70)%	561,575	(7.43)%

In the rising rate scenarios noted, net interest income is projected to remain relatively neutral over a 24 month period as increases in asset yields are mostly offset by increases in funding costs, while it increases over the 60 month period primarily as loan repricing exceeds increases in funding costs.

In the declining rate scenario noted, net interest income is projected to decrease over the 24 and 60 month periods, primarily due to asset yields declining more than funding costs, which primarily results from current interest rates being at low levels and also due to a significant portion of the Bank's deposits being checking accounts that cannot reprice much lower.

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
As of December 31,

(Dollars in thousands)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$43,865	$40,310
Interest-earning deposits	19,255	14,496
Total cash and cash equivalents	63,120	54,806
Investment securities at fair value	432,921	405,206
Federal Home Loan Bank ("FHLB") stock	5,357	5,215
Loans held for sale	701	208
Loans, less allowance for loan losses of $33,849 at December 31, 2018 and $32,915 at December 31, 2017	2,353,657	2,236,989
Premises and equipment, net	37,588	37,022
Accrued interest receivable	11,462	10,614
Deferred income taxes, net	11,747	10,751
Bank-owned life insurance	30,138	29,466
Prepaid income taxes	732	1,301
Prepaid expenses and other assets	11,279	20,330
Goodwill	5,656	5,656
Total assets	$2,964,358	$2,817,564

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$2,507,999	$2,293,872
Brokered deposits	56,783	147,490
Total deposits	2,564,782	2,441,362
Borrowed funds	100,492	89,000
Subordinated debt	14,860	14,847
Accrued expenses and other liabilities	27,948	40,067
Accrued interest payable	979	478
Total liabilities	2,709,061	2,585,754
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,708,218 shares issued and outstanding at December 31, 2018 and 11,609,853 shares issued and outstanding at December 31, 2017	117	116
Additional paid-in capital	91,281	88,205
Retained earnings	165,183	143,073
Accumulated other comprehensive (loss) income	(1,284)	416
Total stockholders' equity	255,297	231,810
Total liabilities and stockholders' equity	$2,964,358	$2,817,564

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2018	2017	2016
Interest and dividend income:
Loans and loans held for sale	$111,090	$96,559	$85,390
Investment securities	10,728	8,045	6,640
Other interest-earning assets	1,085	428	285
Total interest and dividend income	122,903	105,032	92,315
Interest expense:
Deposits	12,760	5,995	4,514
Borrowed funds	383	590	81
Subordinated debt	925	925	928
Total interest expense	14,068	7,510	5,523
Net interest income	108,835	97,522	86,792
Provision for loan losses	2,250	1,430	2,993
Net interest income after provision for loan losses	106,585	96,092	83,799
Non-interest income:
Wealth management fees	5,624	5,149	4,774
Deposit and interchange fees	6,234	6,011	5,124
Income on bank-owned life insurance, net	672	701	747
Net (losses) gains on sales of investment securities	(2,950)	716	802
Net gains on sales of loans	260	460	601
Other income	2,150	2,637	2,393
Total non-interest income	11,990	15,674	14,441
Non-interest expense:
Salaries and employee benefits	51,257	48,379	43,886
Occupancy and equipment expenses	8,526	7,960	7,362
Technology and telecommunications expenses	6,382	6,372	6,080
Advertising and public relations expenses	3,367	2,855	2,833
Audit, legal and other professional fees	1,725	1,565	1,721
Deposit insurance premiums	1,697	1,535	1,387
Supplies and postage expenses	989	999	965
Other operating expenses	6,935	6,480	6,094
Total non-interest expense	80,878	76,145	70,328
Income before income taxes	37,697	35,621	27,912
Provision for income taxes	8,816	16,228	9,161
Net income	$28,881	$19,393	$18,751

Basic earnings per share	$2.47	$1.68	$1.71
Diluted earnings per share	$2.46	$1.66	$1.70

Basic weighted average common shares outstanding	11,679,520	11,568,430	10,966,333
Diluted weighted average common shares outstanding	11,750,462	11,651,763	11,039,511

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2018	2017	2016
Net income	$28,881	$19,393	$18,751
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding (losses) gains on investments arising during the period	(5,143)	2,424	(3,876)
Income tax benefit (expense)	1,162	(855)	1,357
Net unrealized holding (losses) gains, net of tax	(3,981)	1,569	(2,519)
Less: Reclassification adjustment for net (losses) gains included in net income
Net realized (losses) gains on sales of securities during the period	(2,950)	716	802
Income tax benefit (expense)	669	(247)	(289)
Reclassification adjustment for (losses) gains realized, net of tax	(2,281)	469	513

Total other comprehensive (loss) income, net	(1,700)	1,100	(3,032)
Comprehensive income	$27,181	$20,493	$15,719

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2015	10,377,787	$104	$61,008	$116,941	$2,274	$180,327
Net income				18,751		18,751
Other comprehensive loss, net					(3,032)	(3,032)
Tax benefit from stock compensation			789			789
Common stock dividend paid ($0.52 per share)				(5,684)		(5,684)
Common stock issued under dividend reinvestment plan	53,516	1	1,380			1,381
Common stock issued under share offering, net and other	932,522	9	19,793			19,802
Stock-based compensation	71,662	1	2,347			2,348
Net settlement for employee taxes on restricted stock and options	(12,744)	—	(442)			(442)
Stock option exercised, net	52,999	—	546			546
Balance at December 31, 2016	11,475,742	$115	$85,421	$130,008	$(758)	$214,786
Net income				19,393		19,393
Cumulative effect adjustment for adoption of new accounting pronouncements			13	(87)	74	—
Other comprehensive income, net					1,100	1,100
Common stock dividend paid ($0.54 per share)				(6,241)		(6,241)
Common stock issued under dividend reinvestment plan	44,752	—	1,494			1,494
Common stock issued, other	2,798	—	96			96
Stock-based compensation	58,037	1	1,757			1,758
Net settlement for employee taxes on restricted stock and options	(15,185)	—	(931)			(931)
Stock options exercised, net	43,709	—	355			355
Balance at December 31, 2017	11,609,853	$116	$88,205	$143,073	$416	$231,810
Net income				28,881		28,881
Other comprehensive loss, net					(1,700)	(1,700)
Common stock dividend paid ($0.58 per share)				(6,771)		(6,771)
Common stock issued under dividend reinvestment plan	37,999	—	1,328			1,328
Common stock issued, other	3,440	—	121			121
Stock-based compensation	51,107	1	1,878			1,879
Net settlement for employee taxes on restricted stock and options	(15,106)	—	(559)			(559)
Stock options exercised, net	20,925	—	308			308
Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$28,881	$19,393	$18,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,250	1,430	2,993
Depreciation and amortization	6,836	7,028	6,081
Stock-based compensation expense	1,848	1,753	2,380
Income on bank-owned life insurance, net	(672)	(701)	(747)
Net losses (gains) on sales of investment securities	2,950	(716)	(802)
Mortgage loans originated for sale	(13,026)	(19,820)	(28,873)
Proceeds from mortgage loans sold	12,793	21,641	29,614
Net gains on sales of loans	(260)	(460)	(601)
Net unrealized loss on equity securities	204	—	—
Changes in:
(Increase) decrease in other assets	(1,815)	6,026	(2,174)
Increase in other liabilities	1,812	2,357	701
Net cash provided by operating activities	41,801	37,931	27,323
Cash flows from investing activities:
Proceeds from sales of investment securities	129,883	133,736	4,800
Net (purchases of) proceeds from sales of FHLB capital stock	(142)	(3,121)	956
Proceeds from maturities, calls and pay-downs of investment securities	42,278	32,643	30,930
Purchase of investment securities	(210,630)	(187,158)	(118,255)
Net increase in loans	(118,918)	(247,032)	(163,426)
Additions to premises and equipment, net	(5,297)	(8,211)	(7,918)
Proceeds from bank-owned life insurance	—	—	405
Net cash used in investing activities	(162,826)	(279,143)	(252,508)
Cash flows from financing activities:
Net increase in deposits	123,420	172,441	250,773
Net increase (decrease) in borrowed funds	11,492	78,329	(43,000)
Cash dividends paid	(6,771)	(6,241)	(5,684)
Proceeds from issuance of common stock, net of expenses	1,449	1,590	21,183
Net settlement for employee taxes on restricted stock and options	(559)	(931)	(442)
Proceeds from stock option exercises	308	355	546
Tax benefit from stock-based compensation	—	—	789
Net cash provided by financing activities	129,339	245,543	224,165

Net increase (decrease) in cash and cash equivalents	8,314	4,331	(1,020)
Cash and cash equivalents at beginning of year	54,806	50,475	51,495
Cash and cash equivalents at end of year	$63,120	$54,806	$50,475

Supplemental financial data:
Cash Paid For: Interest	$13,567	$7,295	$5,536
Cash Paid For: Income taxes	8,694	10,459	10,868
Supplemental schedule of non-cash activity:
Net purchases of (sales proceeds from) investment securities not yet settled	$5,794	$9,154	$(301)
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying consolidated financial statements of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our"), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank"). The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries.

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

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At December 31, 2018, the Company had 24 full service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and insurance services. The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions for SEC Form 10-K through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying audited consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying audited consolidated financial statements. Certain previous years' amounts in the audited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation.

The Company has evaluated subsequent events and transactions from December 31, 2018 through the date this Annual Report on Form 10-K was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(b) Uses of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These assumptions and estimates affect the reported values of assets and liabilities as of the balance sheet dates and income and expenses for the years then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used be incorrect or change over time due to changes in circumstances.  Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the consolidated financial statements and results of operations in future periods.  The three most significant areas in which management applies critical assumptions and estimates are the estimates of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.

(c) Cash and cash equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual fund accounts) and federal funds ("fed funds") sold. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases, maturities, calls and sales, and the immediate liquidity needs of the Company.

(d) Restricted Cash and Investments

Certain of the Company's derivative agreements contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral for this purpose, the cash is carried as restricted cash within cash and cash equivalents. See Note 8, "Derivatives and Hedging Activities," for more information about the Company's collateral related to its derivatives.

The Bank is also required by the Federal Reserve Bank of Boston ("FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily cash balance on hand for reserve requirements included in "Cash and Due from Banks" was approximately $9.0 million and $7.6 million, based on the two-week computation periods encompassing December 31, 2018 and 2017, respectively.

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

Management regularly reviews its holdings of FHLB stock for other-than-temporary impairment ("OTTI"). Based on management's periodic review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

See also Note 2, "Investment Securities," to the Company's consolidated financial statements, contained below, for additional information on management's OTTI review.

(e) Investments

Investments in debt securities that are intended to be held for indefinite periods of time, but which may not be held to maturity or on a long-term basis are considered to be "available-for-sale" and are carried at fair value.  Net unrealized appreciation and depreciation on investments available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss).  Included as available-for-sale are debt securities that are purchased in connection with the Company's asset-liability risk management strategy and that may be sold in

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the Company has the positive intent to hold debt securities to maturity, these securities will be classified as held-to-maturity and carried at amortized cost.  As of the balance sheet dates, all of the Company's debt securities were classified as available-for-sale and carried at fair value.

There are inherent risks associated with the Company's investment activities that could adversely impact the fair value and the ultimate collectability of the Company's investments.  Management regularly reviews the debt portfolio for securities with unrealized losses to determine if any of the unrealized losses are OTTI.  The determination of OTTI involves a high degree of judgment. While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers.

If a debt investment is deemed to have an unrealized loss that is OTTI, the Company is required to write-down the investment. For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery, or 3) a credit loss exists and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income. Once written-down, the previous charge on debt securities may not be recovered through earnings until sale or maturity, if in excess of its new cost basis.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company's financial condition and results of operations. See also Note 2, "Investment Securities," to the Company's consolidated financial statements below, for further information on management's OTTI assessment.

At December 31, 2018, the Company's equity securities were carried at carried at fair value, with changes in fair value recognized in net income. See "Accounting pronouncements adopted by the Company" contained in Item (u), "Recent Accounting Pronouncements," below in this Note 1 for treatment of unrealized losses on equities.

Investment securities' discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method. Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

(f) Loans Held for Sale

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans held for sale are carried at the lower of aggregate amortized cost or fair value. Fair value is based on comparable market prices for loans with similar rates and terms. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans.  Gains and losses are determined using the specific identification method.

(g) Loans

Loans made by the Company to businesses, non-profits and professional practices include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit.  Most loans granted by the Company are collateralized by real estate or equipment and/or are guaranteed by the principals of the borrower.  The ability and willingness of the single family residential and consumer borrowers to

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy, among other factors.

Loans are reported at the principal amount outstanding, net of deferred origination fees and costs.  The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances. Loan origination fees received, offset by direct loan origination costs, are deferred and amortized using the straight line method over three to five years for lines of credit and demand notes or over the life of the related loans using the level-yield method for all other types of loans.  When loans are paid off, the unamortized fees and costs are recognized as an adjustment to interest income.

From time to time, the Company participates with other banks in the financing of certain commercial projects. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan inception.When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. See also Note 3, "Loans," to the Company's consolidated financial statements, under "Loan Portfolio Classifications," for further information about the Company's participation loans.

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

See also Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements, contained below, for additional accounting policies related to non-accrual, impaired and troubled debt restructured loans and to the allowance for loan losses.

(i) Other Real Estate Owned

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as other real estate owned ("OREO"). When property is acquired, it is recorded at estimated

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

fair value of the property acquired, less estimated costs to sell, establishing a new cost basis. The estimated fair value is based on market appraisals and the Company’s internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

(j) Premises and Equipment

Land is carried at cost.  All other premises and equipment costs are stated at cost less accumulated depreciation and amortization.  Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with reasonably assured renewal options) for leasehold improvements generally as follows:

Bank premises, land improvements, and leasehold improvements	10 to 39 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 10 years

(k) Bank Owned Life Insurance

The Company has purchased bank-owned life insurance ("BOLI") on certain current and former senior and executive officers.  The cash surrender value carried on the consolidated balance sheets at December 31, 2018 and December 31, 2017, amounted to $30.1 million and $29.5 million, respectively. There are no associated surrender charges under the outstanding policies.

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

(m) Goodwill

Goodwill carried on the Company's consolidated financial statements was $5.7 million at both December 31, 2018 and December 31, 2017. This asset is related to the Company's acquisition of two branch offices in July 2000.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at December 31, 2018.

If the Company's qualitative assessment concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

(n) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Wealth Management and Enterprise Wealth Services and commercial sweep products, totaled $800.8 million and $845.0 million at December 31, 2018 and 2017, respectively.  Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company. See Item (p), "Revenue Recognition-ASC Topic 606," below in this Note 1, for information on the Company's accounting policies for wealth management fees.

(o) Derivatives

The Company recognizes all derivatives as either assets or liabilities on its consolidated balance sheet and measures those instruments at fair value.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2018 and 2017, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest-rate-contract swaps as part of its interest-rate risk management strategy. Interest-rate- swap agreements are entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company did not have derivative fair value hedges or derivative cash flow hedges at December 31, 2018 or 2017.

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

Back-to-Back Swaps are not speculative but rather, result from a service the Company provides to certain customers. Back-to-Back Swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. See also Note 8, "Derivatives and Hedging Activities," to the Company's consolidated financial statements below, for more information about the Company's derivatives.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(p) Revenue Recognition-ASC Topic 606

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

Management did not identify any material changes needed in either our process of recording revenue or any material income statement reclassifications necessary, upon the adoption of the new revenue recognition standard (ASC 606). The primary areas of income, which are also the first two lines of non-interest income on the Company's Consolidated Statements of Income, are within the scope of ASC 606 and are discussed below.

Wealth management fees consist of income generated through Enterprise Wealth Management and Enterprise Wealth Services. Enterprise Wealth Management income is primarily generated by managing customers' financial assets. Revenue is recognized as our performance obligation is completed each month. Enterprise Wealth Services revenue is generated through a third-party arrangement to refer, manage and service customers. For new sales and referrals along with transactional type charges, the performance obligation is based on a point in time and the payment is received and revenue is recognized in the same month as the revenue generating activity. For managing and servicing customers, revenue is recognized when our performance obligation is completed each month.

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

See Item (e), "Investments," Item (f), "Loans Held for Sale," and Item (g), "Loans," above in this Item 1 for additional accounting policies on revenue recognition related to income generated on investments, gains and losses on debt security sales, net gains on loans held for sale, and loans.

(q) Stock-Based Compensation

The Company's consolidated financial statements include stock-based compensation expense for the portion of stock option awards and stock awards for which the requisite service has been rendered during the period. The compensation expense has been recorded based on the estimated grant-date fair value of the stock option awards, or in the case of stock awards, the market value of the common stock on the date of grant. Prior to the adoption of ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting," in January 2017, forfeitures were estimated and netted against the expense. Upon adoption of this ASU, expense adjustments are made for actual forfeitures as they occur. See Note 12, "Stock-Based Compensation," for further information on the Company's stock-based compensation, including recording excess tax benefits and deficiencies.

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

(r) Income Taxes

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of state tax expense, tax-exempt interest from certain investment securities, loans and BOLI and tax benefits from equity compensation deductions.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2018 or December 31, 2017.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2015 through 2018 tax years.

See also Note 13, "Income Taxes," to the Company's consolidated financial statements, contained below, for further information about the Company's income taxes and deferred tax assets, including the impact of the Tax Cuts and Jobs Acts (the "2017 Tax Act").

(s) Earnings per Share

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

(t) Reporting Comprehensive Income

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

(u) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In the first quarter of 2018, the Company adopted ASU 2014-09. Because the largest portion of the Company's revenue, interest and dividend income, is specifically excluded from the scope of this ASU, and because the Company recognizes the majority of the remaining revenue sources in a manner that is consistent with this ASU, the adoption of this standard in the first quarter of 2018 did not materially impact the Company's consolidated financial statements, results of operations or disclosures.

See Item (p), "Revenue Recognition-ASC Topic 606," above in this Note 1, for further information regarding the Company's revenue policies.

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

Because the Company's did not have any equity securities on January 1, 2018, the adoption of this ASU by the Company in the first quarter of 2018 did not have a material impact on the Company's consolidated financial statements, results of operations or disclosures. For the year ended December 31, 2018, the Company's net fair value loss on equity securities recognized on the Consolidated Statements of Income was $204 thousand. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested and the magnitude of changes in equity fair values.

See also Note 2, "Investment Securities," and Note 15, "Fair Value Measurements," to the Company's consolidated financial statements, contained below, for further information regarding the Company's recognition and measurement of financial assets and liabilities.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

See also Item (d), "Restricted Cash and Investments," above for further information regarding the Company's restricted cash.

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

See also Note 11, "Employee Benefit Plans," to the Company's consolidated financial statements, contained below, for further information regarding the Company's compensation retirement benefits.

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

See also Note 12, "Stock-Based Compensation," to the Company's consolidated financial statements, contained below, for further information regarding the Company's stock compensation

Accounting pronouncements not yet adopted by the Company (in order of effective date of implementation)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840. Under the new guidance, lessees are required to recognize lease (right-of use or "ROU") assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB has since issued additional related ASU amendments intended to clarify and improve certain aspects of the guidance and implementation of Topic 842 but do not change the core principles of the guidance in Topic 842. The effective dates are the same as the effective date in Topic 842. In accordance with the guidance as amended, the Company may elect to apply the new standard at the adoption date (leases existing at, or entered into after January 1, 2019) and recognize a cumulative effect adjustment to retained earnings upon adoption, or use the modified retrospective transition approach which would require recording leases at the beginning of the earliest comparative period presented in the consolidated financial statements (January 1, 2017 for the Company), with certain practical expedients available.

The Company has begun implementing this ASU and is applying the new lease standard on leases existing at January 1, 2019 rather than the earliest comparative period as allowable as noted above. Based on the Company's implementation process to date, the only significant implication of this ASU on the Company relates to operating leases of our facilities, mainly branch leases. The Company has estimated the lease liability and ROU asset on January 1, 2019 to be approximately $18.0 million and $19.0 million, respectively. Once this ASU is fully implemented, the balance sheet will reflect both lease liabilities and right-of-use assets. In addition, the Company will recognize lease expense, which approximates the amount recorded under current GAAP, in the income statement on a straight-line basis in the "Occupancy and Equipment Expenses" line item within the non-interest expense section of the income

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

statement. The foregoing observations are subject to change as management completes the implementation of this ASU in the first quarter of 2019.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock-Based Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting." The amendments in the ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract. Additionally, Topic 718 has been updated for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. From time to time, the Company issues shares to community members for consulting on regional advisory councils. These shares vest immediately and the cost, which is based on the market price on the date of grant and deemed to be immaterial, is expensed in the period in which the services are rendered. The adoption of this standard in January 2019 did not have a material impact on the Company's consolidated financial statements, results of operations or disclosures.

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The objective of the ASU is to better align hedge accounting with an organization's risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. The amendments expand the strategies that qualify for hedge accounting, change how many hedging relationships are presented in the financial statements and simplify the application of hedge accounting in certain situations, reducing the operational complexities associated with certain existing strategies. New or modified disclosures are required, primarily for fair value and cash flow hedges. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company currently does not hold any instruments that meet hedge accounting requirements and therefore the adoption of this ASU, in January 2019, did not have an impact on the Company's financial statements, results of operations or disclosures, however, the Company may utilize hedging strategies in the future.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized does not exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company's consolidated financial statements was $5.7 million at both December 31, 2018 and December 31, 2017. This asset is related to the Company's acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on the Company's consolidated financial statements and results of operations.

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

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other-Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The major provision in the amendments in this update require an entity to capitalize certain implementation costs incurred in a hosting arrangement that is a service contract in accordance with current GAAP for internal-use software and expense these costs over the term of the hosting arrangement. Additionally, these capitalized implementation costs are required to be reviewed for impairment in accordance with current GAAP for internal-use software. This amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of ASU No. 2018-15 to have a material impact on the Company's consolidated financial statements and results of operations.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans General (Subtopic 715-20)-Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this update modify the disclosure requirements on defined benefit plans including requiring disclosures about significant gains and losses related to changes in the benefit obligation. This amendment is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Because this ASU primarily relates to disclosure requirements and the balances of the benefit plans impacted by this ASU are immaterial to the Company, the adoption of ASU No. 2018-14 will not have a material impact on the Company's consolidated financial statements and results of operations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(2)	Investment Securities

As of December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities. The Company had only debt securities at December 31, 2017, as the equity portfolio was liquidated during 2017 to reduce the potential impact on earnings from market fluctuations resulting from new accounting rules in effect January 1, 2018.

See also Item (e), "Investments," and Item (d), "Restricted Cash and Investments," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements, contained above, for further information regarding the accounting for the Company's investments portfolio and FHLB Stock. See Note 15, "Fair Value Measurements," to the Company's consolidated financial statements, contained below, for further information regarding the Company's fair value measurements for investment securities.

Debt Securities

The amortized cost and fair values of debt securities at December 31, 2018 and 2017 are summarized as follows:

	2018
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$7,994	$—	$19	$7,975
Residential federal agency MBS(1)	174,701	633	2,608	172,726
Commercial federal agency MBS(1)	93,800	609	430	93,979
Municipal securities	141,747	1,122	826	142,043
Corporate bonds	13,967	24	185	13,806
CDs(2)	950	—	6	944
Total debt securities, at fair value	$433,159	$2,388	$4,074	$431,473

	2017
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$51,769	$30	$82	$51,717
Residential federal agency MBS(1)	141,054	71	971	140,154
Commercial federal agency MBS(1)	66,777	9	286	66,500
Municipal securities	132,603	2,097	354	134,346
Corporate bonds	11,546	63	67	11,542
CDs(2)	950	—	3	947
Total debt securities, at fair value	$404,699	$2,270	$1,763	$405,206

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.

(2)	CDs represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $242.8 million and $171.7 million at December 31, 2018 and 2017, respectively.

As of the dates reflected in the tables above, all of the Company's debt securities were classified as available-for-sale and carried at fair value.
Net unrealized appreciation and depreciation on debt securities available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss). The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the predominantly fixed rate

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized losses on debt securities that are deemed OTTI are generally charged to earnings, as described further in Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments." Gains or losses will be recognized in the income statement if the securities are sold.
The following tables summarize debt securities having temporary impairment, due to the fair values having declined below the amortized costs of the individual investments, and the period that the investments have been temporarily impaired at December 31, 2018 and 2017:

	2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$997	$1	$6,978	$18	$7,975	$19	3
Residential federal agency MBS	26,147	597	81,158	2,011	107,305	2,608	25
Commercial federal agency MBS	3,258	11	18,717	419	21,975	430	9
Municipal securities	15,036	108	41,265	718	56,301	826	83
Corporate bonds	5,277	36	5,653	149	10,930	185	63
CDs	—	—	944	6	944	6	4
Total temporarily impaired debt securities	$50,715	$753	$154,715	$3,321	$205,430	$4,074	187

	2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$34,344	$82	$—	$—	$34,344	$82	9
Residential federal agency MBS	109,308	882	2,015	89	111,323	971	30
Commercial federal agency MBS	35,859	205	5,190	81	41,049	286	11
Municipal securities	16,983	129	10,210	225	27,193	354	50
Corporate bonds	2,802	23	2,913	44	5,715	67	33
CDs	947	3	—	—	947	3	4
Total temporarily impaired debt securities	$200,243	$1,324	$20,328	$439	$220,571	$1,763	137

During the years ended December 31, 2018 and 2017, the Company did not record any fair value impairment charges (Other than temporary impairment or "OTTI") on its investments in debt securities. At December 31, 2018, management did not consider any debt securities to have OTTI and attributes the unrealized losses at year end to the impact of increases in market yields at December 31, 2018 compared to the yields at the time the investments were purchased by the Company, partially offset by a restructuring of the debt security portfolio in the fourth quarter of 2018, which resulted in sales of approximately 27% of the debt security portfolio and reinvestment at then current market rates. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired.

The process for assessing investments for OTTI may vary depending on the type of debt security. In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios,

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At December 31, 2018, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies.
As noted in the table above, a small portion of the portfolio was invested in CDs and was also in an unrealized loss position at December 31, 2018, due to market rates. The unrealized loss was not considered to be material and the securities are expected to mature at par value.

The contractual maturity distribution at December 31, 2018 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,678	$13,662
Due after one, but within five years	54,873	55,012
Due after five, but within ten years	160,316	160,735
Due after ten years	204,292	202,064
Total debt securities	$433,159	$431,473

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $79.1 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $424.7 million and $383.1 million at December 31, 2018 and 2017, respectively.

Sales of debt securities, including pending trades based on trade date, if applicable, for the years ended December 31, 2018, 2017, and 2016 are summarized as follows:

(Dollars in thousands)	2018	2017	2016
Amortized cost of debt securities sold(1)	$122,652	$133,812	$2,245
Gross realized gains on sales	4	38	53
Gross realized losses on sales	(2,975)	(2,588)	(1)
Total proceeds from sales of debt securities	$119,681	$131,262	$2,297

(1) Amortized cost of investments sold is determined on a specific identification basis.

Tax-exempt interest earned on the municipal securities portfolio was $4.5 million for the year ended December 31, 2018, $4.0 million for the year ended December 31, 2017, and $3.6 million for the year ended December 31, 2016.

The average balance of tax-exempt investments was $119.2 million and $111.6 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Equity Securities

As of December 31, 2018, the Company held equity securities with a fair value of $1.4 million, compared to no equity securities held at December 31, 2017. At December 31, 2018, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio invested in individual common stock of entities in the financial services industry.

In the first quarter of 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," and as a result, changes in fair value of the equity securities are recognized in the Company's Consolidated Statement of Income in the "Other income" line

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

item. For the year ended December 31, 2018, the Company's net fair value loss on equity securities was $204 thousand.

There were no sales on equity securities in the year ended December 31, 2018, however $21 thousand in capital gains distributions were realized from mutual funds. For the year ended December 31, 2017, the amortized cost of equity securities sold based on trade date, if applicable, amounted to $10.9 million, resulting in net realized gains of $3.3 million. For the year ended December 31, 2016, the amortized cost of equity securities sold based on trade date, if applicable, amounted to $2.1 million, resulting in net realized gains of $750 thousand. The amortized cost of equity securities sold is determined on a specific identification basis.

(3)    Loans

The Company specializes in lending to business entities, non-profit organizations, professional practices and individuals. The Company's primary lending focus is on the development of high-quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to businesses non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure.

See also Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements, contained below, for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses. See Note 15, "Fair Value Measurements," to the Company's consolidated financial statements, contained below, for further information regarding the Company's fair value measurements for loans, and Note 8, "Derivatives and Hedging Activities," contained below to the Company's consolidated financial statements, contained below, for information regarding interest-rate swap agreements related to certain commercial loans. For additional information on unadvanced loans and lines, commitments to originate loans, letters of credit and commitments to originate loans for sale or to sell loans see Note 9, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," contained below.
Loan Portfolio Classifications

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Commercial real estate	$1,303,879	$1,201,351
Commercial and industrial	514,253	498,802
Commercial construction	234,430	274,905
Total commercial loans	2,052,562	1,975,058
Residential mortgages	231,501	195,492
Home equity loans and lines	96,116	91,706
Consumer	10,241	10,293
Total retail loans	337,858	297,491

Gross loans	2,390,420	2,272,549
Deferred loan origination fees, net	(2,914)	(2,645)
Total loans	2,387,506	2,269,904
Allowance for loan losses	(33,849)	(32,915)
Net loans	$2,353,657	$2,236,989

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company's pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $63.5 million at December 31, 2018 and $91.6 million at December 31, 2017. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

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

As of December 31, 2018, and 2017, the outstanding loan balances to directors, officers, principal stockholders and their associates were $50.2 million and $33.9 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $9.8 million and $16.8 million, as of December 31, 2018 and 2017, respectively. During 2018, new loans and net increases in loan balances or lines of credit under existing commitments of $13.3 million were made and principal paydowns of $4.1 million were received. During 2017, new loans and net increases in loan balances or lines of credit under existing commitments of $30.2 million were made and principal paydowns of $7.9 million were received.

Loans serviced for others

At December 31, 2018 and 2017, the Company was servicing residential mortgage loans owned by investors amounting to $17.2 million and $18.4 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $72.1 million and $70.7 million at December 31, 2018 and 2017, respectively. See the discussion above under the heading "Loan Portfolio Classifications" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Commercial real estate	$311,024	$224,703
Residential mortgages	220,815	187,524
Home equity	8,382	9,405
Total loans pledged to FHLB	$540,221	$421,632

Tax-Exempt Interest

Tax-exempt interest earned on qualified commercial loans was $2.3 million for the year ended December 31, 2018 and $2.1 million for the both the years ended December 31, 2017 and 2016. Average tax-exempt loan balances were $66.2 million and $64.4 million for the years ended December 31, 2018 and 2017, respectively.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including: the risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent loans and non-performing loans; impaired and restructured loans; the level of foreclosure activity; net charge-offs; commercial concentrations by industry and property type and by real estate location; the growth and composition of the loan portfolio; as well as trends in the general levels of these indicators. In addition, management monitors expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region.

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

General Reserves for loans collectively evaluated for impairment

In assessing the general reserves management has segmented the portfolio for groups of loans with similar risk characteristics, by I. Non-adversely classified loans, and II. Regulatory problem-asset segments. These groups are further subdivided by loan category or internal risk rating, respectively. The general loss allocation factors take into account the quantitative historic loss experience, qualitative or environmental factors such as those identified above, as well as regulatory guidance and industry data.

I.Non-adversely classified loans by credit type:

Management has established the modified historic loss factor for non-adversely classified loan segments by first calculating net charge-offs over a period of time, divided by the average loan balance over that same period. The time period utilized equates to the estimated loss emergence period for each loan segment. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.). These historic loss factors are then adjusted up or down based on management's assessment of current qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the segment's historical loss experience. These key qualitative factors include the following broad categories:

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Management weighs the current effect of each of these areas on each particular non-adversely classified loan segment in determining the allowance allocation factors. Management must exercise significant judgment when evaluating the effect of these qualitative factors on the amount of the allowance for loan losses on the non-adversely classified segments because data may not be reasonably available or directly applicable to determine the precise impact of a factor on the collectability of the loan portfolio as of the evaluation date. The methodology contemplates a range of acceptable levels for these factors due to the subjective nature of the factors and the qualitative considerations related to the inherent credit risk in the portfolio.

II.Regulatory problem-assets segments by credit rating:

For determining the reserve percentages for problem-loans, management has segmented the portfolio following the regulatory problem-asset segments by risk rating: Criticized; Substandard; Doubtful; or Loss, after excluding loans that are individually evaluated for impairment. The modified historic loss factor for problem loan segments was determined by first tracking a sampling of these loans over a period of time, to determine the ultimate resolution. Those balances resulting in charge-offs were calculated as a percentage of the segment's loan balance and an average was calculated over that same period. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.). These historic loss factors are then adjusted up or down based on management's assessment of current qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the segment's historical loss experience. Management also utilizes regulatory guidance and industry data in relation to the Company's own portfolio statistics as a basis for assessing the reasonableness of the allocation factors for each class of regulatory problem-assets.

Management recognizes that additional issues may also impact the estimate of credit losses to some degree. From time to time management will re-evaluate the qualitative factors, regulatory guidance, and industry data in use in order to consider the impact of other issues which, based on changing circumstances, may become more significant in the future.

The balances of loans as of December 31, 2018 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$16,318	$1,287,561	$1,303,879
Commercial and industrial	12,053	502,200	514,253
Commercial construction	1,736	232,694	234,430
Residential mortgages	893	230,608	231,501
Home equity loans and lines	514	95,602	96,116
Consumer	16	10,225	10,241
Total gross loans	$31,530	$2,358,890	$2,390,420

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2017 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$13,739	$1,187,612	$1,201,351
Commercial and industrial	10,096	488,706	498,802
Commercial construction	1,624	273,281	274,905
Residential mortgages	397	195,095	195,492
Home equity loans and lines	371	91,335	91,706
Consumer	35	10,258	10,293
Total gross loans	$26,262	$2,246,287	$2,272,549

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	December 31, 2018
(Dollars in thousands)	Adversely Classified			Non-Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$17,714	$240	$—	$1,285,925	$1,303,879
Commercial and industrial	12,821	—	—	501,432	514,253
Commercial construction	2,262	—	—	232,168	234,430
Residential mortgages	1,820	—	—	229,681	231,501
Home equity loans and lines	561	—	—	95,555	96,116
Consumer	35	8	—	10,198	10,241
Total gross loans	$35,213	$248	$—	$2,354,959	$2,390,420

	December 31, 2017
(Dollars in thousands)	Adversely Classified			Non-Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$12,895	$—	$—	$1,188,456	$1,201,351
Commercial and industrial	9,915	48	1	488,838	498,802
Commercial construction	1,624	—	—	273,281	274,905
Residential mortgages	1,355	—	—	194,137	195,492
Home equity loans and lines	513	—	—	91,193	91,706
Consumer	52	10	—	10,231	10,293
Total gross loans	$26,354	$58	$1	$2,246,136	$2,272,549

Total adversely classified loans amounted to 1.49% of total loans at December 31, 2018, as compared to 1.16% at December 31, 2017.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at December 31, 2018
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$7,596	$21	$3,821	$11,438	$1,292,441	$1,303,879	$6,894
Commercial and industrial	619	17	2,299	2,935	511,318	514,253	3,417
Commercial construction	4,319	—	—	4,319	230,111	234,430	176
Residential mortgages	114	—	377	491	231,010	231,501	763
Home equity loans and lines	14	168	209	391	95,725	96,116	514
Consumer	23	31	6	60	10,181	10,241	20
Total gross loans	$12,685	$237	$6,712	$19,634	$2,370,786	$2,390,420	$11,784

	Balance at December 31, 2017
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$4,200	$69	$3,569	$7,838	$1,193,513	$1,201,351	$6,751
Commercial and industrial	374	527	327	1,228	497,574	498,802	1,294
Commercial construction	2,526	518	—	3,044	271,861	274,905	193
Residential mortgages	1,931	93	89	2,113	193,379	195,492	262
Home equity loans and lines	491	120	12	623	91,083	91,706	463
Consumer	51	5	45	101	10,192	10,293	69
Total gross loans	$9,573	$1,332	$4,042	$14,947	$2,257,602	$2,272,549	$9,032

At December 31, 2018 and December 31, 2017, all loans past due 90 days or more were carried as non-accrual, in addition to those loans less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $81 thousand at December 31, 2018 and $21 thousand at December 31, 2017. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.49% and 0.40% at December 31, 2018 and December 31, 2017, respectively.

The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2018, additional funding commitments for loans on non-accrual status was not material.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2018	2017	2016
Income that would have been recognized if non-accrual loans had been current	$2,106	$1,906	$1,585
Less income recognized	833	990	722
Reduction in interest income	$1,273	$916	$863

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

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated probable credit loss.  Refer to heading "Allowance for probable loan losses methodology" contained within this Note 4 for further discussion of management's methodology used to estimate specific reserves for impaired loans.

The carrying value of impaired loans amounted to $31.5 million and $26.3 million at December 31, 2018 and December 31, 2017, respectively.  Total accruing impaired loans amounted to $19.7 million and $17.4 million at December 31, 2018 and December 31, 2017, respectively, while non-accrual impaired loans amounted to $11.8 million and $8.9 million as of December 31, 2018 and December 31, 2017, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at December 31, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,140	$16,318	$15,948	$370	$55
Commercial and industrial	12,538	12,053	7,752	4,301	2,140
Commercial construction	1,804	1,736	1,736	—	—
Residential mortgages	970	893	473	420	13
Home equity loans and lines	685	514	514	—	—
Consumer	16	16	—	16	16
Total	$33,153	$31,530	$26,423	$5,107	$2,224

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	Balance at December 31, 2017
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,132	$13,739	$12,850	$889	$59
Commercial and industrial	10,458	10,096	7,053	3,043	1,284
Commercial construction	1,678	1,624	1,624	—	—
Residential mortgages	511	397	262	135	5
Home equity loans and lines	543	371	371	—	—
Consumer	36	35	—	35	35
Total	$28,358	$26,262	$22,160	$4,102	$1,383

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the year ends indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income (loss) recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,971	$385	$14,473	$363	$12,988	$332
Commercial and industrial	11,801	373	12,272	370	9,790	223
Commercial construction	1,691	93	1,818	92	3,137	150
Residential mortgages	644	—	320	2	301	—
Home equity loans and lines	498	—	482	(1)	356	(4)
Consumer	56	—	25	(1)	14	—
Total	$28,661	$851	$29,390	$825	$26,586	$701

All payments received on impaired loans in non-accrual status are applied to principal. Interest income that was not recognized on loans that were deemed impaired as of December 31, 2018, 2017 and 2016, amounted to $1.1 million, $890 thousand, and $858 thousand, respectively. At December 31, 2018, additional funding commitments for impaired loans totaled $290 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms, that would not otherwise be considered.  Typically, such concessions may consist of one or a combination of the following: a reduction in interest rate to a below market rate, taking into account the credit quality of the note; extension of additional credit based on receipt of adequate collateral; or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated probable credit loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Total TDR loans, included in the impaired loan balances above, as of December 31, 2018 and December 31, 2017, were $23.1 million and $20.3 million, respectively.  TDR loans on accrual status amounted to $19.4 million and $17.4 million at December 31, 2018 and December 31, 2017, respectively.  TDR loans included in non-performing loans amounted to $3.7 million and $2.9 million at December 31, 2018 and December 31, 2017, respectively.  The Company continues to work with customers, particularly commercial relationships, and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At December 31, 2018, additional funding commitments for TDR loans totaled $289 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Loan advances with adequate collateral	1	$240	—	$—
Extended maturity date	—	$—	1	$175
Temporary payment reduction and payment re-amortization of remaining principal over extended term	8	304	6	790
Temporary interest-only payment plan	3	2,349	4	191
Other payment concessions	4	469	—	—
Total	16	$3,362	11	$1,156
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$425		$155

Loans modified as TDRs during the year by portfolio classification, are detailed below:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$2,342	$2,349	3	$696	$674
Commercial and industrial	10	1,283	921	6	386	346
Commercial construction	—	—	—	—	—	—
Residential mortgages	—	—	—	1	136	135
Home equity loans and lines	2	112	92	—	—	—
Consumer	—	—	—	1	1	1
Total	16	$3,737	$3,362	11	$1,219	$1,156

There were $109 thousand subsequent charge-offs associated with the new TDRs noted in the table above during 2018 and no subsequent charge-offs in 2017.

Interest payments received on non-accruing 2018 and 2017 TDR loans which were applied to principal and not recognized as interest income were not material.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Payment defaults by portfolio classification, during the years ended, on loans modified as TDRs within the preceding twelve months are detailed below:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	1	$82	—	$—
Commercial and industrial	3	273	2	20
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	2	92	—	—
Consumer	—	—	—	—
Total	6	$447	2	$20

Other real estate owned ("OREO")

The Company carried no OREO at December 31, 2018 or December 31, 2017. There were no additions, sales or write downs on OREO during 2018, 2017 or 2016.

At December 31, 2018, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions compared with $101 thousand at December 31, 2017.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $33.8 million at December 31, 2018, compared to $32.9 million at December 31, 2017. The allowance for loan losses to total loans ratio was 1.42% at December 31, 2018, compared to 1.45% at December 31, 2017. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2018.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2018	2017	2016
Balance at beginning of year	$32,915	$31,342	$29,008
Provision	2,250	1,430	2,993
Recoveries	431	755	709
Less: Charge-offs	1,747	612	1,368
Balance at end of year	$33,849	$32,915	$31,342

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Changes in the allowance for loan losses by portfolio classification for the year ended December 31, 2018, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beginning Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915
Provision	418	2,139	(640)	256	(34)	111	2,250
Recoveries	51	278	—	—	55	47	431
Less: Charge-offs	—	1,593	—	—	—	154	1,747
Ending Balance at December 31, 2018	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849

Ending allowance balance:
Allocated to loans individually evaluated for impairment	$55	$2,140	$—	$13	$—	$16	$2,224
Allocated to loans collectively evaluated for impairment	$17,959	$8,353	$3,307	$1,147	$629	$230	$31,625

Changes in the allowance for loan losses by portfolio classification for the year ended December 31, 2017, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beginning Balance at December 31, 2016	$14,902	$11,204	$3,406	$960	$634	$236	$31,342
Provision	2,628	(1,737)	541	(56)	(30)	84	1,430
Recoveries	193	550	—	—	4	8	755
Less: Charge-offs	178	348	—	—	—	86	612
Ending Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915

Ending allowance balance:
Allocated to loans individually evaluated for impairment	$59	$1,284	$—	$5	$—	$35	$1,383
Allocated to loans collectively evaluated for impairment	$17,486	$8,385	$3,947	$899	$608	$207	$31,532

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(5)	Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

(Dollars in thousands)	2018	2017
Land and land improvements	$6,722	$5,962
Bank premises and leasehold improvements	42,658	42,051
Computer software and equipment	10,054	9,303
Furniture, fixtures and equipment	21,568	20,347
Total premises and equipment, before accumulated depreciation	81,002	77,663

Less accumulated depreciation	(43,414)	(40,641)
Total premises and equipment, net of accumulated depreciation	$37,588	$37,022

Total depreciation expense related to premises and equipment amounted to $4.7 million for both the years ended December 31, 2018 and 2017 and $4.4 million for the year ended December 31, 2016.

The Company's leases multiple facilities which are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.  The Company has an agreement to purchase one of the leased buildings in its main campus and anticipates this transaction will be completed during the first half of 2019.

Total rent expense was $1.4 million for both the years ended December 31, 2018 and 2017 and $1.3 million for the year ended December 31, 2016.

At December 31, 2018, minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2019	$1,200
2020	969
2021	950
2022	917
2023	848
Thereafter	6,384
Total minimum lease payments	$11,268

The Company currently collects rent through non-cancelable leases for a small portion of the overall square-footage within its owned Lowell, MA campus headquarters and at one of its owned branch locations. For the years ended December 31, 2018, 2017 and 2016, these leases are deemed immaterial.

In January 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." See Note 1, "Summary of Significant Accounting Policies," Item (u) "Recent Accounting Pronouncements," above, under the section Accounting pronouncements not yet adopted by the Company for further information regarding this ASU.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(6)	Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2018	2017
Non-interest checking	$765,029	$705,846
Interest-bearing checking	403,497	391,111
Savings	193,214	193,385
Money market	862,028	807,931
CDs $250,000 or less	215,200	150,445
CDs greater than $250,000	69,031	45,154
Total customer deposits	2,507,999	2,293,872
Brokered deposits(1)	56,783	147,490
Total deposits	$2,564,782	$2,441,362

(1) Brokered CDs which are $250,000 and under.

Total customer deposits (deposits, excluding brokered deposits) include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $342.4 million and $249.6 million at December 31, 2018 and December 31, 2017, respectively.

The aggregate amounts of overdrawn deposits that have been reclassified as loan balances were $470 thousand and $359 thousand at December 31, 2018 and 2017, respectively.

The following table shows the scheduled maturities of CDs (including brokered CDs with weighted average remaining lives of less than six months at both December 31, 2018 and 2017):

(Dollars in thousands)	2018	2017
Due in less than twelve months	$223,611	$240,995
Due in over one year through two years	93,770	60,692
Due in over two years through three years	16,228	28,141
Due in over three years through four years	5,216	6,592
Due in over four years through five years	1,885	5,614
Due in over five years	304	1,055
Total CDs	$341,014	$343,089

See also Note 15, "Fair Value Measurements," to the Company's consolidated financial statements, contained below, for further information regarding the Company's fair value measurements for deposits.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(7)	Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, for the years indicated are summarized as follows:

	2018		2017		2016
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Borrowed funds	$100,492	2.67%	$89,000	1.54%	$10,671	0.80%
Subordinated debt	14,860	6.23%	14,847	6.23%	14,834	6.26%
Total borrowed funds and subordinated debt	$115,352	3.13%	$103,847	2.21%	$25,505	3.98%

At December 31, 2018, 2017, and 2016, borrowed funds were comprised solely of FHLB borrowings.

FHLB borrowings at December 31, 2018 consisted of $100.0 million in overnight borrowings, with a weighted average rate of 2.68%, and $492 thousand of long-term, no interest borrowings, related to specific lending projects under the FHLB's community development programs, that will mature in March 2038.

Maximum FHLB and other borrowings outstanding at any month end during 2018, 2017, and 2016 were $100.5 million, $149.3 million, and $43.7 million, respectively.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated:

	Year ended December 31,
	2018		2017		2016
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$22,250	1.72%	$49,546	1.19%	$14,551	0.55%
Other borrowings	—	—	—	—	107	0.61%
Total borrowed funds	$22,250	1.72%	$49,546	1.19%	$14,658	0.55%

The Company's primary borrowing source is the FHLB, however the Company may choose to borrow from other established business partners.  "Other borrowings" represents overnight advances from the FRB or federal funds purchased from correspondent banks.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company's investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2018, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $355.0 million.  In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window up to approximately $140.0 million at December 31, 2018. The Bank also has pre-approved borrowing arrangements with large correspondent banks to provide overnight and short-term borrowing capacity.

The Company also carried subordinated debt (net of deferred issuance costs) of $14.9 million at December 31, 2018 and $14.8 million at December 31, 2017 and December 31, 2016, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes"), issued in January 2015, in a private placement to an accredited investor. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, mature on January 30, 2030 (the "Maturity Date") and are callable by the Company, subject to regulatory approval, at a premium beginning January 30, 2020, and at par beginning January 30, 2025. The Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, and beginning on January 31, 2025 through the Maturity Date, or any early redemption date, the interest rate on the Notes will adjust monthly at an interest rate of 3.90% plus 30-day LIBOR. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

See also Note 15, "Fair Value Measurements," to the Company's consolidated financial statements, contained below, for further information regarding the Company's fair value measurements for borrowed funds and subordinated debt.

See Note 2, "Investments," and Note 3, "Loans," to the Company's consolidated financial statements, contained above, for further information regarding securities and loans pledged for borrowed funds. Refer to the "Liquidity" section in Item 2, "Management's Discussion and Analysis," for additional information about other sources of funding available to the Company.

(8)	Derivatives and Hedging Activities

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2018 and 2017, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest-rate swaps as part of its interest-rate risk management strategy. Interest-rate swap agreements may be entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company had no derivative fair value hedges or derivative cash flow hedges at December 31, 2018 and 2017.

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

As detailed in Note 1, "Summary of Significant Accounting Policies," under Item (o), "Derivatives," Back-to-Back Swaps are not speculative; rather, the transactions result from a service the Company provides to certain commercial customers. Back-to-Back swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back Swaps during the years ended December 31, 2018, December 31, 2017 or December 31, 2016.

Each Back-to-Back swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of eight and six interest-rate swaps outstanding at December 31, 2018 and December 31, 2017, respectively, with an aggregate notional amount of $37.7 million and $29.4 million on those respective dates.

Asset derivatives are included in the line item prepaid expenses and other assets and liability derivatives are included in the accrued expenses and other liabilities line item on the consolidated balance sheets, respectively. Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The table below presents the fair value and classification of the Company's derivative financial instruments for the periods presented:

	As of December 31, 2018		As of December 31, 2017
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest-rate contracts - pay floating, received fixed	$45	$723	$25	$568
Interest-rate contracts - pay fixed, receive floating	678	—	543	—
Total interest-rate swaps	$723	$723	$568	$568

By using derivative financial instruments, the Company exposes itself to counterparty-credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. The Company has one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at December 31, 2018. Additionally, counterparty interest-rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had credit risk exposure amounting to $678 thousand and $543 thousand at December 31, 2018 and December 31, 2017 respectively, relating to interest-rate swaps with counterparties. The Company held cash collateral of $850 thousand at December 31, 2018, and $480 thousand at December 31, 2017. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's consolidated balance sheet.

The tables below present the Company's asset derivative positions and the potential effect of those netting arrangements on its financial position, as of the periods presented. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the tables below.

	As of December 31, 2018
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest-rate contracts - pay fixed, receive floating	$723	$45	$678

	As of December 31, 2017
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest-rate contracts - pay fixed, receive floating	$568	$25	$543

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to the percentage of the Company's participation in the underlying loan applied to the originating bank's swap loss. At December 31, 2018, the Company had one such participation loan and, at December 31, 2017, the Company had two such participation loans. At December 31, 2018, management considers the risk of material swap loss exposure related to these participation loans to be unlikely based on the swap market value, as well as the borrower's financial and collateral strength.

See also Note 9, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," to the Company's consolidated financial statements, contained below, for further information on the Company's commitments and contingencies.

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

Financial instruments with off-balance sheet credit risk at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Commitments to originate loans	$71,586	$13,830
Commitments to originate residential mortgages loans for sale	—	2,078
Commitments to sell residential mortgage loans	701	2,286
Letters of credit	23,482	21,576
Unadvanced portions of commercial real estate loans	39,311	26,947
Unadvanced portions of commercial loans and lines	453,381	432,731
Unadvanced portions of construction loans (commercial & residential)	240,019	209,916
Unadvanced portions of home equity lines	100,227	94,012
Unadvanced portions of consumer loans	4,270	4,290

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

The Company originates residential mortgage loans intended for sale under agreements to sell such loans on an individual loan basis and may retain or sell the servicing when selling the loans.  Loans sold are subject to standard

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales.

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

Unadvanced portions of loans and lines of credit represent credit extended to customers but not yet drawn upon and are secured or guaranteed under preexisting loan agreements and credit evaluations having taken into consideration the full commitment amount.

See also Note 8, "Derivatives and Hedging Activities," to the Company's consolidated financial statements, contained above, for information on the Company's interest-rate lock commitments, interest-rate swaps, and participation in loans originated by third-party banks with potential contingent liabilities.

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

(10)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01, and as of December 31, 2018 had 11,708,218 shares issued and outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01. No preferred stock has been issued as of the date of this Form 10-K. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

The Company has a shareholders' rights plan. Under the plan, each share of common stock includes a right to purchase under certain circumstances one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $122.50 per one one-hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the Company.  The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the Company's outstanding shares of common stock.  The rights have no voting or dividend privileges, and unless and until they become exercisable, have no dilutive effect on the earnings of the Company. The rights will expire, unless earlier redeemed, exchanged, or otherwise rescinded by the Company, on January 13, 2028.

The Company's stock incentive plans permit the Board to grant, under various terms, stock options (for the purchase of newly issued shares of common stock), common stock, restricted stock awards, restricted stock units and stock appreciation rights to officers and other employees, non-employee directors and consultants.

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 91,708 shares and 117,219 shares as of December 31, 2018 and December 31, 2017, respectively. See Item (s), "Earnings per Share," contained in Note 1, "Summary of Significant Accounting Policies," and Note 14, "Earnings per Share," for additional information regarding unvested participating restricted awards and the Company's earnings per share calculation.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, which applies to Massachusetts corporations such as the Company, eliminates the concept of "treasury stock" and provides that shares reacquired by a Massachusetts company will be treated as authorized but unissued shares.

See also Note 12, "Stock-Based Compensation," to the Company's consolidated financial statements, contained below, for further information regarding the Company's stock incentive plans.

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
In addition to shares issued to employees, non-employee directors, and community members for consulting on regional advisory councils, and shares issued through equity offerings (see "Capital Raised and Capital Adequacy Requirements" below), the Company maintains a dividend reinvestment and direct stock purchase plan ("DRSPP") which enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. During the years ended December 31, 2018, 2017, and 2016, the direct purchase component of the DRSPP was used by stockholders to purchase 2,652, 2,014 and 1,562 shares of the Company's common stock totaling $94 thousand, $70 thousand, and $38 thousand respectively. See "Dividends" below for further information about the dividend reinvestment portion of the DRSPP.

Capital Raised and Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  Historically, exclusive of earnings, the primary sources of capital for the Company and the Bank have been common stock issuances and proceeds from the issuance of subordinated debt. Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the DRSPP. The Company believes its current capital is adequate to support ongoing operations.

The Company's most recent common stock issuance was in the second quarter of 2016, when the Company completed a combined shareholder subscription rights offering and supplemental community offering (the "Offering"), at an offering price of $21.50 per share, under its $40 million shelf registration statement (Reg.No. 333-190017). The Company issued 930,232 shares of common stock and received gross proceeds of $20.0 million ($19.7 million, net of offering costs). The Company contributed the net proceeds to the Bank to support future asset growth and for general corporate purposes. See Note 14, "Earnings Per Share," for further information regarding the impact of the offering on earnings per share.

Since January 1, 2015, the Company has been subject to increasing capital ratios, with a phase-in period that ended in January 2019, as a result of regulation adopted by the federal bank regulatory agencies known as the "Basel III Rules."

Management believes, as of December 31, 2018, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2018 and December 31, 2017, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2018 and December 31, 2017 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
The Company
Total Capital (to risk weighted assets)	$297,402	11.77%	$202,172	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	250,925	9.93%	151,629	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage Ratio	250,925	8.56%	117,198	4.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	250,925	9.93%	113,722	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$297,162	11.76%	$202,172	8.00%	$252,715	10.00%
Tier 1 Capital (to risk weighted assets)	265,545	10.51%	151,629	6.00%	202,172	8.00%
Tier 1 Capital (to average assets) or Leverage Ratio	265,545	9.06%	117,198	4.00%	146,498	5.00%
Common equity tier 1 capital (to risk-weighted assets)	265,545	10.51%	113,722	4.50%	164,265	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
The Company
Total Capital (to risk weighted assets)	$270,826	11.21%	$193,327	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	225,738	9.34%	144,995	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage Ratio	225,738	8.22%	109,838	4.00%	N/A	N/A
Common equity tier 1 capital (to risk-weighted assets)	225,738	9.34%	108,747	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$270,150	11.18%	$193,301	8.00%	$241,626	10.00%
Tier 1 Capital (to risk weighted assets)	239,910	9.93%	144,976	6.00%	193,301	8.00%
Tier 1 Capital (to average assets) or Leverage Ratio	239,910	8.74%	109,837	4.00%	137,296	5.00%
Common equity tier 1 capital (to risk-weighted assets)	239,910	9.93%	108,732	4.50%	157,057	6.50%

(1)	Before application of the capital conservation buffer of 1.875% as of December 31, 2018 and 1.25% as of December 31, 2017, see discussion below.

(2)	For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed. This prompt corrective action framework requirement does not apply to the Company.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Under the Basel III Rules, capital ratio requirements for all banking organizations include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital requirements shown above. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, would exceed the Basel III risk-based capital requirement with full capital conservation buffer as of December 31, 2018.

See also "Supervision and Regulation," contained in Item 1, "Business," for further information on the Basel III requirements.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank in January 2019 after the full phase-in period are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
Total Capital (to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Capital (to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Capital (to average assets) or Leverage Ratio	4.00%	—	4.00%
Common equity tier 1 capital (to risk-weighted assets)	4.50%	2.50%	7.00%

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possibly additional discretionary supervisory actions by regulators that, if undertaken, could have a material adverse effect on the Company's consolidated financial statements.  Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the Bank, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Dividends

Neither the Company nor the Bank may declare or pay dividends on its stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company.  Under Massachusetts law, trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock.  Any dividend payment that would exceed the total of the Bank's net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. Applicable provisions of the FDIC Improvement Act also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  Any restrictions, regulatory or otherwise, on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

For the year ended December 31, 2018, the Company declared and paid $6.8 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 37,999 shares of the Company's common stock totaling $1.3 million. In 2017, the Company declared and paid $6.2 million in cash dividends.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In 2017, stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 44,752 shares of the Company's common stock totaling $1.5 million. In 2016, the Company declared and paid $5.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 53,516 shares of the Company's common stock totaling $1.4 million. See "Shares Authorized and Share Issuance" above in this Note 10 for more information on the DRSPP, including the direct stock purchase component of the plan.

(11)	Employee Benefit Plans

401(k) Defined Contribution Plan

The Company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan.  A portion of an employee's contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. In 2018, the Company's percentage match was 70% up to the first 6% contributed by the employee, while in 2017 and 2016, the Company's percentage match was 60% up to the first 6% contributed by the employee.

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate in the 401(k) plan.  Since the fourth quarter of 2017, vesting for the Company's 401(k) retirement plan matching contribution is based on years of service with participants becoming 25% vested on the anniversary of their hire date and each subsequent year until they are 100% vested following four years of service.  Unvested amounts not distributable to an employee following termination of employment are used to offset plan expenses and the Company's matching contributions.

The Company's expense for the 401(k) plan match was $1.3 million, $965 thousand and $938 thousand, respectively, for the years ended December 31, 2018, 2017, and 2016.

Supplemental Employee Retirement Plans ("SERPs")

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

The amounts charged to expense for this plan are included in the table below. The Company anticipates accruing an additional $100 thousand to the SERP for the year ending December 31, 2019.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,372	$2,502	$2,654
Net periodic benefit cost:
Interest cost	110	110	124
Actuarial (gain) loss	(32)	36	—
Net periodic benefit costs	$78	$146	$124

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$2,174	$2,372	$2,502

Funded status:
Accrued liability as of December 31	$(2,174)	$(2,372)	$(2,502)

Discount rate used for benefit obligation(1)	4.75%	4.50%	4.75%

(1)
Management utilizes the Moody's 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

 SERP benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2019	$276
2020	276
2021	276
2022	276
2023	276
2024-2028	1,269

Additionally, on December 11, 2018, the Board approved and adopted the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan.  The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of management employees.  The impact of adoption of this plan in 2018 was not material. Please refer to Exhibit 10.17 attached to this Form 10-K for complete description of the plan.

Supplemental Life Insurance

The Company has provided supplemental life insurance through split-dollar life insurance arrangements for certain executive and senior officers on whom the Bank owns BOLI. See Item (k), "Bank Owned Life Insurance," in Note 1, "Summary of Significant Accounting Policies," for further information regarding BOLI.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,032	$1,895	$1,792
Net periodic benefit cost:
Service cost	(13)	(11)	(9)
Interest cost	94	91	88
Actuarial (gain) loss	(29)	57	24
Total net period cost	$52	$137	$103

Benefit obligation at end of year	$2,084	$2,032	$1,895

Funded status:
Accrued liability as of December 31	$(2,084)	$(2,032)	$(1,895)

Discount rate used for benefit obligation(1)	4.75%	4.50%	4.75%

(1)
Management utilizes the Moody's 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for the postretirement cost of insurance for split dollar insurance coverage are included in the table above. The Company anticipates accruing an additional $199 thousand to the plan for the year ending December 31, 2019.

See also Note 12, "Stock-Based Compensation," to the Company's consolidated financial statements, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(12)	Stock-Based Compensation

The Company currently has two individual stock incentive plans: the 2009 plan, as amended, and the 2016 plan, as amended. The plans permit the Board to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. Option exercises and restricted stock vesting may be net settled to cover option costs and employee tax obligations under the terms of the respective plan. These plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, directors and consultants.  As of December 31, 2018, 67,857 shares and 350,000 shares remain available for future grants under the 2009 and the 2016 plans, respectively. The 2009 plan expires in March of 2019.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses. Total stock-based compensation expense was $1.8 million for both the years ended December 31, 2018 and December 31, 2017, and $2.4 million for the year ended December 31, 2016.  The total tax benefit recognized related to the stock-based compensation expense was $519 thousand, $716 thousand and $972 thousand for the years ended 2018, 2017 and 2016, respectively.

A tax benefit associated with employee stock option exercises and vesting of stock compensation of approximately $302 thousand was recorded as a reduction of the Company's income tax expense for the year ended December 31, 2018, compared with $922 thousand for the year ended December 31, 2017. These amounts, treated as discrete tax

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the Company's consolidated financial statements. Prior to 2017, the related tax benefits were recorded to additional paid-in-capital and had no impact on the Company's income statements. Those tax benefits amounted to $789 thousand for the year ended December 31, 2016.

Stock Option Awards

Options granted generally vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter.  For all awards, if a grantee's employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board, as the case may be, waives such forfeiture requirement.

Under the terms of the plans, stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the plans that are returned to the Company unexercised shall remain available for issuance under such plan, while the plan is effective. For participants owning 10% or more of the Company's outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant and may not have an expiration term of more than five years.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated:

Stock Option Awards	2018	2017	2016
Options granted	14,755	15,009	31,047
Term in years	10.0	10.0	10.0
Weighted average assumptions used in the fair value model:
Expected volatility	37%	40%	42%
Expected dividend yield	2.10%	2.09%	3.02%
Expected life in years	6.5	7.0	7.0
Risk-free interest rate	2.86%	2.35%	1.91%
Weighted average market price on date of grants	$34.33	$30.46	$21.91
Per share weighted average fair value	$11.98	$11.34	$7.91
Fair value as a percentage of market value at grant date	35%	37%	36%

The expected volatility is the anticipated variability in the Company's share price over the expected life of the option and is based on the Company's historical volatility.

The expected dividend yield is the Company's projected dividends based on historical annualized dividend yield to coincide with volatility divided by its share price at the date of grant.

The expected life represents the period of time that the option is expected to be outstanding.  The Company utilized the simplified method, under which the expected term equals the vesting term plus the contractual term divided by 2.

The risk-free interest rate is based on the U.S. Department of the Treasury rate in effect at the time of grant for a period equivalent to the expected life of the option.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Stock option transactions during the year ended December 31, 2018 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2017	194,218	$19.29	5.0	$2,866
Granted	14,755	34.33
Exercised	24,842	16.30
Forfeited/Expired	286	23.57
Outstanding December 31, 2018	183,845	$20.90	4.9	$2,102

Vested and Exercisable at December 31, 2018	127,837	$18.14	3.6	$1,793

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company's common stock on December 31, 2018 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2018, all of the vested and exercisable options were in-the money.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2018. The intrinsic value will change based on the fair market value of the Company's stock.

Cash received from option exercises was $308 thousand, $355 thousand and $546 thousand in 2018, 2017 and 2016, respectively.  The total intrinsic value of options exercised was $452 thousand, $1.6 million and $1.0 million in 2018, 2017 and 2016, respectively. Cash paid by the Company for the net settlement of options to cover employee tax obligations was $39 thousand, $386 thousand, and $158 thousand in 2018, 2017, and 2016 respectively.

Stock option activity during the year ended December 31, 2018 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2017	70,549	$8.81
Granted	14,755	11.98
Vested	29,035	8.12
Forfeited	261	9.13
Unvested December 31, 2018	56,008	$10.00

The total fair value of options vested (based on grant date fair value) during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was $236 thousand, $246 thousand, and $237 thousand, respectively.

The Company adopted ASU 2016-09 in January 2017 and elected to record forfeitures as they occur. Prior to the adoption of this standard, accounting guidance required that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest; therefore, a forfeiture assumption had to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. In 2016, the Company estimated forfeitures based on historical experience for the portion of the grant which had vested and/or grants already vested based on similarities in the type of options and employee group.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Compensation expense recognized in association with the stock option awards amounted to $200 thousand, $204 thousand and $267 thousand for the years ended 2018, 2017 and 2016, respectively.  The total tax benefit recognized related to the stock option expense was $56 thousand, $83 thousand, and $109 thousand for the years ended 2018, 2017, and 2016, respectively.

As of December 31, 2018, there was $313 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.4 years.

Stock Awards

Restricted stock awards are granted at the market price of the Company' common stock on the date of the grant. Employee awards generally vest over four years in equal portions beginning on the first anniversary date of the award or are performance based awards that vest upon the Company achieving certain predefined performance objectives. Non-employee director awards generally vest over two years in equal portions beginning on the first anniversary date of the award.

The table below provides a summary of restricted stock awards granted during the years indicated:

Restricted Stock Awards (number of underlying shares)	2018	2017	2016
Two-year vesting	7,280	6,944	9,060
Four-year vesting	16,666	16,253	18,298
Performance-based vesting	20,559	25,623	35,071
Total restricted stock awards	44,505	48,820	62,429

Weighted average grant date fair value	$34.33	$30.46	$21.90

If a grantee's employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board, as the case may be, waives such forfeiture requirement.

The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding.

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. In 2018, 2017, and 2016 the Company paid $520 thousand, $545 thousand and $284 thousand, respectively, to net settle the vesting of restricted stock awards to cover employee tax obligations.

Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still effective.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth a summary of the activity for the Company's restricted stock awards:

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Unvested December 31, 2017	117,219	$25.09	1.4	$3,991
Granted	44,505	34.33
Vested/released	68,954	23.95
Forfeited	1,062	28.92
Unvested December 31, 2018	91,708	$30.39	1.6	$2,949

Stock-based compensation expense recognized in association with the stock awards amounted to $1.4 million for the year ended December 31, 2018, $1.3 million for the year ended December 31, 2017, and $1.8 million for the year ended December 31, 2016.  The total tax benefit recognized related to stock award compensation expense was $393 thousand, $518 thousand, and $746 thousand for the years ended 2018, 2017, and 2016, respectively.

As of December 31, 2018, there remained $1.5 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining weighted average vesting period of 2.1 years.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  These shares are issued annually each January for Board meetings held in the previous year. Directors must make an irrevocable election to receive shares of common stock in lieu of cash fees prior to December 31st of the preceding year. Directors are granted shares of common stock in lieu of cash fees at a per share issuance price calculated quarterly and based on an average quarterly close price of the Company's common stock on the NASDAQ Global Market. Prior to the 2018 election, Directors were granted shares of common stock in lieu of cash fees at a per share issuance price which reflected the market value of the Company's common stock on the first business day of the year.

Total directors' fee expense, included in other operating expenses, amounted to $816 thousand, $747 thousand and $661 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. Included in the 2018 expense was stock compensation of $250 thousand, which represented 7,470 shares issued to Directors in January 2019, at a fair market value price of $33.50 per share, which reflected the fair value of the common stock on January 2, 2018. Included in the 2017 expense was stock compensation of $281 thousand, which represented 7,326 shares issued to Directors in January 2018, at a fair market value price of $38.39 per share, which reflected the fair value of the common stock on January 3, 2017. Included in the 2016 expense was stock compensation of $286 thousand, which represented 12,992 shares issued to Directors in January 2017, at a fair market value price of $22.04 per share, which reflected the fair value of the common stock on January 4, 2016. The total tax benefit recognized related to the expense of Director stock compensation for meeting attendance was $70 thousand, $115 thousand and $117 thousand, for the years ended 2018, 2017 and 2016, respectively.

See also Note 10, "Stockholders' Equity," to the Company's consolidated financial statements, contained above, under the caption "Shares authorized and share issuance," for further information regarding the Company's stock awards.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(13)	Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2018	2017	2016
Current tax expense:
Federal	$6,485	$8,222	$8,178
State	2,835	2,271	2,244
Total current tax expense	9,320	10,493	10,422
Deferred tax (benefit)/ expense:
Federal	(392)	5,646	(984)
State	(112)	89	(277)
Total deferred tax (benefit)/ expense	(504)	5,735	(1,261)

Total income tax expense	$8,816	$16,228	$9,161

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% for 2018, and 35% for 2017 and 2016 to income before taxes as follows:

(Dollars in thousands)	2018	2017	2016
Computed income tax expense at statutory rate	$7,916	$12,467	$9,769
State income taxes, net of federal tax benefit	2,151	1,534	1,279
Tax-exempt income, net of disallowance	(1,034)	(1,665)	(1,559)
Bank-owned life insurance income, net	(141)	(245)	(261)
Impact of change in federal statutory rate on deferred tax assets	—	4,761	—
Tax benefit from stock compensation	(302)	(922)	—
Other	226	298	(67)
Total income tax expense	$8,816	$16,228	$9,161

Effective income tax rate	23.4%	45.6%	32.8%

The change in income tax expense and the effective income tax rate since the prior year primarily related to the 2017 Tax Act. Enacted in December 2017, the Tax Act caused the Company to revalue its net deferred tax assets based upon the lower rate at which they will be recovered. The value of the Company's 2017 net deferred tax assets declined, due to the new lower federal tax rate, with the offset charged to Federal tax expense. This non-cash expense for the Company was approximately $4.8 million. The new federal tax bill reduced the Company's federal tax rate beginning in 2018, to 21% from its previous level of approximately 35%.

Also beginning in 2017, with the adoption of ASU 2016-09 related to employee share-based payment accounting, tax benefits from stock compensation associated with employee exercises and vesting of stock awards were recorded as a reduction of the Company's tax liability and income tax expense in both 2018 and 2017. Prior to 2017, the related tax benefits were recorded to additional paid-in capital and had no impact on the Company's income statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

(Dollars in thousands)	2018	2017
Deferred tax asset:
Allowance for loan losses	$9,515	$9,252
Depreciation	2,118	1,831
Net fair value losses on equity securities	43	—
Net unrealized loss on debt securities	402	—
Supplemental employee retirement plans	611	667
Non-accrual interest	624	460
Stock-based compensation expense	555	608
Other	359	323
Total	14,227	13,141

Deferred tax liability:
Goodwill	1,590	1,590
Net unrealized gains on debt securities	—	90
Deferred origination costs	721	710
Other	169	—
Total	2,480	2,390

Net deferred tax asset	$11,747	$10,751

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax basis of assets and liabilities, calculated using currently enacted tax rates. Management records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including recent financial operations and projected future taxable income. Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2018. However, factors beyond management's control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total income taxes in 2018, 2017, and 2016 of $8.7 million, $10.5 million, and $10.9 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2018 or December 31, 2017.

The Company invests in qualified affordable housing projects as a limited partner. In 2018, 2017 and 2016, the Company recognized $71 thousand of Federal Low Income Housing tax credits per year. The Company anticipates that it will receive additional tax credits related to the Federal Low Income Housing Tax Credit program in the amount of $248 thousand which are expected to be realized over the next 4 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(14)	Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st:

	2018	2017	2016
Basic weighted average common shares outstanding	11,679,520	11,568,430	10,966,333
Dilutive shares	70,942	83,333	73,178
Diluted weighted average common shares outstanding	11,750,462	11,651,763	11,039,511

Basic and diluted weighted average common shares outstanding for the years ended December 31, 2018 and 2017 include the full impact of the 930,232 shares of common stock issued in the 2016 Offering, while the respective 2016 weighted averages were only affected by the 2016 Offering from the issue date of June 23, 2016 through period end.

There were 29,260 options outstanding at December 31, 2018 that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the year ended December 31, 2018. These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

See Note 10, "Stockholders' Equity," under the caption "Shares authorized and share issuance," for information regarding the Company's participating securities and see Item (s), "Earnings per Share," contained in Note 1, "Summary of Significant Accounting Policies," for additional information regarding the earnings per share calculation.

(15)	Fair Value Measurements

The FASB defines the fair value of an asset or liability to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; and (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability.  Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed based on of the best information available under the circumstances.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2018
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$431,473	$—	$431,473	$—
Equity securities	1,448	1,448	—	—
FHLB stock	5,357	—	—	5,357
Interest-rate swaps	723	—	723	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,574	—	—	2,574

Liabilities measured on a recurring basis:
Interest-rate swaps	$723	$—	$723	$—

	December 31, 2017
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$405,206	$—	$405,206	$—
FHLB stock	5,215	—	—	5,215
Interest-rate swaps	568	—	568	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,696	—	—	2,696

Liabilities measured on a recurring basis:
Interest-rate swaps	$568	$—	$568	$—

The Company did not transfer any assets between the fair value measurement levels during the years ended December 31, 2018 or December 31, 2017.

All of the Company's debt securities are considered "available-for-sale" and are carried at fair value.  The debt security category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds, and CDs, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its debt securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third-party on debt securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company's equity portfolio fair value is measured based on quoted market prices for the shares; therefore, these securities are categorized as Level 1 within the fair value hierarchy. As of December 31, 2017, the Company did not hold any equity securities, except for restricted FHLB stock discussed below.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. This stock is classified as a restricted investment and carried at cost which management believes approximates fair value; therefore, these securities are categorized as Level 3 measures.  See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Cash and Investments," to the Company's consolidated financial statements, contained above for further information regarding the Company's fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.6 million at December 31, 2018 compared to $872 thousand at December 31, 2017.

The fair values for the interest-rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest-rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest-rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, "Derivatives and Hedging Activities," for additional information on the Company's interest-rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at December 31, 2018 and December 31, 2017 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements.  At December 31, 2018 and December 31, 2017, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2018 and December 31, 2017:

	Fair Value
(Dollars in thousands)	December 31, 2018	December 31, 2017	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$5,357	$5,215	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,574	$2,696	Appraisal of Collateral	Appraisal adjustments(1)	5% - 50%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	December 31, 2018
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$701	$710	$—	$710	$—
Loans, net	2,353,657	2,331,076	—	—	2,331,076
Financial liabilities:
CDs (including brokered)	341,014	339,308	—	339,308	—
Borrowed funds	100,492	100,312	—	100,312	—
Subordinated debt	14,860	14,300	—	—	14,300

	December 31, 2017
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$208	$208	$—	$208	$—
Loans, net	2,236,989	2,236,169	—	—	2,236,169
Financial liabilities:
CDs (including brokered)	343,089	341,765	—	341,765	—
Borrowed funds	89,000	88,996	—	88,996	—
Subordinated debt	14,847	14,208	—	—	14,208

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Excluded from the tables above are certain financial instruments with carrying values that approximated their fair value at the dates indicated, as they were short-term in nature or payable on demand.  These include cash and cash equivalents and non-term deposit accounts. The respective carrying values of these instruments would all be classified within Level 1 of their fair value hierarchy.

Also excluded from these tables are the fair values of commitments for unused portions of lines of credit and commitments to originate loans that were short-term, at current market rates and estimated to have no significant change in fair value.

(16)Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash	$123	$345
Investment in subsidiaries	269,917	245,982
Other assets	198	411
Total assets	$270,238	$246,738
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt	$14,860	$14,847
Accrued interest payable	78	78
Other liabilities	3	3
Total liabilities	14,941	14,928
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,708,218 shares issued and outstanding at December 31, 2018 and 11,609,853 shares issued and outstanding at December 31, 2017	117	116
Additional paid-in capital	91,281	88,205
Retained earnings	165,183	143,073
Accumulated other comprehensive (loss) income	(1,284)	416
Total stockholders' equity	255,297	231,810
Total liabilities and stockholders' equity	$270,238	$246,738

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2018	2017	2016
Equity in undistributed net income of subsidiaries	$25,635	$16,922	$19,313
Dividends distributed by subsidiaries	4,100	3,000	150
Total income	29,735	19,922	19,463
Interest expense	925	925	928
Other operating expenses	216	245	194
Total operating expenses	1,141	1,170	1,122
Income before income taxes	28,594	18,752	18,341
Benefit from income taxes	(287)	(641)	(410)
Net income	$28,881	$19,393	$18,751

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$28,881	$19,393	$18,751
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(25,635)	(16,922)	(19,313)
Payment from subsidiary bank for stock compensation expense	1,879	1,758	2,348
Changes in:
Decrease (increase) in other assets	213	832	(697)
Decrease in other liabilities	13	14	9
Net cash provided by operating activities	5,351	5,075	1,098
Cash flows from investing activities:
Investment in subsidiary(1)	—	—	(19,730)
Net cash provided by investing activities	—	—	(19,730)
Cash flows from financing activities:
Cash dividends paid	(6,771)	(6,241)	(5,684)
Proceeds from issuance of common stock, net of expenses	1,449	1,590	21,183
Net settlement for employee tax withholdings on restricted stock and options	(559)	(931)	(442)
Proceeds from exercise of stock options	308	355	546
Tax benefit from stock-based compensation	—	—	789
Net cash (used in) provided by financing activities	(5,573)	(5,227)	16,392
Net decrease in cash and cash equivalents	(222)	(152)	(2,240)
Cash and cash equivalents, beginning of year	345	497	2,737
Cash and cash equivalents, end of year	$123	$345	$497

(1)	The outflow in investment in subsidiary in 2016 reflects the Company's investment in the Bank from the Offering. See Note 10 "Stockholders' Equity," above, for further information.

The Parent Company's Statements of Comprehensive Income and Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Stockholders' Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(17)	Quarterly Results of Operations (Unaudited)

	2018
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$28,771	$30,320	$31,348	$32,464
Interest expense	2,756	3,102	3,936	4,274
Net interest income	26,015	27,218	27,412	28,190
Provision for loan losses	1,600	300	750	(400)
Net interest income after provision for loan losses	24,415	26,918	26,662	28,590
Non-interest income	3,790	3,733	3,758	3,659
Net gains (losses) on sales of investment securities	1	—	(34)	(2,917)
Non-interest expense	19,447	20,808	19,975	20,648
Income before income taxes	8,759	9,843	10,411	8,684
Provision for income taxes	1,934	2,269	2,429	2,184
Net income	$6,825	$7,574	$7,982	$6,500

Basic earnings per share	$0.59	$0.65	$0.68	$0.56
Diluted earnings per share	$0.58	$0.64	$0.68	$0.55

	2017
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$24,364	$25,338	$27,045	$28,285
Interest expense	1,517	1,803	1,911	2,279
Net interest income	22,847	23,535	25,134	26,006
Provision for loan losses	125	280	1,225	(200)
Net interest income after provision for loan losses	22,722	23,255	23,909	26,206
Non-interest income	3,594	3,710	3,728	3,926
Net gains (losses) on sales of investment securities	540	229	(284)	231
Non-interest expense	19,420	18,754	18,833	19,138
Income before income taxes	7,436	8,440	8,520	11,225
Provision for income taxes	1,864	2,845	3,014	8,505
Net income	$5,572	$5,595	$5,506	$2,720

Basic earnings per share	$0.48	$0.48	$0.48	$0.23
Diluted earnings per share	$0.48	$0.48	$0.47	$0.23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We have served as the Company's auditor since 2015.

 /s/ RSM US LLP

Boston, Massachusetts
March 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Enterprise Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively the financial statements) of the Company and our report dated March 13, 2019 expressed an unqualified opinion.

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
March 13, 2019

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements.  All internal control systems, however, no matter how well designed, have inherent limitations and may not prevent or detect misstatement.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework."  Based on management's assessment, the Company believes that, as of December 31, 2018, the Company's internal control over financial reporting is effective based on these criteria.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page 135 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended December 31, 2018) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this Part III of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 7, 2019, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K. For additional information on availability of the Company's corporate governance guidelines, see the section titled "Company Website," contained in Item 1, "Business," to this Form 10-K.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

(2)	Financial Statement Schedules

None (information included in consolidated financial statements)

(3)	Exhibits

Exhibit No. and Description

3.1.1
Amended and Restated Articles of Organization of the Company, as amended as of June 4, 2013 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2013 (File No. 001-33912).

3.1.2
Articles of Amendment to the Restated Articles of Organization of the Company, as amended as of May 16, 2017 incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2017 (File No. 001-33912).

3.1.3
Articles of Amendment to the Restated Articles of Organization of the Company, as amended January 5, 2018, and incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 11, 2018 (File No. 001-33912).

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

4.2
Amendment No. 1 to Renewal Rights Agreement dated as of January 5, 2018, and incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 11, 2018 (File No. 001-33912).

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

10.7.1
Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 333-79135).

10.8.1
Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended on May 1, 2012, June 16, 2015 and October 16, 2018 incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed on October 22, 2018 (File No. 001-33912).

10.8.2
Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended on October 16, 2018 incorporated by reference to the Exhibit 10.2 to the Company's Report on Form 8-K filed on October 22, 2018 (File No. 001-33912).

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

10.12.1*	Specimen 2019 Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended

10.12.2*	Specimen 2019 Executive Officer Restricted Stock Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended

10.12.3*	Specimen 2019 Director Restricted Stock Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended

10.13.1
Enterprise Bank and Trust Company 2016 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016 (File No. 001-33912).

10.13.2
Enterprise Bank and Trust Company 2017 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2017 (File No. 001-33912).

10.13.3
Enterprise Bank and Trust Company 2018 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2018 (File No. 001-33912).

10.14
Enterprise Bancorp, Inc. Annual Executive Incentive Plan incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A dated April 3, 2017, and filed on April 3, 2017 (File No. 001-33912).

10.15
Enterprise Bancorp, Inc. Dividend Reinvestment and Direct Stock Purchase Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-219879), filed on August 10, 2017, appearing under the heading “The Plan.”

10.16
Form of Subordinated Note Purchase Agreement dated January 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (File No. 001-33912).

10.17*	Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan adopted by the Company.

21.0*	Subsidiaries of the Registrant.

23.0*	Consent of RSM US LLP.

31.1*	Certification of principal executive officer under Securities and Exchange Act Rule 13a—14(a).

31.2*	Certification of principal financial officer under Securities and Exchange Act Rule 13a—14(a).

32.0*	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a—14(b).

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 were formatted in XBRL (eXtensible Business Reporting Language):

(i)    Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017,
(ii)    Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and
(vi)    Notes to Consolidated Financial Statements.

* Filed herewith

(b)	Exhibits required by Item 601 of Regulation S-K

The exhibits listed above either have been previously filed and are incorporated herein by reference to the applicable prior filing or are filed herewith.

(c)	Additional Financial Statement Schedules

None.

Item 16.	Form 10-K Summary

None.

ENTERPRISE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.
March 13, 2019	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 13, 2019
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 13, 2019
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 13, 2019
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 13, 2019
John P. Clancy, Jr.

/s/ John R. Clementi	Director	March 13, 2019
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 13, 2019
James F. Conway, III

/s/ Carole A. Cowan	Director	March 13, 2019
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 13, 2019
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 13, 2019
John T. Grady, Jr.

/s/ Mary Jane King	Director	March 13, 2019
Mary Jane King

/s/ John A. Koutsos	Director	March 13, 2019
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 13, 2019
Joseph C. Lerner

/s/ Shelagh E. Mahoney	Director	March 13, 2019
Shelagh E. Mahoney

/s/ Richard W. Main	Director, President	March 13, 2019
Richard W. Main

/s/ Jacqueline F. Moloney	Director	March 13, 2019
Jacqueline F. Moloney

/s/ Luis M. Pedroso	Director	March 13, 2019
Luis M. Pedroso

/s/ Michael T. Putziger	Director	March 13, 2019
Michael T. Putziger

/s/ Carol L. Reid	Director	March 13, 2019
Carol L. Reid

/s/ Michael A. Spinelli	Director	March 13, 2019
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 13, 2019
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 13, 2019
Michael K. Sullivan