Form 10-Q
period 2019-03-31
ENTERPRISE BANCORP INC /MA/
filed 2019-05-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition for "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EBTC	NASDAQ Global Market

As of May 1, 2019, there were 11,794,979 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$35,715	$43,865
Interest-earning deposits	99,547	19,255
Total cash and cash equivalents	135,262	63,120
Investments:
Debt securities at fair value	458,765	431,473
Equity securities at fair value	2,049	1,448
Total investment securities at fair value	460,814	432,921
Federal Home Loan Bank ("FHLB") stock	1,491	5,357
Loans held for sale	332	701
Loans, less allowance for loan losses of $33,729 at March 31, 2019 and $33,849 at December 31, 2018	2,350,908	2,353,657
Premises and equipment, net	38,446	37,588
Lease right-of-use asset	18,851	—
Accrued interest receivable	12,619	11,462
Deferred income taxes, net	10,632	11,747
Bank-owned life insurance	30,300	30,138
Prepaid income taxes	—	732
Prepaid expenses and other assets	8,470	11,279
Goodwill	5,656	5,656
Total assets	$3,073,781	$2,964,358
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$2,725,667	$2,507,999
Brokered deposits	30,499	56,783
Total deposits	2,756,166	2,564,782
Borrowed funds	488	100,492
Subordinated debt	14,863	14,860
Lease liability	17,871	—
Accrued expenses and other liabilities	16,431	27,948
Income taxes payable	809	—
Accrued interest payable	1,092	979
Total liabilities	2,807,720	2,709,061
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,798,114 shares issued and outstanding at March 31, 2019 and 11,708,218 shares issued and outstanding at December 31, 2018	118	117
Additional paid-in capital	92,089	91,281
Retained earnings	172,004	165,183
Accumulated other comprehensive income (loss)	1,850	(1,284)
Total stockholders' equity	266,061	255,297
Total liabilities and stockholders' equity	$3,073,781	$2,964,358

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2019	2018
Interest and dividend income:
Loans and loans held for sale	$29,616	$26,150
Investment securities	3,222	2,487
Other interest-earning assets	459	134
Total interest and dividend income	33,297	28,771
Interest expense:
Deposits	4,706	2,236
Borrowed funds	279	292
Subordinated debt	228	228
Total interest expense	5,213	2,756
Net interest income	28,084	26,015
Provision for loan losses	(400)	1,600
Net interest income after provision for loan losses	28,484	24,415
Non-interest income:
Wealth management fees	1,299	1,408
Deposit and interchange fees	1,564	1,489
Income on bank-owned life insurance, net	162	168
Net (losses) gains on sales of investment securities	(1)	1
Net gains on sales of loans	36	84
Other income	776	641
Total non-interest income	3,836	3,791
Non-interest expense:
Salaries and employee benefits	13,471	12,108
Occupancy and equipment expenses	2,212	2,157
Technology and telecommunications expenses	1,726	1,553
Advertising and public relations expenses	715	720
Audit, legal and other professional fees	423	507
Deposit insurance premiums	351	500
Supplies and postage expenses	224	232
Other operating expenses	1,728	1,670
Total non-interest expense	20,850	19,447
Income before income taxes	11,470	8,759
Provision for income taxes	2,774	1,934
Net income	$8,696	$6,825

Basic earnings per share	$0.74	$0.59
Diluted earnings per share	$0.74	$0.58

Basic weighted average common shares outstanding	11,730,482	11,628,587
Diluted weighted average common shares outstanding	11,783,405	11,700,854

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Net income	$8,696	$6,825
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains (losses) on investments arising during the period	4,040	(8,069)
Income tax (expense) benefit	(907)	1,805
Net unrealized holding gains (losses), net of tax	3,133	(6,264)
Less: reclassification adjustment for net (losses) gains included in net income
Net realized (losses) gains on sales of securities during the period	(1)	1
Income tax benefit (expense)	—	(1)
Reclassification adjustment for (losses) gains realized, net of tax	(1)	—

Total other comprehensive income (loss), net	3,134	(6,264)
Comprehensive income	$11,830	$561

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2017	11,609,853	$116	$88,205	$143,073	$416	$231,810
Net income				6,825		6,825
Other comprehensive (loss), net					(6,264)	(6,264)
Common stock dividend paid ($0.145 per share)				(1,686)		(1,686)
Common stock issued under dividend reinvestment plan	12,765	—	397			397
Common stock issued, other	1,138	—	38			38
Stock-based compensation	51,488	1	590			591
Net settlement for employee taxes on restricted stock and options	(7,561)	—	(286)			(286)
Stock options exercised, net	15,231	—	215			215
Balance at March 31, 2018	11,682,914	$117	$89,159	$148,212	$(5,848)	$231,640

Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				8,696		8,696
Other comprehensive income, net					3,134	3,134
Common stock dividend paid ($0.16 per share)				(1,875)		(1,875)
Common stock issued under dividend reinvestment plan	9,341	—	298			298
Common stock issued, other	264	—	8			8
Stock-based compensation	62,523	1	598			599
Net settlement for employee taxes on restricted stock and options	(2,741)	—	(240)			(240)
Stock options exercised, net	20,509	—	144			144
Balance at March 31, 2019	11,798,114	$118	$92,089	$172,004	$1,850	$266,061

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$8,696	$6,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(400)	1,600
Depreciation and amortization	1,476	1,740
Stock-based compensation expense	426	385
Income on bank-owned life insurance, net	(162)	(168)
Net losses (gains) on sales of investment securities	1	(1)
Mortgage loans originated for sale	(1,443)	(3,536)
Proceeds from mortgage loans sold	1,848	3,828
Net gains on sales of loans	(36)	(84)
Net fair value (gain) loss on equity securities	(186)	5
Changes in:
Increase in other assets	(902)	(1,952)
Decrease in other liabilities	(3,355)	(2,415)
Net cash provided by operating activities	5,963	6,227
Cash flows from investing activities:
Proceeds from sales of investment securities	3,648	12,705
Net proceeds from sales of FHLB capital stock	3,866	2,845
Proceeds from maturities, calls and pay-downs of investment securities	7,228	6,347
Purchase of investment securities	(39,203)	(44,126)
Net decrease (increase) in loans	2,894	(20,260)
Additions to premises and equipment, net	(1,969)	(1,371)
Net cash used in investing activities	(23,536)	(43,860)
Cash flows from financing activities:
Net increase in deposits	191,384	130,027
Net decrease in borrowed funds	(100,004)	(89,000)
Cash dividends paid	(1,875)	(1,686)
Proceeds from issuance of common stock, net of expenses	306	435
Net settlement for employee taxes on restricted stock and options	(240)	(286)
Proceeds from stock option exercises	144	215
Net cash provided by financing activities	89,715	39,705

Net increase in cash and cash equivalents	72,142	2,072
Cash and cash equivalents at beginning of period	63,120	54,806
Cash and cash equivalents at end of period	$135,262	$56,878

See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto contained in the 2018 Annual Report on Form 10-K of Enterprise Bancorp, Inc. as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2019 (the "2018 Annual Report on Form 10-K").

The accompanying unaudited consolidated interim financial statements of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our"), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank").  The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries. The Company has not materially changed its accounting policies from those disclosed in its 2018 Annual Report on Form 10-K. See Item (f) "Recent Accounting Pronouncements" under the subheading "Accounting pronouncements adopted by the Company" below in this Note 1.

The Bank's subsidiaries Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, engage in insurance sales activities and offer non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At March 31, 2019, the Company had 24 full service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and insurance services.  The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from March 31, 2019 through the date this Quarterly Report on Form 10-Q (this "Form 10-Q") was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(b) Uses of Estimates

In preparing the unaudited consolidated interim financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These assumptions and estimates affect the reported values of assets and liabilities as of the balance sheet dates and income and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used be incorrect or change over time due to changes in circumstances.  Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the consolidated financial statements and results of operations in future periods.

As discussed in the Company's 2018 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for loan losses, impairment review of investment securities, and the impairment review of goodwill.  Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements included in the Company's 2018 Annual Report on Form 10-K for accounting policies related to these significant estimates. The Company has not changed its significant accounting policies from those disclosed in its 2018 Annual Report on Form 10-K.

(c) Restricted Cash and Investments

Certain of the Company's derivative agreements contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral for this purpose, the cash is carried as restricted cash within "Interest-earning Deposits." See Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements below for more information about the Company's collateral related to its derivatives.

The Bank is also required by the Federal Reserve Bank of Boston ("FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily cash balance on hand for reserve requirements included in "Cash and Due from Banks" was approximately $2.9 million, based on the two-week computation period encompassing March 31, 2019.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock at par value in association with outstanding advances from the FHLB.  From time-to-time, the FHLB may initiate the repurchase, at par value, of "excess" levels of its capital stock held by member banks. This stock is classified as a restricted investment and is carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

Management regularly reviews its holdings of FHLB stock for other-than-temporary-impairment ("OTTI"). Based on management's periodic review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

See Note 2, "Investment Securities," to the Company's unaudited consolidated interim financial statements below for additional information on management's OTTI review.

(d) Revenue Recognition-Accounting Standard Codification ("ASC") Topic 606

While the majority of the Company's revenue is generated from contracts with customers, our primary sources of revenue, interest and dividend income (primarily loan interest income), are outside of the scope of ASC 606, "Revenue from Contracts with Customers-Topic 606," and are accounted for under other ASC topics. The core principles of this standard require an entity to recognize revenue to depict the transfer of goods and services to customers as performance obligations are satisfied.

The primary areas of income within the scope of ASC 606, which are also the first two lines of non-interest income on the Company's consolidated statements of income, are discussed below.

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

same month as the revenue-generating activity. For managing and servicing customers, revenue is recognized when our performance obligation is completed each month.

Deposit and interchange fees are comprised of deposit account related charges and income generated from electronic payment interchanges. Deposit account charges consist of certain transactional analysis fees net of earning balance credits, monthly account service fees, and transactional fees such as overdraft fees. Analysis and monthly services fees are recognized over the period the service is performed. For transactional fees, the performance obligation and the revenue are recognized at a point of time and payment is typically received as the service is rendered. Interchange income is generated primarily from retail debit card transactions processed through the card payment network. The performance obligation and the revenue are recognized when the service is performed.

The following non-interest income components are not subject to ASC 606: income on bank-owned life insurance ("BOLI"), net gains/losses on sales of investment securities, and net gains on sales of loans, and are covered under other ASC topics. The remaining revenue items in non-interest income are not material.

See also Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements in the Company's 2018 Annual Report on Form 10-K for additional accounting policies on revenue recognition related to income generated on investments, gains and losses on debt security sales, net gains on loans held for sale, and loans.

(e) Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire within the directives of the respective enacted tax legislation. The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax expense or benefit attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities are reflected at currently-enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes in the period that includes the enactment date.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2019.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2015 through 2018 tax years.

(f) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840. Under the new guidance, as amended, lessees are required to recognize lease (right-of-use or "ROU") assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The Company adopted and is applying the new lease standard on leases existing on or after January 1, 2019.

For the Company, this ASU primarily impacted operating leases on our facilities, mainly branch leases, and as a result the Company recorded, on its consolidated balance sheet a lease liability of $18.0 million and ROU asset of $19.0 million on January 1, 2019 related to these leases. The lease liability represents the present value of the future lease payments. The ROU asset includes the lease liability, lease prepayments and indirect costs, less accrued lease liabilities.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

See Note 5, "Leases," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding the Company's operating leases and associated expenses which are included in occupancy and equipment expenses on the Company's consolidated statement of income.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The objective of the ASU is to better align hedge accounting with an organization's risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. The amendments expand the strategies that qualify for hedge accounting, change how many hedging relationships are presented in the financial statements and simplify the application of hedge accounting in certain situations, reducing the operational complexities associated with certain existing strategies. New or modified disclosures are required, primarily for fair value and cash flow hedges. For public business entities, the ASU was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company currently does not hold any instruments that meet hedge accounting requirements and therefore the adoption of this ASU, in January 2019, did not have an impact on the Company's unaudited consolidated interim financial statements, results of operations or disclosures, however, the Company may utilize hedging strategies in the future.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock-Based Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting." The amendments in the ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract. Additionally, Topic 718 has been updated for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. From time to time, the Company issues shares to community members for consulting on regional advisory councils. These shares vest immediately and the cost, which is based on the market price on the date of grant and deemed to be immaterial, is expensed in the period in which the services are rendered. The adoption of this standard in January 2019 did not have a material impact on the Company's unaudited consolidated interim financial statements, results of operations or disclosures.

Accounting pronouncements not yet adopted by the Company (in order of effective date of implementation)

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses (commonly known as "CECL").

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

Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down. Unlike current GAAP, the ASU provides for reversals of credit losses in future period net income in situations where the estimate of loss declines.

An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For public business entities that are SEC filers, such as the Company, the amendments in this ASU are effective for fiscal years

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment." The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized does not exceed the amount of goodwill allocated to the reporting unit. For public business entities that are SEC filers, such as the Company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. Goodwill carried on the Company's consolidated financial statements was $5.7 million at both March 31, 2019 and December 31, 2018. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on the Company's consolidated financial statements and results of operations.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU modify the disclosure requirements primarily related to level 3 fair value measurements of the fair value hierarchy. This amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. Because this ASU primarily relates to disclosure requirements, the Company does not expect the adoption of ASU No. 2018-13 to have a material impact on the Company's consolidated financial statements and results of operations.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles-Goodwill and Other- Internal-use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract." The major provision in the amendments in this ASU require an entity to capitalize certain implementation costs incurred in a hosting arrangement that is a service contract in accordance with current GAAP for internal-use software and expense these costs over the term of the hosting arrangement. Additionally, these capitalized implementation costs are required to be reviewed for impairment in accordance with current GAAP for internal-use software. This amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of ASU No. 2018-15 to have a material impact on the Company's consolidated financial statements and results of operations.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) -Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The amendments in this ASU modify the disclosure requirements on defined benefit plans including requiring disclosures about significant gains and losses related to changes in the benefit obligation. This amendment is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Because this ASU primarily relates to disclosure requirements and the balances of the benefit plans impacted by this ASU are immaterial to the Company, the adoption of ASU No. 2018-14 will not have a material impact on the Company's consolidated financial statements and results of operations.

(2) Investment Securities

As of March 31, 2019, and December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

See also item (c), "Restricted Cash and Investments," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's unaudited consolidated interim financial statements, contained above, for further information regarding the Company's FHLB stock. See Note 13, "Fair Value Measurements," to the Company's unaudited consolidated interim financial

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

statements, contained below, for further information regarding the Company's fair value measurements for investment securities.

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2019
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$7,996	$—	$8	$7,988
Residential federal agency MBS(1)	169,682	713	2,009	168,386
Commercial federal agency MBS(1)	113,638	1,278	247	114,669
Municipal securities	150,141	2,725	197	152,669
Corporate bonds	14,003	156	54	14,105
Certificate of deposits(2) ("CDs")	950	—	2	948
Total debt securities, at fair value	$456,410	$4,872	$2,517	$458,765

	December 31, 2018
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$7,994	$—	$19	$7,975
Residential federal agency MBS(1)	174,701	633	2,608	172,726
Commercial federal agency MBS(1)	93,800	609	430	93,979
Municipal securities	141,747	1,122	826	142,043
Corporate bonds	13,967	24	185	13,806
Certificates of deposits(2)	950	—	6	944
Total debt securities, at fair value	$433,159	$2,388	$4,074	$431,473
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

Included in the residential and commercial federal agency mortgage-backed securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $259.3 million and $242.8 million at March 31, 2019 and December 31, 2018, respectively. Included in municipal securities were tax exempt municipal securities with fair values totaling $106.3 million and $107.3 million at March 31, 2019 and December 31, 2018, respectively.

As of the dates reflected in the tables above, all of the Company's debt securities were classified as available-for-sale and carried at fair value.

Net unrealized appreciation and depreciation on debt securities available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss). The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized losses on debt securities that are deemed OTTI are generally charged to earnings, as described further in Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K. Gains or losses will be recognized in the income statement if the securities are sold.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments, by the duration of their continuous unrealized loss positions at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$—	$—	$6,990	$8	$6,990	$8	2
Residential federal agency MBS	2,519	11	98,056	1,998	100,575	2,009	22
Commercial federal agency MBS	1,009	1	18,848	246	19,857	247	6
Municipal securities	—	—	14,350	197	14,350	197	24
Corporate bonds	—	—	5,743	54	5,743	54	35
CDs	—	—	948	2	948	2	4
Total temporarily impaired debt securities	$3,528	$12	$144,935	$2,505	$148,463	$2,517	93

	December 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$997	$1	$6,978	$18	$7,975	$19	3
Residential federal agency MBS	26,147	597	81,158	2,011	107,305	2,608	25
Commercial federal agency MBS	3,258	11	18,717	419	21,975	430	9
Municipal securities	15,036	108	41,265	718	56,301	826	83
Corporate bonds	5,277	36	5,653	149	10,930	185	63
CDs	—	—	944	6	944	6	4
Total temporarily impaired debt securities	$50,715	$753	$154,715	$3,321	$205,430	$4,074	187

During the three months ended March 31, 2019 and 2018, the Company did not record any fair value impairment charges (Other than temporary impairment or "OTTI") on its investments in debt securities. At March 31, 2019, management did not consider any debt securities to have OTTI. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the 2018 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K.

As noted in the table above, a small portion of the portfolio was invested in CDs and was also in an unrealized loss position at March 31, 2019 and December 31, 2018, due to market rates. The unrealized loss was not considered to be material and the securities are expected to mature at par value.

The contractual maturity distribution at March 31, 2019 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,919	$11,919
Due after one, but within five years	67,383	67,962
Due after five, but within ten years	175,158	177,764
Due after ten years	201,950	201,120
Total debt securities	$456,410	$458,765

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $83.9 million, which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $456.3 million at March 31, 2019.

Sales of debt securities, including pending trades based on trade date, if applicable, for the three months ended March 31, 2019 and March 31, 2018 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Amortized cost of debt securities sold (1)	$1,793	$668
Gross realized gains on sales	2	3
Gross realized losses on sales	(3)	(2)
Total proceeds from sales of debt securities	$1,792	$669
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis.

Equity Securities

The Company held equity securities with a fair value of $2.0 million as of March 31, 2019, compared to fair value of $1.4 million at December 31, 2018. At March 31, 2019, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio invested in individual common stock of entities in the financial services industry. There were no sales of equity securities in either the three months ended March 31, 2019 or March 31, 2018.

During the three months ended March 31, 2019, the fair value gain on equity securities recorded in the Other Income line of the Company's consolidated statement of income was $186 thousand, while during the three months ended March 31, 2018, the recorded fair value loss was $5 thousand. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity fair values.

(3)	Loans

The Company specializes in lending to business entities, non-profit organizations, professional practices and individuals. The Company's primary lending focus is on the development of high-quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2018 Annual Report on Form 10-K.

See also Note 4, "Allowance for Loan Losses," to the Company's unaudited consolidated interim financial statements, contained below, for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses. See Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements, contained below, for information regarding interest-rate swap agreements related to certain commercial loans, and see Note 13, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding the Company's fair value measurements for loans.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial real estate	$1,292,047	$1,303,879
Commercial and industrial	509,733	514,253
Commercial construction	244,978	234,430
Total commercial loans	2,046,758	2,052,562
Residential mortgages	233,129	231,501
Home equity loans and lines	97,798	96,116
Consumer	9,897	10,241
Total retail loans	340,824	337,858

Gross loans	2,387,582	2,390,420
Deferred loan origination fees, net	(2,945)	(2,914)
Total loans	2,384,637	2,387,506
Allowance for loan losses	(33,729)	(33,849)
Net loans	$2,350,908	$2,353,657

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $65.5 million at March 31, 2019 and $63.5 million at December 31, 2018.

Loans serviced for others

At March 31, 2019 and December 31, 2018, the Company was servicing residential mortgage loans owned by investors amounting to $17.1 million and $17.2 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $73.1 million and $72.1 million at March 31, 2019 and December 31, 2018, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the dates indicated are summarized below:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial real estate	$299,896	$311,024
Residential mortgages	220,827	220,815
Home equity	7,987	8,382
Total loans pledged to FHLB	$528,710	$540,221

(4)Allowance for Loan Losses

Allowance for probable loan losses methodology

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses.  The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology makes use of specific reserves for loans individually evaluated and deemed impaired, and general reserves for larger pools of homogeneous loans, which are collectively evaluated relying on a combination of qualitative and quantitative factors that may affect credit quality of the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

pool.

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained in the 2018 Annual Report on Form 10-K,

The balances of loans as of March 31, 2019 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$15,622	$1,276,425	$1,292,047
Commercial and industrial	11,643	498,090	509,733
Commercial construction	1,732	243,246	244,978
Residential mortgages	883	232,246	233,129
Home equity loans and lines	502	97,296	97,798
Consumer	15	9,882	9,897
Total gross loans	$30,397	$2,357,185	$2,387,582

The balances of loans as of December 31, 2018 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$16,318	$1,287,561	$1,303,879
Commercial and industrial	12,053	502,200	514,253
Commercial construction	1,736	232,694	234,430
Residential mortgages	893	230,608	231,501
Home equity loans and lines	514	95,602	96,116
Consumer	16	10,225	10,241
Total gross loans	$31,530	$2,358,890	$2,390,420

See "Financial Condition" in Item 2, "Management's Discussion and Analysis," under the headings "Credit Risk" and "Allowance for Loan Losses" in this Form 10-Q for additional information about changes in the Company's credit quality indicators since December 31, 2018.

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	March 31, 2019
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$17,323	$—	$—	$1,274,724	$1,292,047
Commercial and industrial	12,642	38	—	497,053	509,733
Commercial construction	2,254	—	—	242,724	244,978
Residential mortgages	1,802	—	—	231,327	233,129
Home equity loans and lines	549	—	—	97,249	97,798
Consumer	33	8	—	9,856	9,897
Total gross loans	$34,603	$46	$—	$2,352,933	$2,387,582

	December 31, 2018
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$17,714	$240	$—	$1,285,925	$1,303,879
Commercial and industrial	12,821	—	—	501,432	514,253
Commercial construction	2,262	—	—	232,168	234,430
Residential mortgages	1,820	—	—	229,681	231,501
Home equity loans and lines	561	—	—	95,555	96,116
Consumer	35	8	—	10,198	10,241
Total gross loans	$35,213	$248	$—	$2,354,959	$2,390,420

Total adversely classified loans amounted to 1.45% of total loans at March 31, 2019, as compared to 1.49% at December 31, 2018.

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$7,650	$—	$3,247	$10,897	$1,281,150	$1,292,047	$6,668
Commercial and industrial	1,939	121	1,774	3,834	505,899	509,733	2,936
Commercial construction	1,769	—	174	1,943	243,035	244,978	174
Residential mortgages	1,182	—	289	1,471	231,658	233,129	754
Home equity loans and lines	97	—	92	189	97,609	97,798	502
Consumer	38	—	2	40	9,857	9,897	15
Total gross loans	$12,675	$121	$5,578	$18,374	$2,369,208	$2,387,582	$11,049

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$7,596	$21	$3,821	$11,438	$1,292,441	$1,303,879	$6,894
Commercial and industrial	619	17	2,299	2,935	511,318	514,253	3,417
Commercial construction	4,319	—	—	4,319	230,111	234,430	176
Residential mortgages	114	—	377	491	231,010	231,501	763
Home equity loans and lines	14	168	209	391	95,725	96,116	514
Consumer	23	31	6	60	10,181	10,241	20
Total gross loans	$12,685	$237	$6,712	$19,634	$2,370,786	$2,390,420	$11,784

At March 31, 2019 and December 31, 2018, all loans past due 90 days or more were carried as non-accrual, in addition to those loans less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $80 thousand at March 31, 2019 and $81 thousand at December 31, 2018. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.46% at March 31, 2019 and 0.49% at December 31, 2018.

At March 31, 2019, additional funding commitments for non-accrual loans were not material.

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

The carrying value of impaired loans amounted to $30.4 million and $31.5 million at March 31, 2019 and December 31, 2018, respectively.  Total accruing impaired loans amounted to $19.3 million and $19.7 million at March 31, 2019 and December 31, 2018, respectively, while non-accrual impaired loans amounted to $11.0 million and $11.8 million as of March 31, 2019 and December 31, 2018, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at March 31, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,491	$15,622	$15,454	$168	$6
Commercial and industrial	12,147	11,643	7,522	4,121	2,112
Commercial construction	1,802	1,732	1,732	—	—
Residential mortgages	967	883	464	419	12
Home equity loans and lines	679	502	502	—	—
Consumer	15	15	—	15	14
Total	$32,101	$30,397	$25,674	$4,723	$2,144

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,140	$16,318	$15,948	$370	$55
Commercial and industrial	12,538	12,053	7,752	4,301	2,140
Commercial construction	1,804	1,736	1,736	—	—
Residential mortgages	970	893	473	420	13
Home equity loans and lines	685	514	514	—	—
Consumer	16	16	—	16	16
Total	$33,153	$31,530	$26,423	$5,107	$2,224

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$15,803	$120	$13,715	$94
Commercial and industrial	11,919	115	10,647	77
Commercial construction	1,734	25	1,636	22
Residential mortgages	890	1	614	(1)
Home equity loans and lines	507	—	475	—
Consumer	19	—	32	—
Total	$30,872	$261	$27,119	$192

At March 31, 2019, additional funding commitments for impaired loans was not material. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of March 31, 2019 and December 31, 2018, were $23.5 million and $23.1 million, respectively. TDR loans on accrual status amounted to $19.3 million and $19.4 million at March 31, 2019 and December 31, 2018, respectively. TDR loans included in non-performing loans amounted to $4.2 million at March 31, 2019 and $3.7 million at December 31, 2018. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At March 31, 2019, additional funding commitments for TDR loans were not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the

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

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	Three months ended
	March 31, 2019		March 31, 2018
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Temporary payment reduction and payment re-amortization of remaining principal over extended term	6	$607	2	$139
Temporary interest only payment plan	—	—	2	132
Other payment concessions	1	314	—	—
Total	7	$921	4	$271
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$91		$120

Loans modified as TDRs during the three month periods ended March 31, 2019 and March 31, 2018 by portfolio classification are detailed below:

	Three months ended
	March 31, 2019			March 31, 2018
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$421	$415	2	$131	$132
Commercial and industrial	5	194	192	2	142	139
Commercial construction	—	—	—	—	—	—
Residential mortgages	1	315	314	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	7	$930	$921	4	$273	$271

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the three months ended March 31, 2019 or 2018.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults by portfolio classification during the three month period ended March 31, 2019 on loans modified as TDRs within the preceding twelve months are detailed below:

Three months ended
March 31, 2019
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	174
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	2	$174

For the three months ended March 31, 2018, there were no payment defaults on loans modified as TDRs within the preceding twelve months.

Other real estate owned ("OREO")

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is recorded at estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis and carried on the consolidated balance sheet in the line item "Prepaid expenses and other assets". The estimated fair value is based on market appraisals and the Company’s internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

The carrying value of OREO at March 31, 2019 was $255 thousand and consisted of one property added during the three months ended March 31, 2019, compared to no OREO at December 31, 2018 or March 31, 2018. There were no OREO sales or write downs of OREO during the three months ended March 31, 2019. During the three months ended March 31, 2018, there were no additions, sales or write downs on OREO.

At both March 31, 2019 and December 31, 2018, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

Allowance for loan loss activity

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

The allowance for loan losses amounted to $33.7 million at March 31, 2019, compared to $33.8 million at December 31, 2018, and $34.5 million at March 31, 2018. The allowance for loan losses to total loans ratio was 1.41% at March 31, 2019, 1.42% at December 31, 2018 and 1.51% at March 31, 2018. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2019.

Changes in the allowance for loan losses by portfolio classification for the three months ended March 31, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2018	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849
Provision	(188)	(406)	145	24	(4)	29	(400)
Recoveries	—	316	—	—	2	5	323
Less: Charge offs	—	—	—	—	—	43	43
Ending Balance at March 31, 2019	$17,826	$10,403	$3,452	$1,184	$627	$237	$33,729
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$6	$2,112	$—	$12	$—	$14	$2,144
Allocated to loans collectively evaluated for impairment	$17,820	$8,291	$3,452	$1,172	$627	$223	$31,585

Changes in the allowance for loan losses by portfolio classification for the three months ended March 31, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915
Provision	755	1,435	(664)	10	20	44	1,600
Recoveries	—	108	—	—	1	5	114
Less: Charge offs	—	41	—	—	—	64	105
Ending Balance at March 31, 2018	$18,300	$11,171	$3,283	$914	$629	$227	$34,524
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$52	$2,776	$—	$4	$—	$22	$2,854
Allocated to loans collectively evaluated for impairment	$18,248	$8,395	$3,283	$910	$629	$205	$31,670

(5)Leases

As of March 31, 2019, the Company had 15 operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, clauses with its lease contracts allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several leases also provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.  The Company has an agreement to purchase one of the leased buildings in its main campus and anticipates this transaction will be completed during the second quarter of 2019.

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." Under this ASU, as amended, lessees are required to recognize lease assets (right-of-use asset or "ROU") and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For the Company, this ASU primarily impacted operating leases on our facilities, mainly branch leases, and as a result the Company recorded, on its consolidated balance sheet a lease liability of $18.0 million and ROU asset of $19.0 million on January 1, 2019 related to these leases.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Upon adoption of this ASU, the Company elected the following practical expedients:

•	to not reassess, among other things, the historical lease classification, and

•	to use hindsight to assess lease terms and impairment of the ROU asset.

The Company excludes leases with a term of 12 months or less from the recorded lease liability and ROU asset and accounts for lease and non-lease components separately. In order to calculate the lease liability, the Company used its incremental borrowing rate as the discount rate to determine the net present value of the lease liability. In determining the term of a lease, the Company included options renewal periods that it considered reasonably certain to exercise, which generally resulted in the inclusion of all lease option periods.
The Company recognizes lease expense on a straight-line basis in the "Occupancy and Equipment Expenses" line item within the non-interest expense section of the consolidated income statement. Lease expenses, consisting of operating lease costs and variable lease costs, for the three months ended March 31, 2019 were $319 thousand. Variable lease costs and short-term lease expenses during this period were immaterial.

The weighted average remaining lease term for operating leases at March 31, 2019 was 28.5 years, and the weighted average discount rate was 3.82%.

At March 31, 2019, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2019 (nine remaining months)	$891
2020	1,179
2021	1,179
2022	1,181
2023	1,188
Thereafter	24,134
Total lease payments	$29,752
Less: Imputed interest	11,881
Total	$17,871

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

(6)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-interest checking	$743,151	$765,029
Interest-bearing checking	409,480	403,497
Savings	198,784	193,214
Money market	1,067,370	862,028
CDs $250,000 or less	228,585	215,200
CDs greater than $250,000	78,297	69,031
Total customer deposits	2,725,667	2,507,999
Brokered deposits (1)	30,499	56,783
Total deposits	$2,756,166	$2,564,782
___________________________________

(1)	Brokered CDs which are $250,000 and under.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Total customer deposits (deposits excluding brokered deposits) include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $510.5 million and $342.4 million at March 31, 2019 and December 31, 2018, respectively.

See Note 13, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding the Company's fair value measurements for deposits.

(7)	Borrowed Funds and Subordinated Debt

The Company had $488 thousand in borrowed funds at March 31, 2019 linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2018, borrowed funds consisted of FHLB borrowings amounting to $100.5 million.

The Company had outstanding subordinated debt (net of deferred issuance costs) of $14.9 million at both March 31, 2019 and December 31, 2018, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15 year term. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

The Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply. Refer to Note 7, "Borrowed Funds and Subordinated Debt," to the Company's audited consolidated financial statements contained in the 2018 Annual Report on Form 10-K for additional information about the Company's subordinated debt.

See Note 2, "Investments," and Note 3, "Loans" to the Company's unaudited consolidated interim financial statements, contained above, for further information regarding securities and loans pledged for borrowed funds. Refer to the "Liquidity" section and "Borrowed Funds" in the "Financial Condition" section in Item 2, "Management's Discussion and Analysis," for additional information about other sources of funding available to the Company and the Company's borrowing capacity.

(8)	Derivatives and Hedging Activities

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At March 31, 2019 and December 31, 2018, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest-rate swaps as part of its interest rate risk management strategy. Interest-rate swap agreements may be entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Company had no derivative fair value hedges or derivative cash flow hedges at March 31, 2019 or December 31, 2018.

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

earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the three months ended March 31, 2019 or March 31, 2018.

Each Back-to-Back swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of eight interest rate swaps outstanding at both March 31, 2019 and December 31, 2018, with an aggregate notional amount of $37.4 million and $37.7 million on those respective dates.

Asset derivatives are included in the line item prepaid expenses and other assets and liability derivatives are included in the accrued expenses and other liabilities line item on the consolidated balance sheets, respectively. Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not.

The table below presents the fair value and classification of the Company's derivative financial instruments for the periods presented:

	As of March 31, 2019		As of December 31, 2018
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts - pay floating, receive fixed	$165	$434	$45	$723
Interest rate contracts - pay fixed, receive floating	269	—	678	—
Total interest rate swaps	$434	$434	$723	$723

By using derivative financial instruments, the Company exposes itself to counterparty-credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy. The Company has one counterparty and it was rated A and A2 by Standard & Poor and Moody, respectively, at March 31, 2019. Additionally, counterparty interest rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had credit risk exposure amounting to $269 thousand and $678 thousand at March 31, 2019 and December 31, 2018, respectively, relating to interest rate swaps with counterparties. The Company held cash collateral of $200 thousand at March 31, 2019 and $850 thousand at December 31, 2018. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's consolidated balance sheet.

The table below presents the Company's asset derivative positions and the potential effect of those netting arrangements on its financial position, as of the periods presented. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of March 31, 2019
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$434	$165	$269

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	As of December 31, 2018
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position
Asset Derivatives
Interest rate contracts - pay fixed, receive floating	$723	$45	$678

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company's swap-loss exposure would be equal to the percentage of the Company's participation in the underlying loan applied to the originating bank's swap loss.  At both March 31, 2019 and December 31, 2018, the Company had one such participation loan. At March 31, 2019, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the swap market value, as well as the borrower's financial and collateral strength.

(9)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01, and as of March 31, 2019 had 11,798,114 shares of common stock issued and outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01. No preferred stock has been issued as of the date of this Form 10-Q. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 124,938 shares and 91,708 shares as of March 31, 2019 and December 31, 2018, respectively. See Note 12, "Earnings per Share," to the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Company's unaudited consolidated interim financial statements, contained below, for additional information regarding unvested participating restricted awards and the Company's earnings per share calculation.

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

The Company's stock incentive plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, non-employee directors and consultants. From time to time, the Company issues shares to community members for consulting on regional advisory councils and grants shares of fully vested stock as employee anniversary awards. These shares vest immediately and the cost, which is based on the market price on the date of grant and deemed to be immaterial, is expensed in the period in which the services are rendered. See Note 11, "Stock-Based Compensation," to the Company's unaudited consolidated interim financial statements, contained below, for additional information regarding the Company's stock incentive plans.

In addition to shares issued to employees, non-employee directors and community members for consulting on regional advisory councils, and shares issued through equity offerings, the Company maintains a dividend reinvestment and direct stock purchase plan ("DRSPP") which enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  At March 31, 2019 and March 31, 2018, the Company's only other comprehensive income component is the net unrealized holding gains or losses on available-for-sale debt securities, net of deferred income taxes. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the debt securities are sold.

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of March 31, 2019. Refer to Note 10, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2018 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

(10)	Supplemental Retirement Plans and Other Post-Retirement Benefit Obligations

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

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

Additionally, on December 11, 2018, the Board approved and adopted the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan.  The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of management employees. Please refer to Exhibit 10.17 attached to the Company's 2018 Annual Report on

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Form 10-K and our Current Report on Form 8-K filed with the SEC on March 22, 2019 for a more complete description of the plan.

Total expenses for these plans were $111 thousand for the three months ended March 31, 2019, compared to $56 thousand for the three months ended March 31, 2018.

Benefits paid amounted to $69 thousand for both the three months ended March 31, 2019 and March 31, 2018. The Company anticipates accruing an additional $314 thousand in total for these SERPs during the remainder of 2019.

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

These non-qualified plans represent a direct liability of the Company and, as such, the Company has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the "accumulated postretirement benefit obligation," which is the present value of the post-retirement benefits associated with this arrangement.

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, were $50 thousand and $45 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively.

See also Note 11, "Stock-Based Compensation," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(11)	Stock-Based Compensation

The Company currently has one active individual stock incentive plan: the Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended. As of March 31, 2019, there remained 271,584 shares available for future grants under this plan.

Additionally, the Enterprise Bancorp, Inc 2009 Stock Incentive Plan, as amended expired in March 2019 with 87,849 unissued shares. As such, this plan is closed for future grants, although awards previously granted under this plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $426 thousand for the three months ended March 31, 2019, compared to $385 thousand for the three months ended March 31, 2018.

A tax benefit associated with employee exercises and vesting of stock compensation of approximately $111 thousand was recorded as a reduction of the Company's income tax expense for the three months ended March 31, 2019, compared with $195 thousand for the three months ended March 31, 2018. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated interim financial statements.

 Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $48 thousand for the three months ended March 31, 2019, compared to $51 thousand for the three months ended March 31, 2018.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Options granted	23,218	14,755
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	33%	37%
Expected dividend yield	2.75%	2.10%
Expected life in years	6.5	6.5
Risk-free interest rate	2.58%	2.86%
Weighted average market price on date of grants	$29.84	$34.33
Per share weighted average fair value	$8.70	$11.98
Fair value as a percentage of market value at grant date	29%	35%

Options granted during the first three months of 2019 and 2018 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Restricted Stock Awards

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $301 thousand for the three months ended March 31, 2019, compared to $259 thousand for the three months ended March 31, 2018.

Restricted stock awards are granted at the market price of the Company's common stock on the date of the grant. Employee awards generally vest over four years in equal portions beginning on or about the first anniversary date of the award or are performance-based awards that vest upon the Company achieving certain predefined performance objectives. Non-employee director awards generally vest over two years in equal portions beginning on or about the first anniversary date of the award.

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three Months Ended March 31,
Restricted Stock Awards (number of underlying shares)	2019	2018
Two year vesting	8,368	7,280
Four year vesting	22,403	16,666
Performance-based vesting	24,427	20,559
Total restricted stock awards granted	55,198	44,505
Weighted average grant date fair value	$29.84	$34.33

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $77 thousand for the three months ended March 31, 2019, compared to $75 thousand for the three months ended March 31, 2018, and is included in other operating expenses. In January 2019, non-employee directors were issued 7,470 shares of common stock in lieu of 2018 annual cash fees of $250 thousand at a market value price of $33.50 per share, the market value of the common stock on the opt-in

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

measurement date of January 2, 2018.

For further information regarding the Company's stock awards, see Note 9, "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements, contained above, under the caption "Shares Authorized and Share Issuance." There have been no material changes to the terms of the Company's stock incentive plans or the terms for vesting, forfeiture and settlement for options and restricted stock awards granted and outstanding under such plans as reported in the 2018 Annual Report on Form 10-K. Refer to Note 12, "Stock-Based Compensation Plans," to the Company's audited consolidated financial statements in the Company's 2018 Annual Report on Form 10-K for further information on the Company's stock incentive plans, stock options and restricted awards including descriptions of the assumptions used in the valuation model for stock options.

(12)	Earnings per Share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. See Note 9, "Stockholders' Equity," under the caption "Shares Authorized and Share Issuance," to the Company's unaudited consolidated interim financial statements above for further information regarding the Company's participating securities. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2019	2018
Basic weighted average common shares outstanding	11,730,482	11,628,587
Dilutive shares	52,923	72,267
Diluted weighted average common shares outstanding	11,783,405	11,700,854

There were 52,478 and 29,353 stock options outstanding at March 31, 2019 and March 31, 2018, respectively that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the three months ended March 31, 2019 and 2018.  These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in subsequent periods.

(13)	Fair Value Measurements

The FASB defines the fair value of an asset or liability to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; and (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability.  Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed based on the best information available under the circumstances.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2019
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$458,765	$—	$458,765	$—
Equity securities	2,049	2,049	—	—
FHLB stock	1,491	—	—	1,491
Interest rate swaps	434	—	434	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,556	—	—	2,556
Other real estate owned	255	—	—	255

Liabilities measured on a recurring basis:
Interest rate swaps	$434	$—	$434	$—

	December 31, 2018
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$431,473	$—	$431,473	$—
Equity securities	1,448	1,448	—	—
FHLB stock	5,357	—	—	5,357
Interest rate swaps	723	—	723	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,574	—	—	2,574

Liabilities measured on a recurring basis:
Interest rate swaps	$723	$—	$723	$—

The Company did not transfer any assets between the fair value measurement levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.1 million at March 31, 2019 compared to $1.6 million at December 31, 2018.

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

The fair values for the interest rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements, contained above, for additional information on the Company's interest rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at March 31, 2019 and December 31, 2018 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements.  At March 31, 2019 and December 31, 2018, the estimated fair value of the Company's interest rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2019:

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$1,491	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,556	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$255	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%
__________________________________________
(1)    Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	March 31, 2019
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$332	$335	$—	$335	$—
Loans, net	2,350,908	2,339,246	—	—	2,339,246
Financial liabilities:
CDs (including brokered)	337,381	336,679	—	336,679	—
Borrowed funds	488	328	—	328	—
Subordinated debt	14,863	14,680	—	—	14,680

	December 31, 2018
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$701	$710	$—	$710	$—
Loans, net	2,353,657	2,331,076	—	—	2,331,076
Financial liabilities:
CDs (including brokered)	341,014	339,308	—	339,308	—
Borrowed funds	100,492	100,312	—	100,312	—
Subordinated debt	14,860	14,300	—	—	14,300

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(14)	Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2019 and March 31, 2018 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Supplemental financial data:
Cash paid for: interest	$5,100	$2,638
Cash paid for: income taxes	1,012	868
Cash paid for: lease liability	288	—
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	1,500	—
Transfer from loans to other real estate owned	255	—
ROU lease assets: operating leases(1)	$19,002	$—
_________________________________________

(1)	This represents the ROU lease asset that was recorded upon adoption of ASC 842 and was primarily offset by a corresponding lease liability.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K").

This Form 10-Q contains certain forward-looking statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions.

Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q are forward-looking statements, including, but not limited to statements related to management's views on:

•	the banking environment and the economy;

•	competition and market expansion opportunities;

•	the interest-rate environment, credit risk and the level of future non-performing assets and charge-offs;

•	potential asset and deposit growth, future non-interest expenditures and non-interest income growth; and

•	borrowing capacity.

The Company (also referred to herein as "Enterprise," "us," "we," or "our") cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:

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

(xii)	future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration; and

(xiii)
the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Item 1A, "Risk Factors" of the Company's 2018 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended March 31, 2019 amounted to $8.7 million, an increase of $1.9 million, or 27%, compared to the three months ended March 31, 2018. Diluted earnings per share were $0.74 for the three months ended March 31, 2019, an increase of 28%, compared to $0.58 for the three months ended March 31, 2018.

As of March 31, 2019, total assets increased 8%, total loans increased 4% and customer deposits increased 14% as compared to March 31, 2018. The increase in customer deposits includes several relationships which had large short-term balance increases in the first quarter of 2019.

The key drivers to our earnings as compared to the first quarter of 2018 were loan and deposit growth, along with a reduction in the loan loss provision due to improved credit metrics compared to the March 2018 quarter. Strategically, we remain focused on organic growth and continually planning for and investing in our future with an emphasis on people, technology, digital transformation, branch renovations and market expansion.

Composition of Earnings

The Company's earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin.

Net interest income for the three months ended March 31, 2019 amounted to $28.1 million, an increase of $2.1 million, or 8%, compared to the three months ended March 31, 2018. The increase in net interest income was due largely to interest-earning asset growth, primarily in loans. Average loan balances (including loans held for sale) increased $98.7 million for the three months ended March 31, 2019, compared to the same 2018 period average. Tax equivalent margin ("T/E margin") was 3.98% for the three months ended March 31, 2019, compared to 3.95% for the three months ended March 31, 2018.

For the three months ended March 31, 2019 there was a negative provision to the allowance for loan losses of $400 thousand, compared to a provision of $1.6 million for the three months ended March 31, 2018. The primary factor in the decrease in the year-to-date provision for loan losses compared to the prior year was a reduction in the balance of the allowance for loan losses allocated to impaired, adversely classified, and criticized loans of $81 thousand for the three months ended March 31, 2019, compared to an increase of $1.4 million during the three months ended March 31, 2018.

Also affecting the provision for loan losses for the three months ended March 31, 2019 compared to the prior year were:

•	Net recoveries of $280 thousand for the three months ended March 31, 2019, compared to net recoveries of $9 thousand for the three months ended March 31, 2018.

•	Total non-performing loans as a percentage of total loans amounted to 0.46% at both March 31, 2019 and March 31, 2018.

•
The ratio of adversely classified loans ("substandard," "doubtful," "loss") to total loans amounted to 1.45% at March 31, 2019, compared to 1.19% at March 31, 2018. However, the reserves allocated to these loans declined $472 thousand over the same period due to generally improved collateral values on impaired loans.

•
Loan growth for the three months ended March 31, 2019 was relatively flat, compared to loan growth of $20.3 million during the three months ended March 31, 2018. The allowance for loan losses allocated to general reserves for non-classified loans declined $39 thousand for the three months ended March 31, 2019, compared to an increase of $233 thousand for the three months ended March 31, 2018.

The allowance for loan losses to total loans ratio was 1.41% at March 31, 2019, 1.42% at December 31, 2018 and 1.51% at March 31, 2018.

Non-interest income for the three months ended March 31, 2019 amounted to $3.8 million and was relatively flat compared to the three months ended March 31, 2018. Increases in deposit and interchange fees and other income, primarily as a result of fair value adjustment gains on equity securities, were partially offset by lower wealth management fees.

For the three months ended March 31, 2019, non-interest expense amounted to $20.9 million, an increase of $1.4 million, or 7%, compared to the three months ended March 31, 2018. Increases in non-interest expense compared to the first quarter of 2018 primarily related to the Company's strategic growth, digital technology and market initiatives, particularly salaries and employee benefits expenses and technology and telecommunications expenses, partially offset by lower FDIC deposit insurance expenses in the first quarter of 2019.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, the second-key component of interest earning assets, amounted to $460.8 million at March 31, 2019, an increase of $27.9 million, or 6%, since December 31, 2018, and comprised 15% of total assets at both March 31, 2019 and December 31, 2018.

Enterprise's main asset strategy is to grow loans, the largest component of interest earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 78% of total assets at March 31, 2019 compared to 81% at December 31, 2018, amounted to $2.38 billion at March 31, 2019, compared to $2.39 billion at December 31, 2018, a slight decrease of $2.9 million. Total commercial loans amounted to $2.05 billion, or 86% of gross loans, at March 31, 2019, which was consistent with the composition at December 31, 2018.

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

At March 31, 2019, customer deposits (total deposits excluding brokered deposits) amounted to $2.73 billion, or 89% of total assets, compared to $2.51 billion, or 85% of total assets, at December 31, 2018. Customer deposits increased $217.7 million, or 9%, primarily in money market accounts.

Wholesale funding amounted to $31.0 million at March 31, 2019, or 1% of total assets, compared to $157.3 million at December 31, 2018, or 5% of total assets. Since December 31, 2018, wholesale funding has decreased $126.3 million, or 80%. Wholesale funding included primarily brokered CDs at March 31, 2019. At December 31, 2018, wholesale funding included brokered CDs of $56.8 million and FHLB advances of $100.5 million. The Company's level of wholesale funding has decreased since December 31, 2018 as increases in customer deposit balances have exceeded loan growth.

The re-pricing frequency of the Company's assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as "interest-rate risk" and is reviewed in more detail in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q and in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's 2018 Annual Report on Form 10-K.

Culture and Organic Growth Strategy

The Company actively seeks to increase market share and strengthen its competitive position through continuous reviews of competitive product offerings (including terms, liquidity, risk and return), fee structure, delivery channels, customer service levels, employee training, and a consistent and unwavering commitment to our core values of Excellence, Integrity, Teamwork, Professionalism, and Community. The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with in-depth understanding of our markets, and a commitment to open and honest communication with clients. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a convenient, dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products, and taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy and has led to a strong referral network with local businesses, non-profit organizations and community leaders. Management believes the Company's community service culture and reputation makes the Enterprise team stand out among the competition and positions the Company to be a leading banking provider of commercial and residential loans, deposits and cash management services, wealth management and wealth services, and trust and insurance services in its growing market area.

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

Management continues to undertake significant strategic growth initiatives, including investments in employee hiring, training and development; marketing and public relations; technology; digital/electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued cultivation of recently added branches.  The Company is in the process of renovating several branches and relocated the Leominster, Massachusetts branch in the first half of 2018 to a the new, larger, and custom-designed branch, in a prime location. Management believes these investments will provide improved, state-of-the-art experiences to better serve and attract customers. The Company also continually looks to expand branch locations within, and to compliment, our existing footprint. Our consistent branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for wealth management, wealth services, trust and insurance services, and cash management products. Management also seeks out opportunities to recruit experienced key banking professionals with insightful market knowledge who complement the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on current opportunities in the marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Financial Condition

Total assets increased $109.4 million, or 4%, since December 31, 2018, to $3.07 billion at March 31, 2019.  The balance sheet composition and changes since December 31, 2018 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents amounted to 4% of total assets at March 31, 2019, compared to 2% at December 31, 2018. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases, maturities, calls and sales, and the immediate liquidity needs of the Company.

Investments

At March 31, 2019, the fair value of the investment portfolio amounted to $460.8 million, an increase of $27.9 million, or 6%, since December 31, 2018. The investment portfolio represented 15% of total assets at March 31, 2019 and December 31, 2018.  As of March 31, 2019, and December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

During the three months ended March 31, 2019, the Company purchased $33.1 million in securities. The Company had principal pay downs, calls and maturities totaling $7.2 million during the three months ended March 31, 2019.

During the three months ended March 31, 2019, management sold debt securities with an amortized cost of approximately $1.8 million realizing net losses on sales of $1 thousand.

See also Note 2, "Investment Securities," and Note 13, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which an OTTI has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for investment securities.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$7,988	1.7%	$7,975	1.9%	$51,385	12.5%
Residential federal agency MBS(1)	168,386	36.7%	172,726	40.0%	151,117	36.7%
Commercial federal agency MBS(1)	114,669	25.0%	93,979	21.8%	64,854	15.7%
Municipal securities	152,669	33.3%	142,043	32.9%	132,859	32.2%
Corporate bonds	14,105	3.1%	13,806	3.2%	11,056	2.7%
CDs(2)	948	0.2%	944	0.2%	942	0.2%
Total debt securities	$458,765	100.0%	$431,473	100.0%	$412,213	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies totaling $259.3 million, $242.8 million, and $183.2 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Included in municipal securities were tax exempt municipal securities with fair values totaling $106.3 million, $107.3 million and $120.7 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Net unrealized gains on the debt securities portfolio amounted to $2.4 million at March 31, 2019, compared to net unrealized losses of $1.7 million at December 31, 2018 and net unrealized losses of $7.6 million at March 31, 2018. The Company attributes the increase in net unrealized gains at March 31, 2019 compared to December 31, 2018 to decreases in market yields since year end. Additionally, the Company attributes the increase in net unrealized gains since March 31, 2018 to lower market rates and a restructuring of the debt security portfolio in the fourth quarter of 2018. Unrealized gains or losses on debt securities are carried on the balance sheet and will be recognized in the statements of income if the investments are sold. Should an investment be deemed OTTI, the Company is required to write-down the fair value of the investment.  See Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K for additional information on accounting for OTTI. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K.

Equity Securities

The Company held equity securities with a fair value of $2.0 million as of March 31, 2019, compared to fair value of $1.4 million at December 31, 2018 and $295 thousand at March 31, 2018. During the three months ended March 31, 2019, the Company's fair value gain on equity securities recorded in the consolidated statement of income was $186 thousand. During the three months ended March 31, 2018, the fair value loss on equity securities was $5 thousand. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity markets.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $1.5 million at March 31, 2019, $5.4 million at December 31, 2018 and $2.4 million at March 31, 2018.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Cash and Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 78% of total assets at March 31, 2019 and 81% of total assets at December 31, 2018.  Total loans decreased slightly by $2.9 million as compared to December 31, 2018, and increased $94.5 million, or 4%, since March 31, 2018. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at March 31, 2019, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,292,047	54.1%	$1,303,879	54.6%	$1,254,705	54.7%
Commercial and industrial	509,733	21.3%	514,253	21.5%	503,657	22.0%
Commercial construction	244,978	10.3%	234,430	9.8%	228,797	10.0%
Total commercial loans	2,046,758	85.7%	2,052,562	85.9%	1,987,159	86.7%
Residential mortgages	233,129	9.8%	231,501	9.7%	198,756	8.7%
Home equity loans and lines	97,798	4.1%	96,116	4.0%	96,531	4.2%
Consumer	9,897	0.4%	10,241	0.4%	10,149	0.4%
Total retail loans	340,824	14.3%	337,858	14.1%	305,436	13.3%

Gross loans	2,387,582	100.0%	2,390,420	100.0%	2,292,595	100.0%
Deferred fees, net	(2,945)		(2,914)		(2,422)
Total loans	2,384,637		2,387,506		2,290,173
Allowance for loan losses	(33,729)		(33,849)		(34,524)
Net loans	$2,350,908		$2,353,657		$2,255,649

As of March 31, 2019, commercial real estate loans decreased $11.8 million, or 1%, compared to December 31, 2018, and increased $37.3 million, or 3%, compared to March 31, 2018. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of March 31, 2019, commercial and industrial loan balances decreased $4.5 million, or 1%, compared to December 31, 2018 and increased $6.1 million, or 1%, compared to March 31, 2018.  These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing (including equipment leases), formula-based lines of credit, and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $10.5 million, or 4%, since December 31, 2018, and increased $16.2 million, or 7%, compared to March 31, 2018. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

Total retail loan balances increased by $3.0 million, or 1%, since December 31, 2018, and have increased 35.4 million, or 12%, since March 31, 2018. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

At March 31, 2019, commercial loan balances participated out to various banks amounted to $73.1 million, compared to $72.1 million at December 31, 2018, and $70.8 million at March 31, 2018.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $65.5 million, $63.5 million and $90.6 million at March 31, 2019, December 31, 2018, and March 31, 2018, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q for information on loans serviced for others and loans pledged as collateral.

Credit Risk

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate.  The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry, relationship size, and source of repayment, and through sound underwriting practices and the credit risk management function; however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

Non-performing assets are comprised of non-accrual loans, deposit account overdrafts that are more than 90 days past due and Other real estate owned ("OREO").  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers.  Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company's level of non-performing assets in the future.

Asset Quality

The following table sets forth information regarding non-performing assets, trouble debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Non-accrual loan summary:
Commercial real estate	$6,668	$6,894	$6,485
Commercial and industrial	2,936	3,417	2,771
Commercial construction	174	176	192
Residential	754	763	582
Home equity	502	514	505
Consumer	15	17	22
Total non-accrual loans	11,049	11,781	10,557
Overdrafts > 90 days past due	—	3	1
Total non-performing loans	11,049	11,784	10,558
OREO	255	—	—
Total non-performing assets	$11,304	$11,784	$10,558
Total Loans	$2,384,637	$2,387,506	$2,290,173
Accruing TDR loans not included above	$19,348	$19,389	$17,191
Delinquent loans 60-89 days past due and still accruing	$112	$205	$1,594
Loans 60-89 days past due and still accruing to total loans	—%	0.01%	0.07%
Adversely classified loans to total loans	1.45%	1.49%	1.19%
Non-performing loans to total loans	0.46%	0.49%	0.46%
Non-performing assets to total assets	0.37%	0.40%	0.37%
Allowance for loan losses	$33,729	$33,849	$34,524
Allowance for loan losses to non-performing loans	305.27%	287.25%	326.99%
Allowance for loan losses to total loans	1.41%	1.42%	1.51%

The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2018 are discussed further below.

At March 31, 2019 and December 31, 2018, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $34.6 million and $35.5 million, respectively. Total adversely classified loans amounted to 1.45% of total loans at March 31, 2019, compared to 1.49% at December 31, 2018. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $23.7 million at March 31, 2019 and $23.8 million at December 31, 2018.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $11.0 million at March 31, 2019 and $11.7 million at December 31, 2018.  Non-accrual loans that were not adversely classified amounted to $80 thousand and $81 thousand at March 31, 2019 and December 31, 2018, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $30.4 million and $31.5 million at March 31, 2019 and December 31, 2018, respectively.  Total accruing impaired loans amounted to $19.3 million and $19.7 million at March 31, 2019 and December 31, 2018, respectively, while non-accrual impaired loans amounted to $11.0 million and $11.8 million as of March 31, 2019 and December 31, 2018, respectively.

In management's opinion, the majority of impaired loan balances at March 31, 2019 and December 31, 2018 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at March 31, 2019, impaired loans totaling $25.7 million required no specific reserves and impaired loans totaling $4.7 million required specific reserve allocations of $2.1 million.  At December 31, 2018, impaired loans totaling $26.4 million required no specific reserves and impaired loans totaling $5.1 million required specific reserve allocations of $2.2 million.  Management closely monitors impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of March 31, 2019 and December 31, 2018 were $23.5 million and $23.1 million, respectively.  TDR loans on accrual status amounted to $19.3 million and $19.4 million at March 31, 2019 and December 31, 2018, respectively. TDR loans included in non-performing loans amounted to $4.2 million at March 31, 2019 and $3.7 million at December 31, 2018.  The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

The Company carried one OREO property at March 31, 2019 with a carry value of $255 thousand, and no OREO at December 31, 2018 or March 31, 2018. There were no other additions, sales or write-downs on OREO during the three months ended March 31, 2019 or 2018.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2018 Annual Report on Form 10-K.

The allowance for loan losses to total loans ratio was 1.41% at March 31, 2019, 1.42% at December 31, 2018, and 1.51% at March 31, 2018. General improvement in economic metrics, partially offset by individual loan downgrades to adversely classified and impaired loans, which have continued to occur due to individual business circumstances, have contributed to the gradual decline in the allowance to total loans ratio. Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2019.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of year	$33,849	$32,915

Provision charged to operations	(400)	1,600
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	316	108
Commercial construction	—	—
Residential mortgages	—	—
Home equity	2	1
Consumer	5	5
Total recovered	323	114
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	—	41
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	43	64
Total charged-off	43	105

Net loans recovered	(280)	(9)
Ending balance	$33,729	$34,524
Annualized net loans recovered to average loans outstanding	(0.05)%	—%

See Note 4, "Allowance for Loan Losses" to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the allowance for loan losses and credit quality.

Deposits

Total deposits amounted to $2.76 billion as of March 31, 2019, an increase of $191.4 million, or 7%, compared to December 31, 2018. Total deposits as a percentage of total assets were 90% at March 31, 2019 and 87% at December 31, 2018.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$743,151	27.0%	$765,029	29.8%	$717,656	27.9%
Interest-bearing checking	409,480	14.9%	403,497	15.8%	382,580	14.9%
Total checking	1,152,631	41.9%	1,168,526	45.6%	1,100,236	42.8%

Savings	198,784	7.2%	193,214	7.5%	193,766	7.5%
Money markets	1,067,370	38.7%	862,028	33.6%	868,359	33.8%
Total savings/money markets	1,266,154	45.9%	1,055,242	41.1%	1,062,125	41.3%

Certificates of deposit (CDs)	306,882	11.1%	284,231	11.1%	223,534	8.7%
Total customer deposits	2,725,667	98.9%	2,507,999	97.8%	2,385,895	92.8%

Brokered deposits (1)	30,499	1.1%	56,783	2.2%	185,494	7.2%
Total deposits	$2,756,166	100.0%	$2,564,782	100.0%	$2,571,389	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of March 31, 2019, customer deposits (deposits, excluding brokered deposits) increased $217.7 million, or 9%, since December 31, 2018, and $339.8 million, or 14%, since March 31, 2018. Since December 31, 2018, the largest growth occurred in money market accounts and includes several relationships which had large balance increases in the quarter that management expects may be subsequently drawn down.

Total customer deposits include reciprocal deposits from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $510.5 million, $342.4 million and $299.9 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of non-reciprocal overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks; however, at March 31, 2019, December 31, 2018, and March 31, 2018 brokered deposits were comprised only of brokered CDs. As of March 31, 2019, brokered CDs decreased $26.3 million, or 46%, compared to December 31, 2018. Brokered CDs outstanding at March 31, 2019 had a weighted average remaining life of less than three months. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds outstanding of $488 thousand at March 31, 2019 linked to outstanding commercial loans under a community reinvestment program of the FHLB. At December 31, 2018, borrowed funds outstanding, comprised wholly of FHLB borrowings, amounted to $100.5 million. At March 31, 2018, the Company did not have any borrowed funds outstanding.

At March 31, 2019, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $650.0 million and capacity to borrow from the FRB Discount Window of approximately $145.0 million.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2018, wholesale funding has decreased $126.3 million, or 80%, as customer deposit growth has exceeded loan growth.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$30,499	98.4%	$56,783	36.1%	$185,494	100.0%
Borrowed funds	488	1.6%	100,492	63.9%	—	—%
Wholesale funding	$30,987	100.0%	$157,275	100.0%	$185,494	100.0%

See "Liquidity" below for additional information.

Subordinated Debt

The Company had outstanding subordinated debt of $14.9 million (net of deferred issuance costs) at March 31, 2019, December 31, 2018 and March 31, 2018, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes issued in January 2015, in a private placement to an accredited investor. See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above, for further information regarding the Company's subordinated debt.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  The Company's liquidity policies are set and monitored by the Company's Board of directors ( the "Board").  The duties and responsibilities related to asset-liability management matters are also covered by the Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low-cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At March 31, 2019, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

Management believes that the Company has adequate liquidity to meet its obligations. However, if, general economic conditions or other events, causes these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

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

Management believes, as of March 31, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of March 31, 2019, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2019 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$305,555	11.89%	$205,552	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$258,555	10.06%	$154,164	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$258,555	8.57%	$120,711	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$258,555	10.06%	$115,623	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$305,081	11.87%	$205,551	8.00%	$256,938	10.00%
Tier 1 Capital (to risk weighted assets)	$272,944	10.62%	$154,163	6.00%	$205,551	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$272,944	9.04%	$120,711	4.00%	$150,889	5.00%
Common equity tier 1 capital (to risk weighted assets)	$272,944	10.62%	$115,622	4.50%	$167,010	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 2.50% as of March 31, 2019, see discussion below.
(2) For the Bank to qualify as "well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer," of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement, which had a phase-in implementation period, was fully implemented on January 1, 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2019.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank at March 31, 2019 are summarized in the table below:

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

The Company's DRSPP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the three months ended March 31, 2019, the Company paid $1.9 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 9,341 shares of the Company's common stock, totaling $298 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 160 shares of the Company's common stock, totaling $5 thousand, during the three months ended March 31, 2019.

On April 16, 2019, the Company announced a quarterly dividend of $0.16 per share to be paid on June 3, 2019 to stockholders of record as of May 13, 2019.

For further information about the Company's capital, see Note 9 and Note 10, both titled "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q and to the Company's audited consolidated financial statements contained in the 2018 Annual Report on Form 10-K, respectively.

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

As of March 31, 2019, investment assets under management, which are reflected at fair market value, increased $47.7 million, or 6%, since December 31, 2018 and were relatively flat compared to March 31, 2018.

As of March 31, 2019, total assets under management increased $158.1 million, or 4%, since December 31, 2018 and $241.8 million, or 6%, since March 31, 2018.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Total assets	$3,073,781	$2,964,358	$2,834,928
Loans serviced for others	90,200	89,232	88,816
Investment assets under management	848,412	800,751	846,853
Total assets under management	$4,012,393	$3,854,341	$3,770,597

Results of Operations
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Unless otherwise indicated, the reported results are for the three months ended March 31, 2019 with the "same period," the "comparable period," "prior year," and "prior period" being the three months ended March 31, 2018. Average yields are presented on a tax equivalent basis.

The Company's net income for the three months ended March 31, 2019 amounted to $8.7 million, compared to $6.8 million for the same period in 2018, an increase of $1.9 million, or 27%.  Diluted earnings per share were $0.74 and $0.58 for the three months ended March 31, 2019 and March 31, 2018, respectively, an increase of 28%.

Net Interest Income and Margin

The Company's net interest income for the three months ended March 31, 2019 was $28.1 million, compared to $26.0 million for the three months ended March 31, 2018, an increase of $2.1 million, or 8%.  The increase in net interest income over the comparable period was due largely to interest-earning asset growth, primarily in loans.

The Company's margin was 3.92% for the three months ended March 31, 2019 compared to 3.88% for the three months ended March 31, 2018. Interest-earning assets yields increased at approximately the same pace as the cost of funds over the comparable period.

Tax equivalent net interest income for the three months ended March 31, 2019 was $28.5 million compared to $26.5 million for the three months ended March 31, 2018, an increase of 2.0 million, or 8%.  T/E margin was 3.98% for the three months ended March 31, 2019 compared to 3.95% for the three months ended March 31, 2018. The quarter-to-date March 31, 2019 T/E margin has declined slightly compared to the quarter-to-date December 31, 2018 T/E margin of 4.03%.

Interest and Dividend Income

Total interest and dividend income amounted to $33.3 million for the three months ended March 31, 2019, an increase of $4.5 million, or 16%, compared to the prior period.  The increase resulted primarily from loans and loans held for sale including a 39 basis point increase in average tax equivalent yields, as well as a $98.7 million increase in average balances. The yield on loans has increased since the prior period primarily from increases in market rates and loans repricing at higher rates.

Interest Expense

For the three months ended March 31, 2019, total interest expense amounted to $5.2 million, an increase of $2.5 million, or 89%, over the same period in 2018 due primarily to increases in the deposit market rates. The increase was primarily within interest checking, saving and money markets, partially offset by lower brokered CD balances. The average cost of interest checking, saving and money markets increased 51 basis points since the same period in the prior year, while average brokered CD balances decreased $125.9 million, or 73%.

Non-interest checking accounts are an important component of the Company's core funding strategy. For the three months ended March 31, 2019, the average balance of non-interest checking accounts increased $42.5 million, or 6%, as compared to the same period in 2018, and represented 28% of total average deposit balances for the three months ended March 31, 2019 compared to 29% of total average deposit balances for the three months ended March 31, 2018.

Interest rate risk is reviewed in detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$3,458	$1,102	$2,356
Investment securities (tax equivalent)	697	265	432
Other interest-earning assets (1)	325	293	32
Total interest-earning assets (tax equivalent)	4,480	1,660	2,820

Interest Expense
Interest checking, savings and money market	2,121	163	1,958
Certificates of deposit	723	284	439
Brokered CDs	(374)	(534)	160
Borrowed funds	(13)	(155)	142
Subordinated debt	—	—	—
Total interest-bearing funding	2,457	(242)	2,699
Change in net interest income (tax equivalent)	$2,023	$1,902	$121
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2019 and 2018:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2019			Three months ended March 31, 2018
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,373,047	$29,757	5.08%	$2,274,302	26,299	4.69%
Investment securities(3) (tax equivalent)	451,417	3,493	3.10%	413,863	2,796	2.70%
Other interest-earning assets(4)	72,115	459	2.58%	25,328	134	2.15%
Total interest-earnings assets (tax equivalent)	2,896,579	33,709	4.71%	2,713,493	29,229	4.36%
Other assets	125,269			99,267
Total assets	$3,021,848			$2,812,760

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,572,527	3,137	0.81%	$1,377,618	1,016	0.30%
CDs	295,124	1,357	1.87%	215,501	634	1.19%
Brokered CDs	45,801	212	1.88%	171,740	586	1.38%
Borrowed funds	42,469	279	2.67%	73,322	292	1.61%
Subordinated debt(5)	14,861	228	6.23%	14,848	228	6.23%
Total interest-bearing funding	1,970,782	5,213	1.07%	1,853,029	2,756	0.60%

Net interest rate spread (tax equivalent)			3.64%			3.76%

Non-interest checking	751,730	—		709,271	—
Total deposits, borrowed funds and subordinated debt	2,722,512	5,213	0.78%	2,562,300	2,756	0.44%
Other liabilities	39,734			19,705
Total liabilities	2,762,246			2,582,005

Stockholders' equity	259,602			230,755
Total liabilities and stockholders' equity	$3,021,848			$2,812,760

Net interest income (tax equivalent)		28,496			26,473
Net interest margin (tax equivalent)			3.98%			3.95%
Less tax equivalent adjustment		412			458
Net interest income		$28,084			$26,015
Net interest margin			3.92%			3.88%
_______________________________

(1)
Average yields and income are presented on a tax equivalent basis.  The tax equivalent effect is associated with loan and investment interest income. Tax equivalent yields are impacted by the U.S. federal income tax rate of 21% in 2019 and 2018.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

For the three months ended March 31, 2019 there was a negative provision for loan losses of $400 thousand, a decrease of $2.0 million compared to the same period in 2018.  The primary factor in this decrease in the year-to-date provision for loan losses was a reduction in the balance of the allowance for loan losses allocated to impaired, adversely classified and criticized loans of $81 thousand for the three months ended March 31, 2019, compared to an increase of $1.4 million during the three months ended March 31, 2018. Net recoveries were $280 thousand for the three months ended March 31, 2019, compared to net recoveries of $9 thousand for the three months ended March 31, 2018.

The provision for loan losses is a significant factor in the Company's operating results. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2, above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2018 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's 2018 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended March 31, 2019 amounted to $3.8 million and was relatively flat compared to the three months ended March 31, 2018. The most significant change was in other income which increased $135 thousand, or 21%, due primarily to fair value gains on equity securities of $186 thousand for the three months ended March 31, 2019 compared with a fair value loss on equity securities of $5 thousand for the three months ended March 31, 2018.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2019 amounted to $20.9 million, an increase of $1.4 million, or 7%, compared to the same period in 2018.  The most significant change was primarily related to salaries and employee benefits which increased $1.4 million, or 11%, primarily to support the Company's strategic growth and market expansion initiatives since the prior period.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 was 24.2%, compared to 22.1% for the three months ended March 31, 2018. The increase in the effective tax rate is primarily related to lower tax benefits arising from permanent tax differences and discrete tax items during the three months ended March 31, 2019, as compared to the same prior year period.

Risk Factors and Risk Management Framework

This Form 10-Q outlines certain key risks of the Company including credit risk, liquidity management and interest rate risk. Credit risk management is reviewed in detail in this Item 2 under the heading "Credit Risk." Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in this Item 7 under the heading "Liquidity." Interest rate risk is reviewed under Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below. In addition to the risks outlined in this Form 10-Q, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model are addressed in Item 1A, "Risk Factors," of the Company's 2018 Annual Report on Form 10-K.

Management utilizes a comprehensive risk management framework which enables the aggregation of risks across the Company and provides reasonable assurance that management has the tools, programs and processes in place to support informed decision making, anticipate risks before they materialize and maintain the Company's risk profile consistent with its strategic planning, and applicable laws and regulations.

The Company's enterprise risk management and operational risk management framework provides a structured approach for identifying, assessing and managing risks in a coordinated manner, which includes, but is not limited to: credit risk, market and interest rate risk, legal and regulatory compliance risk, reputational risk, strategic risk, liquidity management, information security, internal controls over financial reporting, physical security, loss and fraud prevention, policy reviews, third party vendor management and contract management, business continuity planning, short and long-term capital projects and facility planning, and corporate governance. See Item 1, "Business," under the "Risk Management Framework," section of the Company's 2018 Annual Report on Form 10-K for additional information.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2018 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2018 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (f), "Recent Accounting Pronouncements" to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2018 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. At March 31, 2019, the Company's primary interest rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. Refer to heading "Results of Operations" contained within Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2019) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2018 Annual Report on Form 10-K.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2019:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	—	—	—
February	—	—	—	—
March	2,741	$30.19	—	—

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

10.1
Enterprise Bank and Trust Company 2019 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 22, 2019 (File No. 001-33912).

10.2
Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan - 2019 Addendum, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 22, 2019 (File No. 001-33912).

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*
The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 7, 2019	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)