Form 10-Q
period 2019-06-30
ENTERPRISE BANCORP INC /MA/
filed 2019-08-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number:  001-33912
 Enterprise Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)
 (978) 459-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EBTC	NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition for "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

As of July 31, 2019, there were 11,804,987 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$46,918	$43,865
Interest-earning deposits	139,961	19,255
Total cash and cash equivalents	186,879	63,120
Investments:
Debt securities at fair value	465,944	431,473
Equity securities at fair value	2,428	1,448
Total investment securities at fair value	468,372	432,921
Federal Home Loan Bank ("FHLB") stock	1,576	5,357
Loans held for sale	1,376	701
Loans, less allowance for loan losses of $34,351 at June 30, 2019 and $33,849 at December 31, 2018	2,379,751	2,353,657
Premises and equipment, net	39,575	37,588
Lease right-of-use asset	19,339	—
Accrued interest receivable	12,236	11,462
Deferred income taxes, net	8,711	11,747
Bank-owned life insurance	30,462	30,138
Prepaid income taxes	1,143	732
Prepaid expenses and other assets	12,442	11,279
Goodwill	5,656	5,656
Total assets	$3,167,518	$2,964,358
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$2,830,148	$2,507,999
Brokered deposits	—	56,783
Total deposits	2,830,148	2,564,782
Borrowed funds	484	100,492
Subordinated debt	14,866	14,860
Lease liability	18,382	—
Accrued expenses and other liabilities	22,049	27,948
Accrued interest payable	962	979
Total liabilities	2,886,891	2,709,061
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,806,008 shares issued and outstanding at June 30, 2019 and 11,708,218 shares issued and outstanding at December 31, 2018	118	117
Additional paid-in capital	92,767	91,281
Retained earnings	177,880	165,183
Accumulated other comprehensive income (loss)	9,862	(1,284)
Total stockholders' equity	280,627	255,297
Total liabilities and stockholders' equity	$3,167,518	$2,964,358

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income:
Loans and loans held for sale	$30,419	$27,527	$60,035	$53,677
Investment securities	3,285	2,606	6,507	5,093
Other interest-earning assets	597	187	1,056	321
Total interest and dividend income	34,301	30,320	67,598	59,091
Interest expense:
Deposits	5,292	2,837	9,998	5,073
Borrowed funds	—	34	279	326
Subordinated debt	231	231	459	459
Total interest expense	5,523	3,102	10,736	5,858
Net interest income	28,778	27,218	56,862	53,233
Provision for loan losses	955	300	555	1,900
Net interest income after provision for loan losses	27,823	26,918	56,307	51,333
Non-interest income:
Wealth management fees	1,371	1,418	2,670	2,826
Deposit and interchange fees	1,687	1,567	3,251	3,056
Income on bank-owned life insurance, net	162	170	324	338
Net gains on sales of investment securities	147	—	146	1
Net gains on sales of loans	69	48	105	132
Other income	604	530	1,380	1,171
Total non-interest income	4,040	3,733	7,876	7,524
Non-interest expense:
Salaries and employee benefits	14,041	13,267	27,512	25,375
Occupancy and equipment expenses	2,096	2,037	4,308	4,194
Technology and telecommunications expenses	1,701	1,639	3,427	3,192
Advertising and public relations expenses	870	1,112	1,585	1,832
Audit, legal and other professional fees	438	419	861	926
Deposit insurance premiums	366	346	717	846
Supplies and postage expenses	262	266	486	498
Other operating expenses	1,979	1,722	3,707	3,392
Total non-interest expense	21,753	20,808	42,603	40,255
Income before income taxes	10,110	9,843	21,580	18,602
Provision for income taxes	2,347	2,269	5,121	4,203
Net income	$7,763	$7,574	$16,459	$14,399

Basic earnings per share	$0.66	$0.65	$1.40	$1.24
Diluted earnings per share	$0.66	$0.64	$1.39	$1.23

Basic weighted average common shares outstanding	11,798,942	11,687,182	11,764,901	11,658,046
Diluted weighted average common shares outstanding	11,834,507	11,764,411	11,808,833	11,733,391

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$7,763	$7,574	$16,459	$14,399
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains (losses) on investments arising during the period	10,454	(1,035)	14,494	(9,104)
Income tax (expense) benefit	(2,327)	230	(3,234)	2,035
Net unrealized holding gains (losses), net of tax	8,127	(805)	11,260	(7,069)
Less: reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	147	—	146	1
Income tax expense	(32)	—	(32)	(1)
Reclassification adjustment for gains realized, net of tax	115	—	114	—

Total other comprehensive income (loss), net	8,012	(805)	11,146	(7,069)
Comprehensive income	$15,775	$6,769	$27,605	$7,330

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				8,696		8,696
Other comprehensive income, net					3,134	3,134
Common stock dividend paid ($0.16 per share)				(1,875)		(1,875)
Common stock issued under dividend reinvestment plan	9,341	—	298			298
Common stock issued, other	264	—	8			8
Stock-based compensation	62,523	1	598			599
Net settlement for employee taxes on restricted stock and options	(2,741)	—	(240)			(240)
Stock options exercised, net	20,509	—	144			144
Balance at March 31, 2019	11,798,114	118	92,089	172,004	1,850	266,061
Net income				7,763		7,763
Other comprehensive income, net					8,012	8,012
Common stock dividend paid ($0.16 per share)				(1,887)		(1,887)
Common stock issued under dividend reinvestment plan	10,503	—	294			294
Common stock issued, other	946	—	28			28
Stock-based compensation	(347)	—	457			457
Net settlement for employee taxes on restricted stock and options	(3,828)	—	(113)			(113)
Stock options exercised, net	620	—	12			12
Balance at June 30, 2019	11,806,008	$118	$92,767	$177,880	$9,862	$280,627

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2017	11,609,853	$116	$88,205	$143,073	$416	$231,810
Net income				6,825		6,825
Other comprehensive (loss), net					(6,264)	(6,264)
Common stock dividend paid ($0.145 per share)				(1,686)		(1,686)
Common stock issued under dividend reinvestment plan	12,765	—	397			397
Common stock issued, other	1,138	—	38			38
Stock-based compensation	51,488	1	590			591
Net settlement for employee taxes on restricted stock and options	(7,561)	—	(286)			(286)
Stock options exercised, net	15,231	—	215			215
Balance at March 31, 2018	11,682,914	117	89,159	148,212	(5,848)	231,640
Net income				7,574		7,574
Other comprehensive (loss), net					(805)	(805)
Common stock dividend paid ($0.145 per share)				(1,692)		(1,692)
Common stock issued under dividend reinvestment plan	9,885	—	396			396
Common stock issued, other	823	—	30			30
Stock-based compensation	(303)	—	438			438
Net settlement for employee taxes on restricted stock and options	(1,611)	—	(76)			(76)
Stock options exercised, net	4,496	—	72			72
Balance at June 30, 2018	11,696,204	$117	$90,019	$154,094	$(6,653)	$237,577

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$16,459	$14,399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	555	1,900
Depreciation and amortization	2,981	3,434
Stock-based compensation expense	944	885
Income on bank-owned life insurance, net	(324)	(338)
Net gains on sales of investment securities	(146)	(1)
Mortgage loans originated for sale	(6,207)	(6,296)
Proceeds from mortgage loans sold	5,637	5,979
Net gains on sales of loans	(105)	(132)
Net fair value (gain) loss on equity securities	(263)	2
Changes in:
(Increase) decrease in other assets	(5,860)	473
(Decrease) increase in other liabilities	(309)	691
Net cash provided by operating activities	13,362	20,996
Cash flows from investing activities:
Proceeds from sales of investment securities	13,623	12,705
Net proceeds from sales of FHLB capital stock	3,781	2,597
Proceeds from maturities, calls and pay-downs of investment securities	22,714	18,331
Purchase of investment securities	(60,592)	(66,969)
Net increase in loans	(26,904)	(28,709)
Additions to premises and equipment, net	(4,252)	(3,325)
Net cash used in investing activities	(51,630)	(65,370)
Cash flows from financing activities:
Net increase in deposits	265,366	218,992
Net decrease in borrowed funds	(100,008)	(88,499)
Cash dividends paid	(3,762)	(3,378)
Proceeds from issuance of common stock, net of expenses	628	861
Net settlement for employee taxes on restricted stock and options	(353)	(362)
Proceeds from stock option exercises	156	287
Net cash provided by financing activities	162,027	127,901

Net increase in cash and cash equivalents	123,759	83,527
Cash and cash equivalents at beginning of period	63,120	54,806
Cash and cash equivalents at end of period	$186,879	$138,333

See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto contained in the 2018 Annual Report on Form 10-K of Enterprise Bancorp, Inc. as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2019 (the "2018 Annual Report on Form 10-K").  The Company has not materially changed its significant accounting policies from those disclosed in its 2018 Annual Report on Form 10-K. See Item (f) "Recent Accounting Pronouncements" under the subheading "Accounting pronouncements adopted by the Company" below in this Note 1.

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

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, engage in insurance sales activities and offer non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At June 30, 2019, the Company had 24 full service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). The Company also expects to open branches in Lexington, Massachusetts and North Andover, Massachusetts, pending regulatory approvals, and anticipates that the offices will open in the fall of 2019 and the first half of 2020, respectively. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and insurance services.  The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from June 30, 2019 through the date this Quarterly Report on Form 10-Q (this "Form 10-Q") was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

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

The Bank is also required by the Federal Reserve Bank of Boston ("FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily cash balance on hand for reserve requirements included in "Cash and Due from Banks" was approximately $8.8 million, based on the two-week computation period encompassing June 30, 2019.

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

The primary areas of income within the scope of ASC 606, wealth management fees and deposit and interchange fees, which are components of non-interest income on the Company's consolidated statements of income, are discussed below.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2019.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2015 through 2018 tax years.

(f) Recent Accounting Pronouncements

The tables below summarize recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that were either recently adopted by the Company or have not yet been adopted. For pronouncements not yet adopted, the effective date listed below is in line with the required adoption date for public business entities, such as the Company, though certain accounting pronouncements may permit early adoption. For more detailed information regarding these pronouncements, refer to the FASB's Accounting Standards Updates ("ASU").

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Accounting pronouncements adopted by the company

Standard/Effective Date	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02, Leases (ASC Topic 842) January 1, 2019
This ASU supersedes previous leasing guidance in Topic 840, and lessees are now required to recognize lease (right-of-use or "ROU") assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months.
See Note 5, "Leases," to the Company's unaudited consolidated interim financial statements, contained below, for further information on the impact of the standard's adoption on the Company.
ASU 2017-02, Derivatives and Hedging (ASC Topic 815): Targeted Improvements to Accounting for Hedging Activities January 1, 2019
The objective of the ASU is to better align hedge accounting with an organization's risk management activities in the financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. The amendments expand the strategies that qualify for hedge accounting, change how many hedging relationships are presented in the financial statements and simplify the application of hedge accounting in certain situations, reducing the operational complexities associated with certain existing strategies. New or modified disclosures are required, primarily for fair value and cash flow hedges.

The Company currently does not hold any instruments that meet hedge accounting requirements and therefore the adoption of this ASU in January 2019 did not have an impact on the Company's unaudited consolidated interim financial statements, results of operations or disclosures for the periods covered by the Form 10-Q, however, the Company may utilize hedging strategies in the future.

ASU No. 2018-07, Compensation-Stock-Based Compensation (ASU Topic 718): Improvements to Non-employee Shared-Based Payment Accounting January 1, 2019
The amendments in the ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees except for share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract. Additionally, Topic 718 has been updated for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).

The adoption of this standard in January 2019 did not have a material impact on the Company's unaudited consolidated interim financial statements, results of operations or disclosures for the periods covered by the Form 10-Q. See Note 9, "Stockholders' Equity."

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Accounting pronouncements not yet adopted by the Company

Standard/Effective Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments January 1, 2020
The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses (commonly known as "CECL"). The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the report amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

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

In December 2018, banking regulators issued a final rule, effective April 1,2019, that addresses the regulatory capital treatment of credit loss allowances under the CECL methodology and allows banking organizations an option to phase in the day-one regulatory capital effects of CECL adoption over three years. The Company has established a project committee and an implementation plan for this ASU. The impact of the adoption of ASU No. 2016-13 on the Company's operations, financial results, disclosures, and controls is under evaluation.

ASU No. 2017-04, Intangibles-Goodwill and Other (ASU Topic 350)- Simplifying the Test for Goodwill Impairment January 1, 2020
The main provision in this ASU eliminated Step 2 of the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An impairment charge would be recognized for the amount the carrying value exceeds the reporting unit's fair value as long as the amount recognized does not exceed the amount of goodwill allocated to the reporting unit.

Goodwill carried on the Company's consolidated financial statements was $5.7 million at both June 30, 2019 and December 31, 2018. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on the Company's consolidated financial statements and results of operations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Accounting pronouncements not yet adopted by the Company (continued)

Standard/Effective Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No. 2018-13, Fair Value Measurement (ASU Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement January 1, 2020	The amendments in this ASU modify the disclosure requirements primarily related to level 3 fair value measurements of the fair value hierarchy.
The Company does not expect the adoption of ASU No. 2018-13 to have a material impact on the Company's consolidated financial statements and results of operations because this ASU primarily relates to disclosure requirements.

ASU No.2018-15, Intangible-Goodwill and Other- Internal-Use Software
(ASU Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

January 1, 2020

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
ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General
(ASU Subtopic 715-20) - Disclosure Framework- Changes to the Disclosure Requirements for Defined Benefit Plans

January 1, 2021
The amendments in this ASU modify the disclosure requirements on defined benefit plans including requiring disclosures about significant gains and losses related to changes in the benefit obligation.
The adoption of ASU No. 2018-14 will not have a material impact on the Company's consolidated financial statements and results of operations because this ASU primarily relates to disclosure requirements and the balances of the benefit plans impacted by this ASU are immaterial to the Company.

(2) Investment Securities

As of June 30, 2019, and December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	June 30, 2019
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$998	$7	$—	$1,005
Residential federal agency MBS(1)	170,882	2,165	309	172,738
Commercial federal agency MBS(1)	113,136	3,875	—	117,011
Municipal securities	153,322	6,535	—	159,857
Corporate bonds	13,994	394	5	14,383
Certificate of deposits(2) ("CDs")	950	—	—	950
Total debt securities, at fair value	$453,282	$12,976	$314	$465,944

	December 31, 2018
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$7,994	$—	$19	$7,975
Residential federal agency MBS(1)	174,701	633	2,608	172,726
Commercial federal agency MBS(1)	93,800	609	430	93,979
Municipal securities	141,747	1,122	826	142,043
Corporate bonds	13,967	24	185	13,806
Certificates of deposits(2)	950	—	6	944
Total debt securities, at fair value	$433,159	$2,388	$4,074	$431,473
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

Included in the residential and commercial federal agency mortgage-backed securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $266.1 million and $242.8 million at June 30, 2019 and December 31, 2018, respectively. Included in municipal securities were tax exempt municipal securities with fair values totaling $100.1 million and $107.3 million at June 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments, by the duration of their continuous unrealized loss positions at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$7,418	$38	$35,726	$271	$43,144	$309	11
Corporate bonds	—	—	1,330	5	1,330	5	9
Total temporarily impaired debt securities	$7,418	$38	$37,056	$276	$44,474	$314	20

	December 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$997	$1	$6,978	$18	$7,975	$19	3
Residential federal agency MBS	26,147	597	81,158	2,011	107,305	2,608	25
Commercial federal agency MBS	3,258	11	18,717	419	21,975	430	9
Municipal securities	15,036	108	41,265	718	56,301	826	83
Corporate bonds	5,277	36	5,653	149	10,930	185	63
CDs	—	—	944	6	944	6	4
Total temporarily impaired debt securities	$50,715	$753	$154,715	$3,321	$205,430	$4,074	187

During the six months ended June 30, 2019 and 2018, the Company did not record any fair value impairment charges OTTI on its investments in debt securities. At June 30, 2019, management did not consider any debt securities to have OTTI. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the Company's 2018 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K.

The contractual maturity distribution at June 30, 2019 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,248	$4,259
Due after one, but within five years	67,469	69,232
Due after five, but within ten years	175,094	182,596
Due after ten years	206,471	209,857
Total debt securities	$453,282	$465,944

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $86.1 million, which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $461.4 million at June 30, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Sales of debt securities for the three and six months ended June 30, 2019 and June 30, 2018 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Amortized cost of debt securities sold (1)	$9,828	$—	$11,621	$668
Gross realized gains on sales	147	—	149	3
Gross realized losses on sales	—	—	(3)	(2)
Total proceeds from sales of debt securities	$9,975	$—	$11,767	$669
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

The Company held equity securities with a fair value of $2.4 million as of June 30, 2019, compared to fair value of $1.4 million at December 31, 2018. These investments are accounted for under ASC Topic 321, "Investments-Equity Securities," and are recorded on the Company's consolidated balance sheet at fair value with changes in fair value recognized in net income. At June 30, 2019, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio invested in individual common stock of entities in the financial services industry. There were no sales of equity securities in either the three or six months ended months ended June 30, 2019 or June 30, 2018.

During the three and six months ended June 30, 2019, the net fair value gain on equity securities recorded in the Other Income line of the Company's consolidated statement of income was $77 thousand and $263 thousand, respectively, while during the three and six months ended June 30, 2018, the related fair value gain/(loss) on equity securities was immaterial. The net fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity fair values.

(3)	Loans

The Company specializes in lending to business entities, non-profit organizations, professional practices and individuals. The Company's primary lending focus is on the development of high-quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to business entities, non-profit organizations, and professional practices may include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit.  The Company also originates equipment lease financing for business entities. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2018 Annual Report on Form 10-K.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial real estate	$1,294,509	$1,303,879
Commercial and industrial	514,402	514,253
Commercial construction	264,484	234,430
Total commercial loans	2,073,395	2,052,562
Residential mortgages	235,392	231,501
Home equity loans and lines	97,994	96,116
Consumer	10,208	10,241
Total retail loans	343,594	337,858

Gross loans	2,416,989	2,390,420
Deferred loan origination fees, net	(2,887)	(2,914)
Total loans	2,414,102	2,387,506
Allowance for loan losses	(34,351)	(33,849)
Net loans	$2,379,751	$2,353,657

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $69.0 million at June 30, 2019 and $63.5 million at December 31, 2018.

Loans serviced for others

At June 30, 2019 and December 31, 2018, the Company was servicing residential mortgage loans owned by investors amounting to $16.7 million and $17.2 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $70.0 million and $72.1 million at June 30, 2019 and December 31, 2018, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the dates indicated are summarized below:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial real estate	$291,748	$311,024
Residential mortgages	222,234	220,815
Home equity lines of credit	7,940	8,382
Total loans pledged to FHLB	$521,922	$540,221

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K,

The balances of loans as of June 30, 2019 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$16,906	$1,277,603	$1,294,509
Commercial and industrial	11,042	503,360	514,402
Commercial construction	1,723	262,761	264,484
Residential mortgages	934	234,458	235,392
Home equity loans and lines	432	97,562	97,994
Consumer	32	10,176	10,208
Total gross loans	$31,069	$2,385,920	$2,416,989

The balances of loans as of December 31, 2018 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$16,318	$1,287,561	$1,303,879
Commercial and industrial	12,053	502,200	514,253
Commercial construction	1,736	232,694	234,430
Residential mortgages	893	230,608	231,501
Home equity loans and lines	514	95,602	96,116
Consumer	16	10,225	10,241
Total gross loans	$31,530	$2,358,890	$2,390,420

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	June 30, 2019
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$17,152	$—	$—	$1,277,357	$1,294,509
Commercial and industrial	12,577	—	44	501,781	514,402
Commercial construction	2,240	—	—	262,244	264,484
Residential mortgages	1,849	—	—	233,543	235,392
Home equity loans and lines	478	—	—	97,516	97,994
Consumer	40	12	—	10,156	10,208
Total gross loans	$34,336	$12	$44	$2,382,597	$2,416,989

	December 31, 2018
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$17,714	$240	$—	$1,285,925	$1,303,879
Commercial and industrial	12,821	—	—	501,432	514,253
Commercial construction	2,262	—	—	232,168	234,430
Residential mortgages	1,820	—	—	229,681	231,501
Home equity loans and lines	561	—	—	95,555	96,116
Consumer	35	8	—	10,198	10,241
Total gross loans	$35,213	$248	$—	$2,354,959	$2,390,420

Total adversely classified loans amounted to 1.42% of total loans at June 30, 2019, as compared to 1.49% at December 31, 2018.

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$4,030	$393	$3,449	$7,872	$1,286,637	$1,294,509	$6,602
Commercial and industrial	797	604	1,073	2,474	511,928	514,402	4,049
Commercial construction	4,731	460	—	5,191	259,293	264,484	123
Residential mortgages	1,617	312	—	1,929	233,463	235,392	745
Home equity loans and lines	77	177	—	254	97,740	97,994	432
Consumer	35	10	17	62	10,146	10,208	27
Total gross loans	$11,287	$1,956	$4,539	$17,782	$2,399,207	$2,416,989	$11,978

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$7,596	$21	$3,821	$11,438	$1,292,441	$1,303,879	$6,894
Commercial and industrial	619	17	2,299	2,935	511,318	514,253	3,417
Commercial construction	4,319	—	—	4,319	230,111	234,430	176
Residential mortgages	114	—	377	491	231,010	231,501	763
Home equity loans and lines	14	168	209	391	95,725	96,116	514
Consumer	23	31	6	60	10,181	10,241	20
Total gross loans	$12,685	$237	$6,712	$19,634	$2,370,786	$2,390,420	$11,784

At June 30, 2019 and December 31, 2018, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $33 thousand at June 30, 2019 and $81 thousand at December 31, 2018. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.50% at June 30, 2019 and 0.49% at December 31, 2018.

At June 30, 2019, additional funding commitments for non-accrual loans were not material.

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

The carrying value of impaired loans amounted to $31.1 million and $31.5 million at June 30, 2019 and December 31, 2018, respectively.  Total accruing impaired loans amounted to $19.1 million and $19.7 million at June 30, 2019 and December 31, 2018, respectively, while non-accrual impaired loans amounted to approximately $12.0 million and $11.8 million as of June 30, 2019 and December 31, 2018, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at June 30, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,800	$16,906	$16,739	$167	$5
Commercial and industrial	11,575	11,042	7,403	3,639	2,307
Commercial construction	1,800	1,723	1,723	—	—
Residential mortgages	1,024	934	518	416	5
Home equity loans and lines	614	432	432	—	—
Consumer	32	32	—	32	32
Total	$32,845	$31,069	$26,815	$4,254	$2,349

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,140	$16,318	$15,948	$370	$55
Commercial and industrial	12,538	12,053	7,752	4,301	2,140
Commercial construction	1,804	1,736	1,736	—	—
Residential mortgages	970	893	473	420	13
Home equity loans and lines	685	514	514	—	—
Consumer	16	16	—	16	16
Total	$33,153	$31,530	$26,423	$5,107	$2,224

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended June 30, 2019		Three months ended June 30, 2018
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$16,425	$122	$13,506	$95
Commercial and industrial	11,474	94	11,601	89
Commercial construction	1,738	27	1,676	23
Residential mortgages	939	17	644	1
Home equity loans and lines	436	—	499	—
Consumer	24	(1)	66	—
Total	$31,036	$259	$27,992	$208

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the six months indicated:

	Six months ended June 30, 2019		Six months ended June 30, 2018
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$16,114	$242	$13,611	$189
Commercial and industrial	11,696	209	11,124	166
Commercial construction	1,736	52	1,656	45
Residential mortgages	914	18	629	—
Home equity loans and lines	472	—	487	—
Consumer	21	(1)	49	—
Total	$30,953	$520	$27,556	$400

At June 30, 2019, additional funding commitments for impaired loans were not material. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of June 30, 2019 and December 31, 2018, were $24.6 million and $23.1 million, respectively. TDR loans on accrual status amounted to $19.1 million and $19.4 million at June 30, 2019 and December 31, 2018, respectively. TDR loans included in non-performing loans amounted to $5.5 million at June 30, 2019 and $3.7 million at December 31, 2018. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At June 30, 2019, additional funding commitments for TDR loans were not material.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	Six months ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Temporary payment reduction and payment re-amortization of remaining principal over extended term	7	$89	5	$222
Temporary interest only payment plan	2	395	2	148
Other payment concessions	3	1,759	1	12
Total	12	$2,243	8	$382
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$89		$73

Loans modified as TDRs during the three months ended June 30, 2019 and June 30, 2018 are detailed below:

	Three months ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$1,626	$1,626	—	$—	$—
Commercial and industrial	2	212	216	2	20	17
Commercial construction	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Home equity loans and lines	—	—	—	2	112	104
Consumer	1	6	6	—	—	—
Total	5	$1,844	$1,848	4	$132	$121

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

There were no payment defaults during the three months ended June 30, 2019. Payment defaults, during the three months ended June 30, 2018 on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	June 30, 2018
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	1	73
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines	1	12
Consumer	—	—
Total	2	$85

Loans modified as TDRs during the six months ended June 30, 2019 and June 30, 2018 by portfolio classification are detailed below:

	Six months ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$2,047	$1,626	2	$131	$148
Commercial and industrial	7	406	299	4	162	130
Commercial construction	—	—	—	—	—	—
Residential mortgages	1	315	312	—	—	—
Home equity loans and lines	—	—	—	2	112	104
Consumer	1	6	6	—	—	—
Total	12	$2,774	$2,243	8	$405	$382

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2019. Subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2018 were immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults by portfolio classification during the six months ended June 30, 2019 and June 30, 2018, on loans modified as TDRs within the preceding twelve months are detailed below:

	Six months ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	2	172	1	73
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	—	—	1	12
Consumer	—	—	—	—
Total	2	$172	2	$85

Other real estate owned ("OREO")

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is recorded at estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis and carried on the consolidated balance sheet in the line item "Prepaid expenses and other assets." The estimated fair value is based on market appraisals and the Company’s internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

The carrying value of OREO at June 30, 2019 was $255 thousand and consisted of one property added during the six months ended June 30, 2019, compared to no OREO at December 31, 2018 or June 30, 2018. There were no OREO sales or write downs during the six months ended June 30, 2019 or June 30, 2018.

At both June 30, 2019 and December 31, 2018, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

Allowance for loan loss activity

The allowance for loan losses is an estimate of probable credit losses inherent in the loan portfolio as of the specified balance sheet dates. On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $34.4 million at June 30, 2019, compared to $33.8 million at December 31, 2018, and $34.8 million at June 30, 2018. The allowance for loan losses to total loans ratio was 1.42% at both June 30, 2019 and December 31, 2018 and 1.51% at June 30, 2018. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2019	$17,826	$10,403	$3,452	$1,184	$627	$237	$33,729
Provision	2	647	265	3	(1)	39	955
Recoveries	—	140	—	—	3	8	151
Less: Charge offs	—	459	—	—	—	25	484
Ending Balance at June 30, 2019	$17,828	$10,731	$3,717	$1,187	$629	$259	$34,351

Changes in the allowance for loan losses by portfolio classification for the six months ended June 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2018	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849
Provision	(186)	241	410	27	(5)	68	555
Recoveries	—	456	—	—	5	13	474
Less: Charge offs	—	459	—	—	—	68	527
Ending Balance at June 30, 2019	$17,828	$10,731	$3,717	$1,187	$629	$259	$34,351
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$5	$2,307	$—	$5	$—	$32	$2,349
Allocated to loans collectively evaluated for impairment	$17,823	$8,424	$3,717	$1,182	$629	$227	$32,002

Changes in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2018	$18,300	$11,171	$3,283	$914	$629	$227	$34,524
Provision	114	(109)	261	25	16	(7)	300
Recoveries	—	57	—	—	—	12	69
Less: Charge offs	—	76	—	—	—	20	96
Ending Balance at June 30, 2018	$18,414	$11,043	$3,544	$939	$645	$212	$34,797

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the six months ended June 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915
Provision	869	1,326	(403)	35	36	37	1,900
Recoveries	—	165	—	—	1	17	183
Less: Charge offs	—	117	—	—	—	84	201
Ending Balance at June 30, 2018	$18,414	$11,043	$3,544	$939	$645	$212	$34,797
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$42	$2,621	$—	$3	$—	$17	$2,683
Allocated to loans collectively evaluated for impairment	$18,372	$8,422	$3,544	$936	$645	$195	$32,114

(5)Leases

As of June 30, 2019, the Company had 16 operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several leases also provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.  As of June 30, 2019, the Company had an agreement to purchase one of the leased buildings in its main campus; the transaction was finalized in July 2019.

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." Under this ASU, as amended, lessees are required to recognize lease ROU assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The lease liability represents the present value of the future lease payments. The ROU asset includes the lease liability, lease prepayments and indirect costs, less accrued lease liabilities. For the Company, this ASU primarily impacted operating leases on our facilities, mainly branch leases, and as a result the Company recorded, on its consolidated balance sheet a lease liability of $18.0 million and ROU asset of $19.0 million on January 1, 2019 related to these leases.

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
The Company recognizes lease expense on a straight-line basis in the "Occupancy and Equipment Expenses" line item within the non-interest expense section of the consolidated income statement. Lease expenses, consisting of operating lease costs and variable lease costs, for the three and six months ended June 30, 2019 were $373 thousand and $707 thousand, respectively. Variable lease costs and short-term lease expenses during this period were immaterial.

The weighted average remaining lease term for operating leases at June 30, 2019 was 27.7 years, and the weighted average discount rate was 3.79%.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

At June 30, 2019, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2019 (six remaining months)	$629
2020	1,242
2021	1,242
2022	1,245
2023	1,252
Thereafter	24,599
Total lease payments	$30,209
Less: Imputed interest	11,827
Total lease liability	$18,382

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

(6)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-interest checking	$822,455	$765,029
Interest-bearing checking	496,828	403,497
Savings	209,477	193,214
Money market	1,006,526	862,028
CDs $250,000 or less	222,879	215,200
CDs greater than $250,000	71,983	69,031
Total customer deposits	2,830,148	2,507,999
Brokered deposits (1)	—	56,783
Total deposits	$2,830,148	$2,564,782
___________________________________

(1)	Brokered CDs which are $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $412.0 million and $342.4 million at June 30, 2019 and December 31, 2018, respectively.

See Note 13, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding the Company's fair value measurements for deposits.

(7)	Borrowed Funds and Subordinated Debt

The Company had $484 thousand in borrowed funds at June 30, 2019 linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2018, borrowed funds consisted of FHLB borrowings amounting to $100.5 million.

The Company had outstanding subordinated debt (net of deferred issuance costs) of $14.9 million at both June 30, 2019 and December 31, 2018, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15 year term. Original debt issuance costs were $190 thousand and have

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

The Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply. Refer to Note 7, "Borrowed Funds and Subordinated Debt," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K for additional information about the Company's subordinated debt.

See Note 2, "Investments," and Note 3, "Loans," to the Company's unaudited consolidated interim financial statements, contained above, for further information regarding securities and loans pledged for borrowed funds. Refer to the "Liquidity" and "Borrowed Funds" sections in the "Financial Condition" section in Item 2, "Management's Discussion and Analysis of financial Condition and Results of Operation," for additional information about other sources of funding available to the Company and the Company's borrowing capacity.

(8)	Derivatives and Hedging Activities

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At June 30, 2019 and December 31, 2018, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest-rate swaps as part of its interest rate risk management strategy. Interest-rate swap agreements may be entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company had no derivative fair value hedges or derivative cash flow hedges at June 30, 2019 or December 31, 2018.

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

Back-to-Back swaps are not speculative; rather, the transactions result from a service the Company provides to certain commercial customers. Back-to-Back swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the six months ended June 30, 2019 or June 30, 2018.

Each Back-to-Back swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of eight interest-rate swaps outstanding at both June 30, 2019 and December 31, 2018, with an aggregate notional amount of $37.1 million and $37.7 million on those respective dates.

Asset derivatives are included in the line item "Prepaid expenses and other assets," and liability derivatives are included in the "Accrued expenses and other liabilities" line item on the consolidated balance sheets, respectively. Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below presents the fair value and classification of the Company's derivative financial instruments for the periods presented:

	As of June 30, 2019		As of December 31, 2018
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest-rate contracts - pay floating, receive fixed	$559	$207	$45	$723
Interest-rate contracts - pay fixed, receive floating	—	352	678	—
Total interest-rate swaps	$559	$559	$723	$723

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

The Company has one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at June 30, 2019. The Company had no credit risk exposure at June 30, 2019 and $678 thousand at December 31, 2018, respectively, relating to interest-rate swaps with counterparties. The Company posted cash collateral of $400 thousand at June 30, 2019. Collateral posted by the Company is restricted, it is considered an asset of the Company and is carried on the Company's consolidated balance sheet. At December 31, 2018, the Company held cash collateral of $850 thousand. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's consolidated balance sheet.

The table below presents the Company's liability derivative position and the potential effect of the netting arrangement on its financial position, as of the period presented. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of June 30, 2019
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position
Liabilities Derivatives
Interest-rate contracts - pay fixed, receive floating	$559	$207	$352
The table below presents the Company's asset derivative position and the potential effect of the netting arrangement on its financial position, as of the period presented. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

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

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company's swap-loss exposure would be equal to the percentage of the Company's participation in the underlying loan applied to the originating bank's swap loss.  At both June 30, 2019 and December 31, 2018, the Company had one such participation loan. At June 30, 2019, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the swap market value, as well as the borrower's financial and collateral strength.

(9)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of June 30, 2019 had 11,806,008 shares of common stock issued and outstanding. The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-Q. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 109,501 shares and 91,708 shares as of June 30, 2019 and December 31, 2018, respectively. See Note 12, "Earnings per Share," to the Company's unaudited consolidated interim financial statements, contained below, for additional information regarding unvested participating restricted awards and the Company's earnings per share calculation.

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

Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  At June 30, 2019 and June 30, 2018, the Company's only other comprehensive income component is the net unrealized holding gains or losses on available-for-sale debt securities, net of deferred income taxes. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the debt securities are sold.

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of June 30, 2019. Refer to Note 10, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2018 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

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

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the plan amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2019 and June 30, 2018, respectively.

Additionally, on December 11, 2018, the Board approved and adopted the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan.  The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of management employees. Please refer to Exhibit 10.17 attached to the Company's 2018 Annual Report on Form 10-K and our Current Report on Form 8-K filed with the SEC on March 22, 2019 for a more complete description of the plan.

Total expenses for both these plans were $108 thousand and $219 thousand for the three and six months ended June 30, 2019, respectively, compared to $56 thousand and $112 thousand for the three and six months ended June 30, 2018, respectively. The Company anticipates accruing an additional $209 thousand in total for these SERPs during the remainder of 2019.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, were $49 thousand and $99 thousand for the three and six months ended June 30, 2019, respectively, compared to $44 thousand and $89 thousand for the three and six months ended June 30, 2018, respectively.

See also Note 11, "Stock-Based Compensation," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(11)	Stock-Based Compensation

The Company currently has one active individual stock incentive plan: the Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended. As of June 30, 2019, there remained 271,485 shares available for future grants under this plan.

Additionally, the Enterprise Bancorp, Inc 2009 Stock Incentive Plan, as amended, expired in March 2019 with 87,849 unissued shares. As such, this plan is closed for future grants, although awards previously granted under this plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $518 thousand and $944 thousand for the three and six months ended June 30, 2019, respectively, compared to $500 thousand and $885 thousand for the three and six months ended June 30, 2018, respectively.

A tax benefit associated with employee exercises and vesting of stock compensation of approximately $17 thousand and $128 thousand was recorded as a reduction of the Company's income tax expense for the three and six months ended June 30, 2019, respectively, compared with $40 thousand and $235 thousand for the three and six months ended June 30, 2018, respectively. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated interim financial statements.

 Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $48 thousand and $96 thousand for the three and six months ended June 30, 2019, respectively, compared to $51 thousand and $102 thousand for the three and six months ended June 30, 2018, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Six Months Ended June 30,
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

Options granted during the first six months of 2019 and 2018 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Restricted Stock Awards

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $409 thousand and $710 thousand for the three and six months ended June 30, 2019, respectively, compared to $387 thousand and $646 thousand for the three and six months ended June 30, 2018, respectively.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Six Months Ended June 30,
Restricted Stock Awards (number of underlying shares)	2019	2018
Two-year vesting	8,368	7,280
Four-year vesting	22,403	16,666
Performance-based vesting	24,427	20,559
Total restricted stock awards granted	55,198	44,505
Weighted average grant date fair value	$29.84	$34.33

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $61 thousand and $138 thousand for the three and six months ended June 30, 2019, respectively, compared to $62 thousand and $137 thousand for the three and six months ended June 30, 2018, respectively, and is included in other operating expenses. In January 2019, non-employee directors were issued 7,470 shares of common stock in lieu of 2018 annual cash fees of $250 thousand at a market

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

value price of $33.50 per share, the market value of the common stock on the opt-in measurement date of January 2, 2018.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	11,798,942	11,687,182	11,764,901	11,658,046
Dilutive shares	35,565	77,229	43,932	75,345
Diluted weighted average common shares outstanding	11,834,507	11,764,411	11,808,833	11,733,391

There were 52,571 and 52,478 stock options for the three and six months ended June 30, 2019, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 29,260 stock options for both the three and six months ended June 30, 2018 that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in subsequent periods.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2019
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$465,944	$—	$465,944	$—
Equity securities	2,428	2,428	—	—
FHLB stock	1,576	—	—	1,576
Interest-rate swaps	559	—	559	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,875	—	—	1,875
Other real estate owned	255	—	—	255

Liabilities measured on a recurring basis:
Interest-rate swaps	$559	$—	$559	$—

	December 31, 2018
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$431,473	$—	$431,473	$—
Equity securities	1,448	1,448	—	—
FHLB stock	5,357	—	—	5,357
Interest-rate swaps	723	—	723	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,574	—	—	2,574

Liabilities measured on a recurring basis:
Interest-rate swaps	$723	$—	$723	$—

The Company did not transfer any assets between the fair value measurement levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

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

Impaired loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent loans amounted to $1.6 million at both June 30, 2019 and December 31, 2018.

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

The fair values for the interest-rate swap assets and liabilities represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements, contained above, for additional information on the Company's interest-rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at June 30, 2019 and December 31, 2018 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements.  At June 30, 2019 and December 31, 2018, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2019 and December 31, 2018:

	Fair Value
(Dollars in thousands)	June 30, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$1,576	$5,357	Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans(collateral dependent)	$1,875	$2,574	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$255	$—	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%
__________________________________________
(1)    Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	June 30, 2019
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,376	$1,387	$—	$1,387	$—
Loans, net	2,379,751	2,384,279	—	—	2,384,279
Financial liabilities:
CDs (including brokered)	294,862	295,456	—	295,456	—
Borrowed funds	484	339	—	339	—
Subordinated debt	14,866	15,187	—	—	15,187

	December 31, 2018
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$701	$710	$—	$710	$—
Loans, net	2,353,657	2,331,076	—	—	2,331,076
Financial liabilities:
CDs (including brokered)	341,014	339,308	—	339,308	—
Borrowed funds	100,492	100,312	—	100,312	—
Subordinated debt	14,860	14,300	—	—	14,300

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(14)	Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2019 and June 30, 2018 is as follows:

	Six months ended June 30, 2019
(Dollars in thousands)	2019	2018
Supplemental financial data:
Cash paid for: interest	$10,753	$5,559
Cash paid for: income taxes	5,671	4,663
Cash paid for: lease liability	576	—
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	2,950	351
Transfer from loans to other real estate owned	255	—
ROU lease assets: operating leases(1)	19,635	—
_________________________________________

(1)	This represents the ROU lease asset that was recorded upon adoption of ASC 842 and new leases added in the current year and is primarily offset by a corresponding lease liability.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q are forward-looking statements, including, but not limited to statements related to management's views on:

•	the banking environment and the economy;

•	competition and market expansion opportunities;

•	the interest-rate environment, credit risk and the level of future non-performing assets and charge-offs;

•	potential asset and deposit growth, future non-interest expenditures and non-interest income growth;

•	expansion strategy; and

•	borrowing capacity.

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

Overview

Executive Summary

Net income for the three months ended June 30, 2019 amounted to $7.8 million, an increase of $189 thousand, or 2%, compared to the three months ended June 30, 2018. Diluted earnings per share were $0.66 for the three months ended June 30, 2019, an increase of 3%, compared to $0.64 for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 amounted to $16.5 million, an increase of $2.1 million, or 14%, compared to the six months ended June 30, 2018. Diluted earnings per share were $1.39 for the six months ended June 30, 2019, an increase of 13%, compared to $1.23 for the six months ended June 30, 2018.

Over the past twelve months, total assets, total loans, and customer deposits increased by 8%, 5%, and 14%, respectively, compared to June 30, 2018. The increase in customer deposits includes several relationships which, as of June 30, 2019, had large short-term balances.

Loan and deposit growth, along with a reduction in the loan loss provision due to improved credit metrics compared to the six months ended June 30, 2018, were the key drivers to our earnings increase as compared to the same prior year-to-date period. Strategically, we remain focused on organic growth and continually planning for and investing in our future with an emphasis on people, technology, digital transformation, branch transformation and consistent market expansion.

Composition of Earnings

The Company's earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin ("Margin").

Net interest income for the three months ended June 30, 2019 amounted to $28.8 million, an increase of $1.6 million, or 6%, compared to the same period in 2018. Net interest income for the six months ended June 30, 2019 amounted to $56.9 million, an increase of $3.6 million, or 7%, compared to the six months ended June 30, 2018. The increase in net interest income was due largely to interest-earning asset growth, primarily in loans. Average loan balances increased $99.8 million for the three months ended June 30, 2019 and $99.3 million for the six months ended June 30, 2019, compared to the same respective 2018 period averages. Tax equivalent net interest margin ("TE Margin") was 3.96% for the three months ended June 30, 2019, compared to 4.03% for the three months ended June 30, 2018. TE Margin was 3.97% for the six months ended June 30, 2019, compared to 3.99% for the six months ended June 30, 2018.

For the three months ended June 30, 2019, the provision to the allowance for loan losses amounted to $955 thousand, compared to $300 thousand during the three months ended June 30, 2018. The increase in the provision in the second quarter of 2019 was due to the higher levels of: loan growth; reserves necessary for credit impaired and classified commercial relationships; and net charge-offs compared to the same three month period in 2018.

For the six months ended June 30, 2019, the provision to the allowance for loan losses was $555 thousand, compared to the provision of $1.9 million for the six months ended June 30, 2018. The decrease compared to the prior year was due primarily to generally improved credit metrics compared to the prior year period. The 2018 period was impacted by credit deterioration of several impaired and classified commercial relationships and the level of loan growth, primarily during the first quarter of that period.

Affecting the provision for loan losses for three and six month periods ended June 30, 2019 compared to the same periods in the prior year were:

•	The ratio of classified loans to total loans amounted to 2.37% at June 30, 2019, compared to 2.54% at June 30, 2018.

•
Loan growth for the six months ended June 30, 2019 was $26.6 million (predominantly in the second quarter of 2019), compared to $28.7 million during the six months ended June 30, 2018 (the majority in the first quarter of 2018).

•	Net charge-offs were $333 thousand for the three months ended June 30, 2019, compared to net charge-offs of $27 thousand for the three months ended June 30, 2018.

•	Net charge-offs were $53 thousand for the six months ended June 30, 2019, compared to net charge-offs of $18 thousand for the six months ended June 30, 2018.

•
After foreclosure proceedings in 2019, one previously classified commercial loan relationship was transferred to Other Real Estate Owned ("OREO") with a net carry value of $255 thousand as of June 30, 2019, the Company carried no OREO during 2018.

The allowance for loan losses to total loans ratio was 1.42% at both June 30, 2019 and December 31, 2018. At June 30, 2018, the ratio was 1.51%.
Non-interest income for the three months ended June 30, 2019 amounted to $4.0 million, an increase of $307 thousand, or 8%, compared to the three months ended June 30, 2018. Non-interest income for the six months ended June 30, 2019 amounted to $7.9 million, an increase of $352 thousand, or 5%, compared to the six months ended June 30, 2018. Non-interest income increased in 2019 due primarily to increases in deposit and interchange fees, net gains on sales of investments, and gains on fair value adjustments of equity securities, which is included in other income, partially offset by lower wealth management income.
Non-interest expense for the three months ended June 30, 2019 amounted to $21.8 million, an increase of $945 thousand, or 5%, compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, non-interest expense amounted to $42.6 million, an increase of $2.3 million, or 6%, compared to the six months ended June 30, 2018. Increases in non-interest expense in 2019 primarily related to the Company's strategic growth initiatives, particularly salaries and employee benefits expenses.

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

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments, the second-key component of interest-earning assets, amounted to $468.4 million at June 30, 2019, an increase of $35.5 million, or 8%, since December 31, 2018, and comprised 15% of total assets at both June 30, 2019 and December 31, 2018.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 76% of total assets at June 30, 2019 compared to 81% at December 31, 2018, amounted to $2.41 billion at June 30, 2019, compared to $2.39 billion at December 31, 2018, an increase of $26.6 million, or 1%. Total commercial loans amounted to $2.07 billion, or 86% of gross loans, at June 30, 2019, which was consistent with the composition at December 31, 2018.

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

At June 30, 2019, customer deposits (total deposits excluding brokered deposits) amounted to $2.83 billion, or 89% of total assets, compared to $2.51 billion, or 85% of total assets, at December 31, 2018. Since December 31, 2018, customer deposits increased $322.1 million, or 13%, primarily in checking and money market accounts.

Wholesale funding amounted to $484 thousand at June 30, 2019, compared to $157.3 million at December 31, 2018. Wholesale funding consisted of one FHLB advance at June 30, 2019. At December 31, 2018, wholesale funding included brokered CDs of $56.8 million and FHLB advances of $100.5 million. The Company's level of wholesale funding has decreased $156.8 million since December 31, 2018 as increases in customer deposit balances have exceeded loan growth.

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

Management continues to undertake significant strategic growth initiatives, including investments in employee hiring, training and development; marketing and public relations; technology; digital/electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued cultivation of recently added branches.  The Company is in the process of renovating several branches and relocated the Leominster, Massachusetts branch in the first half of 2018 to a new, larger, and custom-designed branch, in a prime location. Management believes these investments will provide improved, state-of-the-art experiences to better serve and attract customers. The Company also continually looks to expand branch locations within, and to complement, our existing footprint and expects to open two new branch locations, one in Lexington, Massachusetts and the other in North Andover, Massachusetts, both pending regulatory approvals, anticipating that the offices will open in the fall of 2019 and in the first half of 2020, respectively. Our consistent branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for wealth management, wealth services, trust and insurance services, and cash management products. Management also seeks out opportunities to recruit experienced key banking professionals with insightful market knowledge who complement the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on current opportunities in the marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Financial Condition

Total assets increased $203.2 million, or 7%, since December 31, 2018, to $3.17 billion at June 30, 2019.  The balance sheet composition and changes since December 31, 2018 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents amounted to 6% of total assets at June 30, 2019, an increase of $123.8 million since December 31, 2018 due primarily to strong deposit growth which exceeded loan growth in the first half of 2019, including several relationships with large short-term balances. At December 31, 2018, cash and cash equivalents amounted to 2% of total assets. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases, maturities, calls and sales, and the immediate liquidity needs of the Company.

Investments

At June 30, 2019, the fair value of the investment portfolio amounted to $468.4 million, an increase of $35.5 million, or 8%, since December 31, 2018. The investment portfolio represented 15% of total assets at June 30, 2019 and December 31, 2018.  As of June 30, 2019, and December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

During the six months ended June 30, 2019, the Company purchased $55.9 million in securities. The Company had principal pay downs, calls and maturities totaling $22.7 million during the six months ended June 30, 2019.

During the six months ended June 30, 2019, management sold debt securities with an amortized cost of approximately $11.6 million realizing net gains on sales of $146 thousand.

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

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$1,005	0.2%	$7,975	1.9%	$48,322	11.5%
Residential federal agency MBS(1)	172,738	37.1%	172,726	40.0%	150,840	35.8%
Commercial federal agency MBS(1)	117,011	25.1%	93,979	21.8%	72,165	17.1%
Municipal securities	159,857	34.3%	142,043	32.9%	137,587	32.7%
Corporate bonds	14,383	3.1%	13,806	3.2%	11,369	2.7%
CDs(2)	950	0.2%	944	0.2%	942	0.2%
Total debt securities	$465,944	100.0%	$431,473	100.0%	$421,225	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies totaling $266.1 million, $242.8 million, and $189.7 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Included in municipal securities were tax exempt municipal securities with fair values totaling $100.1 million, $107.3 million and $118.8 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

Net unrealized gains on the debt securities portfolio amounted to $12.7 million at June 30, 2019, compared to net unrealized losses of $1.7 million at December 31, 2018 and net unrealized losses of $8.6 million at June 30, 2018. The Company attributes the increase in net unrealized gains at June 30, 2019 compared to December 31, 2018 to decreases in market yields since year end. Additionally, the Company attributes the increase in net unrealized gains since June 30, 2018 to lower market rates and a restructuring of the debt security portfolio in the fourth quarter of 2018. Unrealized gains or losses on debt securities are carried on the balance sheet and will be recognized in the consolidated statements of income if the investments are sold. Should an investment be deemed OTTI, the Company is required to write-down the fair value of the investment.  See Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K for additional information on accounting for OTTI. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K.

Equity Securities

The Company held equity securities with a fair value of $2.4 million as of June 30, 2019, compared to a fair value of $1.4 million at December 31, 2018 and $949 thousand at June 30, 2018. During the six months ended June 30, 2019, the Company's fair value gain on equity securities recorded in the consolidated statement of income was $263 thousand. During the six months ended June 30, 2018, the net fair value loss on equity securities was immaterial. The fair value changes of equity securities that will be recognized in net income in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity markets.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $1.6 million at June 30, 2019, $5.4 million at December 31, 2018 and $2.6 million at June 30, 2018.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Cash and Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 76% of total assets at June 30, 2019 and 81% of total assets at December 31, 2018.  Total loans increased by $26.6 million, or 1%, as compared to December 31, 2018, and increased $115.5 million, or 5%, since June 30, 2018. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at June 30, 2019, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,294,509	53.6%	$1,303,879	54.6%	$1,246,501	54.2%
Commercial and industrial	514,402	21.3%	514,253	21.5%	493,981	21.5%
Commercial construction	264,484	10.9%	234,430	9.8%	246,865	10.7%
Total commercial loans	2,073,395	85.8%	2,052,562	85.9%	1,987,347	86.4%
Residential mortgages	235,392	9.7%	231,501	9.7%	205,781	8.9%
Home equity loans and lines	97,994	4.1%	96,116	4.0%	98,176	4.3%
Consumer	10,208	0.4%	10,241	0.4%	9,756	0.4%
Total retail loans	343,594	14.2%	337,858	14.1%	313,713	13.6%

Gross loans	2,416,989	100.0%	2,390,420	100.0%	2,301,060	100.0%
Deferred fees, net	(2,887)		(2,914)		(2,465)
Total loans	2,414,102		2,387,506		2,298,595
Allowance for loan losses	(34,351)		(33,849)		(34,797)
Net loans	$2,379,751		$2,353,657		$2,263,798

As of June 30, 2019, commercial real estate loans decreased $9.4 million, or 1%, compared to December 31, 2018, and increased $48.0 million, or 4%, compared to June 30, 2018. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of June 30, 2019, commercial and industrial loan balances were relatively flat compared to December 31, 2018 and increased $20.4 million, or 4%, compared to June 30, 2018.  These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing (including equipment leases), formula-based lines of credit, and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $30.1 million, or 13%, since December 31, 2018, and increased $17.6 million, or 7%, compared to June 30, 2018. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed. The increase since December 31, 2018 was due primarily to funding related to residential housing and condominium projects.

Total retail loan balances increased by $5.7 million, or 2%, since December 31, 2018, and have increased $29.9 million, or 10%, since June 30, 2018. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment. The increase since December 31, 2018 was due primarily an increase in originations of adjustable rate residential mortgages which are typically held in our portfolio rather than sold.

At June 30, 2019, commercial loan balances participated out to various banks amounted to $70.0 million, compared to $72.1 million at December 31, 2018, and $74.7 million at June 30, 2018.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $69.0 million, $63.5 million and $79.0 million at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Asset Quality

The following table sets forth information regarding non-performing assets, trouble debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Non-accrual loan summary:
Commercial real estate	$6,602	$6,894	$6,512
Commercial and industrial	4,049	3,417	3,438
Commercial construction	123	176	187
Residential	745	763	429
Home equity	432	514	494
Consumer	27	17	17
Total non-accrual loans	11,978	11,781	11,077
Overdrafts > 90 days past due	—	3	—
Total non-performing loans	11,978	11,784	11,077
OREO	255	—	—
Total non-performing assets	$12,233	$11,784	$11,077
Total Loans	$2,414,102	$2,387,506	$2,298,595
Accruing TDR loans not included above	$19,091	$19,389	$18,077
Delinquent loans 60-89 days past due and still accruing	$1,000	$205	$1,054
Loans 60-89 days past due and still accruing to total loans	0.04%	0.01%	0.05%
Adversely classified loans to total loans	1.42%	1.49%	1.54%
Non-performing loans to total loans	0.50%	0.49%	0.48%
Non-performing assets to total assets	0.39%	0.40%	0.38%
Allowance for loan losses	$34,351	$33,849	$34,797
Allowance for loan losses to non-performing loans	286.78%	287.25%	314.14%
Allowance for loan losses to total loans	1.42%	1.42%	1.51%

The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2018 are discussed further below.

At June 30, 2019 and December 31, 2018, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $34.4 million and $35.5 million, respectively. Total adversely classified loans amounted to 1.42% of total loans at June 30, 2019, compared to 1.49% at December 31, 2018. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $22.4 million at June 30, 2019 and $23.8 million at December 31, 2018.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $11.9 million at June 30, 2019 and $11.7 million at December 31, 2018.  Non-accrual loans that were not adversely classified amounted to $33 thousand and $81 thousand at June 30, 2019 and December 31, 2018, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $31.1 million and $31.5 million at June 30, 2019 and December 31, 2018, respectively.  Total accruing impaired loans amounted to $19.1 million and $19.7 million at June 30, 2019 and December 31, 2018, respectively, while non-accrual impaired loans amounted to $12.0 million and $11.8 million as of June 30, 2019 and December 31, 2018, respectively.

In management's opinion, the majority of impaired loan balances at June 30, 2019 and December 31, 2018 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at June 30, 2019, impaired loans totaling $26.8 million required no specific reserves and impaired loans totaling $4.3 million required specific reserve allocations of $2.3 million.  At December 31, 2018, impaired loans totaling $26.4 million required no specific reserves and impaired loans totaling $5.1 million required specific reserve allocations of $2.2 million.  Management closely monitors impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of June 30, 2019 and December 31, 2018 were $24.6 million and $23.1 million, respectively.  TDR loans on accrual status amounted to $19.1 million and $19.4 million at June 30, 2019 and December 31, 2018, respectively. TDR loans included in non-performing loans amounted to $5.5 million at June 30, 2019 and $3.7 million at December 31, 2018.  The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

The Company carried one OREO property at June 30, 2019 with a carry value of $255 thousand, and no OREO at December 31, 2018 or June 30, 2018. There were no other additions, sales or write-downs on OREO during the six months ended June 30, 2019 or 2018.

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

The allowance for loan losses to total loans ratio was 1.42% at both June 30, 2019 and December 31, 2018, and 1.51% at June 30, 2018. General improvement in credit metrics, partially offset by individual loan downgrades to adversely classified and impaired loans requiring additional specific reserves due to individual business circumstances, have contributed to the gradual decline in the allowance to total loans ratio since the prior year. Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2019.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Balance at beginning of year	$33,849	$32,915

Provision charged to operations	555	1,900
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	456	165
Commercial construction	—	—
Residential mortgages	—	—
Home equity	5	1
Consumer	13	17
Total recovered	474	183
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	459	117
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	68	84
Total charged-off	527	201

Net loans recovered	53	18
Ending balance	$34,351	$34,797
Annualized net loans recovered to average loans outstanding	—%	—%

See Note 4, "Allowance for Loan Losses," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the allowance for loan losses and credit quality.

Deposits

Total deposits amounted to $2.83 billion as of June 30, 2019, an increase of $265.4 million, or 10%, compared to December 31, 2018. Total deposits as a percentage of total assets were 89% at June 30, 2019 and 87% at December 31, 2018.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$822,455	29.1%	$765,029	29.8%	$739,890	27.8%
Interest-bearing checking	496,828	17.6%	403,497	15.8%	442,944	16.7%
Total checking	1,319,283	46.7%	1,168,526	45.6%	1,182,834	44.5%

Savings	209,477	7.3%	193,214	7.5%	198,666	7.5%
Money markets	1,006,526	35.6%	862,028	33.6%	859,611	32.3%
Total savings/money markets	1,216,003	42.9%	1,055,242	41.1%	1,058,277	39.8%

Certificates of deposit (CDs)	294,862	10.4%	284,231	11.1%	240,443	9.0%
Total customer deposits	2,830,148	100.0%	2,507,999	97.8%	2,481,554	93.3%

Brokered deposits (1)	—	—%	56,783	2.2%	178,800	6.7%
Total deposits	$2,830,148	100.0%	$2,564,782	100.0%	$2,660,354	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of June 30, 2019, customer deposits increased $322.1 million, or 13%, since December 31, 2018, and $348.6 million, or 14%, since June 30, 2018. Since December 31, 2018, the largest growth occurred in checking and money market accounts and includes several relationships which had large short-term balances.

Total customer deposits include reciprocal deposits from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $412.0 million, $342.4 million and $301.9 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

Management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of non-reciprocal insured overnight or selected term funding gathered from nationwide bank networks or from large money center banks; however, at December 31, 2018, and June 30, 2018 brokered deposits were comprised only of brokered CDs. As of June 30, 2019, the Company had no brokered deposits. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds outstanding of $484 thousand at June 30, 2019 linked to outstanding commercial loans under a community reinvestment program of the FHLB. At December 31, 2018 and June 30, 2018, borrowed funds outstanding, comprised wholly of FHLB borrowings, amounted to $100.5 million and $501 thousand, respectively.

At June 30, 2019, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $635.0 million and capacity to borrow from the FRB Discount Window of approximately $155.0 million.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2018, wholesale funding has decreased $156.8 million, as customer deposit growth has exceeded loan growth.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$—	—%	$56,783	36.1%	$178,800	99.7%
Borrowed funds	484	100.0%	100,492	63.9%	501	0.3%
Wholesale funding	$484	100.0%	$157,275	100.0%	$179,301	100.0%

See "Liquidity" below for additional information.

Subordinated Debt

The Company had outstanding subordinated debt of $14.9 million (net of deferred issuance costs) at June 30, 2019, December 31, 2018 and June 30, 2018, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes issued in January 2015, in a private placement to an accredited investor. See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above, for further information regarding the Company's subordinated debt.

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

At June 30, 2019, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

The Company has in the past also increased capital and liquidity by offering shares of the Company's common stock for sale to its existing stockholders and new investors and through the issuance of subordinated debt. See "Capital Resources," below, for information on the Company's capital planning.

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

Management believes, as of June 30, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of June 30, 2019, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2019 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$312,483	12.02%	$207,901	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$265,109	10.20%	$155,926	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$265,109	8.61%	$123,101	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$265,109	10.20%	$116,944	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$312,162	12.01%	$207,901	8.00%	$259,876	10.00%
Tier 1 Capital (to risk weighted assets)	$279,654	10.76%	$155,926	6.00%	$207,901	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$279,654	9.09%	$123,109	4.00%	$153,887	5.00%
Common equity tier 1 capital (to risk weighted assets)	$279,654	10.76%	$116,944	4.50%	$168,919	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 2.50% as of June 30, 2019, see discussion below.
(2) For the Bank to qualify as "well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement, which had a phase-in implementation period, was fully implemented on January 1, 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2019.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank at June 30, 2019 are summarized in the table below:

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

For the six months ended June 30, 2019, the Company paid $3.8 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 19,844 shares of the Company's common stock, totaling $592 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 774 shares of the Company's common stock, totaling $23 thousand, during the six months ended June 30, 2019.

On July 16, 2019, the Company announced a quarterly dividend of $0.16 per share to be paid on September 3, 2019 to stockholders of record as of August 13, 2019.

For further information about the Company's capital, see Note 9 and Note 10, both titled "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q and to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K, respectively.

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

As of June 30, 2019, investment assets under management, which are reflected at fair market value, increased $56.4 million, or 7%, since December 31, 2018 and increased $9.0 million, or 1%, since June 30, 2018.

As of June 30, 2019, total assets under management increased $257.0 million, or 7%, since December 31, 2018 and $236.8 million, or 6%, since June 30, 2018.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Total assets	$3,167,518	$2,964,358	$2,933,963
Loans serviced for others	86,677	89,232	92,465
Investment assets under management	857,187	800,751	848,181
Total assets under management	$4,111,382	$3,854,341	$3,874,609

Results of Operations
Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Unless otherwise indicated, the reported results are for the three months ended June 30, 2019 with the "same period," the "comparable period," and "prior period" being the three months ended June 30, 2018. Average yields are presented on an annualized tax equivalent basis.

The Company's net income for the second quarter of 2019 amounted to $7.8 million, compared to $7.6 million for the same period in 2018, an increase of $189 thousand, or 2%.  Diluted earnings per share were $0.66 and $0.64 for the three months ended June 30, 2019 and June 30, 2018, respectively, an increase of 3%.

Net Interest Income and Margin

The Company's net interest income for the quarter ended June 30, 2019 amounted to $28.8 million, compared to $27.2 million for the quarter ended June 30, 2018, an increase of $1.6 million, or 6%.  The increase in net interest income over the comparable period was due largely to interest-earning asset growth, primarily in loans.

The Company's net interest margin was 3.91% for three months ended June 30, 2019, compared to 3.96% for the quarter ended June 30, 2018. Margin was 3.92% for the quarter ended March 31, 2019. Margin has decreased compared to the June 2018 quarter due primarily to the average cost of funding increasing faster than interest-earning asset yields over the period. Additionally, interest-earning asset yields were impacted by higher balances in lower-yielding short-term investments in the current quarter, due to increased excess cash from strong deposit growth, which exceeded loan growth, as compared to the same period in the prior year.

Tax equivalent net interest income for the three months ended June 30, 2019 was $29.2 million compared to $27.7 million for the three months ended June 30, 2018, an increase of $1.5 million, or 5%. TE margin was 3.96% for the three months ended June 30, 2019 compared to 4.03% for the three months ended June 30, 2018. The quarter-to-date March 31, 2019 TE margin was 3.98%.

Interest and Dividend Income

For the second quarter of 2019, total interest and dividend income amounted to $34.3 million, an increase of $4.0 million, or 13%, compared to the prior period.  The increase resulted primarily from a 28 basis point increase in the average tax equivalent loan yield and an increase of $99.8 million, or 4%, in average loan balances. The yield on loans has increased since the prior period primarily from increases in market rates and loans repricing at higher rates.

Interest Expense

For the three months ended June 30, 2019, total interest expense amounted to $5.5 million, an increase of $2.4 million over the same period in 2018 due primarily to increases in the deposit market rates. The average cost of checking, saving and money markets increased 54 basis points and the average cost of CDs increased 63 basis points. Partially offsetting the impact of higher deposit market rates and growth in deposits, were lower average balances on higher-costing brokered CDs as the remaining maturing balances were not renewed within the quarter due to increases in lower-costing deposits.

Non-interest bearing checking accounts are an important component of the Company's core funding strategy.  For the three months ended June 30, 2019, the average balance of non-interest bearing checking accounts increased $39.9 million, or 5%, as compared to the same period in 2018, and represented 28% and 29% of total average deposit balances for the three months ended June 30, 2019 and June 30, 2018, respectively.

Interest rate risk is reviewed in detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax-equivalent)	$2,875	$1,141	$1,734
Investment securities (tax-equivalent)	636	231	405
Other interest-earning assets (1)	410	376	34
Total interest-earning assets (tax-equivalent)	3,921	1,748	2,173
Interest Expense
Interest checking, savings and money market	2,449	248	2,201
Certificates of deposit	677	248	429
Brokered CDs	(671)	(746)	75
Borrowed funds	(34)	(16)	(18)
Total interest-bearing funding	2,421	(266)	2,687
Change in net interest income (tax-equivalent)	$1,500	$2,014	$(514)
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2019 and 2018:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2019			Three months ended June 30, 2018
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale (2) (tax equivalent)	$2,394,688	$30,557	5.12%	$2,294,931	$27,682	4.84%
Investments (3) (tax equivalent)	458,316	3,547	3.10%	425,373	2,911	2.74%
Other interest-earning assets (4)	98,994	597	2.42%	35,936	187	2.09%
Total interest-earning assets (tax equivalent)	2,951,998	34,701	4.71%	2,756,240	30,780	4.48%
Other assets	133,269			97,524
Total assets	$3,085,267			$2,853,764

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,675,636	3,741	0.90%	$1,433,531	1,292	0.36%
Certificates of deposit	294,756	1,472	2.00%	232,872	795	1.37%
Brokered CDs	16,735	79	1.89%	176,700	750	1.70%
Borrowed funds	485	—	—%	7,164	34	1.90%
Subordinated debt (5)	14,864	231	6.22%	14,851	231	6.23%
Total interest-bearing funding	2,002,476	5,523	1.11%	1,865,118	3,102	0.67%

Net interest-rate spread (tax equivalent)			3.60%			3.81%

Non-interest checking	777,564	—		737,656	—
Total deposits, borrowed funds and subordinated debt	2,780,040	5,523	0.80%	2,602,774	3,102	0.48%
Other liabilities	33,645			17,659
Total liabilities	2,813,685			2,620,433

Stockholders' equity	271,582			233,331
Total liabilities and stockholders' equity	$3,085,267			$2,853,764

Net interest income (tax equivalent)		29,178			27,678
Net interest margin (tax equivalent)			3.96%			4.03%
Less tax equivalent adjustment		400			460
Net interest income		$28,778			$27,218
Net interest margin			3.91%			3.96%
__________________________________________

(1)
Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S federal income tax rate of 21% in both 2019 and 2018, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest-earning assets include interest-earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

The provision for loan losses amounted to $955 thousand for the three months ended June 30, 2019, an increase of $655 thousand, compared to the prior period.  The increase in the provision in the second quarter of 2019 was due to the higher levels of: loan growth; reserves necessary for credit impaired and classified commercial relationships; and net charge-offs compared to the same three month period in 2018.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2019 amounted to $4.0 million, an increase of $307 thousand, or 8%, as compared to the same period in 2018. The primary components of the quarter over quarter change related to increases in deposit and interchange fees and net gains on sales of investments.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2019 amounted to $21.8 million, an increase of $945 thousand, or 5%, compared to the prior period. The increase primarily related to increases in salaries and employee benefits expenses which increased $774 thousand, or 6%, primarily to support the Company's strategic growth initiatives since the prior period, partially offset by lower advertising and public relations expenses for the three months ended June 30, 2019 by $242 thousand, or 22%, mainly due to the timing of the Company's bi-annual corporate community event last held during the second quarter of 2018.

Income Taxes

The effective tax rate for the three months ended June 30, 2019 was 23.2%, compared to 23.1% for the three months ended June 30, 2018.

Results of Operations
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Unless otherwise indicated, the reported results are for the six months ended June 30, 2019 with the "same period," the "comparable period," "prior year," and "prior period" being the six months ended June 30, 2018. Average yields are presented on an annualized tax equivalent basis.

The Company's net income for the six months ended June 30, 2019 amounted to $16.5 million, compared to $14.4 million for the same period in 2018, an increase of $2.1 million, or 14%.  Diluted earnings per share were $1.39 and $1.23 for the six months ended June 30, 2019 and June 30, 2018, respectively, an increase of 13%.

Net Interest Income and Margin

The Company's net interest income for the six months ended June 30, 2019 was $56.9 million, compared to $53.2 million for the six months ended June 30, 2018, an increase of $3.6 million, or 7%.  The increase in net interest income over the comparable period was due largely to interest-earning asset growth, primarily in loans.

The Company's margin was 3.91% for the six months ended June 30, 2019 compared to 3.92% for the six months ended June 30, 2018. Interest-earning assets yields increased at approximately the same pace as the cost of funds over the comparable period. Year-to-date June 30, 2019 interest-earning asset yields were impacted by higher balances in lower-yielding short-term investments in 2019, due to increased excess cash from strong deposit growth, which exceeded loan growth, as compared to the same period in the prior year.

Tax equivalent net interest income for the six months ended June 30, 2019 was $57.7 million compared to $54.2 million for the six months ended June 30, 2018, an increase of $3.5 million, or 7%.  TE margin was 3.97% for the six months ended June 30, 2019 compared to 3.99% for the six months ended June 30, 2018.

Interest and Dividend Income

Total interest and dividend income amounted to $67.6 million for the six months ended June 30, 2019, an increase of $8.5 million, or 14%, compared to the prior period.  The increase resulted primarily from loans and loans held for sale including a 34 basis point increase in average tax equivalent loan yields, as well as a $99.3 million, or 4%, increase in average loan balances. The yield on loans has increased since the prior period primarily from increases in market rates and loans repricing at higher rates.

Interest Expense

For the six months ended June 30, 2019, total interest expense amounted to $10.7 million, an increase of $4.9 million over the same period in 2018 due primarily to increases in the deposit market rates. The average cost of checking, saving and money markets increased 52 basis points and the average cost of CDs increased 64 basis points. Partially offsetting the impact of higher deposit market rates and growth in deposits, were lower average balances on higher-costing brokered CDs as the remaining maturing balances were not renewed in 2019 due to increases in lower-costing deposits.

Non-interest checking accounts are an important component of the Company's core funding strategy. For the six months ended June 30, 2019, the average balance of non-interest checking accounts increased $41.2 million, or 6%, as compared to the same period in 2018, and represented 28% of total average deposit balances for the six months ended June 30, 2019 compared to 29% of total average deposit balances for the six months ended June 30, 2018.

Interest-rate risk is reviewed in detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$6,333	$2,226	$4,107
Investment securities (tax equivalent)	1,333	493	840
Other interest-earning assets (1)	735	668	67
Total interest-earning assets (tax equivalent)	8,401	3,387	5,014

Interest Expense
Interest checking, savings and money market	4,570	411	4,159
Certificates of deposit	1,399	544	855
Brokered CDs	(1,044)	(1,282)	238
Borrowed funds	(47)	(193)	146
Total interest-bearing funding	4,878	(520)	5,398
Change in net interest income (tax equivalent)	$3,523	$3,907	$(384)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2019 and 2018:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2019			Six months ended June 30, 2018
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,383,928	$60,314	5.10%	$2,284,674	$53,981	4.76%
Investment securities(3) (tax equivalent)	454,885	7,040	3.10%	419,650	5,707	2.72%
Other interest-earning assets(4)	85,629	1,056	2.49%	30,661	321	2.11%
Total interest-earnings assets (tax equivalent)	2,924,442	68,410	4.71%	2,734,985	60,009	4.42%
Other assets	129,291			98,391
Total assets	$3,053,733			$2,833,376

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,624,366	6,878	0.85%	$1,405,729	2,308	0.33%
CDs	294,939	2,829	1.93%	224,234	1,430	1.29%
Brokered CDs	31,188	291	1.88%	174,233	1,335	1.55%
Borrowed funds	21,361	279	2.64%	40,061	326	1.64%
Subordinated debt(5)	14,863	459	6.23%	14,850	459	6.23%
Total interest-bearing funding	1,986,717	10,736	1.09%	1,859,107	5,858	0.64%

Net interest-rate spread (tax equivalent)			3.62%			3.78%

Non-interest checking	764,718	—		723,542	—
Total deposits, borrowed funds and subordinated debt	2,751,435	10,736	0.79%	2,582,649	5,858	0.46%
Other liabilities	36,673			18,676
Total liabilities	2,788,108			2,601,325

Stockholders' equity	265,625			232,051
Total liabilities and stockholders' equity	$3,053,733			$2,833,376

Net interest income (tax equivalent)		57,674			54,151
Net interest margin (tax equivalent)			3.97%			3.99%
Less tax equivalent adjustment		812			918
Net interest income		$56,862			$53,233
Net interest margin			3.91%			3.92%
_______________________________

(1)
Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S federal income tax rate of 21% in both 2019 and 2018, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

For the six months ended June 30, 2019, the provision for loan losses amounted to $555 thousand, a decrease of $1.3 million, compared to the same period in 2018.  The decrease compared to the prior year was due primarily to generally improved credit metrics compared to the prior year period. The 2018 period was impacted by credit deterioration of several impaired and classified commercial relationships and the level of loan growth, primarily during the first quarter of that period.

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

Non-Interest Income

Non-interest income for the six months ended June 30, 2019 amounted to $7.9 million, an increase of $352 thousand, or 5%, compared to the six months ended June 30, 2018. Non-interest income increased in 2019 due primarily to increases in deposit and interchange fees, net gains on sales of investments, and net gains on fair value adjustments of equity securities, which is included in other income, partially offset by lower wealth management income.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2019 amounted to $42.6 million, an increase of $2.3 million, or 6%, compared to the same period in 2018.  The increase primarily related to salaries and employee benefits expenses which increased $2.1 million, or 8%, primarily to support the Company's strategic growth initiatives since the prior period.

Income Taxes

The effective tax rate for the six months ended June 30, 2019 was 23.7%, compared to 22.6% for the six months ended June 30, 2018. The increase in the effective tax rate is primarily related to lower tax benefits arising from permanent tax differences and discrete tax items during the six months ended June 30, 2019, as compared to the same prior year period.

Risk Factors and Risk Management Framework

This Form 10-Q outlines certain key risks of the Company including credit risk, liquidity management and interest-rate risk. Credit risk management is reviewed in detail in this Item 2 under the heading "Credit Risk." Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in this Item 7 under the heading "Liquidity." Interest-rate risk is reviewed under Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below. In addition to the risks outlined in this Form 10-Q, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model are addressed in Item 1A, "Risk Factors," of the Company's 2018 Annual Report on Form 10-K.

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

The Company's enterprise risk management and operational risk management framework provides a structured approach for identifying, assessing and managing risks in a coordinated manner, which includes, but is not limited to: credit risk, market and interest-rate risk, legal and regulatory compliance risk, reputational risk, strategic risk, liquidity management, information security, internal controls over financial reporting, physical security, loss and fraud prevention, policy reviews, third party vendor management and contract management, business continuity planning, short and long-term capital projects and facility planning, and corporate governance. See Item 1, "Business," under the "Risk Management Framework," section of the Company's 2018 Annual Report on Form 10-K for additional information.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2018 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not materially changed its significant accounting and reporting policies from those disclosed in its 2018 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (f), "Recent Accounting Pronouncements" to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2018 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. At June 30, 2019, the Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2019) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2019:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	3,828	$29.51	—	—
May	—	—	—	—
June	—	—	—	—

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

10.1
Noncompetition Agreement dated as of May 19, 2014 by and among the Company, the Bank and Joseph R. Lussier, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2019 (File No. 001-33912).

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*
The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 7, 2019	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)