Form 10-Q
period 2019-09-30
ENTERPRISE BANCORP INC /MA/
filed 2019-11-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
☐ Yes ☒ No

As of October 31, 2019, there were 11,816,492 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$52,927	$43,865
Interest-earning deposits	29,482	19,255
Total cash and cash equivalents	82,409	63,120
Investments:
Debt securities at fair value	482,106	431,473
Equity securities at fair value	1,433	1,448
Total investment securities at fair value	483,539	432,921
Federal Home Loan Bank ("FHLB") stock	2,024	5,357
Loans held for sale	3,297	701
Loans, less allowance for loan losses of $33,935 at September 30, 2019 and $33,849 at December 31, 2018	2,438,195	2,353,657
Premises and equipment, net	43,519	37,588
Lease right-of-use asset	19,184	—
Accrued interest receivable	12,356	11,462
Deferred income taxes, net	8,139	11,747
Bank-owned life insurance	30,620	30,138
Prepaid income taxes	1,729	732
Prepaid expenses and other assets	8,057	11,279
Goodwill	5,656	5,656
Total assets	$3,138,724	$2,964,358
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$2,784,393	$2,507,999
Brokered deposits	—	56,783
Total deposits	2,784,393	2,564,782
Borrowed funds	4,177	100,492
Subordinated debt	14,869	14,860
Lease liability	18,250	—
Accrued expenses and other liabilities	25,433	27,948
Accrued interest payable	920	979
Total liabilities	2,848,042	2,709,061
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,816,071 shares issued and outstanding at September 30, 2019 and 11,708,218 shares issued and outstanding at December 31, 2018	118	117
Additional paid-in capital	93,459	91,281
Retained earnings	184,994	165,183
Accumulated other comprehensive income (loss)	12,111	(1,284)
Total stockholders' equity	290,682	255,297
Total liabilities and stockholders' equity	$3,138,724	$2,964,358

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest and dividend income:
Loans and loans held for sale	$30,938	$28,109	$90,973	$81,786
Investment securities	3,278	2,742	9,785	7,835
Other interest-earning assets	632	497	1,688	818
Total interest and dividend income	34,848	31,348	102,446	90,439
Interest expense:
Deposits	5,158	3,697	15,156	8,770
Borrowed funds	36	6	315	332
Subordinated debt	233	233	692	692
Total interest expense	5,427	3,936	16,163	9,794
Net interest income	29,421	27,412	86,283	80,645
Provision for loan losses	1,025	750	1,580	2,650
Net interest income after provision for loan losses	28,396	26,662	84,703	77,995
Non-interest income:
Wealth management fees	1,407	1,388	4,077	4,214
Deposit and interchange fees	1,790	1,552	5,041	4,608
Income on bank-owned life insurance, net	158	167	482	505
Net gains (losses) on sales of debt securities	—	(34)	146	(33)
Net gains on sales of loans	139	47	244	179
Other income	655	604	2,035	1,775
Total non-interest income	4,149	3,724	12,025	11,248
Non-interest expense:
Salaries and employee benefits	14,382	13,026	41,982	38,479
Occupancy and equipment expenses	2,034	2,110	6,342	6,304
Technology and telecommunications expenses	1,863	1,568	5,290	4,760
Advertising and public relations expenses	430	530	1,927	2,284
Audit, legal and other professional fees	528	435	1,389	1,361
Deposit insurance premiums	16	418	733	1,264
Supplies and postage expenses	232	236	718	734
Other operating expenses	1,613	1,652	5,320	5,044
Total non-interest expense	21,098	19,975	63,701	60,230
Income before income taxes	11,447	10,411	33,027	29,013
Provision for income taxes	2,445	2,429	7,566	6,632
Net income	$9,002	$7,982	$25,461	$22,381

Basic earnings per share	$0.76	$0.68	$2.16	$1.92
Diluted earnings per share	$0.76	$0.68	$2.15	$1.91

Basic weighted average common shares outstanding	11,808,603	11,697,951	11,779,629	11,671,494
Diluted weighted average common shares outstanding	11,843,497	11,770,719	11,820,388	11,745,935

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$9,002	$7,982	$25,461	$22,381
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains (losses) on debt securities arising during the period	2,891	(3,363)	17,385	(12,467)
Income tax (expense) benefit	(642)	752	(3,876)	2,787
Net unrealized holding gains (losses), net of tax	2,249	(2,611)	13,509	(9,680)
Less: reclassification adjustment for net gains (losses) included in net income
Net realized gains (losses) on sales of debt securities during the period	—	(34)	146	(33)
Income tax (expense) benefit	—	7	(32)	6
Reclassification adjustment for gains (losses) realized, net of tax	—	(27)	114	(27)

Total other comprehensive income (loss), net	2,249	(2,584)	13,395	(9,653)
Comprehensive income	$11,251	$5,398	$38,856	$12,728

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				8,696		8,696
Other comprehensive income, net					3,134	3,134
Common stock dividend paid ($0.16 per share)				(1,875)		(1,875)
Common stock issued under dividend reinvestment plan	9,341	—	298			298
Common stock issued, other	264	—	8			8
Stock-based compensation	62,523	1	598			599
Net settlement for employee taxes on restricted stock and options	(2,741)	—	(240)			(240)
Stock options exercised, net	20,509	—	144			144
Balance at March 31, 2019	11,798,114	118	92,089	172,004	1,850	266,061
Net income				7,763		7,763
Other comprehensive income, net					8,012	8,012
Common stock dividend paid ($0.16 per share)				(1,887)		(1,887)
Common stock issued under dividend reinvestment plan	10,503	—	294			294
Common stock issued, other	946	—	28			28
Stock-based compensation	(347)	—	457			457
Net settlement for employee taxes on restricted stock and options	(3,828)	—	(113)			(113)
Stock options exercised, net	620	—	12			12
Balance at June 30, 2019	11,806,008	118	92,767	177,880	9,862	280,627
Net income				9,002		9,002
Other comprehensive income, net					2,249	2,249
Common stock dividend paid ($0.16 per share)				(1,888)		(1,888)
Common stock issued under dividend reinvestment plan	10,345	—	293			293
Common stock issued, other	634	—	19			19
Stock-based compensation	(139)	—	411			411
Net settlement for employee taxes on restricted stock and options	(1,654)	—	(49)			(49)
Stock options exercised, net	877	—	18			18
Balance at September 30, 2019	11,816,071	$118	$93,459	$184,994	$12,111	$290,682

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2017	11,609,853	$116	$88,205	$143,073	$416	$231,810
Net income				6,825		6,825
Other comprehensive loss, net					(6,264)	(6,264)
Common stock dividend paid ($0.145 per share)				(1,686)		(1,686)
Common stock issued under dividend reinvestment plan	12,765	—	397			397
Common stock issued, other	1,138	—	38			38
Stock-based compensation	51,488	1	590			591
Net settlement for employee taxes on restricted stock and options	(7,561)	—	(286)			(286)
Stock options exercised, net	15,231	—	215			215
Balance at March 31, 2018	11,682,914	117	89,159	148,212	(5,848)	231,640
Net income				7,574		7,574
Other comprehensive loss, net					(805)	(805)
Common stock dividend paid ($0.145 per share)				(1,692)		(1,692)
Common stock issued under dividend reinvestment plan	9,885	—	396			396
Common stock issued, other	823	—	30			30
Stock-based compensation	(303)	—	438			438
Net settlement for employee taxes on restricted stock and options	(1,611)	—	(76)			(76)
Stock options exercised, net	4,496	—	72			72
Balance at June 30, 2018	11,696,204	117	90,019	154,094	(6,653)	237,577
Net income				7,982		7,982
Other comprehensive loss, net					(2,584)	(2,584)
Common stock dividend paid ($0.145 per share)				(1,696)		(1,696)
Common stock issued under dividend reinvestment plan	7,601	—	268			268
Common stock issued, other	1,014	—	38			38
Stock-based compensation	(233)	—	451			451
Net settlement for employee taxes on restricted stock and options	(1,910)	—	(72)			(72)
Stock options exercised, net	1,198	—	21			21
Balance at September 30, 2018	11,703,874	$117	$90,725	$160,380	$(9,237)	$241,985

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$25,461	$22,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,580	2,650
Depreciation and amortization	4,553	5,158
Stock-based compensation expense	1,405	1,386
Income on bank-owned life insurance, net	(482)	(505)
Net (gains) losses on sales of debt securities	(146)	33
Mortgage loans originated for sale	(16,049)	(8,850)
Proceeds from mortgage loans sold	13,697	8,619
Net gains on sales of loans	(244)	(179)
Net gains on equity securities	(275)	(12)
Net gains on sales of OREO	(34)	—
Changes in:
Increase in other assets	(2,202)	(4,503)
(Decrease) increase in other liabilities	(694)	753
Net cash provided by operating activities	26,570	26,931
Cash flows from investing activities:
Proceeds from sales of debt securities	13,623	13,359
Net proceeds from sales of FHLB capital stock	3,333	2,622
Net proceeds from the sale (purchases) of equity securities	290	(1,251)
Proceeds from maturities, calls and pay-downs of debt securities	36,150	26,664
Purchase of debt securities	(83,583)	(90,023)
Net increase in loans	(86,373)	(41,619)
Additions to premises and equipment, net	(9,368)	(4,178)
Proceeds from OREO sales	289	—
Net cash used in investing activities	(125,639)	(94,426)
Cash flows from financing activities:
Net increase in deposits	219,611	170,350
Net decrease in borrowed funds	(96,315)	(88,503)
Cash dividends paid	(5,650)	(5,074)
Proceeds from issuance of common stock	940	1,167
Net settlement for employee taxes on restricted stock and options	(402)	(434)
Proceeds from stock option exercises	174	308
Net cash provided by financing activities	118,358	77,814

Net increase in cash and cash equivalents	19,289	10,319
Cash and cash equivalents at beginning of period	63,120	54,806
Cash and cash equivalents at end of period	$82,409	$65,125

See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto contained in the 2018 Annual Report on Form 10-K of Enterprise Bancorp, Inc. as filed with the Securities and Exchange Commission (the "SEC") on March 13, 2019 (the "2018 Annual Report on Form 10-K").  The Company has not materially changed its significant accounting policies from those disclosed in its 2018 Annual Report on Form 10-K. See Item (f) "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements adopted by the Company," below in this Note 1.

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

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At September 30, 2019, the Company had 24 full service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). The Company also has received regulatory approval to open branches in Lexington, Massachusetts and North Andover, Massachusetts, and we anticipate that these offices will open in early 2020 and summer 2020, respectively. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and insurance services.  The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from September 30, 2019 through the date this Quarterly Report on Form 10-Q (this "Form 10-Q") was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

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

The Bank is also required by the Federal Reserve Bank of Boston ("FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily cash balance on hand for FRB reserve requirements included in "Cash and Due from Banks" was approximately $7.5 million, based on the two-week computation period encompassing September 30, 2019.

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

Deposit and interchange fees are comprised of deposit account related charges and income generated from electronic payment interchanges. Deposit account charges consist of certain transactional analysis fees net of earning balance credits, monthly account service fees, and transactional fees such as overdraft fees. Analysis and monthly account services fees are recognized over the period the service is performed. For transactional fees, the performance obligation and the revenue are recognized at a point of time and payment is typically received as the service is rendered. Interchange income is generated primarily from retail debit card transactions processed through the card payment network. The performance obligation and the revenue are recognized when the service is performed.

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, due primarily to the impact of state tax expense, tax-exempt interest from certain investment securities, loans and BOLI and tax impact from equity compensation activity.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2019.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2015 through 2018 tax years.

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

Accounting pronouncements adopted by the Company

Standard/Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
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

ASU No. 2018-07, Compensation-Stock-Based Compensation (ASU Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting January 1, 2019
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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Accounting pronouncements not yet adopted by the Company

Standard/Anticipated Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
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

As of September 30, 2019, the Company continues to work through the implementation plan, including reviewing and validating the methodology and assumptions to be utilized, and is on target for adoption of the new credit standard on January 1, 2020. Implementation will be recorded through a cumulative effect adjustment to retained earnings(1). The Company is still assessing the impact of the adoption of ASU No. 2016-13 on its operations, financial results, disclosures, and controls.

 (1) In December 2018, banking regulators issued a final rule, effective April 1, 2019, that addresses the regulatory capital treatment of credit loss allowances under the CECL methodology and allows banking organizations an option to phase in the day-one regulatory capital effects of CECL adoption over three years.  For regulatory capital purposes the Company will phase in the adoption adjustment over the allowable three-year phase in period.

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

Goodwill carried on the Company's consolidated financial statements was $5.7 million at both September 30, 2019 and December 31, 2018. This asset is related to the Company’s acquisition of two branch offices in July 2000. The Company does not expect the adoption of ASU No. 2017-04 to have a material impact on the Company's consolidated financial statements and results of operations.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Accounting pronouncements not yet adopted by the Company (continued)

Standard/Anticipated Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No.2018-15, Intangibles-Goodwill and Other- Internal-Use Software
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

(2) Investment Securities

As of September 30, 2019 and December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	September 30, 2019
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$999	$5	$—	$1,004
Residential federal agency MBS(1)	178,494	2,792	134	181,152
Commercial federal agency MBS(1)	111,796	4,257	—	116,053
Municipal securities	160,825	8,153	—	168,978
Corporate bonds	13,985	479	1	14,463
Certificate of deposits(2) ("CDs")	454	2	—	456
Total debt securities, at fair value	$466,553	$15,688	$135	$482,106

	December 31, 2018
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$7,994	$—	$19	$7,975
Residential federal agency MBS(1)	174,701	633	2,608	172,726
Commercial federal agency MBS(1)	93,800	609	430	93,979
Municipal securities	141,747	1,122	826	142,043
Corporate bonds	13,967	24	185	13,806
Certificates of deposits(2)	950	—	6	944
Total debt securities, at fair value	$433,159	$2,388	$4,074	$431,473
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

Included in the residential and commercial federal agency mortgage-backed securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies with fair values totaling $272.6 million and $242.8 million at September 30, 2019 and December 31, 2018, respectively. Included in municipal securities were tax exempt municipal securities with fair values totaling $100.1 million and $107.3 million at September 30, 2019 and December 31, 2018, respectively.

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

The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments, by the duration of their continuous unrealized loss positions at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$23,095	$63	$5,088	$71	$28,183	$134	9
Corporate bonds	—	—	1,071	1	1,071	1	6
Total temporarily impaired debt securities	$23,095	$63	$6,159	$72	$29,254	$135	15

	December 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Federal agency obligations	$997	$1	$6,978	$18	$7,975	$19	3
Residential federal agency MBS	26,147	597	81,158	2,011	107,305	2,608	25
Commercial federal agency MBS	3,258	11	18,717	419	21,975	430	9
Municipal securities	15,036	108	41,265	718	56,301	826	83
Corporate bonds	5,277	36	5,653	149	10,930	185	63
CDs	—	—	944	6	944	6	4
Total temporarily impaired debt securities	$50,715	$753	$154,715	$3,321	$205,430	$4,074	187

During the nine months ended September 30, 2019 and 2018, the Company did not record any fair value impairment charges OTTI on its investments in debt securities. At September 30, 2019, management did not consider any debt securities to have OTTI. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the Company's 2018 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K.

The contractual maturity distribution at September 30, 2019 of total debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,265	$5,287
Due after one, but within five years	70,738	72,816
Due after five, but within ten years	173,589	182,111
Due after ten years	216,961	221,892
Total debt securities	$466,553	$482,106

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $87.6 million, which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $475.3 million at September 30, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Sales of debt securities for the three and nine months ended September 30, 2019 and September 30, 2018 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Amortized cost of debt securities sold (1)	$—	$687	$11,621	$1,355
Gross realized gains on sales	—	—	149	3
Gross realized losses on sales	—	(34)	(3)	(36)
Total proceeds from sales of debt securities	$—	$653	$11,767	$1,322
_________________________________________

(1)	Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

The Company held equity securities with a fair value of $1.4 million at September 30, 2019 and December 31, 2018. These investments are accounted for under ASC Topic 321, "Investments-Equity Securities," and are recorded on the Company's consolidated balance sheet at fair value with changes in fair value recognized in the Company's consolidated income statement as a component of "Other Income." The net fair value changes of equity securities recognized as a component of "Other Income" is dependent on the amount of dollars invested in equities and the magnitude of changes in equity market values. At September 30, 2019, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a portion of the portfolio invested in common stock of individual entities in the financial services industry.

Gains and losses on equity securities at September 30, 2019 and September 30, 2018 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net gains recognized during the period on equity securities	$12	$14	$275	$12
Less: Net gains realized on equity securities sold during the period	36	—	36	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held in the portfolio	$(24)	$14	$239	$12

(3)	Loans

The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2018 Annual Report on Form 10-K.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial real estate	$1,317,999	$1,303,879
Commercial and industrial	511,695	514,253
Commercial construction	295,448	234,430
Total commercial loans	2,125,142	2,052,562
Residential mortgages	241,157	231,501
Home equity loans and lines	98,763	96,116
Consumer	10,037	10,241
Total retail loans	349,957	337,858

Gross loans	2,475,099	2,390,420
Deferred loan origination fees, net	(2,969)	(2,914)
Total loans	2,472,130	2,387,506
Allowance for loan losses	(33,935)	(33,849)
Net loans	$2,438,195	$2,353,657

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $68.0 million at September 30, 2019 and $63.5 million at December 31, 2018.

Loans serviced for others

At September 30, 2019 and December 31, 2018, the Company was servicing residential mortgage loans owned by investors amounting to $16.4 million and $17.2 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $77.3 million and $72.1 million at September 30, 2019 and December 31, 2018, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the dates indicated are summarized below:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial real estate	$269,379	$311,024
Residential mortgages	228,109	220,815
Home equity lines of credit	8,078	8,382
Total loans pledged to FHLB	$505,566	$540,221

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

The balances of loans as of September 30, 2019 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$17,737	$1,300,262	$1,317,999
Commercial and industrial	10,019	501,676	511,695
Commercial construction	1,732	293,716	295,448
Residential mortgages	1,239	239,918	241,157
Home equity loans and lines	423	98,340	98,763
Consumer	25	10,012	10,037
Total gross loans	$31,175	$2,443,924	$2,475,099

The balances of loans as of December 31, 2018 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$16,318	$1,287,561	$1,303,879
Commercial and industrial	12,053	502,200	514,253
Commercial construction	1,736	232,694	234,430
Residential mortgages	893	230,608	231,501
Home equity loans and lines	514	95,602	96,116
Consumer	16	10,225	10,241
Total gross loans	$31,530	$2,358,890	$2,390,420

See "Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Credit Risk" and "Allowance for Loan Losses" in this Form 10-Q for additional information about changes in the Company's credit quality indicators since December 31, 2018.

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	September 30, 2019
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,924	$—	$—	$1,301,075	$1,317,999
Commercial and industrial	13,905	—	—	497,790	511,695
Commercial construction	2,245	—	—	293,203	295,448
Residential mortgages	1,835	—	—	239,322	241,157
Home equity loans and lines	468	—	—	98,295	98,763
Consumer	41	4	—	9,992	10,037
Total gross loans	$35,418	$4	$—	$2,439,677	$2,475,099

	December 31, 2018
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$17,714	$240	$—	$1,285,925	$1,303,879
Commercial and industrial	12,821	—	—	501,432	514,253
Commercial construction	2,262	—	—	232,168	234,430
Residential mortgages	1,820	—	—	229,681	231,501
Home equity loans and lines	561	—	—	95,555	96,116
Consumer	35	8	—	10,198	10,241
Total gross loans	$35,213	$248	$—	$2,354,959	$2,390,420

Total adversely classified loans amounted to 1.43% of total loans at September 30, 2019, compared to 1.49% at December 31, 2018.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$9,012	$2,057	$3,451	$14,520	$1,303,479	$1,317,999	$7,507
Commercial and industrial	3,902	325	1,603	5,830	505,865	511,695	3,064
Commercial construction	5,414	1,748	—	7,162	288,286	295,448	119
Residential mortgages	2,247	270	624	3,141	238,016	241,157	1,050
Home equity loans and lines	1,071	—	175	1,246	97,517	98,763	423
Consumer	17	7	1	25	10,012	10,037	20
Total gross loans	$21,663	$4,407	$5,854	$31,924	$2,443,175	$2,475,099	$12,183

	Balance at December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$7,596	$21	$3,821	$11,438	$1,292,441	$1,303,879	$6,894
Commercial and industrial	619	17	2,299	2,935	511,318	514,253	3,417
Commercial construction	4,319	—	—	4,319	230,111	234,430	176
Residential mortgages	114	—	377	491	231,010	231,501	763
Home equity loans and lines	14	168	209	391	95,725	96,116	514
Consumer	23	31	6	60	10,181	10,241	20
Total gross loans	$12,685	$237	$6,712	$19,634	$2,370,786	$2,390,420	$11,784

At September 30, 2019 and December 31, 2018, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $120 thousand at September 30, 2019 and $81 thousand at December 31, 2018. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.49% at both September 30, 2019 and December 31, 2018.

At September 30, 2019, additional funding commitments for non-accrual loans were not material.

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

The carrying value of impaired loans amounted to $31.2 million and $31.5 million at September 30, 2019 and December 31, 2018, respectively.  Total accruing impaired loans amounted to $19.0 million and $19.7 million at September 30, 2019 and

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

December 31, 2018, respectively, while non-accrual impaired loans amounted to approximately $12.2 million and $11.8 million as of September 30, 2019 and December 31, 2018, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at September 30, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$18,692	$17,737	$17,570	$167	$4
Commercial and industrial	12,037	10,019	7,835	2,184	1,088
Commercial construction	1,812	1,732	1,732	—	—
Residential mortgages	1,335	1,239	826	413	2
Home equity loans and lines	611	423	423	—	—
Consumer	26	25	—	25	25
Total	$34,513	$31,175	$28,386	$2,789	$1,119

	Balance at December 31, 2018
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,140	$16,318	$15,948	$370	$55
Commercial and industrial	12,538	12,053	7,752	4,301	2,140
Commercial construction	1,804	1,736	1,736	—	—
Residential mortgages	970	893	473	420	13
Home equity loans and lines	685	514	514	—	—
Consumer	16	16	—	16	16
Total	$33,153	$31,530	$26,423	$5,107	$2,224

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended September 30, 2019		Three months ended September 30, 2018
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$17,828	$140	$13,847	$90
Commercial and industrial	10,886	85	12,975	100
Commercial construction	1,732	26	1,717	23
Residential mortgages	1,034	(2)	615	1
Home equity loans and lines	427	—	498	—
Consumer	29	1	108	—
Total	$31,936	$250	$29,760	$214

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the nine months indicated:

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$16,685	$382	$13,689	$279
Commercial and industrial	11,426	294	11,741	266
Commercial construction	1,735	78	1,676	68
Residential mortgages	954	16	624	1
Home equity loans and lines	457	—	491	—
Consumer	24	—	69	—
Total	$31,281	$770	$28,290	$614

At September 30, 2019, additional funding commitments for impaired loans were not material. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan balances above, as of September 30, 2019 and December 31, 2018, were $22.9 million and $23.1 million, respectively. TDR loans on accrual status amounted to $19.0 million and $19.4 million at September 30, 2019 and December 31, 2018, respectively. TDR loans included in non-performing loans amounted to $3.9 million at September 30, 2019 and $3.7 million at December 31, 2018. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At September 30, 2019, additional funding commitments for TDR loans were not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as TDRs during the three months ended September 30, 2019 and September 30, 2018 are detailed below:

	Three months ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—	1	$10	$—
Commercial and industrial	2	22	22	4	735	729
Commercial construction	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	1	7	7	—	—	—
Total	3	$29	$29	5	$745	$729

Payment defaults, during the three months ended September 30, 2019 and September 30, 2018 on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$1,400	—	$—
Commercial and industrial	2	62	3	600
Commercial construction	—	—	—	—
Residential mortgages	1	311	—	—
Home equity loans and lines	—	—	1	92
Consumer	1	5	—	—
Total	5	$1,778	4	$692

Loans modified as TDRs during the nine months ended September 30, 2019 and September 30, 2018 are detailed below:

	Nine months ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$2,047	$1,623	3	$141	$148
Commercial and industrial	9	428	261	8	897	854
Commercial construction	—	—	—	—	—	—
Residential mortgages	1	315	311	—	—	—
Home equity loans and lines	—	—	—	2	112	104
Consumer	2	13	13	—	—	—
Total	15	$2,803	$2,208	13	$1,150	$1,106

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2019. Subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2018 were immaterial.

Payment defaults by portfolio classification during the nine months ended September 30, 2019 and September 30, 2018, on loans modified as TDRs within the preceding twelve months are detailed below:

	Nine months ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$1,400	—	$—
Commercial and industrial	4	233	4	673
Commercial construction	—	—	—	—
Residential mortgages	1	311	—	—
Home equity loans and lines	—	—	2	104
Consumer	1	5	—	—
Total	7	$1,949	6	$777

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	Nine months ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Temporary payment reduction and payment re-amortization of remaining principal over extended term	8	$49	8	$368
Temporary interest only payment plan	3	386	2	148
Other payment concessions	4	1,773	3	590
Total	15	$2,208	13	$1,106
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$72		$475

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

The Company had no OREO at September 30, 2019, December 31, 2018 or September 30, 2018. During the nine months ended September 30, 2019, there was one property added to OREO that was subsequently sold resulting in net gains of $34 thousand. There were no sales or subsequent write downs of OREO during the nine months ended September 30, 2018.

At both September 30, 2019 and December 31, 2018, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

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

The allowance for loan losses amounted to $33.9 million at September 30, 2019, compared to $33.8 million at December 31, 2018, and $34.5 million at September 30, 2018. The allowance for loan losses to total loans ratio was 1.37% at September 30, 2019, 1.42% at December 31, 2018, and 1.49% at September 30, 2018. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2019.

Changes in the allowance for loan losses by portfolio classification for the three months ended September 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2019	$17,828	$10,731	$3,717	$1,187	$629	$259	$34,351
Provision	174	357	491	(6)	(3)	12	1,025
Recoveries	—	114	—	—	2	12	128
Less: Charge offs	—	1,533	—	—	—	36	1,569
Ending Balance at September 30, 2019	$18,002	$9,669	$4,208	$1,181	$628	$247	$33,935

Changes in the allowance for loan losses by portfolio classification for the nine months ended September 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2018	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849
Provision	(12)	598	901	21	(8)	80	1,580
Recoveries	—	570	—	—	7	25	602
Less: Charge offs	—	1,992	—	—	—	104	2,096
Ending Balance at September 30, 2019	$18,002	$9,669	$4,208	$1,181	$628	$247	$33,935
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$4	$1,088	$—	$2	$—	$25	$1,119
Allocated to loans collectively evaluated for impairment	$17,998	$8,581	$4,208	$1,179	$628	$222	$32,816

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the three months ended September 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2018	$18,414	$11,043	$3,544	$939	$645	$212	$34,797
Provision	49	559	131	60	(55)	6	750
Recoveries	21	37	—	—	51	19	128
Less: Charge offs	—	1,114	—	—	—	27	1,141
Ending Balance at September 30, 2018	$18,484	$10,525	$3,675	$999	$641	$210	$34,534

Changes in the allowance for loan losses by portfolio classification for the nine months ended September 30, 2018 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2017	$17,545	$9,669	$3,947	$904	$608	$242	$32,915
Provision	918	1,885	(272)	95	(19)	43	2,650
Recoveries	21	202	—	—	52	36	311
Less: Charge offs	—	1,231	—	—	—	111	1,342
Ending Balance at September 30, 2018	$18,484	$10,525	$3,675	$999	$641	$210	$34,534
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$40	$2,439	$—	$1	$—	$15	$2,495
Allocated to loans collectively evaluated for impairment	$18,444	$8,086	$3,675	$998	$641	$195	$32,039

(5)Leases

As of September 30, 2019, the Company had 15 operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several leases also provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.  During the third quarter of 2019, the Company finalized the purchase of one of the leased buildings in its main campus.

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." Under this ASU, as amended, lessees are required to recognize lease ROU assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The lease liability represents the present value of the future lease payments. The ROU asset includes the lease liability, lease prepayments and initial direct costs, less fixed payment lease liabilities. For the Company, this ASU primarily impacted operating leases on our facilities, mainly branch leases, and as a result the Company recorded, on its consolidated balance sheet a lease liability of $18.0 million and ROU asset of $19.0 million on January 1, 2019 related to these leases.

Upon adoption of this ASU, the Company elected the following practical expedients:

•	to not reassess, among other things, the historical lease classification, and

•	to use hindsight to assess lease terms and impairment of the initial ROU asset.

The Company excludes leases with a term of 12 months or less from the recorded lease liability and ROU asset and accounts for lease and non-lease components (such as common area maintenance) separately. In order to calculate the lease liability, the Company used its incremental borrowing rate as the discount rate to determine the net present value of the lease liability. In determining the term of a lease, the Company included options renewal periods that it considered reasonably certain to exercise, which generally resulted in the inclusion of all lease option periods.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company recognizes lease expense on a straight-line basis in the "Occupancy and Equipment Expenses" line item within the non-interest expense section of the consolidated income statement. Lease expenses for the three and nine months ended September 30, 2019 were $322 thousand and $1.0 million, respectively. Variable lease costs and short-term lease expenses included in lease expense during this period were immaterial.

The weighted average remaining lease term for operating leases at September 30, 2019 was 27.5 years, and the weighted average discount rate was 3.79%.

At September 30, 2019, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2019 (three remaining months)	$330
2020	1,242
2021	1,242
2022	1,245
2023	1,252
Thereafter	24,599
Total lease payments	$29,910
Less: Imputed interest	11,660
Total lease liability	$18,250

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

(6)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-interest checking	$804,051	$765,029
Interest-bearing checking	447,421	403,497
Savings	201,504	193,214
Money market	1,022,344	862,028
CDs $250,000 or less	222,091	215,200
CDs greater than $250,000	86,982	69,031
Total customer deposits	2,784,393	2,507,999
Brokered deposits (1)	—	56,783
Total deposits	$2,784,393	$2,564,782
___________________________________

(1)	Brokered CDs which are $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $404.4 million and $342.4 million at September 30, 2019 and December 31, 2018, respectively.

See Note 13, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding the Company's fair value measurements for deposits.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(7)	Borrowed Funds and Subordinated Debt

The Company had $4.2 million in borrowed funds at September 30, 2019 linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2018, borrowed funds consisted of FHLB borrowings, primarily overnight advances, amounting to $100.5 million.

The Company had outstanding subordinated debt (net of deferred issuance costs) of $14.9 million at both September 30, 2019 and December 31, 2018, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15-year term. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

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

The transaction structure effectively minimizes the Bank's interest rate risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Back-to-Back swaps are not speculative; rather, the transactions result from a service the Company provides to certain commercial customers. Back-to-Back swaps do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the nine months ended September 30, 2019 or September 30, 2018.

Each Back-to-Back swap transaction consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of eight interest-rate swaps outstanding at both September 30, 2019 and December 31, 2018, with an aggregate notional amount of $36.9 million and $37.7 million on those respective dates.

Asset derivatives are included in the line item "Prepaid expenses and other assets," and liability derivatives are included in the "Accrued expenses and other liabilities" line item on the consolidated balance sheets, respectively. Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not.

The table below presents the fair value and classification of the Company's derivative financial instruments for the periods presented:

	As of September 30, 2019		As of December 31, 2018
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest-rate contracts - pay floating, receive fixed	$893	$52	$45	$723
Interest-rate contracts - pay fixed, receive floating	—	841	678	—
Total interest-rate swaps	$893	$893	$723	$723

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

The Company has one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at September 30, 2019. The Company had no credit risk exposure at September 30, 2019 and $678 thousand at December 31, 2018, respectively, relating to interest-rate swaps with counterparties.  When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company; therefore, it is not carried on the Company's consolidated balance sheet. If the Company posts collateral, the cash is restricted, it is considered an asset of the Company and is carried on the Company's consolidated balance sheet. The Company posted cash collateral of $940 thousand at September 30, 2019, while at December 31, 2018, the Company held cash collateral of $850 thousand.

The table below presents the Company's liability derivative position and the potential effect of the netting arrangement on its financial position, as of the period presented. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of September 30, 2019
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position
Liabilities Derivatives
Interest-rate contracts - pay fixed, receive floating	$893	$52	$841
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

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of Company's loan participation to the underlying loan.  At both September 30, 2019 and December 31, 2018, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At September 30, 2019, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the swap market value, as well as the borrower's financial and collateral strength.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At September 30, 2019 and December 31, 2018, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The Company may use interest-rate swaps as part of its interest rate risk management strategy. Interest-rate swap agreements may be entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company had no derivative fair value hedges or derivative cash flow hedges at September 30, 2019 or December 31, 2018.

(9)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of September 30, 2019 had 11,816,071 shares of common stock issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-Q.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 102,849 shares and 91,708 shares as of September 30, 2019 and December 31, 2018, respectively. See Note 12, "Earnings per Share," to the Company's unaudited consolidated interim financial statements, contained below, for additional information regarding unvested participating restricted awards and the Company's earnings per share calculation.

Upon vesting, restricted stock awards may be net share-settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. In accordance with Massachusetts law, shares reacquired by the Company will be treated as authorized but unissued shares.

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

In addition, the Company maintains a dividend reinvestment and direct stock purchase plan ("DRSPP") which enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  At September 30, 2019 and September 30, 2018, the Company's only other comprehensive income component is the net unrealized holding gains or losses on available-for-sale debt securities, net of deferred income taxes. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the debt securities are sold.

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of September 30, 2019. Refer to Note 10, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2018 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

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

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the plan amounted to $69 thousand and $207 thousand for both the respective three and nine months ended September 30, 2019 and September 30, 2018.

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

Total expenses for both these plans were $105 thousand and $324 thousand for the three and nine months ended September 30, 2019, respectively, compared to $56 thousand and $168 thousand for the three and nine months ended September 30, 2018, respectively. The Company anticipates accruing an additional $105 thousand in total for these SERPs during the remainder of 2019.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, were $50 thousand and $149 thousand for the three and nine months ended September 30, 2019, respectively, compared to $45 thousand and $134 thousand for the three and nine months ended September 30, 2018, respectively.

See also Note 11, "Stock-Based Compensation," to the Company's unaudited consolidated interim financial statements, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(11)	Stock-Based Compensation

The Company currently has one active individual stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended. As of September 30, 2019, there remained 273,074 shares available for future grants under this plan.

Additionally, the Enterprise Bancorp, Inc 2009 Stock Incentive Plan, as amended, expired in March 2019 with 87,849 unissued shares. As such, this plan is closed for future grants, although awards previously granted under this plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.  Total stock-based compensation expense was $461 thousand and $1.4 million for the three and nine months ended September 30, 2019, respectively, compared to $501 thousand and $1.4 million for the three and nine months ended September 30, 2018, respectively.

A tax benefit associated with employee exercises and vesting of stock compensation of approximately $3 thousand and $131 thousand was recorded as a reduction of the Company's income tax expense for the three and nine months ended September 30, 2019, respectively, compared with $39 thousand and $274 thousand for the three and nine months ended September 30, 2018, respectively. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated interim financial statements.

 Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $48 thousand and $144 thousand for the three and nine months ended September 30, 2019, respectively, compared to $48 thousand and $150 thousand for the three and nine months ended September 30, 2018, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Nine Months Ended September 30,
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

Options granted during the first nine months of 2019 and 2018 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Restricted Stock Awards

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $363 thousand and $1.1 million for the three and nine months ended September 30, 2019, respectively, compared to $403 thousand and $1.0 million for the three and nine months ended September 30, 2018, respectively.

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

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $50 thousand and $188 thousand for the three and nine months ended September 30, 2019, respectively, compared to $50 thousand and $187 thousand for the three and nine months ended September 30, 2018, respectively, and is included in other operating expenses. In January 2019, non-employee directors were issued 7,470 shares of common stock in lieu of 2018 annual cash fees of $250 thousand at a

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	11,808,603	11,697,951	11,779,629	11,671,494
Dilutive shares	34,894	72,768	40,759	74,441
Diluted weighted average common shares outstanding	11,843,497	11,770,719	11,820,388	11,745,935

There were 52,571 stock options for both the three and nine months ended September 30, 2019 that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 29,260 stock options for both the three and nine months ended September 30, 2018 that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in subsequent periods.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2019
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$482,106	$—	$482,106	$—
Equity securities	1,433	1,433	—	—
FHLB stock	2,024	—	—	2,024
Interest-rate swaps	893	—	893	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,034	—	—	2,034

Liabilities measured on a recurring basis:
Interest-rate swaps	$893	$—	$893	$—

	December 31, 2018
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$431,473	$—	$431,473	$—
Equity securities	1,448	1,448	—	—
FHLB stock	5,357	—	—	5,357
Interest-rate swaps	723	—	723	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,574	—	—	2,574

Liabilities measured on a recurring basis:
Interest-rate swaps	$723	$—	$723	$—

The Company did not transfer any assets between the fair value measurement levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

Impaired loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent loans amounted to $576 thousand at September 30, 2019 and $1.6 million at December 31, 2018.

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

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the consolidated balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the consolidated balance sheet at September 30, 2019 and December 31, 2018 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements.  At September 30, 2019 and December 31, 2018, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2019 and December 31, 2018:

	Fair Value
(Dollars in thousands)	September 30, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB stock	$2,024	$5,357	Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans(collateral dependent)	$2,034	$2,574	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	September 30, 2019
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$3,297	$3,319	$—	$3,319	$—
Loans, net	2,438,195	2,455,762	—	—	2,455,762
Financial liabilities:
CDs (including brokered)	309,073	309,986	—	309,986	—
Borrowed funds	4,177	4,052	—	4,052	—
Subordinated debt	14,869	15,471	—	—	15,471

	December 31, 2018
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$701	$710	$—	$710	$—
Loans, net	2,353,657	2,331,076	—	—	2,331,076
Financial liabilities:
CDs (including brokered)	341,014	339,308	—	339,308	—
Borrowed funds	100,492	100,312	—	100,312	—
Subordinated debt	14,860	14,300	—	—	14,300

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

(14)	Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2019 and September 30, 2018 is as follows:

	Nine months ended September 30, 2019
(Dollars in thousands)	2019	2018
Supplemental financial data:
Cash paid for: interest	$16,222	$8,957
Cash paid for: income taxes	8,760	6,818
Cash paid for: lease liability	875	—
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	6,348	995
Transfer from loans to other real estate owned	255	—
ROU lease assets: operating leases(1)	19,635	—
_________________________________________

(1)	This represents the ROU lease asset that was recorded upon adoption of ASC 842 and new leases added in the current year.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Executive Summary

Net income for the three months ended September 30, 2019 amounted to $9.0 million, an increase of $1.0 million, or 13%, compared to the three months ended September 30, 2018. Diluted earnings per share were $0.76 for the three months ended September 30, 2019, an increase of 12%, compared to $0.68 for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 amounted to $25.5 million, an increase of $3.1 million, or 14%, compared to the nine months ended September 30, 2018. Diluted earnings per share were $2.15 for the nine months ended September 30, 2019, an increase of 13%, compared to $1.91 for the nine months ended September 30, 2018.

Over the past twelve months, assets, loans, and customer deposits increased by 9%, 7%, and 12%, respectively, compared to September 30, 2018. Loan and deposit growth, along with a reduction in the loan loss provision, were the key drivers to our earnings increase as compared to the nine months ended September 30, 2018. Strategically, we remain focused on organic growth and continually planning for and investing in our future with an emphasis on people, technological advancements, digital transformation, branch transformation and consistent market expansion. Our 25th and 26th branches in Lexington and North Andover, Massachusetts, are anticipated to open in early 2020 and summer 2020, respectively.

Composition of Earnings

The Company's earnings are largely dependent on its net interest income, which is primarily the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin ("Margin").

Net interest income for the three months ended September 30, 2019 amounted to $29.4 million, an increase of $2.0 million, or 7%, compared to the same period in 2018. Net interest income for the nine months ended September 30, 2019 amounted to $86.3 million, an increase of $5.6 million, or 7%, compared to the nine months ended September 30, 2018. The increase in net interest income was due largely to interest-earning asset growth, primarily in loans. Average loan balances increased $132.4 million, or 6%, for the three months ended September 30, 2019 and $110.4 million, or 5%, for the nine months ended September 30, 2019, compared to the same respective 2018 period averages. Tax equivalent net interest margin ("TE Margin") was 3.93% for the three months ended September 30, 2019, compared to 3.89% for the three months ended September 30, 2018. TE Margin was 3.96% for the nine months ended September 30, 2019, compared to 3.95% for the nine months ended September 30, 2018.

For the three months ended September 30, 2019, the provision to the allowance for loan losses amounted to $1.0 million, compared to $750 thousand during the three months ended September 30, 2018. The increase in the provision in the third quarter of 2019 was due primarily to the higher levels of loan growth, compared to the same three-month period in 2018.

For the nine months ended September 30, 2019, the provision to the allowance for loan losses was $1.6 million, compared to the provision of $2.7 million for the nine months ended September 30, 2018. The decrease compared to the prior year was due primarily to generally improved credit metrics compared to the prior year period, partially offset by the impact of loan growth in the current period.

The allowance for loan losses to total loans ratio was 1.37% at September 30, 2019, compared to 1.42% at December 31, 2018 and 1.49% at September 30, 2018.

Affecting the provision for loan losses for the three and nine month periods ended September 30, 2019 compared to the same periods in the prior year were:

•	The ratio of classified loans to total loans amounted to 2.37% at September 30, 2019, compared to 2.54% at September 30, 2018.

•
Loan growth for the nine months ended September 30, 2019 was $84.6 million, compared to $40.6 million during the nine months ended September 30, 2018. Loan growth was $58.0 million and $11.9 million for the three-month periods ended September 30, 2019 and September 30, 2018, respectively.

•	Net charge-offs were $1.5 million for the nine months ended September 30, 2019, compared to net charge-offs of $1.0 million for the nine months ended September 30, 2018.

•	The provision for loan losses in the 2018 periods were impacted by an increase in specific reserves for impaired loans, which did not occur in the 2019 period.

•
After foreclosure proceedings in 2019, one previously classified commercial loan relationship was transferred to Other Real Estate Owned ("OREO") with a net carry value of $255 thousand and the property was sold during the third quarter of 2019. The Company carried no OREO during 2018.

Non-interest income for the three months ended September 30, 2019 amounted to $4.1 million, an increase of $425 thousand, or 11%, compared to the three months ended September 30, 2018. Non-interest income for the nine months ended September 30, 2019 amounted to $12.0 million, an increase of $777 thousand, or 7%, compared to the nine months ended September 30, 2018. Non-interest income increased in 2019 primarily due to increases in deposit and interchange fees. Year-to-date non-interest income was also impacted by net gains on sales of investments, and net fair value gains on equity securities, which is included in other income, partially offset by lower wealth management income.

Non-interest expense for the three months ended September 30, 2019 amounted to $21.1 million, an increase of $1.1 million, or 6%, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, non-interest expense amounted to $63.7 million, an increase of $3.5 million, or 6%, compared to the nine months ended September 30, 2018. Increases in non-interest expense in 2019 primarily related to the Company's strategic growth initiatives, particularly salaries and employee benefit expenses, partially offset by a reduction in deposit insurance premiums resulting from a Small Bank Assessment Credit from the FDIC Deposit Insurance Fund ("DIF") of $376 thousand. The Company expects to receive an additional available credit of $307 thousand to offset future assessments, provided the DIF ratio exceeds the targeted reserve ratio of 1.38%.

Sources and Uses of Funds

The Company's primary sources of funds are customer deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan or exercise of stock options, and occasionally the issuance of debt securities or the sale of new stock. The Company's sources of funds are intended to be used to conduct operations and to support growth, by funding loans and investing in securities, to expand the branch network, and to pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds providing additional sources of revenue. Total investments, a component of interest-earning assets, amounted to $483.5 million at September 30, 2019, an increase of $50.6 million, or 12%, since December 31, 2018, and comprised 15% of total assets at both September 30, 2019 and December 31, 2018.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 79% and 81% of total assets at September 30, 2019 and December 31, 2018, respectively, amounted to $2.47 billion at September 30, 2019, compared to $2.39 billion at December 31, 2018, an increase of $84.6 million, or 4%. Total commercial loans amounted to $2.13 billion, or 86% of gross loans, at September 30, 2019, which was consistent with the composition at December 31, 2018.

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

At September 30, 2019, customer deposits (total deposits excluding brokered deposits) amounted to $2.78 billion, or 89% of total assets, compared to $2.51 billion, or 85% of total assets, at December 31, 2018. Since December 31, 2018, customer deposits increased $276.4 million, or 11%, primarily in checking and money market accounts.

Wholesale funding amounted to $4.2 million at September 30, 2019, compared to $157.3 million at December 31, 2018. At September 30, 2019, wholesale funding consisted of FHLB advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2018, wholesale funding included brokered CDs of $56.8 million and FHLB advances of $100.5 million. The Company's level of wholesale funding has decreased $153.1 million since December 31, 2018 as increases in customer deposit balances have exceeded loan growth.

The re-pricing frequency of the Company's assets and liabilities are not identical and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as "interest-rate risk" and is reviewed in more detail in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q and in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's 2018 Annual Report on Form 10-K.

Culture and Organic Growth Strategy

The Company actively seeks to increase market share and strengthen its competitive position through the continuous review and technological enhancements to product offerings and delivery channels, by maximizing customer service levels and employee training, and fostering a consistent and unwavering commitment to our core values of Excellence, Integrity, Teamwork, Professionalism, and Community. The Company's business model is to provide a full range of diversified financial products and services through a highly-trained staff of knowledgeable banking professionals, with in-depth understanding of our markets, and a commitment to open and honest communication with clients. Management believes the Company has differentiated itself from the competition by building a solid reputation within the local market as a convenient, dependable commercial-focused community bank, delivering consistent and exceptional customer service, offering competitive products, and taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy and has led to a strong referral network with local businesses, non-profit organizations and community leaders. Management believes the Company's community service culture and reputation makes the Enterprise team stand out among the competition and positions the Company to be a leading banking provider of commercial and residential loans, deposits and cash management services, wealth management and wealth services, and trust and insurance services in its growing market area.

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

Management continues to undertake significant strategic growth initiatives, including investments in employee hiring, training and development; marketing and public relations; technology and digital transformation; electronic delivery methods; ongoing improvements, renovations or strategic relocation of existing facilities; and the continued cultivation of recently added branches.  The Company is in the process of renovating several branches and relocated the Leominster, Massachusetts branch in the first half of 2018 to a larger and custom-designed state-of-the-art branch in a prime Main Street location to better serve and attract customers. The Company also continually looks to develop branch locations within, and to complement, our existing footprint and expects to open two new branches in Massachusetts. The new Lexington and North Andover locations are anticipated to open in early 2020 and summer 2020, respectively. Our consistent branch expansion is aimed at achieving not only deposit market share growth, but also is intended to contribute to loan originations and generate referrals for wealth management, wealth services, trust and insurance services, and cash management products. Management also seeks out opportunities to recruit experienced key banking professionals with insightful market knowledge who complement the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on current opportunities in the marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Financial Condition

Total assets increased $174.4 million, or 6%, since December 31, 2018, to $3.14 billion at September 30, 2019.  The balance sheet composition and changes since December 31, 2018 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents amounted to 3% of total assets at September 30, 2019, an increase of $19.3 million, or 31%, since December 31, 2018. At December 31, 2018, cash and cash equivalents amounted to 2% of total assets. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loan and investments, and the immediate liquidity needs of the Company.

Investments

At September 30, 2019, the fair value of the investment portfolio amounted to $483.5 million, an increase of $50.6 million, or 12%, since December 31, 2018. The investment portfolio represented 15% of total assets at September 30, 2019 and December 31, 2018.  As of September 30, 2019 and December 31, 2018, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

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

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$1,004	0.2%	$7,975	1.9%	$48,277	11.1%
Residential federal agency MBS(1)	181,152	37.6%	172,726	40.0%	156,123	36.1%
Commercial federal agency MBS(1)	116,053	24.1%	93,979	21.8%	76,187	17.6%
Municipal securities	168,978	35.0%	142,043	32.9%	139,137	32.1%
Corporate bonds	14,463	3.0%	13,806	3.2%	12,349	2.9%
CDs(2)	456	0.1%	944	0.2%	944	0.2%
Total debt securities	$482,106	100.0%	$431,473	100.0%	$433,017	100.0%
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

Included in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies totaling $272.6 million, $242.8 million, and $198.7 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. Included in municipal securities were tax exempt municipal securities with fair values totaling $100.1 million, $107.3 million and $115.7 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Net unrealized gains on the debt securities portfolio amounted to $15.6 million at September 30, 2019, compared to net unrealized losses of $1.7 million at December 31, 2018 and net unrealized losses of $11.9 million at September 30, 2018. The Company attributes the increase in net unrealized gains as compared to the net unrealized losses of 2018 to decreases in market yields and a restructuring of the debt security portfolio in the fourth quarter of 2018, which overall raised portfolio yields.

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

During the nine months ended September 30, 2019, the Company purchased $82.3 million in debt securities. The Company had principal pay downs, calls and maturities totaling $36.2 million during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, management sold debt securities with an amortized cost of approximately $11.6 million realizing net gains on sales of $146 thousand.

Equity Securities

The Company held equity securities with a fair value of $1.4 million at September 30, 2019 and December 31, 2018, and $1.3 million at September 30, 2018. During the nine months ended September 30, 2019, the Company's net fair value gains on equity securities recorded in the consolidated statement of income were $275 thousand. During the nine months ended September 30, 2018, the net fair value losses on equity securities were immaterial. The net fair value changes of equity securities that will be recognized in the Company's consolidated income statement in the future will depend on the amount of dollars invested in equities and the magnitude of changes in equity markets.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $2.0 million at September 30, 2019, $5.4 million at December 31, 2018 and $2.6 million at September 30, 2018.

See Note 1, "Summary of Significant Accounting Policies," Item (c), "Restricted Cash and Investments," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 79% of total assets at September 30, 2019 and 81% of total assets at December 31, 2018.  Total loans increased by $84.6 million, or 4%, compared to December 31, 2018, and increased $161.6 million, or 7%, since September 30, 2018. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at September 30, 2019, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,317,999	53.3%	$1,303,879	54.6%	$1,254,066	54.2%
Commercial and industrial	511,695	20.7%	514,253	21.5%	477,897	20.7%
Commercial construction	295,448	11.9%	234,430	9.8%	252,868	10.9%
Total commercial loans	2,125,142	85.9%	2,052,562	85.9%	1,984,831	85.8%
Residential mortgages	241,157	9.7%	231,501	9.7%	220,015	9.5%
Home equity loans and lines	98,763	4.0%	96,116	4.0%	98,369	4.3%
Consumer	10,037	0.4%	10,241	0.4%	9,725	0.4%
Total retail loans	349,957	14.1%	337,858	14.1%	328,109	14.2%

Gross loans	2,475,099	100.0%	2,390,420	100.0%	2,312,940	100.0%
Deferred fees, net	(2,969)		(2,914)		(2,448)
Total loans	2,472,130		2,387,506		2,310,492
Allowance for loan losses	(33,935)		(33,849)		(34,534)
Net loans	$2,438,195		$2,353,657		$2,275,958

As of September 30, 2019, commercial real estate loans increased $14.1 million, or 1%, compared to December 31, 2018, and increased $63.9 million, or 5%, compared to September 30, 2018. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of September 30, 2019, commercial and industrial loan balances declined by $2.6 million, or 0.5%, compared to December 31, 2018 and increased $33.8 million, or 7%, compared to September 30, 2018.  These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing, and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $61.0 million, or 26%, since December 31, 2018, and increased $42.6 million, or 17%, compared to September 30, 2018. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed. The increase since December 31, 2018 was due primarily to funding across a variety of projects including residential housing and condominium projects, and development of commercial use property.

Total retail loan balances increased by $12.1 million, or 4%, since December 31, 2018, and increased $21.8 million, or 7%, since September 30, 2018. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment. The increase since December 31, 2018 was due primarily to an increase in originations of adjustable rate residential mortgages which are typically held in our portfolio rather than sold.

At September 30, 2019, commercial loan balances participated out to various banks amounted to $77.3 million, compared to $72.1 million at December 31, 2018, and $74.8 million at September 30, 2018.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $68.0 million, $63.5 million and $69.7 million at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Asset Quality

The following table sets forth information regarding non-performing assets, trouble debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Non-accrual loan summary:
Commercial real estate	$7,507	$6,894	$7,180
Commercial and industrial	3,064	3,417	3,123
Commercial construction	119	176	185
Residential	1,050	763	482
Home equity	423	514	535
Consumer	20	17	106
Total non-accrual loans	12,183	11,781	11,611
Overdrafts > 90 days past due	—	3	10
Total non-performing loans	12,183	11,784	11,621
OREO	—	—	—
Total non-performing assets	$12,183	$11,784	$11,621
Total Loans	$2,472,130	$2,387,506	$2,310,492
Accruing TDR loans not included above	$18,990	$19,389	$17,870
Delinquent loans 60-89 days past due and still accruing	$3,126	$205	$1,787
Loans 60-89 days past due and still accruing to total loans	0.13%	0.01%	0.08%
Adversely classified loans to total loans	1.43%	1.49%	1.54%
Non-performing loans to total loans	0.49%	0.49%	0.50%
Non-performing assets to total assets	0.39%	0.40%	0.40%
Allowance for loan losses	$33,935	$33,849	$34,534
Allowance for loan losses to non-performing loans	278.54%	287.25%	297.17%
Allowance for loan losses to total loans	1.37%	1.42%	1.49%

The majority of non-accrual loans were also carried as adversely classified during the periods and the changes since December 31, 2018 are discussed further below. The increase in loans 60–89 days past due at September 30, 2019 is primarily attributable to one commercial relationship in which the underlying project is in the process of being sold by the borrower. Excluding this relationship, the loans 60-89 days past due and still accruing to total loans ratio was 0.03% at September 30, 2019.

At September 30, 2019 and December 31, 2018, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $35.4 million and $35.5 million, respectively. Total adversely classified loans amounted to 1.43% of total loans at September 30, 2019, compared to 1.49% at December 31, 2018. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $23.4 million at September 30, 2019 and $23.8 million at December 31, 2018.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $12.1 million at September 30, 2019 and $11.7 million at December 31, 2018.  Non-accrual loans that were not adversely classified amounted to $120 thousand and $81 thousand at September 30, 2019 and December 31, 2018, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $31.2 million and $31.5 million at September 30, 2019 and December 31, 2018, respectively.  Total accruing impaired loans amounted to $19.0 million and $19.7 million at September 30, 2019 and December 31, 2018, respectively, while non-accrual impaired loans amounted to $12.2 million and $11.8 million as of September 30, 2019 and December 31, 2018, respectively.

In management's opinion, the majority of impaired loan balances at September 30, 2019 and December 31, 2018 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at September 30, 2019, impaired loans totaling $28.4 million required no specific reserves and impaired loans totaling $2.8 million required specific reserve allocations of $1.1 million.  At December 31, 2018, impaired loans totaling $26.4 million required no specific reserves and impaired loans totaling $5.1 million required specific reserve allocations of $2.2 million.  The decline in specific reserves since December 31, 2018 was due primarily to the charge-off of a previously impaired commercial relationship. Management closely monitors impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of September 30, 2019 and December 31, 2018 were $22.9 million and $23.1 million, respectively.  TDR loans on accrual status amounted to $19.0 million and $19.4 million at September 30, 2019 and December 31, 2018, respectively. TDR loans included in non-performing loans amounted to $3.9 million at September 30, 2019 and $3.7 million at December 31, 2018.  The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

The Company carried no OREO property at September 30, 2019, December 31, 2018 or September 30, 2018. There was one property added to OREO in 2019 that was subsequently sold resulting in net gains of $34 thousand. There were no sales or subsequent write downs of OREO during the nine months ended September 30, 2018.

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

The allowance for loan losses to total loans ratio was 1.37% at September 30, 2019, 1.42% at December 31, 2018, and 1.49% at September 30, 2018. General improvement in credit metrics and the 2019 charge-off of a previously reserved commercial relationship during the current period, partially offset by individual loan downgrades to adversely classified and impaired status, have contributed to the decline in the allowance to total loans ratio since the prior year. Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2019.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Balance at beginning of year	$33,849	$32,915

Provision charged to operations	1,580	2,650
Recoveries on charged-off loans:
Commercial real estate	—	21
Commercial and industrial	570	202
Commercial construction	—	—
Residential mortgages	—	—
Home equity	7	52
Consumer	25	36
Total recovered	602	311
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	1,992	1,231
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	104	111
Total charged-off	2,096	1,342

Net loans charged-off	1,494	1,031
Ending balance	$33,935	$34,534
Annualized net loans charged-off to average loans outstanding	0.08%	0.06%

See Note 4, "Allowance for Loan Losses," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the allowance for loan losses and credit quality.

Deposits

Total deposits amounted to $2.78 billion as of September 30, 2019, an increase of $219.6 million, or 9%, compared to December 31, 2018. Total deposits as a percentage of total assets were 89% at September 30, 2019 and 87% at December 31, 2018.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$804,051	28.9%	$765,029	29.8%	$735,828	28.2%
Interest-bearing checking	447,421	16.1%	403,497	15.8%	401,138	15.4%
Total checking	1,251,472	45.0%	1,168,526	45.6%	1,136,966	43.6%

Savings	201,504	7.2%	193,214	7.5%	196,793	7.5%
Money markets	1,022,344	36.7%	862,028	33.6%	899,120	34.4%
Total savings/money markets	1,223,848	43.9%	1,055,242	41.1%	1,095,913	41.9%

Certificates of deposit (CDs)	309,073	11.1%	284,231	11.1%	254,994	9.8%
Total customer deposits	2,784,393	100.0%	2,507,999	97.8%	2,487,873	95.3%

Brokered deposits (1)	—	—%	56,783	2.2%	123,839	4.7%
Total deposits	$2,784,393	100.0%	$2,564,782	100.0%	$2,611,712	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of September 30, 2019, customer deposits increased $276.4 million, or 11%, since December 31, 2018, and $296.5 million, or 12%, since September 30, 2018. Since December 31, 2018, the largest growth occurred in checking and money market accounts.

Total customer deposits include reciprocal deposits from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $404.4 million, $342.4 million and $284.8 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Management may, from time-to-time utilize brokered deposits as cost effective wholesale funding sources to support continued loan growth. Brokered deposits may be comprised of non-reciprocal insured overnight or selected term funding gathered from nationwide bank networks or from large money center banks; however, at December 31, 2018, and September 30, 2018 brokered deposits were comprised only of brokered CDs. As of September 30, 2019, the Company had no brokered deposits. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds outstanding of $4.2 million at September 30, 2019 linked to outstanding commercial loans under various community reinvestment programs of the FHLB. At December 31, 2018 and September 30, 2018, borrowed funds outstanding, comprised wholly of FHLB borrowings, amounted to $100.5 million and $497 thousand, respectively.

At September 30, 2019, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $630.0 million and the capacity to borrow from the FRB Discount Window approximately $160.0 million.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2018, wholesale funding has decreased $153.1 million, as customer deposit growth has exceeded loan growth.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$—	—%	$56,783	36.1%	$123,839	99.6%
Borrowed funds	4,177	100.0%	100,492	63.9%	497	0.4%
Wholesale funding	$4,177	100.0%	$157,275	100.0%	$124,336	100.0%

See "Liquidity," below, for additional information.

Subordinated Debt

The Company had outstanding subordinated debt of $14.9 million (net of deferred issuance costs) at September 30, 2019, December 31, 2018 and September 30, 2018, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes issued in January 2015, in a private placement to an accredited investor. See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above, for further information regarding the Company's subordinated debt.

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

At September 30, 2019, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains overnight fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

Management believes, as of September 30, 2019, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of September 30, 2019, the Company met the definition of "well capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2019 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$321,123	12.04%	$213,321	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$272,915	10.23%	$159,991	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$272,915	8.68%	$125,791	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$272,915	10.23%	$119,993	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$320,759	12.03%	$213,321	8.00%	$266,651	10.00%
Tier 1 Capital (to risk weighted assets)	$287,420	10.78%	$159,991	6.00%	$213,321	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$287,420	9.14%	$125,780	4.00%	$157,224	5.00%
Common equity tier 1 capital (to risk weighted assets)	$287,420	10.78%	$119,993	4.50%	$173,323	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 2.50% as of September 30, 2019, see discussion below.
(2) For the Bank to qualify as "well capitalized," it must maintain at least the minimum ratios listed.  This prompt corrective action framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement, which had a phase-in implementation period, was fully implemented on January 1, 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2019.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank at September 30, 2019 are summarized in the table below:

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

For the nine months ended September 30, 2019, the Company paid $5.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 30,189 shares of the Company's common stock, totaling $885 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 1,304 shares of the Company's common stock, totaling $39 thousand, during the nine months ended September 30, 2019.

On October 15, 2019, the Company announced a quarterly dividend of $0.16 per share to be paid on December 2, 2019 to stockholders of record as of November 11, 2019.

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

As of September 30, 2019, investment assets under management, which are reflected at fair market value, increased $74.3 million, or 9%, since December 31, 2018, while since September 30, 2018, balances have decreased $8.0 million, or 1%.

As of September 30, 2019, total assets under management increased $253.1 million, or 7%, since December 31, 2018 and $241.9 million, or 6%, since September 30, 2018.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Total assets	$3,138,724	$2,964,358	$2,890,604
Loans serviced for others	93,672	89,232	91,931
Investment assets under management	875,049	800,751	883,032
Total assets under management	$4,107,445	$3,854,341	$3,865,567

Results of Operations
Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Unless otherwise indicated, the reported results are for the three months ended September 30, 2019 with the "same period," the "comparable period," and "prior period" being the three months ended September 30, 2018. Average yields are presented on an annualized tax equivalent basis.

The Company's net income for the third quarter of 2019 amounted to $9.0 million, compared to $8.0 million for the same period in 2018, an increase of $1.0 million, or 13%.  Diluted earnings per share were $0.76 and $0.68 for the three months ended September 30, 2019 and September 30, 2018, respectively, an increase of 12%.

Net Interest Income and Margin

The Company's net interest income for the quarter ended September 30, 2019 amounted to $29.4 million, compared to $27.4 million for the quarter ended September 30, 2018, an increase of $2.0 million, or 7%.  The increase in net interest income over the comparable period was due largely to interest-earning asset growth, primarily in loans.

The Company's net interest margin was 3.88% for three months ended September 30, 2019, compared to 3.83% for the quarter ended September 30, 2018. Margin was 3.91% for the quarter ended June 30, 2019. Since June 30, 2019, the decline in yield on interest–earning assets exceeded the reduction in the cost of funds.

Tax equivalent net interest income for the three months ended September 30, 2019 was $29.8 million compared to $27.9 million for the three months ended September 30, 2018, an increase of $1.9 million, or 7%. TE Margin was 3.93% for the three months ended September 30, 2019 compared to 3.89% for the three months ended September 30, 2018. The quarter-to-date June 30, 2019 TE Margin was 3.96%.

Interest and Dividend Income

For the third quarter of 2019, total interest and dividend income amounted to $34.8 million, an increase of $3.5 million, or 11%, compared to the prior period.  The increase resulted primarily from an increase of $132.4 million, or 6%, in average loan balances and a 20 basis point increase in the average tax equivalent loan yield. The increase in loan yields is attributable to market rate increases, including the prime rate, throughout 2018, which positively impacted yields in 2019, including the quarter ended September 30, 2019. Declines in market rates in 2019, including two recent reductions in the prime rate, have lowered loan yields relative to earlier in the year but they remain at levels that exceed the comparable prior year quarter.

Interest Expense

For the three months ended September 30, 2019, total interest expense amounted to $5.4 million, an increase of $1.5 million over the same period in 2018, due primarily to increases in the deposit market rates. The average cost of checking, saving and money markets increased 31 basis points and the average cost of CDs increased 54 basis points. The Company did not have any brokered CDs during the three months ended September 30, 2019, this partially offset the increase in interest expense from higher deposit market rates and growth in deposits.

Non-interest bearing checking accounts are an important component of the Company's core funding strategy.  For the three months ended September 30, 2019, the average balance of non-interest bearing checking accounts increased $64.3 million, or 9%, as compared to the same period in 2018, and represented 29% and 28% of total average deposit balances for the three months ended September 30, 2019 and September 30, 2018, respectively.

Interest rate risk is reviewed in detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax-equivalent)	$2,808	$1,612	$1,196
Investment securities (tax-equivalent)	481	188	293
Other interest-earning assets (1)	135	78	57
Total interest-earning assets (tax-equivalent)	3,424	1,878	1,546
Interest Expense
Interest checking, savings and money market	1,567	269	1,298
Certificates of deposit	623	239	384
Brokered CDs	(729)	(365)	(364)
Borrowed funds	30	27	3
Total interest-bearing funding	1,491	170	1,321
Change in net interest income (tax-equivalent)	$1,933	$1,708	$225
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2019 and 2018:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2019			Three months ended September 30, 2018
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale (2) (tax equivalent)	$2,444,806	$31,075	5.05%	$2,312,367	$28,267	4.85%
Investments (3) (tax equivalent)	465,411	3,524	3.03%	438,812	3,043	2.77%
Other interest-earning assets (4)	106,296	632	2.36%	92,602	497	2.13%
Total interest-earning assets (tax equivalent)	3,016,513	35,231	4.64%	2,843,781	31,807	4.44%
Other assets	144,453			96,663
Total assets	$3,160,966			$2,940,444

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,699,714	3,590	0.84%	$1,516,177	2,023	0.53%
Certificates of deposit	302,776	1,568	2.05%	247,709	945	1.51%
Brokered CDs	—	—	—%	151,520	729	1.91%
Borrowed funds	6,683	36	2.10%	1,585	6	1.59%
Subordinated debt (5)	14,867	233	6.22%	14,855	233	6.23%
Total interest-bearing funding	2,024,040	5,427	1.06%	1,931,846	3,936	0.81%

Net interest-rate spread (tax equivalent)			3.58%			3.63%

Non-interest checking	811,942	—		747,642	—
Total deposits, borrowed funds and subordinated debt	2,835,982	5,427	0.76%	2,679,488	3,936	0.58%
Other liabilities	38,740			20,565
Total liabilities	2,874,722			2,700,053

Stockholders' equity	286,244			240,391
Total liabilities and stockholders' equity	$3,160,966			$2,940,444

Net interest income (tax equivalent)		29,804			27,871
Net interest margin (tax equivalent)			3.93%			3.89%
Less tax equivalent adjustment		383			459
Net interest income		$29,421			$27,412
Net interest margin			3.88%			3.83%
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

Provision for Loan Loss

The provision for loan losses amounted to $1.0 million for the three months ended September 30, 2019, an increase of $275 thousand, compared to the prior period.  The increase in the provision in the third quarter of 2019 was due to the higher levels of loan growth, compared to the same three-month period in 2018.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2019 amounted to $4.1 million, an increase of $425 thousand, or 11%, as compared to the same period in 2018. The primary component of the quarter over quarter change related to an increase in deposit and interchange fees.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2019 amounted to $21.1 million, an increase of $1.1 million, or 6%, compared to the prior period. The increase primarily related to the Company's strategic growth initiatives, including salaries and employee benefit expenses, and to a lesser extent technology and telecommunications expenses. Partially offsetting these increases was a reduction in deposit insurance premiums, primarily resulting from a Small Bank Assessment Credit from the FDIC Deposit Insurance Fund of $376 thousand.

Income Taxes

The effective tax rate for the three months ended September 30, 2019 was 21.4%, compared to 23.3% for the three months ended September 30, 2018.

Results of Operations
Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2019 with the "same period," the "comparable period," "prior year," and "prior period" being the nine months ended September 30, 2018. Average yields are presented on an annualized tax equivalent basis.

The Company's net income for the nine months ended September 30, 2019 amounted to $25.5 million, compared to $22.4 million for the same period in 2018, an increase of $3.1 million, or 14%.  Diluted earnings per share were $2.15 and $1.91 for the nine months ended September 30, 2019 and September 30, 2018, respectively, an increase of 13%.

Net Interest Income and Margin

The Company's net interest income for the nine months ended September 30, 2019 was $86.3 million, compared to $80.6 million for the nine months ended September 30, 2018, an increase of $5.6 million, or 7%.  The increase in net interest income over the comparable period was due largely to interest-earning asset growth, primarily in loans.

The Company's margin was 3.90% for the nine months ended September 30, 2019 compared to 3.89% for the nine months ended September 30, 2018.

Tax equivalent net interest income for the nine months ended September 30, 2019 was $87.5 million compared to $82.0 million for the nine months ended September 30, 2018, an increase of $5.5 million, or 7%.  TE Margin was 3.96% for the nine months ended September 30, 2019 compared to 3.95% for the nine months ended September 30, 2018.

Interest and Dividend Income

Total interest and dividend income amounted to $102.4 million for the nine months ended September 30, 2019, an increase of $12.0 million, or 13%, compared to the prior period.  The increase was primarily attributed to loans and loans held for sale including a 29 basis point increase in average tax equivalent loan yields, as well as a $110.4 million, or 5%, increase in average loan balances. The increase in loan yields since the prior period is primarily attributable to market rate increases, including the prime rate throughout 2018, which positively impacted yields in 2019. Declines in market rates in 2019, including two recent reductions in the prime rate, have lowered loan yields relative to earlier in the year but they remain at levels that exceed the comparable prior year period.

Interest Expense

For the nine months ended September 30, 2019, total interest expense amounted to $16.2 million, an increase of $6.4 million over the same period in 2018 due primarily to increases in the deposit market rates. The average cost of checking, saving and money markets increased 45 basis points and the average cost of CDs increased 61 basis points. Partially offsetting the increase in interest expense were lower average balances on brokered CDs as the remaining maturing balances were not renewed in 2019 due to increases in lower-costing deposits.

Non-interest checking accounts are an important component of the Company's core funding strategy. For the nine months ended September 30, 2019, the average balance of non-interest checking accounts increased $49.0 million, or 7%, as compared to the same period in 2018, and represented 28% of total average deposit balances for both the nine months ended September 30, 2019 and September 30, 2018.

Interest-rate risk is reviewed in detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$9,141	$3,808	$5,333
Investment securities (tax equivalent)	1,814	679	1,135
Other interest-earning assets (1)	870	732	138
Total interest-earning assets (tax equivalent)	11,825	5,219	6,606

Interest Expense
Interest checking, savings and money market	6,136	693	5,443
Certificates of deposit	2,023	784	1,239
Brokered CDs	(1,773)	(2,016)	243
Borrowed funds	(17)	(161)	144
Total interest-bearing funding	6,369	(700)	7,069
Change in net interest income (tax equivalent)	$5,456	$5,919	$(463)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2019 and 2018:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,404,443	$91,389	5.08%	$2,294,006	$82,248	4.79%
Investment securities(3) (tax equivalent)	458,433	10,564	3.07%	426,108	8,750	2.74%
Other interest-earning assets(4)	92,593	1,688	2.44%	51,535	818	2.12%
Total interest-earnings assets (tax equivalent)	2,955,469	103,641	4.69%	2,771,649	91,816	4.43%
Other assets	134,401			97,808
Total assets	$3,089,870			$2,869,457

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,649,758	10,468	0.85%	$1,442,949	4,332	0.40%
CDs	297,580	4,397	1.98%	232,145	2,374	1.37%
Brokered CDs	20,678	291	1.88%	166,579	2,064	1.66%
Borrowed funds	16,415	315	2.56%	27,094	332	1.64%
Subordinated debt(5)	14,864	692	6.22%	14,852	692	6.23%
Total interest-bearing funding	1,999,295	16,163	1.08%	1,883,619	9,794	0.70%

Net interest-rate spread (tax equivalent)			3.61%			3.73%

Non-interest checking	780,632	—		731,664	—
Total deposits, borrowed funds and subordinated debt	2,779,927	16,163	0.78%	2,615,283	9,794	0.50%
Other liabilities	37,369			19,313
Total liabilities	2,817,296			2,634,596

Stockholders' equity	272,574			234,861
Total liabilities and stockholders' equity	$3,089,870			$2,869,457

Net interest income (tax equivalent)		87,478			82,022
Net interest margin (tax equivalent)			3.96%			3.95%
Less tax equivalent adjustment		1,195			1,377
Net interest income		$86,283			$80,645
Net interest margin			3.90%			3.89%
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

Provision for Loan Loss

For the nine months ended September 30, 2019, the provision for loan losses amounted to $1.6 million, a decrease of $1.1 million, compared to the same period in 2018.  The decrease compared to the prior year was due primarily to generally improved credit metrics compared to the prior year period, partially offset by the impact of loan growth in the current period.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2019 amounted to $12.0 million, an increase of $777 thousand, or 7%, compared to the nine months ended September 30, 2018. Non-interest income increased in 2019 due primarily to increases in deposit and interchange fees, net gains on sales of investments, and net fair value gains on equity securities, which is included in other income, partially offset by lower wealth management income.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2019 amounted to $63.7 million, an increase of $3.5 million, or 6%, compared to the same period in 2018. The increase primarily related to the Company's strategic growth initiatives, including salaries and employee benefit expenses, and to a lesser extent technology and telecommunications expenses. Partially offsetting the increase were reductions in both deposit insurance premiums, resulting from a Small Bank Assessment Credit from the FDIC Deposit Insurance Fund of $376 thousand, and advertising and public relations expenses, mainly due to the Company's community recognition event last held in the second quarter of 2018.

Income Taxes

The effective tax rate was 22.9% for both the nine months ended September 30, 2019 and September 30, 2018.

Risk Factors and Risk Management Framework

This Form 10-Q outlines certain key risks facing the Company including credit risk, liquidity management and interest-rate risk. Credit risk management is reviewed in detail in this Item 2 under the heading "Credit Risk." Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in this Item 7 under the heading "Liquidity, " above. Interest-rate risk is reviewed under Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below. In addition to the risks outlined in this Form 10-Q, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model are addressed in Item 1A, "Risk Factors," of the Company's 2018 Annual Report on Form 10-K.

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

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2018 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. At September 30, 2019, the Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2019) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2019:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	1,654	$29.47	—	—
August	—	—	—	—
September	—	—	—	—

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

101*
The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 7, 2019	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer