Form 10-Q
period 2020-03-31
ENTERPRISE BANCORP INC /MA/
filed 2020-05-11
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
☐ Yes ☒ No

As of May 5, 2020, there were 11,897,132 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$32,833	$39,927
Interest-earning deposits	42,024	23,867
Total cash and cash equivalents	74,857	63,794
Investments:
Debt securities at fair value	505,671	504,788
Equity securities at fair value	588	467
Total investment securities at fair value	506,259	505,255
Federal Home Loan Bank ("FHLB") stock	5,624	4,484
Loans held for sale	476	601
Loans, less allowance for loan losses of $39,764 at March 31, 2020 and $33,614 at December 31, 2019	2,644,163	2,531,845
Premises and equipment, net	46,734	45,419
Lease right-of-use asset	18,893	19,048
Accrued interest receivable	12,977	12,295
Deferred income taxes, net	9,045	8,732
Bank-owned life insurance	30,929	30,776
Prepaid income taxes	1,005	572
Prepaid expenses and other assets	10,535	6,572
Goodwill	5,656	5,656
Total assets	$3,367,153	$3,235,049
Liabilities and Stockholders' Equity
Liabilities
Deposits	$2,912,850	$2,786,730
Borrowed funds	84,169	96,173
Subordinated debt	14,876	14,872
Lease liability	17,968	18,104
Accrued expenses and other liabilities	31,756	21,683
Accrued interest payable	897	846
Total liabilities	3,062,516	2,938,408
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,897,322 shares issued and outstanding at March 31, 2020 and 11,825,331 shares issued and outstanding at December 31, 2019	119	118
Additional paid-in capital	94,920	94,170
Retained earnings	193,791	191,843
Accumulated other comprehensive income	15,807	10,510
Total stockholders' equity	304,637	296,641
Total liabilities and stockholders' equity	$3,367,153	$3,235,049

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Interest and dividend income:
Loans and loans held for sale	$31,298	$29,616
Investment securities	3,484	3,222
Other interest-earning assets	165	459
Total interest and dividend income	34,947	33,297
Interest expense:
Deposits	4,405	4,706
Borrowed funds	415	279
Subordinated debt	231	228
Total interest expense	5,051	5,213
Net interest income	29,896	28,084
Provision for loan losses	6,147	(400)
Net interest income after provision for loan losses	23,749	28,484
Non-interest income:
Wealth management fees	1,440	1,299
Deposit and interchange fees	1,691	1,564
Income on bank-owned life insurance, net	153	162
Net gains (losses) on sales of debt securities	100	(1)
Net gains on sales of loans	147	36
Other income	667	776
Total non-interest income	4,198	3,836
Non-interest expense:
Salaries and employee benefits	14,819	13,481
Occupancy and equipment expenses	2,176	2,212
Technology and telecommunications expenses	2,188	1,726
Advertising and public relations expenses	645	705
Audit, legal and other professional fees	605	423
Deposit insurance premiums	404	351
Supplies and postage expenses	247	224
Other operating expenses	1,595	1,728
Total non-interest expense	22,679	20,850
Income before income taxes	5,268	11,470
Provision for income taxes	1,251	2,774
Net income	$4,017	$8,696

Basic earnings per share	$0.34	$0.74
Diluted earnings per share	$0.34	$0.74

Basic weighted average common shares outstanding	11,841,392	11,730,482
Diluted weighted average common shares outstanding	11,877,031	11,783,405

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Net income	$4,017	$8,696
Other comprehensive income, net of tax
Net change in fair value of debt securities	7,360	3,134
Net change in fair value of cash flow hedges	(2,063)	—
Total other comprehensive income, net of tax	5,297	3,134
Total comprehensive income, net	$9,314	$11,830

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				8,696		8,696
Other comprehensive income, net					3,134	3,134
Common stock dividend declared ($0.16 per share)				(1,875)		(1,875)
Common stock issued under dividend reinvestment plan	9,341	—	298			298
Common stock issued, other	264	—	8			8
Stock-based compensation	62,523	1	598			599
Net settlement for employee taxes on restricted stock and options	(2,741)	—	(240)			(240)
Stock options exercised, net	20,509	—	144			144
Balance at March 31, 2019	11,798,114	$118	$92,089	$172,004	$1,850	$266,061

Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				4,017		4,017
Other comprehensive income, net					5,297	5,297
Common stock dividend declared ($0.175 per share)				(2,069)		(2,069)
Common stock issued under dividend reinvestment plan	11,050	—	303			303
Common stock issued, other	473	—	7			7
Stock-based compensation	66,057	1	606			607
Net settlement for employee taxes on restricted stock and options	(6,329)	—	(182)			(182)
Stock options exercised, net	740	—	16			16
Balance at March 31, 2020	11,897,322	$119	$94,920	$193,791	$15,807	$304,637

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,017	$8,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,147	(400)
Depreciation and amortization	1,609	1,476
Stock-based compensation expense	426	426
Income on bank-owned life insurance, net	(153)	(162)
Net (gains) losses on sales of debt securities	(100)	1
Mortgage loans originated for sale	(7,957)	(1,443)
Proceeds from mortgage loans sold	8,229	1,848
Net gains on sales of loans	(147)	(36)
Net losses (gains) on equity securities	198	(186)
Changes in:
Increase in other assets	(3,758)	(902)
Increase (decrease) in other liabilities	5,328	(3,355)
Net cash provided by operating activities	13,839	5,963
Cash flows from investing activities:
Proceeds from sales of debt securities	2,627	3,648
Purchase of debt securities	(6,350)	(38,788)
Proceeds from maturities, calls and pay-downs of debt securities	11,283	7,228
Net purchases of equity securities	(319)	(415)
Net (purchases) proceeds from the sales of FHLB capital stock	(1,140)	3,866
Net (increase) decrease in loans	(118,465)	2,894
Additions to premises and equipment, net	(2,603)	(1,969)
Net cash used in investing activities	(114,967)	(23,536)
Cash flows from financing activities:
Net increase in deposits	126,120	191,384
Net decrease in borrowed funds	(12,004)	(100,004)
Cash dividends paid, net of DRP	(1,766)	(1,577)
Proceeds from issuance of common stock	7	8
Net settlement for employee taxes on restricted stock and options	(182)	(240)
Net proceeds from stock option exercises	16	144
Net cash provided by financing activities	112,191	89,715

Net increase in cash and cash equivalents	11,063	72,142
Cash and cash equivalents at beginning of period	63,794	63,120
Cash and cash equivalents at end of period	$74,857	$135,262

See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2019 audited consolidated financial statements and notes thereto contained in the 2019 Annual Report on Form 10-K of Enterprise Bancorp, Inc. as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2020 (the "2019 Annual Report on Form 10-K"). The Company has not materially changed its significant accounting policies from those disclosed in its 2019 Annual Report on Form 10-K, other than to elect options for the temporary deferral of certain accounting guidance as allowed under the recently enacted Coronavirus Aid, Relief, and Economic Security ("CARES") Act as discussed under Item (c) "Accounting Policies," below in this Note 1. See also Item (e) "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements adopted by the Company," below in this Note 1.

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

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, to engage in insurance sales activities and offer non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At March 31, 2020, the Company had 25 full-service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). The Company is also scheduled to open a branch in North Andover, Massachusetts in the second half of 2020. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and commercial insurance services.  The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

As discussed in the Company's 2019 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for loan losses, impairment review of investment securities, and the impairment review of goodwill.  Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements included in the Company's 2019 Annual Report on Form 10-K for accounting policies related to these significant estimates.

(c) Accounting Policies

Restricted Cash and Investments

When the Company has pledged cash as collateral in relation to certain derivatives, the cash is carried as restricted cash within "Interest-earning deposits" on the Company's Consolidated Balance Sheet. See Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements below in Quarterly Report on this Form 10-Q ("this Form 10-Q") for more information about the Company's collateral related to its derivatives.

The Bank is also typically required by the Federal Reserve Bank of Boston ("FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB, however, in response to the COVID-19 pandemic, this requirement has been eliminated until further notice.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock at par value in association with outstanding advances from the FHLB.  This stock represents the only restricted investment held by the Company and is carried at cost, which management believes approximates fair value. Based on management's periodic review for other-than-temporary impairment ("OTTI"), the Company has not recorded any OTTI charges on this investment to date.

Other Accounting Policies

The CARES Act allows certain financial institutions the option to defer the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13 (Measurement of Credit Losses on Financial Instruments), including the current expected credit loss ("CECL") methodology for estimating allowances for credit losses, during the period beginning on March 27, 2020 until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates; or (2) December 31, 2020. The Company has elected to defer the adoption of CECL. See Item (e) "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements not yet adopted by the Company," below in this Note 1 for additional information on CECL.

In addition, Section 4013 of the CARES Act provides the option for financial institutions to suspend troubled debt restructuring ("TDR") accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the (1) earlier of December 31, 2020; or (2) the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates. The Company is suspending TDR accounting, which primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020, as long as those loans were current and risk rated as “pass” prior to the onset of the COVID-19 pandemic.

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from March 31, 2020 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that outside of the items noted below, there were no material subsequent events requiring recognition or disclosure.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

From April 3, 2020 through May 4, 2020, covering the period that funding was approved for the Paycheck Protection Program (the “PPP”) though the most recently obtainable date, the Company had submitted and received approval from the U.S. Small Business Administration ("SBA") for approximately 2,400 PPP applications for approximately $500.0 million in PPP loans with the median approved loan size being $74 thousand. The PPP program is administered by the SBA and created under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

In April 2020, the Company established access to the FRB's PPP Liquidity Facility ("PPPLF"), which provides funding secured by PPP pledged loans at a borrowing rate of 0.35%. Advances issued under the PPPLF are non-recourse. The amount and term of an advance matches the amount and remaining term of the PPP loans pledged, which is a maximum of two years from the loan origination date. PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the leverage ratio calculation. As of May 7th, the Company borrowed $43.7 million under the PPPLF.

As noted above, under Item (c) "Accounting Policies," section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances and the Company has elected that option. The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic.
The Company had granted short-term payment deferrals related to COVID-19 on 1,135 loans through April 30, 2020, the latest date information was obtainable. As of March 31, 2020, these loans had an outstanding balance as of $596.0 million, or 22.2% of the total loan portfolio. All loans remain accruing.

(e) Recent Accounting Pronouncements

The tables below summarize recent accounting pronouncements issued by the FASB that were either recently adopted by the Company or have not yet been adopted. For pronouncements not yet adopted, the effective date listed below is in line with the required adoption date for public business entities, such as the Company, though certain accounting pronouncements may permit early adoption. For more detailed information regarding these pronouncements, refer to the FASB's ASUs.

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
The adoption of ASU No. 2018-13 in January 2020 did not have a material impact on the Company's consolidated financial statements and results of operations because this ASU primarily relates to disclosure requirements and the dollar amounts of related assets held by the Company are immaterial.

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
ASU No. 2016-13, Financial Instruments - Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments

The earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic declared by the National Emergencies Act terminates; or (2) December 31, 2020.

The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses ("CECL"). The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the report amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Statement of Income reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

Credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be presented as an allowance rather than as a write-down. Unlike current GAAP, the ASU provides for reversals of credit losses in future period net income in situations where the estimate of loss declines.

Based on current regulatory guidance, as of the adoption date an entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of January 1, 2020 (that is, a modified-retrospective approach).

The Company was originally required to adopt this standard effective January 1, 2020, however, in accordance with the CARES Act, the Company elected to defer the adoption of this standard. Upon adoption, the Company estimates a reduction to retained earnings in the range of $1.0 to $5.0 million, net of tax. The Company continues to monitor regulatory guidance related to the deferment.
In March 2020, the regulatory banking agencies issued an interim final rule that allows banking institutions that implement CECL during 2020 to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. The Company is currently assessing its options at this time and will make its election when the Company adopts CECL.

The foregoing observations are subject to change as management completes its analysis and adopts the standard later this year.

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

Accounting pronouncements not yet adopted by the Company-continued

Standard/Anticipated Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No. 2020-04. Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting January 1, 2022
The amendments in the provision are effective for a limited period and mainly address accounting and reporting challenges due to the transition from LIBOR on existing contracts. The optional expedients may be applied to loans, borrowings, leases and derivatives. The standard 1) simplifies the accounting analyses for contract modifications and 2) simplifies the hedge effectiveness assessment and allows hedging relationships impacted by the LIBOR transition to continue.
The Company is assessing the impact of this standard but does not expect that it will have a material impact on the Company's consolidated financial statements, or results of operations.

(2) Investment Securities

As of March 31, 2020, and December 31, 2019, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

See also the section "Restricted Cash and Investments," under Item (c), "Accounting Policies," contained in Note 1, "Summary of Significant Accounting Policies," above in this Form 10-Q, for further information regarding the Company's investment in FHLB Stock. See Note 14, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for investment securities.

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2020
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$1,000	$6	$—	$1,006
Residential federal agency MBS(1)	181,399	7,361	47	188,713
Commercial federal agency MBS(1)	110,441	6,372	—	116,813
Taxable municipal securities	84,034	4,077	237	87,874
Tax-exempt municipal securities	91,554	4,991	1	96,544
Corporate bonds	13,817	467	19	14,265
Certificate of deposits(2) ("CDs")	454	2	—	456
Total debt securities, at fair value	$482,699	$23,276	$304	$505,671

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2019
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$999	$5	$—	$1,004
Residential federal agency MBS(1)	190,392	2,599	333	192,658
Commercial federal agency MBS(1)	111,182	3,453	—	114,635
Taxable municipal securities	79,095	2,726	134	81,687
Tax-exempt municipal securities	95,342	4,696	—	100,038
Corporate bonds	13,826	485	—	14,311
CDs(2)	454	1	—	455
Total debt securities, at fair value	$491,290	$13,965	$467	$504,788
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

As of the dates reflected in the tables above, the majority of residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies. The remaining MBS investments totaled $23.7 million and $23.5 million at March 31, 2020 and December 31, 2019, respectively.

As of the dates reflected in the tables above, all of the Company's debt securities were classified as available-for-sale and carried at fair value.

Net unrealized appreciation and depreciation on debt securities available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss). The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized losses on debt securities that are deemed OTTI are generally charged to earnings, as described further in Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K. Gains or losses will be recognized in the Consolidated Statement of Income if the securities are sold.

The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments, by the duration of their continuous unrealized loss positions at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$9,392	$47	$—	$—	$9,392	$47	3
Taxable municipal securities	6,804	237	—	—	6,804	237	7
Tax-exempt municipal securities	582	1	—	—	582	1	1
Corporate bonds	2,304	19	—	—	2,304	19	17
Total temporarily impaired debt securities	$19,082	$304	$—	$—	$19,082	$304	28

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$36,464	$263	$5,060	$70	$41,524	$333	11
Taxable municipal securities	16,826	134	—	—	16,826	134	15
Total temporarily impaired debt securities	$53,290	$397	$5,060	$70	$58,350	$467	26

During the three months ended March 31, 2020 and 2019, the Company did not record any OTTI on its investments in debt securities and at March 31, 2020, management did not consider any debt securities to have OTTI. Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the Company's 2019 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K.

The contractual maturity distribution at March 31, 2020 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,425	$11,478
Due after one, but within five years	85,244	89,501
Due after five, but within ten years	165,531	174,885
Due after ten years	220,499	229,807
Total debt securities	$482,699	$505,671

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $89.8 million, which can be redeemed by the issuers prior to the maturity presented above.  Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $503.3 million at March 31, 2020.

Sales of debt securities for the three months ended March 31, 2020 and March 31, 2019 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Amortized cost of debt securities sold (1)	$2,527	$1,793
Gross realized gains on sales	100	2
Gross realized losses on sales	—	(3)
Total proceeds from sales of debt securities	$2,627	$1,792
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

The Company held equity securities with a fair value of $588 thousand at March 31, 2020 and $467 thousand at December 31, 2019. At March 31, 2020, the equity portfolio consisted primarily of investments in common stock of individual entities in the financial services industry and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Equity securities are accounted for under ASC Topic 321, "Investments-Equity Securities," and are recorded on the Company's consolidated balance sheet at fair value with changes in fair value recognized in the Company's consolidated income statement as a component of "Other Income." There were no sales of equity securities in either the three months ended March 31, 2020 or March 31, 2019. For the three months ended March 31, 2020, the Company recorded net losses of $198 thousand compared with net gains of $186 thousand for the three months ended March 31, 2019 to adjust the carrying value in each period to fair value. The amount recognized related to equity securities in "Other income" is dependent on the amount of dollars invested in equities, the magnitude of changes in equity market values, and the amount of gains or losses realized through equity sales.

(3)	Loans

The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2019 Annual Report on Form 10-K.

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial real estate	$1,442,150	$1,394,179
Commercial and industrial	537,790	501,227
Commercial construction	345,683	317,477
Total commercial loans	2,325,623	2,212,883

Residential mortgages	254,188	247,373
Home equity	97,223	98,252
Consumer	10,194	10,054
Total retail loans	361,605	355,679

Gross loans	2,687,228	2,568,562
Deferred loan origination fees, net	(3,301)	(3,103)
Total loans	2,683,927	2,565,459
Allowance for loan losses	(39,764)	(33,614)
Net loans	$2,644,163	$2,531,845

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $101.0 million at March 31, 2020 and $104.3 million at December 31, 2019. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Loans serviced for others

At March 31, 2020 and December 31, 2019, the Company was servicing residential mortgage loans owned by investors amounting to $15.0 million and $15.7 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $82.2 million and $80.2 million at March 31, 2020 and December 31, 2019, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial real estate	$227,585	$246,865
Residential mortgages	240,305	231,028
Home equity	7,639	7,676
Total loans pledged to FHLB	$475,529	$485,569

See also Note 4, "Allowance for Loan Losses," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses. See Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for information regarding interest-rate swap agreements related to certain commercial loans, and see Note 14, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for loans.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K.

As previously noted above, the Company has elected to defer the adoption of CECL, as allowed under the CARES Act, until the earlier of: (1) the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates; or (2) December 31, 2020. The information that follows is presented under the incurred loss model.

The balances of loans as of March 31, 2020 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,166	$1,427,984	$1,442,150
Commercial and industrial	6,901	530,889	537,790
Commercial construction	5,304	340,379	345,683
Residential mortgages	1,206	252,982	254,188
Home equity	394	96,829	97,223
Consumer	38	10,156	10,194
Total gross loans	$28,009	$2,659,219	$2,687,228

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of December 31, 2019 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$17,515	$1,376,664	$1,394,179
Commercial and industrial	9,332	491,895	501,227
Commercial construction	3,347	314,130	317,477
Residential mortgages	1,229	246,144	247,373
Home equity	411	97,841	98,252
Consumer	44	10,010	10,054
Total gross loans	$31,878	$2,536,684	$2,568,562

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	March 31, 2020
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$13,273	$—	$—	$1,428,877	$1,442,150
Commercial and industrial	8,550	2,352	—	526,888	537,790
Commercial construction	5,809	—	—	339,874	345,683
Residential mortgages	1,799	—	—	252,389	254,188
Home equity	565	—	—	96,658	97,223
Consumer	65	1	—	10,128	10,194
Total gross loans	$30,061	$2,353	$—	$2,654,814	$2,687,228

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2019
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,664	$—	$—	$1,377,515	$1,394,179
Commercial and industrial	10,900	2,370	—	487,957	501,227
Commercial construction	4,836	—	—	312,641	317,477
Residential mortgages	1,825	—	—	245,548	247,373
Home equity	455	—	—	97,797	98,252
Consumer	69	3	—	9,982	10,054
Total gross loans	$34,749	$2,373	$—	$2,531,440	$2,568,562

Total adversely classified loans amounted to 1.21% of total loans at March 31, 2020, compared to 1.45% at December 31, 2019.

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$8,687	$265	$3,886	$12,838	$1,429,312	$1,442,150	$8,605
Commercial and industrial	1,042	722	579	2,343	535,447	537,790	2,942
Commercial construction	2,591	720	2,831	6,142	339,541	345,683	2,831
Residential mortgages	1,346	—	301	1,647	252,541	254,188	394
Home equity	270	—	167	437	96,786	97,223	1,014
Consumer	34	7	—	41	10,153	10,194	15
Total gross loans	$13,970	$1,714	$7,764	$23,448	$2,663,780	$2,687,228	$15,801

	Balance at December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,469	$3,914	$4,158	$9,541	$1,384,638	$1,394,179	$8,280
Commercial and industrial	576	1,034	265	1,875	499,352	501,227	3,285
Commercial construction	576	3,325	1,735	5,636	311,841	317,477	1,735
Residential mortgages	700	283	623	1,606	245,767	247,373	411
Home equity	645	—	169	814	97,438	98,252	1,040
Consumer	12	—	6	18	10,036	10,054	20
Total gross loans	$3,978	$8,556	$6,956	$19,490	$2,549,072	$2,568,562	$14,771

At March 31, 2020 and December 31, 2019, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $59 thousand at March 31, 2020 and $84 thousand at December 31, 2019. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The ratio of non-accrual loans to total loans amounted to 0.59% at March 31, 2020 and 0.58% and at December 31, 2019.

At March 31, 2020, additional funding commitments for non-accrual loans were not material.

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

The carrying value of impaired loans amounted to $28.0 million and $31.9 million at March 31, 2020 and December 31, 2019, respectively.  Total accruing impaired loans amounted to $12.2 million and $17.1 million at March 31, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $15.8 million and $14.8 million as of March 31, 2020 and December 31, 2019, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at March 31, 2020
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,257	$14,166	$13,783	$383	$29
Commercial and industrial	9,015	6,901	5,264	1,637	908
Commercial construction	5,330	5,304	2,796	2,508	1,473
Residential mortgages	1,317	1,206	1,206	—	—
Home equity	575	394	394	—	—
Consumer	39	38	—	38	38
Total	$31,533	$28,009	$23,443	$4,566	$2,448

	Balance at December 31, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$18,537	$17,515	$17,129	$386	$31
Commercial and industrial	11,455	9,332	7,405	1,927	974
Commercial construction	3,359	3,347	3,347	—	—
Residential mortgages	1,331	1,229	1,229	—	—
Home equity	607	411	411	—	—
Consumer	44	44	—	44	44
Total	$35,333	$31,878	$29,521	$2,357	$1,049

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended March 31, 2020		Three months ended March 31, 2019
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$15,273	$72	$15,803	$120
Commercial and industrial	7,808	28	11,919	115
Commercial construction	4,755	—	1,734	25
Residential mortgages	1,220	2	890	1
Home equity	402	—	507	—
Consumer	41	—	19	—
Total	$29,499	$102	$30,872	$261

At March 31, 2020, additional funding commitments for impaired loans were not material.

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

Total TDR loans, included in the impaired loan balances above, as of March 31, 2020 and December 31, 2019, were $18.1 million and $21.1 million, respectively. TDR loans on accrual status amounted to $12.2 million and $17.1 million at March 31, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $5.9 million at March 31, 2020 and $4.0 million at December 31, 2019. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At March 31, 2020, additional funding commitments for TDR loans were not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	Three months ended
	March 31, 2020		March 31, 2019
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Extended maturity date	2	$1,697	—	$—
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	978	6	607
Forbearance of post default rights	2	1,022	—	—
Other payment concessions	—	—	1	314
Total	6	$3,697	7	$921
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$1,275		$91

Loans modified as TDRs during the three months ended March 31, 2020 and March 31, 2019 are detailed below:

	Three months ended
	March 31, 2020			March 31, 2019
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—	1	$421	$415
Commercial and industrial	1	474	409	5	194	192
Commercial construction	4	3,440	3,287	—	—	—
Residential mortgages	—	—	—	1	315	314
Home equity	—	—	—	—	—	—
Consumer	1	1	1	—	—	—
Total	6	$3,915	$3,697	7	$930	$921

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the three months ended March 31, 2020 or three months ended March 31, 2019.

Payment defaults, during the three months ended March 31, 2020 and March 31, 2019 on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	March 31, 2020		March 31, 2019
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$218	—	$—
Commercial and industrial	1	151	2	174
Commercial construction	2	1,697	—	—
Residential mortgages	—	—	—	—
Home equity	—	—	—	—
Consumer	2	4	—	—
Total	6	$2,070	2	$174

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

See "Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Credit Risk" and "Allowance for Loan Losses" in this Form 10-Q for additional information about changes in the Company's credit quality indicators since December 31, 2019.

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

The Company had no OREO at March 31, 2020, or December 31, 2019, and the OREO carry value at March 31, 2019 was $255 thousand. There were no OREO additions during the three months ended March 31, 2020 and one addition during the three months ended March 31, 2019. There were no sales, or subsequent write downs of OREO during the three months ended March 31, 2020 or 2019.

At both March 31, 2020 and December 31, 2019, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

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

The allowance for loan losses amounted to $39.8 million at March 31, 2020, compared to $33.6 million at December 31, 2019, and $33.7 million at March 31, 2019. The allowance for loan losses to total loans ratio was 1.48% at March 31, 2020, 1.31% at December 31, 2019, and 1.41% at March 31, 2019. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the three months ended March 31, 2020 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2019	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision	2,523	1,104	2,012	403	97	8	6,147
Recoveries	—	107	—	—	3	10	120
Less: Charge offs	—	105	—	—	—	12	117
Ending Balance at March 31, 2020	$20,861	$10,235	$6,161	$1,598	$636	$273	$39,764
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$29	$908	$1,473	$—	$—	$38	$2,448
Allocated to loans collectively evaluated for impairment	$20,832	$9,327	$4,688	$1,598	$636	$235	$37,316

Changes in the allowance for loan losses by portfolio classification for the three months ended March 31, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2018	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849
Provision	(188)	(406)	145	24	(4)	29	(400)
Recoveries	—	316	—	—	2	5	323
Less: Charge offs	—	—	—	—	—	43	43
Ending Balance at March 31, 2019	$17,826	$10,403	$3,452	$1,184	$627	$237	$33,729
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$6	$2,112	$—	$12	$—	$14	$2,144
Allocated to loans collectively evaluated for impairment	$17,820	$8,291	$3,452	$1,172	$627	$223	$31,585

(5)Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12-months or less and immaterial equipment leases have been excluded. As of March 31, 2020, the Company had 15 operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.  During the third quarter of 2019, the Company finalized the purchase of one of the leased buildings in its main campus.

Lease expenses for the three months ended March 31, 2020 and March 31, 2019 were $325 thousand and $334 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during this period were immaterial.

The weighted average remaining lease term for operating leases at March 31, 2020 was 27.1 years, and the weighted average discount rate was 3.79%.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

At March 31, 2020, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2020 (nine remaining months)	$939
2021	1,242
2022	1,244
2023	1,251
2024	1,256
Thereafter	23,344
Total lease payments	$29,276
Less: Imputed interest	11,308
Total lease liability	$17,968

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

See also Item (k), "Leases," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K, for further information regarding the accounting for the Company's leases.

(6)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-interest checking	$858,718	$794,583
Interest-bearing checking	492,313	467,988
Savings	205,367	203,236
Money market	1,054,344	1,009,972
CDs $250,000 or less	216,490	220,751
CDs greater than $250,000	85,618	90,200
Deposits	$2,912,850	$2,786,730

All of the Company' s deposits outstanding at both March 31, 2020 and December 31, 2019 were customer deposits. Deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $471.7 million and $419.7 million at March 31, 2020 and December 31, 2019, respectively.

See Note 14, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for deposits.

(7)	Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $84.2 million and $96.2 million at March 31, 2020 and December 31, 2019, respectively, in FHLB advances.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The contractual maturity distribution as of March 31, 2020 and December 31, 2019, of borrowed funds with the weighted average cost for each category is set forth below:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Balance	Rate	Balance	Rate
Overnight	$5,000	0.37%	$92,000	1.85%
Within 12 months	78,698	1.84%	3,697	2.22%
Over 5 years	471	—%	476	—%

The Company's borrowings at March 31, 2020 maturing within 12 months, consisted primarily of $75.0 million in three-month FHLB borrowings used in conjunction with 3 to 5 year pay fixed interest rate swaps. The remainder of FHLB advances maturing within 12 months, along with advances maturing in over five years, are related to specific lending projects under the FHLB's community development program. At December 31, 2019, borrowed funds, excluding overnight advances, related to the specific lending projects noted above.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $14.9 million at both March 31, 2020 and December 31, 2019, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "Notes") issued in January 2015, with a 15-year term and currently callable by the Company at a premium. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

The Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply. Refer to Note 8, "Borrowed Funds and Subordinated Debt," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K for additional information about the Company's subordinated debt.

See Note 2, "Investment Securities," and Note 3, "Loans," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained above, for further information regarding securities and loans pledged for borrowed funds. Refer to the "Liquidity" and "Borrowed Funds" sections in the "Financial Condition" section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation," of this Form 10-Q for additional information about other sources of funding available to the Company and the Company's borrowing capacity.

(8)	Derivatives and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and may also, at times, use derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to cash flow hedge derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedge liability or interest income as interest payments are made on the Company's hedge asset. See Note 10, “Other Comprehensive Income (Loss),” of this Form 10-Q for additional information related to the cash flow hedges impact on the Company’s AOCI and Consolidated Statement of Income.

The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting. Back-to-Back swaps are not speculative; rather,

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

The Company records all derivatives on the balance sheet at fair value. Asset derivatives are included in the line item "Prepaid expenses and other assets," and liability derivatives are included in the "Accrued expenses and other liabilities" line item on the Consolidated Balance Sheets, respectively. In accordance with GAAP, the Company elects to measure the credit risk of its derivative financial instruments that are subject to master netting agreements by derivative type on a net basis by counterparty portfolio.

The tables below presents a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of March 31, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$2,869
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$2,869

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$43,806	$3,547	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	43,806	3,547
Total back-to-back interest-rate swaps	$43,806	$3,547	$43,806	$3,547

	December 31, 2019
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$10,502	$625	$12,273	$187
Interest-rate contracts - pay fixed, receive floating	—	—	22,775	438
Total back-to-back interest-rate swaps	$10,502	$625	$35,048	$625
__________________________________________

(1)	Accrued interest balances related to the Company’s interest rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value hedges at either March 31, 2020 or December 31, 2019.

Cash flow Hedges

Interest-rate swap agreements may be entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company’s cash flow hedges are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

The Company’s objectives in using these interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, during the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with short-term borrowings. Each swap has a notional value of $25.0 million with respective maturities of three years, four years and five years. At March 31, 2020, these interest rate swaps are designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In relation to the Company's cash flow hedges, the Company estimates that an additional $605 thousand (pre-tax) will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Back-to-back swaps

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 12 and 10 interest-rate swaps outstanding at March 31, 2020 and December 31, 2019, respectively. The transaction structure effectively minimizes the Bank's interest rate risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the three months ended March 31, 2020 or March 31, 2019.

At March 31, 2020, all of the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheet. The table below presents at December 31, 2019, the Company's liability derivative positions and the potential effect of those netting arrangements on its financial position. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	As of December 31, 2019
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Liabilities Derivatives
Interest-rate contracts - pay fixed, receive floating	$625	$187	$438

Credit Risk

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

The Company has one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at March 31, 2020. The Company had no credit risk exposure at either March 31, 2020 or December 31, 2019 relating to interest-rate swaps with counterparties.  When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheet. If the Company posts collateral, the cash is restricted, is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheet. The Company posted cash collateral of $6.6 million and $850 thousand at March 31, 2020 and December 31, 2019, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of March 31, 2020, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $6.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at March 31, 2020 as noted above.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan.  At both March 31, 2020 and December 31, 2019, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At March 31, 2020, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the COVID-19 pandemic.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At March 31, 2020 and December 31, 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of March 31, 2020 had 11,897,322 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as, and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-Q.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 124,997 shares and 102,056 shares as of March 31, 2020 and December 31, 2019, respectively. See Note 13, "Earnings per Share," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for further information regarding unvested participating restricted awards and the Company's earnings per share calculation.

Upon vesting, restricted stock awards may be net settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. In accordance with Massachusetts law, shares reacquired by the Company will be treated as authorized but unissued shares.

The Company's stock incentive plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, non-employee directors and consultants. From time to time, the Company issues shares to community members for consulting on regional advisory councils and grants shares of fully vested stock as employee anniversary awards. These shares vest immediately and the cost, which is based on the market price on the date of grant and deemed to be immaterial, is expensed in the period in which the services are rendered. See Note 12, "Stock-Based Compensation," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for additional information regarding the Company's stock incentive plans.

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

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of March 31, 2020. See Note 10 "Comprehensive Income (Loss)," of this Form 10-Q for changes to stockholders' equity from comprehensive income (loss) as of March 31, 2020. Refer to Note 11, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2019 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

(10)	Comprehensive Income (Loss)

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  See below for the Company's other components of comprehensive income at the respective dates. Pursuant to GAAP, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the losses or gains are realized.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended March 31, 2020			Three months ended March 31, 2019
(Dollars in thousands)	Pre Tax	Tax Expense (Benefit)	After Tax Amount	Pre Tax	Tax Expense (Benefit)	After Tax Amount
Change in fair value of debt securities	$9,574	$(2,136)	$7,438	$4,040	$(907)	$3,133
Less: net security gains (losses) reclassified into non-interest income	100	(22)	78	(1)	—	(1)
Net change in fair value of debt securities	9,474	(2,114)	7,360	4,041	(907)	3,134

Change in fair value of cash flow hedges	(2,844)	799	(2,045)	—	—	—
Less: net cash flow hedges gains (losses) reclassified into interest expense	25	(7)	18	—	—	—
Net change in fair value of cash flow hedges	(2,869)	806	(2,063)	—	—	—

Total other comprehensive income (loss), net	$6,605	$(1,308)	$5,297	$4,041	$(907)	$3,134

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended March 31, 2020			Three months ended March 31, 2019
(Dollars in thousands)	Unrealized gains (losses) debt securities	Unrealized gains (losses) cash flow	Total	Unrealized gains (losses) debt securities	Unrealized gains (losses) cash flow	Total
Accumulated other comprehensive income - beginning balance	$10,510	$—	$10,510	$(1,284)	$—	$(1,284)
Total other comprehensive income (loss), net	7,360	(2,063)	5,297	3,134	—	3,134
Accumulated other comprehensive income - ending balance	$17,870	$(2,063)	$15,807	$1,850	$—	$1,850

(11)	Supplemental Retirement Plans and Other Post-Retirement Benefit Obligations

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

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the plan amounted to $69 thousand for both the three months ended March 31, 2020 and March 31, 2019.

Total expenses for the plan were $20 thousand for the three months ended March 31, 2020, compared to $25 thousand for the three months ended March 31, 2019. The Company anticipates accruing an additional $60 thousand related to the plan during the remainder of 2020.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, were $23 thousand for the three months ended March 31, 2020, compared to $50 thousand for the three months ended March 31, 2019.

See also Note 12, "Stock-Based Compensation," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(12)	Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). As of March 31, 2020, 189,873 shares remained available for future grants under the 2016 plan.

Additionally, the Enterprise Bancorp, Inc 2009 Stock Incentive Plan, as amended, (the "2009 plan") expired in March 2019 with 87,849 unissued shares. As such, the 2009 plan is closed for future grants, although awards previously granted under the 2009 plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Total stock-based compensation expense was $426 thousand for both the three months ended March 31, 2020 and March 31, 2019.

A tax expense associated with employee exercises and vesting of stock compensation of approximately $32 thousand was recorded as an addition to the Company's income tax expense for the three months ended March 31, 2020, compared with a tax benefit of $111 thousand for the three months ended March 31, 2019. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

 Stock Option Awards

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Options granted	24,208	23,218
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	37%	33%
Expected dividend yield	3.43%	2.75%
Expected life in years	6.5	6.5
Risk-free interest rate	1.02%	2.58%
Weighted average market price on date of grants	$28.22	$29.84
Per share weighted average fair value	$8.41	$8.70
Fair value as a percentage of market value at grant date	30%	29%

Options granted during the first three months of 2020 and 2019 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $45 thousand for the three months ended March 31, 2020, compared to $48 thousand for the three months ended March 31, 2019.

Restricted Stock Awards

Restricted stock awards are granted at the market price of the Company's common stock on the date of the grant. Employee restricted stock awards generally vest over four years in equal portions beginning on or about the first anniversary date of the restricted stock award or are performance-based restricted stock awards that vest upon the Company achieving certain predefined performance objectives. Non-employee director restricted stock awards generally vest over two years in equal portions beginning on or about the first anniversary date of the restricted stock award.

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three Months Ended March 31,
Restricted Stock Awards (number of underlying shares)	2020	2019
Two-year vesting	8,295	8,368
Four-year vesting	26,015	22,403
Performance-based vesting	25,001	24,427
Total restricted stock awards granted	59,311	55,198
Weighted average grant date fair value	$28.22	$29.84

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $309 thousand for the three months ended March 31, 2020, compared to $301 thousand for the three months ended March 31, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $72 thousand for the three months ended March 31, 2020, compared to $77 thousand for the three months ended March 31, 2019, and is included in other operating expenses. In January 2020, non-employee directors were issued 8,346 shares of the Company's common stock in lieu of 2019 annual cash fees of $253 thousand at a price of $30.35 per share, based on the Company's average quarterly close price in 2019.

For further information regarding the Company's stock awards, see Note 9, "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained above, under the caption "Shares Authorized and Share Issuance." There have been no material changes to the terms of the Company's stock incentive plans or the terms for vesting, forfeiture and settlement for options and restricted stock awards granted and outstanding under such plans as reported in the 2019 Annual Report on Form 10-K. Refer to Note 13, "Stock-Based Compensation Plans," to the Company's audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K for further information on the Company's stock incentive plans, stock options and restricted awards including descriptions of the assumptions used in the valuation model for stock options.

(13)	Earnings per Share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. See Note 9, "Stockholders' Equity," under the caption "Shares Authorized and Share Issuance," to the Company's unaudited consolidated interim financial statements of this Form 10-Q above for further information regarding the Company's participating securities. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2020	2019
Basic weighted average common shares outstanding	11,841,392	11,730,482
Dilutive shares	35,639	52,923
Diluted weighted average common shares outstanding	11,877,031	11,783,405

There were 75,545 and 52,478 stock options outstanding for the three months ended March 31, 2020 and March 31, 2019, respectively that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2020
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$505,671	$—	$505,671	$—
Equity securities	588	588	—	—
FHLB stock	5,624	—	5,624	—
Interest-rate swaps	3,547	—	3,547	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	2,079	—	—	2,079

Liabilities measured on a recurring basis:
Interest-rate swaps	$6,416	$—	$6,416	$—

	December 31, 2019
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$504,788	$—	$504,788	$—
Equity securities	467	467	—	—
FHLB stock	4,484	—	4,484	—
Interest-rate swaps	625	—	625	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,268	—	—	1,268

Liabilities measured on a recurring basis:
Interest-rate swaps	$625	$—	$625	$—

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

collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss.  The specific allowances assigned to the collateral dependent impaired loans amounted to $1.3 million at March 31, 2020 compared to $564 thousand at December 31, 2019.

The fair values for the interest-rate swap assets and liabilities, which is comprised of back-to-back swaps and cash flow hedges, represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements of this Form 10-Q, contained above, for additional information on the Company's interest-rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the Consolidated Balance Sheet at March 31, 2020 and December 31, 2019 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance.  The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements.  At March 31, 2020 and December 31, 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2020 and December 31, 2019:

	Fair Value
(Dollars in thousands)	March 31, 2020	December 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$2,079	$1,268	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the consolidated balance sheet at the dates indicated are summarized as follows:

	March 31, 2020
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$476	$476	$—	$476	$—
Loans, net	2,644,163	2,695,924	—	—	2,695,924
Financial liabilities:
CDs	302,108	305,405	—	305,405	—
Borrowed funds	84,169	84,212	—	84,212	—
Subordinated debt	14,876	15,969	—	—	15,969

	December 31, 2019
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$601	$609	$—	$609	$—
Loans, net	2,531,845	2,542,577	—	—	2,542,577
Financial liabilities:
CDs	310,951	311,975	—	311,975	—
Borrowed funds	96,173	96,045	—	96,045	—
Subordinated debt	14,872	14,957	—	—	14,957

Excluded from the tables above are certain financial instruments with carrying values that approximated their fair value at the dates indicated, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, accrued interest and non-term deposit accounts. The respective carrying values of these instruments would all be classified within Level 1 of their fair value hierarchy.

Also excluded from these tables are the fair values of commitments for unused portions of lines of credit and commitments to originate loans that were short-term, at current market rates and estimated to have no significant change in fair value.

(15)	Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2020 and March 31, 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Supplemental financial data:
Cash paid for: interest	$5,000	$5,100
Cash paid for: income taxes	3,292	1,012
Cash paid for: lease liability	322	288
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	—	1,500
Transfer from loans to other real estate owned	—	255
ROU lease assets: operating leases(1)	—	19,002
_________________________________________

(1)	This represents the ROU lease asset that was recorded upon adoption of ASC 842 in 2019 and new leases added in the periods indicated.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q ("this Form 10-Q") and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K").

Special Note Regarding Forward-Looking Statements

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

Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q are forward-looking statements, including, but not limited to statements related to management's views on:

•	the banking environment and the economy;

•	the impact of the COVID-19 pandemic and the Company’s participation in and execution of government programs related to the COVID-19 pandemic;

•	competition and market expansion opportunities;

•	the interest-rate environment, credit risk and the level of future non-performing assets and charge-offs;

•	potential asset and deposit growth, future non-interest expenditures and non-interest income growth;

•	expansion strategy; and

•	borrowing capacity.

The Company cautions readers that such forward-looking statements reflect numerous assumptions that management believes to be reasonable, but which are inherently uncertain and beyond the Company's control, and involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, including those discussed in Part II, Item 1A of this Form 10-Q and reported in Item 1A - Risk Factors of the Company's 2019 Annual Report on Form 10-K could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:

(i)	failure of risk management controls and procedures;

(ii)	adequacy of the allowance for loan losses;

(iii)	risk specific to commercial loans and borrowers;

(iv)
changes in the business cycle and downturns in the local, regional or national economies, including changes in consumer spending and deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses;

(v)	deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;

(vi)	changes in interest rates could negatively impact net interest income;

(vii)	liquidity risks;

(viii)	technology-related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures;

(ix)	cybersecurity risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company;

(x)
increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services;

(xi)	our ability to retain and increase our aggregate assets under management;

(xii)	our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals;

(xiii)	damage to our reputation in the markets we serve;

(xiv)	exposure to legal claims and litigation;

(xv)	the inability to raise capital, on terms favorable to us, could cause us to fall below regulatory minimum capital adequacy levels and consequently restrict our business and operations;

(xvi)
changes in laws and regulations that apply to the Company's business and operations, and any additional regulations, or repeals that may be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results;

(xvii)	future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration;

(xviii)
changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; and

(xix)
the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Item 1A, "Risk Factors" of the Company's 2019 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended March 31, 2020 amounted to $4.0 million, or $0.34 per diluted share, compared to $8.7 million, or $0.74 per diluted share, for the three months ended March 31, 2019. The decrease in net income for the quarter ended March 31, 2020 compared to the prior year quarter was due primarily to an increase in the provision for loan losses compared to a loan loss provision credit for the three months ended March 31, 2019. During the three months ended March 31, 2020, the provision increased due primarily to strong loan growth, impaired loan reserves, primarily from one relationship, and from reserves related to economic weakness and credit quality concerns caused by the COVID-19 pandemic.

The underlying operations of Enterprise performed well in the first quarter, including loan and customer deposit growth, which over the past twelve months have increased by 13% and 7%, respectively. During the first quarter of 2020, outside of the provision noted above, the Company did not have any material expenses related to the COVID-19 pandemic.

Overall, the Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, digital transformation, and both new and existing branches. Our 25th branch located in Lexington, MA opened in early March 2020 and our 26th branch located in North Andover, MA, is scheduled to open as planned in the second half of 2020.

COVID-19 Response

In January, we activated our pandemic response team to the COVID-19 crisis and have used established business continuity protocols since then to provide uninterrupted service to our customers and communities. We have modified our plans as circumstances have evolved and we will continue to monitor the impact on many fronts as outlined below.

Safeguarding our Team Members and Customers
We are following the guidance of both the Centers for Disease Control and Prevention and the World Health Organization, as well as state and local government mandates. Thanks to initiatives completed in recent years, our technology infrastructure and digital platform capabilities allow most non-branch team members to work remotely. Our branches are operating almost exclusively through drive-up windows. We have adopted a two-team schedule for each branch, whereby branch team members work on-site for three days and remotely for three days. This system reduces the number of team members working together in physical proximity and better ensures business continuity should a team member contract the coronavirus. All team members are limited to working in one location and may not alter their on-site work schedule once established. Our lending and wealth management teams remain fully operational even while working principally remotely.

Servicing our Valued Customers & Communities
For updated information on business and operating changes impacting customers, please visit our website at www.Enterprisebanking.com.

During the COVID-19 pandemic we are providing customers with greater access to their funds by eliminating penalties for early withdrawal from certificates of deposit and eliminating ATM surcharge fees for our retail customers assessed on ATM withdrawals at non-Enterprise Bank ATMs. Additionally, we have waived the business mobile deposit fee and provided short-term payment deferral for borrowers requiring assistance. See "Credit Risk," below under "Financial Condition" within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section for further information on short-term payment deferrals.

We have fully participated in the Paycheck Protection Program ("PPP") instituted and administered by the U.S Small Business Administration ("SBA") and created by the CARES Act. As a community commercial bank, we immediately recognized the value of this program for our non-profit and business customers and quickly organized to ensure we submitted applications on the first day the program opened. Our lending team has worked countless hours processing PPP loan applications and we mobilized team members from several non-lending departments to support the volume of PPP loan applications being processed. From April 3, 2020 through May 4, 2020, covering the period that funding was approved for the PPP though the most recently obtainable date, the Company had submitted and received approval from the SBA for approximately 2,400 PPP applications for approximately $500.0 million in PPP loans with the median approved loan size being $74 thousand.

We are providing philanthropic support to community-based organizations that are serving communities and individuals in each of our service regions, who are immediately and disproportionately impacted by the COVID-19 pandemic.

Credit Quality
The long-term impact of the pandemic on the credit quality of our loan portfolio cannot be reasonably estimated at this time. It will likely be influenced by a variety of factors including the depth and duration of the economic contraction and the extent of financial support and fiscal stimulus by the U.S. government. We will continue to closely monitor the effect on credit quality across all industry sectors in our diversified loan portfolio as the results unfold in future quarters. Our provision for loan losses for the quarter ended March 31, 2020 included an allocation of $3.3 million related to economic weakness and credit quality concerns caused by the COVID-19 pandemic. The provision for the quarter ended March 31, 2020 is discussed further below in this "Overview" section under the heading "Composition of Earnings."

Financial Strength & Stability
The Bank is designated as “well capitalized” by the Federal Deposit Insurance Corporation and has collateralized lines of credit at both the Federal Home Loan Bank and the Federal Reserve Bank. We also have access to the PPP Liquidity Facility ("PPPLF") established by the Federal Reserve Bank and intend to utilize it to maintain maximum operating liquidity. The $500 million in PPP originated loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. PPP loans pledged as collateral for the PPP Liquidity Facility are excluded from the average assets used in the leverage ratio calculation.

Accounting Implications
The CARES Act allows certain financial institutions the option to defer the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) during the period beginning on March 27, 2020 until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic declared by President Trump on March 13, 2020 under the National Emergencies Act terminates; or (2) December 31, 2020. The Company has elected to delay the adoption of CECL, which requires, among other things, reasonable and supportable economic forecasting and its impact on the credit quality of the loan portfolio.

The CARES Act also provides financial institutions the option to suspend troubled debt restructuring (“TDR”) accounting under U.S generally accepted accounting principles ("GAAP") in certain circumstances, during the period beginning March 1, 2020 and ending on the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by President Trump on March 13, 2020 under the National Emergencies Act terminates. The Company is suspending TDR accounting, which primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020 as long as those loans were current and risk rated as “pass” prior to the onset of the COVID-19 pandemic.

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

Net interest income for the three months ended March 31, 2020 amounted to $29.9 million, an increase of $1.8 million, or 6%, compared to the three months ended March 31, 2019. The increase in net interest income was due largely to interest-earning asset growth, primarily in loans, partially offset by a decline in T/E margin. Average loan balances increased $224.9 million, or 9%, for the three months ended March 31, 2020 compared to the same 2019 period average.

T/E margin was 3.89% for the three months ended March 31, 2020, compared to 3.98% for the three months ended March 31, 2019. The decline in T/E margin reflects the significant decline in interest rates since March 31, 2019, including a decrease in the Prime Rate of 225 basis points, resulting in interest earning asset yields declining faster than the cost of funding.

The re-pricing frequency of the Company's assets and liabilities are not identical and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as "interest-rate risk" and is reviewed in more detail in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q and in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's 2019 Annual Report on Form 10-K.

For the quarter ended March 31, 2020, the provision for loan losses amounted to $6.1 million, compared to a credit of $400 thousand for the quarter ended March 31, 2019, resulting in allowance for loan loss to total loan ratios of 1.48% at March 31, 2020, compared to 1.31% at December 31, 2019 and 1.41% at March 31, 2019. The provision for the quarter ended March 31, 2020 consisted primarily of $3.3 million related to management's estimate of the impact of the COVID-19 pandemic on the economy and credit quality, $1.5 million related to impaired loans, and $1.5 million related to loan growth during the quarter of $118.5 million, among other factors.

Non-interest income for the three months ended March 31, 2020 amounted to $4.2 million, an increase of $362 thousand, or 9%, compared to the three months ended March 31, 2019, due primarily to increases in wealth management fees, deposit and interchange fees and net gains on sales of both loans and securities. Other income decreased mainly due to decreases in equity investment fair values, partially offset by derivative fee income in the three months ended March 31, 2020. Non-interest expense for the three months ended March 31, 2020, amounted to $22.7 million, an increase of $1.8 million, or 9%, compared to the three months ended March 31, 2019, primarily related to the Company's strategic growth initiatives, particularly salaries and employee benefits, and to lesser extent technology and telecommunications expenses.

Sources and Uses of Funds

The Company's primary sources of funds are customer deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits, overnight borrowings from correspondent banks and borrowings from the FRB. Beginning in April 2020, the Company obtained access to the PPPLF established by the FRB for funding PPP loans. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan or exercise of stock options, and occasionally the issuance of debt securities or common stock. The Company's sources of funds are intended to be used to conduct operations and to support growth, by funding loans and investing in securities, to expand the branch network, and to pay dividends to stockholders.

The investment portfolio is primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds providing additional sources of revenue. Total investments, a component of interest-earning assets, amounted to $506.3 million at March 31, 2020, consistent with December 31, 2019 balances, and comprised 15% and 16%, of total assets at March 31, 2020 and December 31, 2019, respectively.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 80% and 79% of total assets at March 31, 2020 and December 31, 2019, respectively, amounted to $2.68 billion at March 31, 2020, compared to $2.57 billion at December 31, 2019, an increase of $118.5 million, or 5%. Total commercial loans amounted to $2.33 billion, or 87% of gross loans, at March 31, 2020, which was consistent with the composition at December 31, 2019.

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

At March 31, 2020, customer deposits (total deposits excluding brokered deposits) amounted to $2.91 billion, or 87% of total assets, compared to $2.79 billion, or 86% of total assets, at December 31, 2019. Since December 31, 2019, customer deposits increased $126.1 million, or 5%, primarily in checking and money market accounts. See "Deposits" under "Financial Condition" contained in this Item 2 of this Form 10-Q for a further breakdown of deposit growth.

Wholesale funding, comprised of FHLB advances only in the periods presented, amounted to $84.2 million at March 31, 2020, compared to $96.2 million at December 31, 2019, a decrease of $12.0 million, or 12%. See "Borrowings" under "Financial Condition" contained in this Item 2 of this Form 10-Q for additional information on the Company's borrowings at March 31, 2020.

Culture and Organic Growth Strategy

Management's present priorities are the safety and wellness of our team members and customers and on managing through the pandemic and its economic impact. Looking beyond the pandemic, management is focused on long-term strategic growth initiatives, including investments in employee hiring, training and development, cultivating strong community relationships in all markets that we serve, loan growth funded by customer deposits, technology and digital transformation, and branch evolution and expansion.

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained team of knowledgeable banking professionals, who have in-depth understanding of our markets and a commitment to open and honest communication with clients. The Company's banking professionals are dedicated to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, it also helps to fuel the local economy, creating new businesses and jobs, and has led to a strong referral network with local businesses, non-profit organizations and community leaders.

Management believes the Company has differentiated itself from the competition by building a strong reputation within the local market as a customer-centric, community rooted, and commercially focused community bank, offering robust product and service lines, including commercial lending, cash management, wealth management and trust services and commercial insurance, delivered by a knowledgeable and dedicated team of community bankers through traditional in-person service and multiple digital delivery channels.

As we face the current period of unprecedented and unpredictable economic uncertainty, management is committed to utilizing its disciplined and reliable credit management approach, which has served to provide consistent quality asset growth over varying economic cycles during the Company's history.  The Company's loan growth initiatives are executed through strong business development and referral efforts, by a seasoned lending team possessing a broad breadth of business acumen and lending experience, supported by a highly qualified and experienced commercial credit review function.

The Company has an ongoing commitment to use scalable technology and digitization to continually improve the customer experience and internal efficiencies and productivity. As part of the Company's multi-year digital evolution strategy, new technology-driven products, services, delivery channels, and process automation are continually introduced.  These investments proved invaluable in keeping our business operating efficiently and effectively for our customers as social distancing and non-essential business shut down orders were issued in early March by local and state government authorities.

Branch evolution includes enhancing our highly-personalized customer interactions, updating technology and delivery methods, and ongoing facility improvements and renovations. New and renovated branches exhibit a modern, open-concept lobby with advanced technology, such as cash recyclers. These branches are supported by our "Universal Bankers," who are crossed-trained to fully serve customer needs, and have on-site commercial lenders.
The Company also continually looks to develop new branch locations within, and to complement, our existing footprint. In early March 2020, Enterprise opened its new Lexington, MA location. Additionally, our 26th branch is scheduled to open in North Andover, MA as planned, in the second half of 2020.
While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a critical investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on current opportunities in the marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches, a delay in the time line for such initiatives due to the current pandemic, or other reasons, and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.
Financial Condition

Total assets increased $132.1 million, or 4%, since December 31, 2019, to $3.37 billion at March 31, 2020.  The balance sheet composition and changes since December 31, 2019 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $11.1 million, or 17%, since December 31, 2019. At both March 31, 2020 and December 31, 2019, cash and cash equivalents amounted to 2% of total assets. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company.

Investments

At March 31, 2020, the fair value of the investment portfolio amounted to $506.3 million, consistent with the December 31, 2019 balance. The investment portfolio represented 15% and 16% of total assets at March 31, 2020 and December 31, 2019, respectively.  As of March 31, 2020 and December 31, 2019, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities.

See also Note 2, "Investment Securities," and Note 14, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 in this Form 10-Q above for further information regarding the Company's unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which impairment has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for investments.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$1,006	0.2%	$1,004	0.2%	$7,988	1.7%
Residential federal agency MBS(1)	188,713	37.3%	192,658	38.2%	168,386	36.7%
Commercial federal agency MBS(1)	116,813	23.1%	114,635	22.7%	114,669	25.0%
Municipal securities taxable	87,874	17.4%	81,687	16.2%	46,367	10.1%
Municipal securities tax exempt	96,544	19.1%	100,038	19.8%	106,302	23.2%
Corporate bonds	14,265	2.8%	14,311	2.8%	14,105	3.1%
CDs(2)	456	0.1%	455	0.1%	948	0.2%
Total debt securities	$505,671	100.0%	$504,788	100.0%	$458,765	100.0%
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

As of the dates reflected in the tables above, the majority of residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies. The remaining MBS investments totaled $23.7 million, $23.5 million, and $23.7 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

During the three months ended March 31, 2020, the Company purchased $5.5 million in debt securities. The Company had principal pay downs, calls and maturities totaling $11.3 million during the three months ended March 31, 2020.

During the three months ended March 31, 2020, management sold debt securities with an amortized cost of approximately $2.5 million realizing net gains on sales of $100 thousand.

Net unrealized gains on the debt securities portfolio amounted to $23.0 million at March 31, 2020, compared to net unrealized gains of $13.5 million at December 31, 2019 and net unrealized gains of $2.4 million at March 31, 2019. The Company attributes the large increase in net unrealized gains as compared to December 31, 2019 to significant decreases in market yields due to volatility in the financial markets.

Unrealized gains or losses on debt securities are carried on the balance sheet and will be recognized in the consolidated statements of income if the investments are sold. Should an investment be deemed OTTI, the Company is required to write-down the fair value of the investment.  See Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K for additional information on accounting for OTTI. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K.

Equity Securities

The Company held equity securities with a fair value of $588 thousand at March 31, 2020, $467 thousand at December 31, 2019, and $2.0 million at March 31, 2019. During the three months ended March 31, 2020, the Company's net losses on equity securities recorded in the Consolidated Statement of Income was $198 thousand, compared with net gains of $186 thousand for the three months ended March 31, 2019, due in both periods primarily to fair market value adjustments stemming from fluctuations in market prices of securities held. The amount recognized related to equity securities in "Other income" is dependent on the amount of dollars invested in equities, the magnitude of changes in equity market values, and the amount of gains or losses realized through equity sales.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $5.6 million at March 31, 2020, $4.5 million at December 31, 2019 and $1.5 million at March 31, 2019.

See Note 1, "Summary of Significant Accounting Policies," under the section "Restricted Cash and Investments," in Item (c), "Accounting Policies," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 80% of total assets at March 31, 2020 and 79% of total assets at December 31, 2019.  Total loans increased $118.5 million, or 5%, compared to December 31, 2019, and increased $299.3 million, or 13%, since March 31, 2019. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 87% of gross loans at March 31, 2020, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,442,150	53.7%	$1,394,179	54.3%	$1,292,047	54.1%
Commercial and industrial	537,790	20.0%	501,227	19.5%	509,733	21.3%
Commercial construction	345,683	12.8%	317,477	12.4%	244,978	10.3%
Total commercial loans	2,325,623	86.5%	2,212,883	86.2%	2,046,758	85.7%
Residential mortgages	254,188	9.5%	247,373	9.6%	233,129	9.8%
Home equity	97,223	3.6%	98,252	3.8%	97,798	4.1%
Consumer	10,194	0.4%	10,054	0.4%	9,897	0.4%
Total retail loans	361,605	13.5%	355,679	13.8%	340,824	14.3%

Gross loans	2,687,228	100.0%	2,568,562	100.0%	2,387,582	100.0%
Deferred fees, net	(3,301)		(3,103)		(2,945)
Total loans	2,683,927		2,565,459		2,384,637
Allowance for loan losses	(39,764)		(33,614)		(33,729)
Net loans	$2,644,163		$2,531,845		$2,350,908

As of March 31, 2020, commercial real estate loans increased $48.0 million, or 3%, compared to December 31, 2019, and increased $150.1 million, or 12%, compared to March 31, 2019. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of March 31, 2020, commercial and industrial loan balances increased by $36.6 million, or 7%, compared to December 31, 2019 and increased $28.1 million, or 6%, compared to March 31, 2019. These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing, and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $28.2 million, or 9%, since December 31, 2019, and increased $100.7 million, or 41%, compared to March 31, 2019. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed. The increase since December 31, 2019 was due primarily to funding of new and existing loans across a variety of projects including residential housing and condominium projects, and development of commercial use property The increase since March 31, 2019, is due primarily to of active local construction markets fueled by strong demand for residential and multi-family housing, as well as increased commercial development activity.

Total retail loan balances increased by $5.9 million, or 2%, since December 31, 2019, and increased $20.8 million, or 6%, since March 31, 2019. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

At March 31, 2020, commercial loan balances participated out to various banks amounted to $82.2 million, compared to $80.2 million at December 31, 2019, and $73.1 million at March 31, 2019.  These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $101.0 million, $104.3 million and $65.5 million at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Non-performing assets are comprised of non-accrual loans and OREO.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers.  Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company's level of non-performing assets in the future.

Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances, during the period beginning March 1, 2020, and ending on the earlier of December 31, 2020, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates. The Company has elected to suspend TDR accounting, which impacts primarily financial statement disclosure, for loans that have had a short-term payment deferral related to the COVID-19 emergency, as long as those loans were current and risk rated as “pass” prior to the onset of the pandemic.

The Company has worked proactively with customers experiencing financial challenges from the COVID-19 pandemic.
The Company had granted short-term payment deferrals related to COVID-19 on 1,135 loans through April 30, 2020, the latest date information was obtainable. As of March 31, 2020, these loans had an outstanding balance as of $596.0 million, or 22.2% of the total loan portfolio. All loans remain accruing.

Approximately 81% of the loans with short-term payment deferrals are secured by real estate in the categories labeled: Commercial real estate, Commercial construction, Residential mortgages and Home equity. Commercial and industrial loans with short-term payment deferrals are not primarily secured by real estate, but generally consist of smaller balances. The average loan size for commercial and industrial loans with a short-term payment deferral was $211 thousand.

The following table provides further information on balances as of March 31, 2020 for the loans with short-term payment deferrals noted above:

(Dollars in thousands)	Gross loan balance	% of Gross loans	Deferred balance	Average deferred balance	Deferred balance to Gross loans
Commercial real estate	$1,442,150	53.7%	$414,579	$784	15.4%
Commercial and industrial	537,790	20.0%	110,287	211	4.1%
Commercial construction	345,683	12.8%	51,034	1,546	1.9%
Residential mortgages	254,188	9.5%	16,096	473	0.6%
Home equity	97,223	3.6%	3,928	302	0.1%
Consumer	10,194	0.4%	37	12	—%
Total	$2,687,228	100.0%	$595,961	$525	22.1%

The long-term impact of the pandemic on the credit quality of the loan portfolio cannot be reasonably estimated at this time. It will likely be influenced by a variety of factors including the depth and duration of the economic contraction and the extent of financial support and fiscal stimulus by the U.S. government. The Company’s loan portfolio is well-diversified by industry. The industries generally considered to be of highest risk to the impacts of COVID-19: accommodation and food services; retail trade; transportation and warehousing; and arts, entertainment and recreation; with short-term payment deferrals represent approximately 5.2% of the March 31, 2020 total loan portfolio balance. The Company will continue to closely monitor the effect on credit quality across all industry sectors in our diversified loan portfolio as the results of the COVID-19 pandemic unfold in future quarters. The credit quality of our loans could be further impacted and additional provisions may be necessary.

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Non-accrual loan summary:
Commercial real estate	$8,605	$8,280	$6,668
Commercial and industrial	2,942	3,285	2,936
Commercial construction	2,831	1,735	174
Residential	394	411	754
Home equity	1,014	1,040	502
Consumer	15	20	15
Total non-accrual loans	15,801	14,771	11,049
OREO	—	—	255
Total non-performing assets	$15,801	$14,771	$11,304
Total Loans	$2,683,927	$2,565,459	$2,384,637
Accruing TDR loans not included above	$12,204	$17,103	$19,348
Delinquent loans 60-89 days past due and still accruing	$1,224	$7,776	$112
Loans 60-89 days past due and still accruing to total loans	0.05%	0.30%	—%
Adversely classified loans to total loans	1.21%	1.45%	1.45%
Non-performing loans to total loans	0.59%	0.58%	0.46%
Non-performing assets to total assets	0.47%	0.46%	0.37%
Allowance for loan losses	$39,764	$33,614	$33,729
Allowance for loan losses to non-performing loans	251.65%	227.57%	305.27%
Allowance for loan losses to total loans	1.48%	1.31%	1.41%

The provision for loan losses for the quarter ended March 31, 2020 included an allocation of $3.3 million related to management's estimate of the impact of economic weakness and credit quality concerns caused by the COVID-19 pandemic. The provision for the first quarter of 2020 is discussed further under the heading Results of Operations.

The majority of non-accrual loans were also carried as adversely classified during the periods. At March 31, 2020 and December 31, 2019, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $32.4 million and $37.1 million, respectively. Total adversely classified loans amounted to 1.21% of total loans at March 31, 2020, compared to 1.45% at December 31, 2019.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $16.7 million at March 31, 2020 and $22.4 million at December 31, 2019.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $15.7 million at March 31, 2020 and $14.7 million at December 31, 2019.  Non-accrual loans that were not adversely classified amounted to $59 thousand and $84 thousand at March 31, 2020 and December 31, 2019, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total impaired loans amounted to $28.0 million and $31.9 million at March 31, 2020 and December 31, 2019, respectively.  Total accruing impaired loans amounted to $12.2 million and $17.1 million at March 31, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $15.8 million and $14.8 million as of March 31, 2020 and December 31, 2019, respectively.

In management's opinion, the majority of impaired loan balances at March 31, 2020 and December 31, 2019 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at March 31, 2020, impaired loans totaling $23.4 million required no specific reserves and impaired loans totaling $4.6 million required specific reserve allocations of $2.4 million.  At December 31, 2019, impaired loans totaling $29.5 million required no specific reserves and impaired loans totaling $2.4 million required specific reserve allocations of $1.0 million.  The increase in specific reserves since December 31, 2019 was due primarily to the credit downgrade of a single commercial relationship for which management determined that the additional provisions were necessary based on a review of underlying collateral values, individual business circumstances, and credit metrics. Management closely monitors impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of March 31, 2020 and December 31, 2019 were $18.1 million and $21.1 million, respectively.  TDR loans on accrual status amounted to $12.2 million and $17.1 million at March 31, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $5.9 million at March 31, 2020 and $4.0 million at December 31, 2019.  The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

The Company had no OREO at March 31, 2020, or December 31, 2019, and the OREO carry value at March 31, 2019 was $255 thousand. There were no OREO additions during the three months ended March 31, 2020 and one addition during the three months ended March 31, 2019. There were no sales or subsequent write downs of OREO during the three months ended March 31, 2020 or 2019.

Allowance for Loan Losses

As noted above, the Company has elected to delay the implementation of CECL, as allowed under the CARES Act, until the earlier of: (1) the date on which the national emergency concerning the COVID-19 pandemic declared under the National Emergencies Act terminates; or (2) December 31, 2020. The information that follows is under the incurred loss model.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2019 Annual Report on Form 10-K.

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.48% at March 31, 2020, 1.31% at December 31, 2019, and 1.41% at March 31, 2019. The increase at March 31, 2020 compared to December 31, 2019 resulted from an increases in reserves related to management's estimate of the impact of the COVID-19 pandemic on the economy and credit quality, additional reserves for impaired loans, primarily related to one commercial loan relationship, and from strong loan growth during the quarter.
Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of March 31, 2020.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of year	$33,614	$33,849

Provision charged to operations	6,147	(400)
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	107	316
Commercial construction	—	—
Residential mortgages	—	—
Home equity	3	2
Consumer	10	5
Total recovered	120	323
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	105	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	12	43
Total charged-off	117	43

Net loans recovered	(3)	(280)
Ending balance	$39,764	$33,729
Annualized net loans recovered to average loans outstanding	—%	(0.05)%

See Note 4, "Allowance for Loan Losses," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the allowance for loan losses and credit quality.

Deposits

Total deposits as a percentage of total assets were 87% at March 31, 2020 and 86% at December 31, 2019. All of the Company's deposits outstanding at both March 31, 2020 and December 31, 2019 were customer deposits.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$858,718	29.4%	$794,583	28.5%	$743,151	27.0%
Interest-bearing checking	492,313	16.9%	467,988	16.8%	409,480	14.9%
Total checking	1,351,031	46.3%	1,262,571	45.3%	1,152,631	41.9%

Savings	205,367	7.1%	203,236	7.3%	198,784	7.2%
Money markets	1,054,344	36.2%	1,009,972	36.2%	1,067,370	38.7%
Total savings/money markets	1,259,711	43.3%	1,213,208	43.5%	1,266,154	45.9%

CDs	302,108	10.4%	310,951	11.2%	306,882	11.1%
Total customer deposits	2,912,850	100.0%	2,786,730	100.0%	2,725,667	98.9%

Brokered deposits (1)	—	—%	—	—%	30,499	1.1%
Total deposits	$2,912,850	100.0%	$2,786,730	100.0%	$2,756,166	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of March 31, 2020, customer deposits increased $126.1 million, or 5%, since December 31, 2019, and $187.2 million, or 7%, since March 31, 2019. Since December 31, 2019, the largest growth occurred in checking and money market accounts.

Total customer deposits include reciprocal deposits from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $471.7 million, $419.7 million and $510.5 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Management may, from time-to-time utilize brokered deposits as cost effective wholesale funding sources to support continued loan growth. Brokered deposits may be comprised of non-reciprocal insured overnight or selected term funding gathered from nationwide bank networks or from large money center banks; however, at March 31, 2019 brokered deposits were comprised only of brokered CDs. At March 31, 2020 and December 31, 2019, the Company had no brokered deposits. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds outstanding, all of which are FHLB advances, of $84.2 million, $96.2 million, and $488 thousand at March 31, 2020, December 31, 2019, and March 31, 2019, respectively. FHLB borrowings at March 31, 2020 consisted mainly of short-term borrowings used in conjunction with pay fixed interest-rate swaps to mitigate interest rate risk.

At March 31, 2020, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $515.0 million and the capacity to borrow from the FRB Discount Window of approximately $180.0 million.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2019, wholesale funding has decreased $12.0 million, or 12%.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$—	—%	$—	—%	$30,499	98.4%
Borrowed funds	84,169	100.0%	96,173	100.0%	488	1.6%
Wholesale funding	$84,169	100.0%	$96,173	100.0%	$30,987	100.0%

See "Liquidity," below, for additional information.

Subordinated Debt

The Company had outstanding subordinated debt of $14.9 million (net of deferred issuance costs) at March 31, 2020, December 31, 2019 and March 31, 2019, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes issued in January 2015, in a private placement to an accredited investor. See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with the Company's short-term borrowings to add stability to interest expense and to manage its exposure to interest rate movements. The combined notional value of these swaps, maturing in 3 to 5 years, was $75 million at March 31, 2020 and the fair market value carried on the Company's Consolidated Balance Sheet was $2.9 million.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with a qualified commercial banking customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers increased to $43.8 million at March 31, 2020 from $22.8 million at December 31, 2019, as a new relationship was added during that period; the Company has a corresponding notional value with the counterparty. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $3.5 million at March 31, 2020 compared to $625 thousand at December 31, 2019.

For further information on the Company's derivatives and hedging activities see Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by the Company's Board of Directors ("the Board"). The duties and responsibilities related to asset-liability management matters are also covered by the Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low-cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At March 31, 2020, the Company's wholesale funding sources primarily included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains uncommitted overnight fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window. In April 2020, the Company established access to the PPPLF, which provides funding secured by PPP pledged loans at a borrowing rate of 0.35%. Advances issued under the PPPLF are non-recourse. The amount and term of an advance matches the amount and remaining term of the PPP loans pledged, which are for a maximum of two years from the loan origination date. For further information on the PPP and PPPLF programs see

Item (d) "Subsequent Events," contained in Note 1, "Summary of Significant Accounting Policies," contained in the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q.

Management believes that the Company has adequate liquidity to meet its obligations. However, if, general economic conditions, the COVID-19 pandemic, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

The Company has in the past also increased capital and liquidity by offering for sale shares of the Company's common stock and through the issuance of subordinated debt. See "Capital Resources," below, in Item 2 of this Form 10-Q for information on the Company's capital planning.

Capital Resources

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

The Company is subject to the regulatory capital framework known as the "Basel III Rules." As of March 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of March 31, 2020, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios as of March 31, 2020 are presented in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$334,063	11.61%	$230,181	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$283,174	9.84%	$172,636	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$283,174	8.69%	$130,361	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$283,174	9.84%	$129,477	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$333,903	11.60%	$230,181	8.00%	$287,726	10.00%
Tier 1 Capital (to risk weighted assets)	$297,890	10.35%	$172,636	6.00%	$230,181	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$297,890	9.14%	$130,361	4.00%	$162,952	5.00%
Common equity tier 1 capital (to risk weighted assets)	$297,890	10.35%	$129,477	4.50%	$187,022	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 2.50%, see discussion below.
(2) For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2020.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank at March 31, 2020 are summarized in the table below:

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

In response to the COVID-19 pandemic, in April 2020, the Company established both the PPP loan program and the PPPLF borrowing program. PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the leverage ratio calculation.

In March 2020, the regulatory banking agencies issued an interim final rule that allows banking institutions that implement CECL during 2020 to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. The Company is currently assessing its options at this time, and will make its election when it adopts CECL.

DRSPP and Dividends

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

For the three months ended March 31, 2020, the Company declared $2.1 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 11,050 shares of the Company's common stock, totaling $303 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 145 shares of the Company's common stock, totaling $3 thousand, during the three months ended March 31, 2020.

On April 27, 2020, the Company announced a quarterly dividend of $0.175 per share to be paid on June 1, 2020 to stockholders of record as of May 11, 2020.

For further information about the Company's capital, see Note 9 and Note 11, both titled "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q and to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K, respectively.

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

As of March 31, 2020, investment assets under management, which are reflected at fair market value, decreased $123.4 million, or 13%, since December 31, 2019, and since March 31, 2019, balances have decreased $55.2 million, or 7%. The decreases in investment assets under management were primarily driven by the volatile financial markets stemming from the COVID-19 pandemic.

As of March 31, 2020, total assets under management increased slightly since December 31, 2019 and $245.1 million, or 6%, since March 31, 2019.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Total assets	$3,367,153	$3,235,049	$3,073,781
Loans serviced for others	97,195	95,905	90,200
Investment assets under management	793,185	916,623	848,412
Total assets under management	$4,257,533	$4,247,577	$4,012,393

Results of Operations
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Unless otherwise indicated, the reported results are for the three months ended March 31, 2020 with the "same period," the "comparable period," "prior year," and "prior period" being the three months ended March 31, 2019. Average yields are presented on an annualized tax equivalent basis.

Net Income

The Company's net income for the three months ended March 31, 2020 amounted to $4.0 million, compared to $8.7 million for the same period in 2019. Diluted earnings per share were $0.34 for the three months ended March 31, 2020, compared to $0.74 for the three months ended March 31, 2019. The decrease in net income for the quarter ended March 31, 2020 compared to the prior year quarter was due primarily to an increase in the provision for loan losses compared to a loan loss provision credit for the first quarter of 2019. In the first quarter of 2020 the provision increased due to strong loan growth, impaired loan reserves, primarily from one relationship, and from reserves related to economic weakness and credit quality concerns caused by the COVID-19 pandemic.

Net Interest Income and Margin

The Company's net interest income for the three months ended March 31, 2020 amounted to $29.9 million, compared to $28.1 million for the three months ended March 31, 2019, an increase of $1.8 million, or 6%.  The increase in net interest income over the comparable period was due largely to interest-earning asset growth, primarily in loans, partially offset by a decrease in margin. The Company's margin was 3.84% for the three months ended March 31, 2020 and was 3.92% for the three months ended March 31, 2019.

Tax equivalent net interest income for the three months ended March 31, 2020 was $30.3 million compared to $28.5 million for the three months ended March 31, 2019, an increase of $1.8 million, or 6%.  T/E Margin was 3.89% for the three months ended March 31, 2020 compared to 3.98% for the three months ended March 31, 2019.

The decline in both margin and T/E margin reflects a significant decline in interest rates since the comparable period, including decreases in the Prime Rate of 225 basis points, resulting in interest earning asset yields declining faster than the cost of funding.

Interest and Dividend Income

Total interest and dividend income amounted to $34.9 million for the three months ended March 31, 2020, an increase of $1.7 million, or 5%, compared to the prior period.  The increase was primarily attributed to a $224.9 million, or 9%, increase in the average balances of loans and loans held for sale, partially offset by a 22 basis point decline in the average tax equivalent loan yield. The decrease in loan yield is primarily attributable to the impact of the decrease in the Prime Rate noted above both on new loans and those in the portfolio that are subject to repricing.

Interest Expense

For the three months ended March 31, 2020, total interest expense amounted to $5.1 million, a decrease of $162 thousand, or 3%, over the same period in 2019 due primarily to decreases in the cost of funding, partially offset by increases in average balances of checking, saving and money market accounts, as well as higher average balances in borrowed funds. The average cost of funding, including the impact of non-interest deposit accounts, decreased 9 basis points. The average balance of checking, savings and money market accounts increased $138.7 million, or 9%, and the average balance of borrowed funds increased $54.7 million. The average balance in brokered deposits decreased as they matured and funding was replaced by other sources.

Non-interest deposit accounts are an important component of the Company's core funding strategy. For the three months ended March 31, 2020, the average balance of non-interest checking accounts increased $50.9 million, or 7%, as compared to the same period in 2019. This non-interest bearing funding source represented 28% of total average deposit balances for both the three months ended March 31, 2020 and March 31, 2019.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$1,669	$2,948	$(1,279)
Investment securities (tax equivalent)	223	279	(56)
Other interest-earning assets (1)	(294)	(158)	(136)
Total interest-earning assets (tax equivalent)	1,598	3,069	(1,471)

Interest Expense
Interest checking, savings and money market	(237)	277	(514)
CDs	148	66	82
Brokered CDs	(212)	(106)	(106)
Borrowed funds	136	263	(127)
Subordinated debt	3	1	2
Total interest-bearing funding	(162)	501	(663)
Change in net interest income (tax equivalent)	$1,760	$2,568	$(808)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2020 and 2019:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2020			Three months ended March 31, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,597,931	$31,426	4.86%	$2,373,047	$29,757	5.08%
Investment securities(3) (tax equivalent)	488,523	3,716	3.04%	451,417	3,493	3.10%
Other interest-earning assets(4)	40,947	165	1.62%	72,115	459	2.58%
Total interest-earnings assets (tax equivalent)	3,127,401	35,307	4.54%	2,896,579	33,709	4.71%
Other assets	148,926			125,269
Total assets	$3,276,327			$3,021,848

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,711,192	2,900	0.68%	$1,572,527	3,137	0.81%
CDs	307,781	1,505	1.97%	295,124	1,357	1.87%
Brokered CDs	—	—	—%	45,801	212	1.88%
Borrowed funds	97,192	415	1.72%	42,469	279	2.67%
Subordinated debt(5)	14,874	231	6.24%	14,861	228	6.23%
Total interest-bearing funding	2,131,039	5,051	0.95%	1,970,782	5,213	1.07%

Net interest-rate spread (tax equivalent)			3.59%			3.64%

Non-interest checking	802,594	—		751,730	—
Total deposits, borrowed funds and subordinated debt	2,933,633	5,051	0.69%	2,722,512	5,213	0.78%
Other liabilities	40,230			39,734
Total liabilities	2,973,863			2,762,246

Stockholders' equity	302,464			259,602
Total liabilities and stockholders' equity	$3,276,327			$3,021,848

Net interest income (tax equivalent)		30,256			28,496
Net interest margin (tax equivalent)			3.89%			3.98%
Less tax equivalent adjustment		360			412
Net interest income		$29,896			$28,084
Net interest margin			3.84%			3.92%
_______________________________

(1)
Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S federal income tax rate of 21% in both 2020 and 2019, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

For the three months ended March 31, 2020, the provision for loan losses amounted to $6.1 million, an increase of $6.5 million, compared to the same period in 2019.  The increase in the provision for loan losses was due to management's estimate of the impact of the COVID-19 pandemic on the economy and credit quality, an increase in impaired loan reserves, due primarily to the credit downgrade of one commercial relationship, and strong loan growth, among other factors.

The provision for loan losses is a significant factor in the Company's operating results. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2, above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K.

There have been no material changes to the Company's underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company's 2019 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended March 31, 2020 amounted to $4.2 million, an increase of $362 thousand, or 9%, compared to the three months ended March 31, 2019. Non-interest income increased in 2020 due primarily to increases in wealth management fees, deposit and interchange fees and net gains on sales of both loans and securities. Other income decreased mainly due to decreases in equity investment fair values, partially offset by derivative fee income in the three months ended March 31, 2020 related to the Company's back-to-back interest-rate swap program.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2020 amounted to $22.7 million, an increase of $1.8 million, or 9%, compared to the same period in 2019. The increase primarily related to the Company's strategic growth initiatives, particularly salaries and employee benefits and to a lesser extent technology and telecommunications expenses. The increase in technology and telecommunications expenses is due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience. Audit, legal and other professional fees also increased, primarily in other professional fees, which includes, among other things, expenses associated the Company's digital evolution strategy.

Income Taxes

The effective tax rate was 23.7% and 24.2% for the three months ended March 31, 2020 and March 31, 2019, respectively.

Risk Factors and Risk Management Framework

Management utilizes a comprehensive enterprise risk management framework that enables a coordinated and structured approach for identifying, assessing and managing risks across the Company and provides reasonable assurance that management has the tools, programs, people, and processes in place to support informed decision making, anticipate risks before they materialize and maintain the Company's risk profile consistent with its strategic planning, and applicable laws and regulations.

These risks, and the decisions related thereto, include, but are not limited to: credit risk, market and interest rate risk, legal and regulatory compliance risk, reputational risk, strategic risk, capital risk, compensation risk, liquidity management, information technology and cybersecurity risk, internal controls over financial reporting, physical security, loss and fraud prevention, policy reviews, vendor management (direct and indirect vendors) and contract management, business continuity and succession planning, short and long-term capital projects and facility planning, and corporate governance. See Part I, Item 1, "Business," under the "Risk Management Framework," section of the Company's 2019 Annual Report on Form 10-K for additional information on the Company's key risk mitigation strategies.

This Form 10-Q discusses certain key risks facing the Company and the Bank, including the following:

•	Credit risk management is reviewed in detail in this Item 2 under the heading "Credit Risk," above.

•
Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in this Item 2 under the heading "Liquidity, " above.

•	Interest-rate risk is reviewed under Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

In addition, certain heightened risks associated with the ongoing COVID-19 pandemic are outlined in Part II, Item 1A, "Risk Factors", in this Form 10-Q, below.

In January 2020, management activated our pandemic response team in light of the ongoing COVID-19 pandemic and have utilized established business continuity protocols since that time to provide uninterrupted service to our customers and communities. The pandemic response team quickly coordinated resources and responses across the Bank in order to (i) provide for the safety of our team members, customers, and business partners, (ii) maintain sound business operations, and (iii) minimize the risks identified above. Team leaders are in constant communication and continually strategize and implement coordinated efforts to mitigate the risk identified above, among others. We have modified our protocols and procedures as circumstances have evolved and we will continue to monitor the impact of the COVID-19 pandemic on many fronts as the pandemic continues and as activities shift towards eventual reopening of local economies and business activity.

In addition to the risks outlined in this Form 10-Q, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model, are addressed in Part I, Item 1A, "Risk Factors," of the Company's 2019 Annual Report on Form 10-K.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2019 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not materially changed its significant accounting and reporting policies from those disclosed in its 2019 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (f), "Recent Accounting Pronouncements" to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the Company's 2019 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. At March 31, 2020, the Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2020) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Except as provided in the risk factors below, management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2019 Annual Report on Form 10-K. If the effect of the COVID-19 pandemic continues for a prolonged period, or results in sustained economic stress or recession, many of the risk factors identified in the Company's 2019 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations and interest rate risk, as described in more detail below.

General
The COVID-19 pandemic has caused extensive disruption to the economy, impacted interest rates, increased economic and financial market uncertainty, disrupted global trade and supply chains and brought about historic unemployment levels. In addition, many state and local governments have responded to the COVID-19 pandemic with the temporary closure of brick-and-mortar "non-essential" businesses, schools, and limitations on social gatherings, stay-at-home advisories and mandates, and travel bans and restrictions. These restrictions have resulted in significant adverse effects on our customers and business partners, and many different types of small and mid-sized businesses within the Company’s client base, particularly those in the retail, hospitality and food and beverage industries, among many others, and has already resulted in a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate. The consequences experienced by our customers and businesses may, in turn, have a material adverse impact on our business, financial condition and results of operations, as more specifically discussed below.

Lending & Credit Risk
The majority of our loan portfolio consists of commercial real estate, commercial and industrial, and commercial construction loans. Concern over the COVID-19 pandemic has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment, increased commercial property vacancy rates, and reduced ability for property tenants to make lease payments, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of the COVID-19 pandemic result in widespread and sustained repayment shortfalls on loans in our portfolio, we will incur significant loan delinquencies and non-accrual of interest, which may result in foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of the COVID-19 pandemic on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our commercial real estate and residential loans, our ability to maintain loan origination volume and our ability to obtain additional collateralized funding. Further, in the event of delinquencies, changes in regulations and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remedial actions, such as foreclosures. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers may be more dependent on our credit commitments, and any increased borrowings by the Company to fund these commitments could adversely impact our liquidity.

Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of (i) holding these loans at unfavorable interest rates, with no collateral and no guarantors, as compared to the credits that we would have otherwise originated; and more so, (ii) if during the remaining loan term of any unforgiven portion of these loans, the borrower defaults and the SBA finds fault and does not honor their loan guarantee, we are at risk for additional credit losses. In addition, a customer or non-customer's perception that their PPP loan application was not processed promptly by the Company, resulting in their PPP loan application not getting SBA approval prior to the depletion of governmental funding for the PPP, in either round 1 or round 2 funding windows, could result in legal action against the Company, negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, which could result in additional expenses, and damage our reputation and adversely affect the market perception of our products and services, among other factors.

As allowed by the CARES Act, the Company has suspended TDR accounting for loans that have had a short-term payment deferral since March 1, 2020, as long as those loans were current and risk rated as “pass” prior to the onset of the COVID-19 pandemic. Although we currently expect that payments will resume after the deferral period has ended, we cannot at this time predict if a borrower’s individual business circumstances, or any prolonged economic weakness after the deferral period has expired, will allow them to support regularly scheduled payments. Consequently, the Company may experience an increase in non-performing assets and the related costs to manage those relationships, and a decline in interest income.

The Company added $3.3 million to the provision for loan losses in the first quarter of 2020 related to economic weakness and credit quality concerns caused by the ongoing COVID-19 pandemic. The long-term impact of the COVID-19 pandemic on the credit quality of our loan portfolio cannot be reasonably estimated at this time. It will likely be influenced by a variety of factors including the depth and duration of the economic contraction and the extent of financial support and fiscal stimulus by the U.S. government. We will continue to closely monitor the effect of the COVID-19 pandemic on credit quality across all industry sectors in our diversified loan portfolio as the results unfold in future quarters. The credit quality of our loans could be further impacted and additional provisions may be necessary.

Economic & Financial Markets
At this time, it is unclear how long and to what extent the impact of the COVID-19 pandemic will be felt on the local and regional economy. The majority of businesses in the communities in which we operate, including the Company and its customers, business partners and vendors, have been impacted by these events in a variety of ways and to unprecedented degrees. Depending on future developments with respect to the COVID-19 pandemic, which are highly uncertain and cannot be predicted, including the magnitude of the pandemic, effect of actions taken by governmental authorities, and any further weakening in general economic conditions in our market area, the demand for our financial products and services may be reduced and our business operations, financial results, and stock price could be adversely impacted.

Over concerns about the impacts of the COVID -19 pandemic, citing layoffs, plummeting consumer spending and widespread closures, the Federal Reserve has taken action to lower the Federal Funds target rate range to near-zero, which may negatively affect the Company’s net interest income and, therefore, earnings, financial condition and results of operation. A prolonged period of extremely volatile and unstable financial market conditions could increase our funding costs and negatively affect our asset-liability management strategies. Higher volatility in interest rates and spreads to benchmark indices could cause decreases in the fair market values of our investment portfolio, and assets the Company manages for others through our wealth management and trust channels, which would lower fee income, and may impair our ability to attract and retain funds from current and prospective customers. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, any of which in turn could have a material adverse effect on our liquidity and ability to fund future growth, our operating results, and financial condition.

Liquidity
If, as a result of governmental or financial market responses to the COVID-19 pandemic, pledged collateral values decline, or sources of external funding become restricted or eliminated, the Company may not be able to raise adequate funds, or may incur substantially higher funding costs in order to raise the necessary funds to support the Company's operations and growth, or may be required to restrict operations or the payment of dividends.

Technology & Information Systems, and Operations
The spread of the coronavirus has also caused the Company, like many other businesses, to modify our business practices, including employee work location and cancellation of physical participation in meetings, both internally and with business partners, vendors, and customers and prospects, turning instead to working remotely with a dependence on technology and internet connectivity for many communications. Technology and cyber security in customers’ and employees’ homes may not be as robust as in our offices and could cause the available networks, information systems, applications, and other tools to become more limited or less reliable than doing business in our offices. These modifications in business practices, for the Company, customers and vendors, and changes in technology may increase risk, including the circumvention of internal controls and heightened cybersecurity and information systems risk, and may be detrimental to our business operations. Such cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential customer information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in potential impairment of our ability to perform critical functions, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted business partners and customers, and damage our reputation.

Additionally, we rely on many third parties for our business operations, including appraisers of real estate collateral, vendors that supply essential third-party services, information security assessments and technology support services, systems and analytical tools, advisory services, and providers of electronic funds delivery networks and clearing houses, and local and federal government offices, and courthouses used for the recording of mortgages and title work related to loan closings. In light of the evolving measures in response to the COVID-19 pandemic, many of these entities may limit the availability of and access to their services. If third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our business operations and financial results.

In addition to the information above, readers should carefully consider the risk factors that appeared under Part I, Item 1A, “Risk Factors” in the Company’s 2019 Annual Report on Form 10K.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2020:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	3,656	$32.10	—	—
February	—	—	—	—
March	2,673	$24.26	—	—

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

10.1	Enterprise Bank 2020 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.2
Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.3
Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2020 Addendum, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101*
The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 11, 2020	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer