Form 10-Q
period 2020-06-30
ENTERPRISE BANCORP INC /MA/
filed 2020-08-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
☐ Yes ☒ No

As of July 31, 2020, there were 11,911,813 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$48,483	$39,927
Interest-earning deposits	206,280	23,867
Total cash and cash equivalents	254,763	63,794
Investments:
Debt securities at fair value	507,674	504,788
Equity securities at fair value	654	467
Total investment securities at fair value	508,328	505,255
Federal Home Loan Bank ("FHLB") stock	2,014	4,484
Loans held for sale	1,477	601
Loans, less allowance for loan losses of $42,324 at June 30, 2020 and $33,614 at December 31, 2019	3,133,818	2,531,845
Premises and equipment, net	46,562	45,419
Lease right-of-use asset	18,737	19,048
Accrued interest receivable	16,055	12,295
Deferred income taxes, net	8,110	8,732
Bank-owned life insurance	31,079	30,776
Prepaid income taxes	616	572
Prepaid expenses and other assets	10,014	6,572
Goodwill	5,656	5,656
Total assets	$4,037,229	$3,235,049
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$3,573,111	$2,786,730
Brokered deposits	74,997	—
Total Deposits	3,648,108	2,786,730
Borrowed funds	4,165	96,173
Subordinated debt	14,879	14,872
Lease liability	17,829	18,104
Accrued expenses and other liabilities	34,911	21,683
Accrued interest payable	661	846
Total liabilities	3,720,553	2,938,408
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,911,488 shares issued and outstanding at June 30, 2020 and 11,825,331 shares issued and outstanding at December 31, 2019	119	118
Additional paid-in capital	95,656	94,170
Retained earnings	198,965	191,843
Accumulated other comprehensive income	21,936	10,510
Total stockholders' equity	316,676	296,641
Total liabilities and stockholders' equity	$4,037,229	$3,235,049

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Loans and loans held for sale	$32,693	$30,419	$63,991	$60,035
Investment securities	3,384	3,285	6,868	6,507
Other interest-earning assets	79	597	244	1,056
Total interest and dividend income	36,156	34,301	71,103	67,598
Interest expense:
Deposits	3,220	5,292	7,625	9,998
Borrowed funds	180	—	595	279
Subordinated debt	230	231	461	459
Total interest expense	3,630	5,523	8,681	10,736
Net interest income	32,526	28,778	62,422	56,862
Provision for loan losses	2,675	955	8,822	555
Net interest income after provision for loan losses	29,851	27,823	53,600	56,307
Non-interest income:
Wealth management fees	1,346	1,371	2,786	2,670
Deposit and interchange fees	1,506	1,687	3,197	3,251
Income on bank-owned life insurance, net	150	162	303	324
Net gains on sales of debt securities	—	147	100	146
Net gains on sales of loans	338	69	485	105
Other income	670	604	1,337	1,380
Total non-interest income	4,010	4,040	8,208	7,876
Non-interest expense:
Salaries and employee benefits	16,417	14,119	31,236	27,600
Occupancy and equipment expenses	2,082	2,096	4,258	4,308
Technology and telecommunications expenses	2,311	1,701	4,499	3,427
Advertising and public relations expenses	489	792	1,134	1,497
Audit, legal and other professional fees	612	438	1,217	861
Deposit insurance premiums	537	366	941	717
Supplies and postage expenses	226	262	473	486
Other operating expenses	1,655	1,979	3,250	3,707
Total non-interest expense	24,329	21,753	47,008	42,603
Income before income taxes	9,532	10,110	14,800	21,580
Provision for income taxes	2,276	2,347	3,527	5,121
Net income	$7,256	$7,763	$11,273	$16,459

Basic earnings per share	$0.61	$0.66	$0.95	$1.40
Diluted earnings per share	$0.61	$0.66	$0.95	$1.39

Basic weighted average common shares outstanding	11,902,230	11,798,942	11,871,811	11,764,901
Diluted weighted average common shares outstanding	11,918,620	11,834,507	11,898,727	11,808,833

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$7,256	$7,763	$11,273	$16,459
Other comprehensive income, net of tax
Net change in fair value of debt securities	6,430	8,012	13,790	11,146
Net change in fair value of cash flow hedges	(301)	—	(2,364)	—
Total other comprehensive income, net of tax	6,129	8,012	11,426	11,146
Total comprehensive income, net	$13,385	$15,775	$22,699	$27,605

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2020	11,897,322	$119	$94,920	$193,791	$15,807	$304,637
Net income				7,256		7,256
Other comprehensive income, net					6,129	6,129
Common stock dividend declared ($0.175 per share)				(2,082)		(2,082)
Common stock issued under dividend reinvestment plan	13,781	—	305			305
Common stock issued, other	1,753	—	48			48
Stock-based compensation, net	(35)	—	420			420
Net settlement for employee taxes on restricted stock and options	(1,633)	—	(42)			(42)
Stock options exercised, net	300	—	5			5
Balance at June 30, 2020	11,911,488	$119	$95,656	$198,965	$21,936	$316,676

Balance at March 31, 2019	11,798,114	$118	$92,089	$172,004	$1,850	$266,061
Net income				7,763		7,763
Other comprehensive income, net					8,012	8,012
Common stock dividend declared ($0.16 per share)				(1,887)		(1,887)
Common stock issued under dividend reinvestment plan	10,503	—	294			294
Common stock issued, other	946	—	28			28
Stock-based compensation, net	(347)	—	457			457
Net settlement for employee taxes on restricted stock and options	(3,828)	—	(113)			(113)
Stock options exercised, net	620	—	12			12
Balance at June 30, 2019	11,806,008	$118	$92,767	$177,880	$9,862	$280,627

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				11,273		11,273
Other comprehensive income, net					11,426	11,426
Common stock dividend declared ($0.35 per share)				(4,151)		(4,151)
Common stock issued under dividend reinvestment plan	24,831	—	608			608
Common stock issued, other	2,226	—	55			55
Stock-based compensation, net	66,022	1	1,026			1,027
Net settlement for employee taxes on restricted stock and options	(7,962)	—	(224)			(224)
Stock options exercised, net	1,040	—	21			21
Balance at June 30, 2020	11,911,488	$119	$95,656	$198,965	$21,936	$316,676

Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				16,459		16,459
Other comprehensive income, net					11,146	11,146
Common stock dividend declared ($0.32 per share)				(3,762)		(3,762)
Common stock issued under dividend reinvestment plan	19,844	—	592			592
Common stock issued, other	1,210	—	36			36
Stock-based compensation, net	62,176	1	1,055			1,056
Net settlement for employee taxes on restricted stock and options	(6,569)	—	(353)			(353)
Stock options exercised, net	21,129	—	156			156
Balance at June 30, 2019	11,806,008	$118	$92,767	$177,880	$9,862	$280,627

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$11,273	$16,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,822	555
Depreciation and amortization	3,269	2,981
Stock-based compensation expense	932	944
Income on bank-owned life insurance, net	(303)	(324)
Net gains on sales of debt securities	(100)	(146)
Mortgage loans originated for sale	(23,228)	(6,207)
Proceeds from mortgage loans sold	22,837	5,637
Net gains on sales of loans	(485)	(105)
Net losses (gains) on equity securities	132	(263)
Changes in:
Increase in other assets	(7,216)	(5,860)
Decrease in other liabilities	(1,840)	(309)
Net cash provided by operating activities	14,093	13,362
Cash flows from investing activities:
Proceeds from sales of debt securities	2,627	13,623
Purchase of debt securities	(6,350)	(59,875)
Proceeds from maturities, calls and pay-downs of debt securities	27,325	22,714
Net purchases of equity securities	(319)	(717)
Net proceeds from the sales of FHLB capital stock	2,470	3,781
Net increase in loans	(610,795)	(26,904)
Additions to premises and equipment, net	(3,761)	(4,252)
Net cash used in investing activities	(588,803)	(51,630)
Cash flows from financing activities:
Net increase in deposits	861,378	265,366
Net decrease in borrowed funds	(92,008)	(100,008)
Cash dividends paid, net of dividend reinvestment plan	(3,543)	(3,170)
Proceeds from issuance of common stock	55	36
Net settlement for employee taxes on restricted stock and options	(224)	(353)
Net proceeds from stock option exercises	21	156
Net cash provided by financing activities	765,679	162,027

Net increase in cash and cash equivalents	190,969	123,759
Cash and cash equivalents at beginning of period	63,794	63,120
Cash and cash equivalents at end of period	$254,763	$186,879

See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2019 audited consolidated financial statements and notes thereto contained in the 2019 Annual Report on Form 10-K of Enterprise Bancorp, Inc. as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2020 (the "2019 Annual Report on Form 10-K"). The Company has not materially changed its significant accounting policies from those disclosed in its 2019 Annual Report on Form 10-K, other than to elect options for the temporary deferral of certain accounting guidance as allowed under the recently-enacted Coronavirus Aid, Relief, and Economic Security ("CARES") Act as discussed under Item (c), "Accounting Policies," below in this Note 1. See also Item (e), "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements adopted by the Company," below in this Note 1.

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

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, to engage in insurance sales activities and offer non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III.  The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At June 30, 2020, the Company had 25 full-service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). The Company is also scheduled to open a branch in North Andover, Massachusetts in late 2020 or early 2021. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and commercial insurance services.  The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying unaudited consolidated interim financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

(c) Accounting Policies

Restricted Cash and Investments

When the Company has pledged cash as collateral in relation to certain derivatives, the cash is carried as restricted cash within "Interest-earning deposits" on the Company's Consolidated Balance Sheet. See Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements below in the Quarterly Report on this Form 10-Q ("this Form 10-Q") for more information about the Company's collateral related to its derivatives.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock at par value in association with outstanding advances from the FHLB.  This FHLB stock represents the only restricted investment held by the Company and is carried at cost, which management believes approximates fair value. Based on management's periodic review for other-than-temporary impairment ("OTTI"), the Company has not recorded any OTTI charges on this investment to date.

Other Accounting Policies

The CARES Act allows certain financial institutions the option to delay the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13 (Measurement of Credit Losses on Financial Instruments), including the current expected credit loss ("CECL") methodology for estimating allowances for credit losses, during the period beginning on March 27, 2020 until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic ("pandemic") declared under the National Emergencies Act terminates; or (2) December 31, 2020. In the first quarter of 2020, the Company has elected to delay the adoption of CECL. See Item (e) "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements not yet adopted by the Company," below in this Note 1 for additional information on CECL.

In addition, Section 4013 of the CARES Act provides the option for financial institutions to suspend troubled debt restructuring ("TDR") accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the (1) earlier of December 31, 2020; or (2) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company is suspending TDR accounting, which primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral related to the pandemic since March 1, 2020, as long as those loans were current and risk rated as “pass” as of February 29, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from June 30, 2020 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that outside of the item noted below, there were no material subsequent events requiring recognition or disclosure.

On July 7, 2020, the Company completed a private placement with registration rights of $60.0 million in fixed-to-floating rate subordinated notes due July 15, 2030 and redeemable at the Company's option on or after July 15, 2025 (the "Notes"). The Notes bear a fixed rate of 5.25% for the first five years and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 5.175%. The Company is entitled to redeem the Notes, in whole or in part, on any interest payment date on or after July 15, 2025, or at any time, in whole but not in part, upon certain other specified events. The Company intends to use the net proceeds from the offering for general corporate purposes, organic growth and to support Bank regulatory capital ratios. Management anticipates contributing approximately $53.0 million of the net proceeds to the Bank in the third quarter of 2020.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Accounting pronouncements adopted by the Company

Standard/Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No. 2018-13, Fair Value Measurement (ASU Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement January 1, 2020	The amendments in this ASU modify the disclosure requirements related primarily to level 3 fair value measurements of the fair value hierarchy.
The adoption of ASU No. 2018-13 in January 2020 did not have a material impact on the Company's consolidated financial statements and results of operations because this ASU relates primarily to disclosure requirements and the dollar amounts of related assets held by the Company are immaterial.

ASU No.2018-15, Intangibles-Goodwill and Other- Internal-Use Software
(ASU Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

January 1, 2020

The major provision in the amendments in this ASU requires an entity to capitalize certain implementation costs incurred in a hosting arrangement that is a service contract in accordance with current GAAP for internal-use software and expense these costs over the term of the hosting arrangement. Additionally, these capitalized implementation costs are required to be reviewed for impairment in accordance with current GAAP for internal-use software. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

The adoption of ASU No. 2018-15 in January 2020 did not have a material impact on the Company's consolidated financial statements and results of operations.
ASU No. 2020-04. Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting Upon Issuance
The amendments in the provision are effective for a limited period and mainly address accounting and reporting challenges due to the transition from LIBOR on existing contracts. The optional expedients may be applied to loans, borrowings, leases and derivatives. The standard 1) simplifies the accounting analyses for contract modifications and 2) simplifies the hedge effectiveness assessment and allows hedging relationships impacted by the LIBOR transition to continue.

This ASU was effective upon issuance and is applicable until December 31, 2022. The Company adopted this ASU prospectively and made certain optional elections related to its cashflow hedge relationships which did not materially impact our consolidated financial statements. The Company continues to assess the other implications and expedients under this standard, which allows for elections to be made at different time intervals, but does not expect that the ASU will have a material impact on the Company's consolidated financial statements, or results of operations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Accounting pronouncements not yet adopted by the Company

Standard/Anticipated Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No. 2016-13, Financial Instruments - Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments

The earlier of (1) the date on which the national emergency concerning the pandemic declared by the National Emergencies Act terminates; or (2) December 31, 2020.

The amendments in this ASU require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented at the net amount expected to be collected. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring. The amendments in this ASU eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity's current estimate of CECL. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the report amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Statement of Income reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.

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

In accordance with the CARES Act, the Company elected to defer the adoption of this standard. Upon adoption, the Company estimates a reduction to retained earnings in the range of $1.0 to $3.0 million, net of tax, with an effective date of January 1, 2020. The Company continues to monitor regulatory guidance related to this deferment.
In March 2020, the regulatory banking agencies issued an interim final rule that allows banking institutions that implement CECL during 2020 to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. The Company is currently assessing its options at this time and will make its election when it adopts CECL.

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
The adoption of ASU No. 2018-14 will not have a material impact on the Company's consolidated financial statements and results of operations because this ASU relates primarily to disclosure requirements and the balances of the benefit plans impacted by this ASU are immaterial to the Company.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(2)Investment Securities

As of June 30, 2020, and December 31, 2019, the Company's investment portfolio was comprised primarily of debt securities, with a small portion of the portfolio invested in equity securities.

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

Debt Securities

The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	June 30, 2020
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$1,000	$1	$—	$1,001
Residential federal agency MBS(1)	178,325	7,828	51	186,102
Commercial federal agency MBS(1)	109,233	8,232	—	117,465
Taxable municipal securities	83,989	7,985	45	91,929
Tax-exempt municipal securities	90,537	6,396	—	96,933
Corporate bonds	12,908	882	—	13,790
Certificate of deposits ("CDs")(2)	454	—	—	454
Total debt securities, at fair value	$476,446	$31,324	$96	$507,674

	December 31, 2019
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$999	$5	$—	$1,004
Residential federal agency MBS(1)	190,392	2,599	333	192,658
Commercial federal agency MBS(1)	111,182	3,453	—	114,635
Taxable municipal securities	79,095	2,726	134	81,687
Tax-exempt municipal securities	95,342	4,696	—	100,038
Corporate bonds	13,826	485	—	14,311
CDs(2)	454	1	—	455
Total debt securities, at fair value	$491,290	$13,965	$467	$504,788
__________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.
(2)CDs represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies. The remaining MBS investments totaled $23.0 million and $23.5 million at June 30, 2020 and December 31, 2019, respectively.

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

The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments, by the duration of their continuous unrealized loss positions at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$5,348	$51	$—	$—	$5,348	$51	2
Taxable municipal securities	2,955	45	—	—	2,955	45	2
Total temporarily impaired debt securities	$8,303	$96	$—	$—	$8,303	$96	4

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$36,464	$263	$5,060	$70	$41,524	$333	11
Taxable municipal securities	16,826	134	—	—	16,826	134	15
Total temporarily impaired debt securities	$53,290	$397	$5,060	$70	$58,350	$467	26

Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. During the six months ended June 30, 2020 and 2019, the Company did not record any OTTI on its investments in debt securities and at June 30, 2020, management did not consider any debt securities to have OTTI. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the Company's 2019 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K.

The contractual maturity distribution at June 30, 2020 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,108	$12,204
Due after one, but within five years	86,716	92,700
Due after five, but within ten years	162,614	177,568
Due after ten years	215,008	225,202
Total debt securities	$476,446	$507,674

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

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB.  The fair value of debt securities pledged as collateral for these purposes was $496.7 million at June 30, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Sales of debt securities for the three and six months ended June 30, 2020 and June 30, 2019 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Amortized cost of debt securities sold (1)	$—	$9,828	$2,527	$11,621
Gross realized gains on sales	—	147	100	149
Gross realized losses on sales	—	—	—	(3)
Total proceeds from sales of debt securities	$—	$9,975	$2,627	$11,767
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

Equity securities are accounted for under ASC Topic 321, "Investments-Equity Securities," and are recorded on the Company's consolidated balance sheet at fair value with changes in fair value recognized in the Company's Consolidated Statement of Income as a component of "Other Income." The amount related to equity securities fair value adjustments recognized in "Other income" is dependent primarily on the amount of dollars invested in equities and the magnitude of changes in equity market values.

The Company held equity securities with a fair value of $654 thousand at June 30, 2020 and $467 thousand at December 31, 2019. At June 30, 2020, the equity portfolio consisted primarily of investments in common stock of individual entities in the financial services industry and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and six months ended June 30, 2020 and June 30, 2019 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$66	$77	$(132)	$263
Less: Net losses recognized on equity securities sold during the period	(11)	—	(11)	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$77	$77	$(121)	$263

(3)	Loans

The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2019 Annual Report on Form 10-K.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial real estate	$1,471,586	$1,394,179
Commercial and industrial	454,455	501,227
Commercial construction	404,008	317,477
SBA Paycheck Protection Program	505,557	—
Total commercial loans	2,835,606	2,212,883

Residential mortgages	261,786	247,373
Home equity	88,157	98,252
Consumer	9,174	10,054
Total retail loans	359,117	355,679

Gross loans	3,194,723	2,568,562
Deferred loan origination fees, net	(3,183)	(3,103)
Deferred PPP fees	(15,398)	—
Total loans	3,176,142	2,565,459

Allowance for loan losses	(42,324)	(33,614)
Net loans	$3,133,818	$2,531,845

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $102.5 million at June 30, 2020 and $104.3 million at December 31, 2019. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Paycheck Protection Program (the "PPP")

The PPP was established by the CARES act and implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to eight weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. The PPP loans will carry an interest rate of 1% to paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be 2 years or 5 years. The PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of 5 years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. As of June 30, 2020, the Company had funded 2,636 PPP loans totaling $505.6 million.

In addition to generating interest income, the SBA pays a lender’s fees for processing PPP loans. As of June 30, 2020, the Company has recorded $17.0 million in PPP-related SBA processing fees "PPP fees" and is accreting these deferred fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining deferred fee is realized into interest-income at that time. During the quarter, the Company recognized $1.6 million in PPP fees.

Loans serviced for others

At June 30, 2020 and December 31, 2019, the Company was servicing residential mortgage loans owned by investors amounting to $15.9 million and $15.7 million, respectively.  Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $78.0 million and $80.2 million at June 30, 2020 and December 31, 2019, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial real estate	$224,432	$246,865
Residential mortgages	236,653	231,028
Home equity	7,380	7,676
Total loans pledged to FHLB	$468,465	$485,569

See also Note 4, "Allowance for Loan Losses," of this Form 10-Q, contained below, for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses. See Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained below, for information regarding interest-rate swap agreements related to certain commercial loans, and see Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for loans.

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure but due to the economic uncertainty from the pandemic, management has strengthened risk management over new originations and existing credits.  See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2019 Annual Report on Form 10-K.

The Company has elected to delay the adoption of CECL in accordance with the CARES Act, which allows Companies to delay adoption until the earlier of: (1) the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates; or (2) December 31, 2020. The information that follows is presented under the incurred loss model.

The balances of loans as of June 30, 2020 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$14,310	$1,457,276	$1,471,586
Commercial and industrial	9,513	444,942	454,455
Commercial construction	8,294	395,714	404,008
SBA PPP loans	—	505,557	505,557
Residential mortgages	888	260,898	261,786
Home equity	473	87,684	88,157
Consumer	39	9,135	9,174
Total gross loans	$33,517	$3,161,206	$3,194,723

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The balances of loans as of December 31, 2019 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$17,515	$1,376,664	$1,394,179
Commercial and industrial	9,332	491,895	501,227
Commercial construction	3,347	314,130	317,477
Residential mortgages	1,229	246,144	247,373
Home equity	411	97,841	98,252
Consumer	44	10,010	10,054
Total gross loans	$31,878	$2,536,684	$2,568,562

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	June 30, 2020
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$18,311	$—	$—	$1,453,275	$1,471,586
Commercial and industrial	9,872	2,452	—	442,131	454,455
Commercial construction	8,798	—	—	395,210	404,008
SBA PPP loans	—	—	—	505,557	505,557
Residential mortgages	983	—	—	260,803	261,786
Home equity	556	—	—	87,601	88,157
Consumer	61	—	—	9,113	9,174
Total gross loans	$38,581	$2,452	$—	$3,153,690	$3,194,723

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2019
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,664	$—	$—	$1,377,515	$1,394,179
Commercial and industrial	10,900	2,370	—	487,957	501,227
Commercial construction	4,836	—	—	312,641	317,477
Residential mortgages	1,825	—	—	245,548	247,373
Home equity	455	—	—	97,797	98,252
Consumer	69	3	—	9,982	10,054
Total gross loans	$34,749	$2,373	$—	$2,531,440	$2,568,562

Total adversely classified loans amounted to 1.29% of total loans at June 30, 2020, compared to 1.45% at December 31, 2019.

Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$3,375	$2,282	$4,382	$10,039	$1,461,547	$1,471,586	$8,789
Commercial and industrial	345	602	1,074	2,021	452,434	454,455	5,549
Commercial construction	—	—	5,295	5,295	398,713	404,008	5,801
SBA PPP loans	—	—	—	—	505,557	505,557	—
Residential mortgages	674	—	—	674	261,112	261,786	473
Home equity	—	—	254	254	87,903	88,157	705
Consumer	20	15	—	35	9,139	9,174	18
Total gross loans	$4,414	$2,899	$11,005	$18,318	$3,176,405	$3,194,723	$21,335

	Balance at December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,469	$3,914	$4,158	$9,541	$1,384,638	$1,394,179	$8,280
Commercial and industrial	576	1,034	265	1,875	499,352	501,227	3,285
Commercial construction	576	3,325	1,735	5,636	311,841	317,477	1,735
Residential mortgages	700	283	623	1,606	245,767	247,373	411
Home equity	645	—	169	814	97,438	98,252	1,040
Consumer	12	—	6	18	10,036	10,054	20
Total gross loans	$3,978	$8,556	$6,956	$19,490	$2,549,072	$2,568,562	$14,771

At June 30, 2020 and December 31, 2019, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $58 thousand at June 30, 2020 and $84 thousand at December 31, 2019. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The ratio of non-accrual loans to total loans amounted to 0.67% at June 30, 2020 and 0.58% and at December 31, 2019.

At June 30, 2020, additional funding commitments for non-accrual loans were not material.

At June 30, 2020, short term payment deferrals were granted on 1,130 loans amounting to $594.8 million, or 22% of the Company's loan portfolio, excluding PPP loans.

Impaired loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) will be collected in accordance with the original contractual terms. Impaired loans include loans that have been modified in a TDR, see "Troubled Debt Restructurings" below. Impaired loans are individually evaluated and exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

The carrying value of impaired loans amounted to $33.5 million and $31.9 million at June 30, 2020 and December 31, 2019, respectively.  Total accruing impaired loans amounted to $12.2 million and $17.1 million at June 30, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $21.3 million and $14.8 million as of June 30, 2020 and December 31, 2019, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at June 30, 2020
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$15,410	$14,310	$13,816	$494	$37
Commercial and industrial	11,557	9,513	5,533	3,980	2,351
Commercial construction	8,333	8,294	6,263	2,031	1,440
SBA PPP loans	—	—	—	—	—
Residential mortgages	996	888	888	—	—
Home equity	657	473	473	—	—
Consumer	40	39	—	39	39
Total	$36,993	$33,517	$26,973	$6,544	$3,867

	Balance at December 31, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$18,537	$17,515	$17,129	$386	$31
Commercial and industrial	11,455	9,332	7,405	1,927	974
Commercial construction	3,359	3,347	3,347	—	—
Residential mortgages	1,331	1,229	1,229	—	—
Home equity	607	411	411	—	—
Consumer	44	44	—	44	44
Total	$35,333	$31,878	$29,521	$2,357	$1,049

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended June 30, 2020		Three months ended June 30, 2019
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,289	$70	$16,425	$122
Commercial and industrial	8,664	40	11,474	94
Commercial construction	7,674	5	1,738	27
SBA PPP loans	—	—	—	—
Residential mortgages	898	2	939	17
Home equity	419	(1)	436	—
Consumer	41	1	24	(1)
Total	$31,985	$117	$31,036	$259

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the six months indicated:

	Six months ended June 30, 2020		Six months ended June 30, 2019
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,781	$142	$16,114	$242
Commercial and industrial	8,236	68	11,696	209
Commercial construction	6,215	5	1,736	52
SBA PPP loans	—	—	—	—
Residential mortgages	1,059	4	914	18
Home equity	410	(1)	472	—
Consumer	41	1	21	(1)
Total	$30,742	$219	$30,953	$520

At June 30, 2020, additional funding commitments for impaired loans were not material.

Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered.  Typically, such concessions may consist of one or a combination of the following: a reduction in interest rate to a below market rate, taking into account the credit quality of the note; extension of additional credit based on receipt of adequate collateral; or a deferment or reduction of payments (principal or interest) which materially alters the Company's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated probable credit loss.

Total TDR loans, included in the impaired loan balances above, as of June 30, 2020 and December 31, 2019, were $19.3 million and $21.1 million, respectively. TDR loans on accrual status amounted to $12.2 million and $17.1 million at June 30, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $7.1 million at June 30, 2020 and $4.0 million at December 31, 2019. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	Six months ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Extended maturity date	2	$1,743	—	$—
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	975	7	89
Temporary interest only payment plan	—	—	2	395
Forbearance of post default rights	4	2,509	—	—
Other payment concessions	—	—	3	1,759
Total	8	$5,227	12	$2,243
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$1,320		$89

Loans modified as TDRs during the three month periods ended June 30, 2020 and June 30, 2019 are detailed below:

	Three months ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—	2	$1,626	$1,626
Commercial and industrial	—	—	—	2	212	216
Commercial construction	2	1,314	1,518	—	—	—
SBA PPP loans	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	1	6	6
Total	2	$1,314	$1,518	5	$1,844	$1,848

At June 30, 2020, additional funding commitments for TDR loans were not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults, during the three month periods ended June 30, 2020 on loans modified as TDRs within the preceding twelve months are detailed below:

Three months ended
June 30, 2020
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	64
Commercial construction	—	—
SBA PPP loans	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	2	$64

There were no payment defaults during the three month period ended June 30, 2019.

Loans modified as TDRs during the six month periods ended June 30, 2020 and June 30, 2019 are detailed below:

	Six months ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—	3	$2,047	$1,626
Commercial and industrial	1	474	402	7	406	299
Commercial construction	6	4,754	4,825	—	—	—
SBA PPP loans	—	—	—	—	—	—
Residential mortgages	—	—	—	1	315	312
Home equity	—	—	—	—	—	—
Consumer	1	1	—	1	6	6
Total	8	$5,229	$5,227	12	$2,774	$2,243

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2020 or June 30, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Payment defaults, during the six month periods ended June 30, 2020 and June 30, 2019 on loans modified as TDRs within the preceding twelve months are detailed below:

Six months ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	2	64	2	172
Commercial construction	2	1,743	—	—
SBA PPP loans	—	—	—	—
Residential mortgages	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	4	$1,807	2	$172

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

The allowance for loan losses amounted to $42.3 million at June 30, 2020, compared to $33.6 million at December 31, 2019, and $34.4 million at June 30, 2019. The allowance for loan losses to total loans ratio was 1.33% at June 30, 2020, 1.31% at December 31, 2019, and 1.42% at June 30, 2019. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2020.

For the six months ended June 30, 2020, the provision for loan losses amounted to $8.8 million, compared to $555 thousand for the six months ended June 30, 2019. The provision for the six months ended June 30, 2020 consisted of $5.2 million in general reserve factor increases related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio, $2.3 million related to classified and impaired loans and $1.3 million related to loan growth and other factors.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the three months ended June 30, 2020 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2020	$20,861	$10,235	$6,161	$1,598	$636	$273	$39,764
Provision	1,616	(345)	1,337	130	(26)	(37)	2,675
Recoveries	—	67	—	—	3	15	85
Less: Charge offs	—	194	—	—	—	6	200
Ending Balance at June 30, 2020	$22,477	$9,763	$7,498	$1,728	$613	$245	$42,324

Changes in the allowance for loan losses by portfolio classification for the six months ended June 30, 2020 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2019	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision	4,139	759	3,349	533	71	(29)	8,822
Recoveries	—	174	—	—	6	25	205
Less: Charge offs	—	299	—	—	—	18	317
Ending Balance at June 30, 2020	$22,477	$9,763	$7,498	$1,728	$613	$245	$42,324
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$37	$2,351	$1,440	$—	$—	$39	$3,867
Allocated to loans collectively evaluated for impairment	$22,440	$7,412	$6,058	$1,728	$613	$206	$38,457

Changes in the allowance for loan losses by portfolio classification for the three months ended June 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2019	$17,826	$10,403	$3,452	$1,184	$627	$237	$33,729
Provision	2	647	265	3	(1)	39	955
Recoveries	—	140	—	—	3	8	151
Less: Charge offs	—	459	—	—	—	25	484
Ending Balance at June 30, 2019	$17,828	$10,731	$3,717	$1,187	$629	$259	$34,351

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the six months ended June 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2018	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849
Provision	(186)	241	410	27	(5)	68	555
Recoveries	—	456	—	—	5	13	474
Less: Charge offs	—	459	—	—	—	68	527
Ending Balance at June 30, 2019	$17,828	$10,731	$3,717	$1,187	$629	$259	$34,351
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$5	$2,307	$—	$5	$—	$32	$2,349
Allocated to loans collectively evaluated for impairment	$17,823	$8,424	$3,717	$1,182	$629	$227	$32,002

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

The Company had no OREO at June 30, 2020 or December 31, 2019, and the OREO carrying value at June 30, 2019 was $255 thousand. There were no OREO additions during the six months ended June 30, 2020 and one addition during the six months ended June 30, 2019. There were no sales, or subsequent write downs of OREO during the six months ended June 30, 2020 or 2019.

At both June 30, 2020 and December 31, 2019, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12 months or less and immaterial equipment leases have been excluded. As of June 30, 2020, the Company had 15 operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Lease expenses for the three and six months ended June 30, 2020 were $324 thousand and $649 thousand, respectively. Lease expense for the three and six months ended June 30, 2019 were $373 thousand and $707 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at June 30, 2020 and June 30, 2019 was 27.0 years and 27.7 years, respectively. The weighted average discount rate was 3.79% at June 30, 2020 and June 30, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

At June 30, 2020, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2020 (six remaining months)	$634
2021	1,242
2022	1,244
2023	1,251
2024	1,256
Thereafter	23,344
Total lease payments	$28,971
Less: Imputed interest	11,142
Total lease liability	$17,829

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

(6)	Deposits

Deposits are summarized as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-interest checking	$1,282,535	$794,583
Interest-bearing checking	540,735	467,988
Savings	243,647	203,236
Money market	1,228,847	1,009,972
CDs $250,000 or less	198,843	220,751
CDs greater than $250,000	78,504	90,200
Total customer deposits	3,573,111	2,786,730
Brokered deposits (1)	74,997	—
Total deposits	$3,648,108	$2,786,730

___________________________________

(1)	Brokered CDs which are $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $520.0 million and $419.7 million at June 30, 2020 and December 31, 2019, respectively.

The Company's brokered deposit balance at June 30, 2020 consists of short-term brokered CDs used in conjunction with cash flow hedge interest-rate swaps.

See Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained below, for additional information on the Company's interest-rate swaps. See Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for deposits.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(7)	Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $4.2 million and $96.2 million at June 30, 2020 and December 31, 2019, respectively, in FHLB advances.

Borrowed funds at June 30, 2020 and December 31, 2019 are summarized, as follows:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Rate	Balance	Rate
Overnight	$—	—%	$92,000	1.85%
Within 12 months	3,697	2.22%	3,697	2.22%
Over 5 years	468	—%	476	—%

The Company's borrowings at June 30, 2020 are related to specific lending projects under the FHLB's community development program. At December 31, 2019, borrowed funds, excluding overnight advances, also related to the specific lending projects noted above.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $14.9 million at both June 30, 2020 and December 31, 2019, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes (the "2015 Notes") issued in January 2015, with a 15-year term and currently callable by the Company at a premium. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the 2015 Notes.

The 2015 Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply. Refer to Note 8, "Borrowed Funds and Subordinated Debt," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K for additional information about the Company's subordinated debt.

See Note 1, "Summary of Significant Accounting Policies," item (d), "Subsequent Events," of this Form 10-Q, contained above, for information regarding additional subordinated debt issued on July 7, 2020.

See Note 2, "Investment Securities," and Note 3, "Loans," of this Form 10-Q, contained above, for further information regarding securities and loans pledged for borrowed funds. Refer to the "Liquidity" and "Borrowed Funds" sections in the "Financial Condition" section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation," of this Form 10-Q for additional information about other sources of funding available to the Company and the Company's borrowing capacity.

(8)	Derivatives and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and may also, at times, use derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income (“AOCI”), net of tax and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to cash flow hedge derivatives will be reclassified to interest expense as interest is incurred on the Company’s hedge liability or to interest income as interest is earned on the Company's hedge asset. See Note 10, “Other Comprehensive Income (Loss),” of this Form 10-Q for additional information related to the cash flow hedges impact on the Company’s AOCI and Consolidated Statements of Income.

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

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of June 30, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$3,288
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$3,288

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$38,881	$3,011	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	38,881	3,011
Total back-to-back interest-rate swaps	$38,881	$3,011	$38,881	$3,011

	December 31, 2019
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$10,502	$625	$12,273	$187
Interest-rate contracts - pay fixed, receive floating	—	—	22,775	438
Total back-to-back interest-rate swaps	$10,502	$625	$35,048	$625
__________________________________________

(1)	Accrued interest balances related to the Company’s interest rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value hedges at either June 30, 2020 or December 31, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Cash flow hedges

Interest-rate swap agreements may be entered into as hedges against future interest-rate fluctuations on specifically identified assets or liabilities. The Company’s cash flow hedges are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s wholesale funding.

The Company’s objectives in using these interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with short-term wholesale funding, which may be comprised of brokered deposits and FHLB advances. Each swap has a notional value of $25.0 million with respective maturities of three years, four years and five years. At June 30, 2020, these interest rate swaps are designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In relation to the Company's cash flow hedges, the Company estimates that an additional $905 thousand (pre-tax) will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

Back-to-back swaps

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 10 interest-rate swaps outstanding at both June 30, 2020 and December 31, 2019. The transaction structure effectively minimizes the Bank's interest rate risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the six months ended June 30, 2020 or June 30, 2019.

At June 30, 2020, all of the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheet. The table below presents at December 31, 2019, the Company's liability derivative positions and the potential effect of those netting arrangements on its financial position. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

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

The Company has one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at June 30, 2020. The Company had no credit risk exposure at either June 30, 2020 or December 31, 2019 relating to interest-rate swaps with counterparties.  When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheet. If the Company posts collateral, the cash is restricted, is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheet. The Company posted cash collateral of $6.4 million and $850 thousand at June 30, 2020 and December 31, 2019, respectively.

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of June 30, 2020, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $6.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at June 30, 2020 as noted above.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral.  If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan.  At both June 30, 2020 and December 31, 2019, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At June 30, 2020, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At June 30, 2020 and December 31, 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9)	Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of June 30, 2020 had 11,911,488 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as, and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-Q.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 118,550 shares and 102,056 shares as of June 30, 2020 and December 31, 2019, respectively. See Note 13, "Earnings per Share," of this Form 10-Q, contained below, for further information regarding unvested participating restricted awards and the Company's earnings per share calculation.

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

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of June 30, 2020. See Note 10 "Comprehensive Income (Loss)," of this Form 10-Q for changes to stockholders' equity from comprehensive income (loss) as of June 30, 2020. Refer to Note 11, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2019 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

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

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2020			Three months ended June 30, 2019
(Dollars in thousands)	Pre Tax	Tax (Expense) Benefit	After Tax Amount	Pre Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$8,256	$(1,826)	$6,430	$10,454	$(2,327)	$8,127
Less: net security gains reclassified into non-interest income	—	—	—	147	(32)	115
Net change in fair value of debt securities	8,256	(1,826)	6,430	10,307	(2,295)	8,012

Change in fair value of cash flow hedges	(504)	142	(362)	—	—	—
Less: net cash flow hedges losses reclassified into interest expense	(85)	24	(61)	—	—	—
Net change in fair value of cash flow hedges	(419)	118	(301)	—	—	—

Total other comprehensive income (loss), net	$7,837	$(1,708)	$6,129	$10,307	$(2,295)	$8,012

	Six months ended June 30, 2020			Six months ended June 30, 2019
(Dollars in thousands)	Pre Tax	Tax (Expense) Benefit	After Tax Amount	Pre Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$17,830	$(3,962)	$13,868	$14,494	$(3,234)	$11,260
Less: net security gains reclassified into non-interest income	100	(22)	78	146	(32)	114
Net change in fair value of debt securities	17,730	(3,940)	13,790	14,348	(3,202)	11,146

Change in fair value of cash flow hedges	(3,348)	941	(2,407)	—	—	—
Less: net cash flow hedges losses reclassified into interest expense	(60)	17	(43)	—	—	—
Net change in fair value of cash flow hedges	(3,288)	924	(2,364)	—	—	—

Total other comprehensive income (loss), net	$14,442	$(3,016)	$11,426	$14,348	$(3,202)	$11,146

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended June 30, 2020			Three months ended June 30, 2019
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$17,870	$(2,063)	$15,807	$1,850	$—	$1,850
Total other comprehensive income (loss), net	6,430	(301)	6,129	8,012	—	8,012
Accumulated other comprehensive income - ending balance	$24,300	$(2,364)	$21,936	$9,862	$—	$9,862

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Six months ended June 30, 2020			Six months ended June 30, 2019
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains (losses) on debt securities	Unrealized gains (losses) on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$10,510	$—	$10,510	$(1,284)	$—	$(1,284)
Total other comprehensive income (loss), net	13,790	(2,364)	11,426	11,146	—	11,146
Accumulated other comprehensive income - ending balance	$24,300	$(2,364)	$21,936	$9,862	$—	$9,862

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the plan amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2020 and June 30, 2019, respectively.

Total expenses for the plan were $20 thousand and $40 thousand for the three and six months ended June 30, 2020, respectively, compared to $25 thousand and $50 thousand for the three and six months ended June 30, 2019, respectively. The Company anticipates accruing an additional $40 thousand related to the plan during the remainder of 2020.

Supplemental Life Insurance

The Company has provided supplemental life insurance through split-dollar life insurance arrangements for certain executive and senior officers on whom the Bank owns bank-owned life insurance.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, were $23 thousand and $46 thousand for the three and six months ended June 30, 2020, respectively, compared to $49 thousand and $99 thousand for the three and six months ended June 30, 2019, respectively.

See also Note 12, "Stock-Based Compensation," of this Form 10-Q, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(12)	Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). As of June 30, 2020, 192,190 shares remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired, plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Total stock-based compensation expense was $506 thousand and $932 thousand for the three and six months ended June 30, 2020, respectively, compared to $518 thousand and $944 thousand for the three and six months ended June 30, 2019, respectively.

A tax expense associated with employee exercises and vesting of stock compensation of approximately $2 thousand and $34 thousand was recorded as an addition to the Company's income tax expense for the three and six months ended June 30, 2020, respectively, compared with a tax benefit of $17 thousand and $128 thousand for the three and six months ended June 30, 2019,

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

Options granted during the first six months of 2020 and 2019 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $45 thousand and $90 thousand for the three and six months ended June 30, 2020, respectively, compared to $48 thousand and $96 thousand for the three and six months ended June 30, 2019, respectively.

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

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $375 thousand and $684 thousand for the three and six months ended June 30, 2020, respectively, compared to $409 thousand and $710 thousand for the three and six months ended June 30, 2019, respectively.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings.  Stock-based compensation expense related to these directors' fees amounted to $86 thousand and $158 thousand for the three and six months ended June 30, 2020, respectively, compared to $61 thousand and $138 thousand for the three and six months ended June 30, 2019, respectively, and is included in other operating expenses. In January 2020, non-employee directors were issued 8,346 shares of the Company's common stock in lieu of 2019 annual cash fees of $253 thousand at a price of $30.35 per share, based on the Company's average quarterly close price in 2019.

For further information regarding the Company's stock awards, see Note 9, "Stockholders' Equity," of this Form 10-Q, contained above, under the caption "Shares Authorized and Share Issuance." There have been no material changes to the terms of the Company's stock incentive plans or the terms for vesting, forfeiture and settlement for options and restricted stock awards granted and outstanding under such plans as reported in the 2019 Annual Report on Form 10-K. Refer to Note 13, "Stock-Based Compensation Plans," to the Company's audited consolidated financial statements in the Company's 2019 Annual Report on Form 10-K for further information on the Company's stock incentive plans, stock options and restricted awards including descriptions of the assumptions used in the valuation model for stock options.

(13)	Earnings per Share

Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. See Note 9, "Stockholders' Equity," under the caption "Shares Authorized and Share Issuance," of this Form 10-Q above for further information regarding the Company's participating securities. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	11,902,230	11,798,942	11,871,811	11,764,901
Dilutive shares	16,390	35,565	26,916	43,932
Diluted weighted average common shares outstanding	11,918,620	11,834,507	11,898,727	11,808,833

There were 75,979 and 75,545 stock options outstanding for the three and six months ended June 30, 2020, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 52,571 and 52,478 stock options outstanding for the three and six months ended June 30, 2019, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2020
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$507,674	$—	$507,674	$—
Equity securities	654	654	—	—
FHLB stock	2,014	—	2,014	—
Interest-rate swaps	3,011	—	3,011	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	3,866	—	—	3,866

Liabilities measured on a recurring basis:
Interest-rate swaps	$6,299	$—	$6,299	$—

	December 31, 2019
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$504,788	$—	$504,788	$—
Equity securities	467	467	—	—
FHLB stock	4,484	—	4,484	—
Interest-rate swaps	625	—	625	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,268	—	—	1,268

Liabilities measured on a recurring basis:
Interest-rate swaps	$625	$—	$625	$—

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

Impaired loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific allowances assigned to the collateral dependent impaired loans amounted to $3.3 million at June 30, 2020 compared to $564 thousand at December 31, 2019.

The fair values for the interest-rate swap assets and liabilities, which is comprised of back-to-back swaps and cash flow hedges, represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest rate curves. The settlement values are based on discounted cash flow analysis, a widely accepted valuation technique, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 8, "Derivatives and Hedging Activities," this Form 10-Q, contained above, for additional information on the Company's interest-rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At June 30, 2020 and December 31, 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2020 and December 31, 2019:

	Fair Value
(Dollars in thousands)	June 30, 2020	December 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$3,866	$1,268	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	June 30, 2020
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,477	$1,487	$—	$1,487	$—
Loans, net	3,133,818	3,180,977	—	—	3,180,977
Financial liabilities:
CDs (including brokered)	352,344	356,606	—	356,606	—
Borrowed funds	4,165	4,085	—	4,085	—
Subordinated debt	14,879	15,604	—	—	15,604

	December 31, 2019
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$601	$609	$—	$609	$—
Loans, net	2,531,845	2,542,577	—	—	2,542,577
Financial liabilities:
CDs	310,951	311,975	—	311,975	—
Borrowed funds	96,173	96,045	—	96,045	—
Subordinated debt	14,872	14,957	—	—	14,957

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(15)	Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2020 and June 30, 2019 is as follows:

	Six months ended June 30, 2020
(Dollars in thousands)	2020	2019
Supplemental financial data:
Cash paid for: interest	$8,866	$10,753
Cash paid for: income taxes	5,938	5,671
Cash paid for: lease liability	643	576
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	10,119	2,950
Transfer from loans to other real estate owned	—	255
ROU lease assets: operating leases(1)	—	19,635
_________________________________________

(1)	This represents the right of use ("ROU") lease asset that was recorded upon adoption of ASC 842 in 2019 and new leases added in the periods indicated.

Item 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q are forward-looking statements, including, but not limited to statements related to management's views on:

•	the banking environment and the economy;

•	the impact of the COVID-19 pandemic ("pandemic") and the Company’s participation in and execution of government programs related to the pandemic;

•	competition and market expansion opportunities;

•	the interest-rate environment, credit risk and the level of future non-performing assets and charge-offs;

•	potential asset and deposit growth, future non-interest expenditures and non-interest income growth;

•	expansion strategy; and

•	borrowing capacity.

The Company cautions readers that such forward-looking statements reflect numerous assumptions that management believes to be reasonable, but which are inherently uncertain and beyond the Company's control. Forward-looking statements involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:

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

(xviii)
changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; and

(xix)
the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Part II, Item1A, "Risk Factors," of this Form 10-Q and Item 1A, "Risk Factors," of the Company's 2019 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended June 30, 2020 amounted to $7.3 million, or $0.61 per diluted share, compared to $7.8 million, or $0.66 per diluted share, for the three months ended June 30, 2019. Net income for the six months ended June 30, 2020 amounted to $11.3 million, or $0.95 per diluted share, compared to $16.5 million, or $1.39 per diluted share, for the six months ended June 30, 2019.

The net income results for the quarter and year-to-date June 30, 2020, compared to the same respective 2019 periods, were impacted by the ongoing pandemic and the Company's participation in the Small Business Administration ("SBA") Paycheck Protection Program ("PPP”). The provision for loan losses increased as the Company added general reserves to address economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio. The increase over the prior year was larger in the first quarter. Net interest income increased, in particular in the second quarter benefiting from first quarter loan growth and from second quarter PPP loan income, partially offset by a lower net interest margin since the comparable periods. Interest rates have declined significantly since late 2019, including an extraordinary emergency federal funds rate cut in mid-March 2020. Operating expenses increased for the quarter and year-to-date ended June 30, 2020 compared to the prior year, due primarily to the Company’s strategic growth initiatives, and also from higher salary and benefit costs related to the pandemic, including our team members’ PPP loan origination effort in the second quarter. These items are discussed in more detail below and in the “Results of Operations.”

Total assets, total loans, and customer deposits as of June 30, 2020 have increased by 27%, 32%, and 26%, respectively, compared to June 30, 2019. Our growth figures have been significantly impacted by both the outstanding PPP loans and the pandemic in general. Excluding PPP loans, total loans have increased by 11% compared to June 30, 2019. Deposit growth has been positively and significantly impacted by the PPP, stimulus checks and the pandemic, as the PPP loan monies were distributed into deposit accounts and many customers are proactively building liquidity in response to the economic uncertainty caused by the pandemic. We anticipate that as the majority of PPP loans are forgiven or paid off, which we believe will occur principally over the next 12 months, and as customers spend down their PPP loan funds, this will result in a reduction in both loans and deposits.

Overall, the Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, digital transformation, and both new and existing branches. Our 25th branch located in Lexington, Massachusetts opened in the first quarter and our 26th branch located in North Andover, Massachusetts is anticipated to open in late 2020 or early 2021.

COVID-19 Pandemic

The pandemic and its effects have impacted the Company’s financial condition and results of operations, as discussed in this Management Discussion & Analysis. Management underscores that the pandemic may continue to impact the Company's financial condition and results of operations in the coming quarters, particularly due the economic uncertainty and its potential impact on interest rates, organic growth opportunities and the quality of the loan portfolio. However, the long-term impact of the pandemic on the Company cannot be reasonably estimated at this time.

The Company activated its pandemic response team in January in response to the emergence of the pandemic and has continued to adjust its operations as the pandemic has evolved. For updated information on business and operating changes impacting customers, please visit our website at www.Enterprisebanking.com.

Paycheck Protection Program

The PPP was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the SBA with support from the Department of the Treasury. The PPP is a federally-guaranteed, low-interest rate loan program that is designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay up to eight weeks of payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant forgiveness period and the borrower meets the employee retention criteria. The PPP loans will carry an interest rate of 1% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be either 2 or 5 years. The PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of 5 years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness.

All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. As of June 30, 2020, the Company had funded 2,636 PPP loans totaling $505.6 million.

In addition to generating interest income, the SBA pays a lender’s fees for processing PPP loans. At June 30, 2020, the Company has recorded $17.0 million in PPP-related SBA processing fees "PPP fees" and is accreting these fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining deferred fee is realized into interest-income at that time. During the quarter, the Company recognized $1.6 million in PPP fees.

Credit Quality

The Company determined its allowance for loan loss reserves using the incurred loss methodology. The allowance for loan losses to total loan ratio was 1.33% at June 30, 2020, compared to 1.31% at December 31, 2019 and 1.42% at June 30, 2019. Excluding PPP loans, which are fully guaranteed by the SBA, the allowance for loan losses to total loan ratio was 1.58% at June 30, 2020.

Non-performing assets to total assets amounted to 0.53% at June 30, 2020, compared to 0.46% at December 31, 2019 and 0.39% at June 30, 2019. Excluding PPP loans, the non-performing assets to total assets ratio was 0.60% at June 30, 2020.

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

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance as a result of the pandemic's impact. As of June 30, 2020, short term payment deferrals were granted on 1,130 loans amounting to $594.8 million, or 22% of the Company's loan portfolio, excluding PPP loans. Management is closely monitoring loans on deferral and estimates that approximately 75% of these loans will return to payment status after the initial three-month period has expired. The remaining loans on deferral are expected to be given another three-month deferral period. These loans continue to accrue interest in accordance with their initial terms.

Financial Strength & Stability

The Bank is designated as “well capitalized” by the Federal Deposit Insurance Corporation ("FDIC") and has collateralized lines of credit at both the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank of Boston ("FRB"). We also have access to the PPP Liquidity Facility ("PPPLF") established by the FRB. The Company had no PPPLF borrowings outstanding or loans pledged to the PPPLF at June 30, 2020. Any PPP loans pledged as collateral for the PPPLF would be excluded from average assets used in the leverage ratio calculation. The $505.6 million in PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios.

On July 7, 2020, the Company also completed a private placement with registration rights of $60.0 million in fixed-to-floating rate subordinated notes. The notes, with an initial fixed rate of 5.25%, are due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025. After the July issuance, the par value of or total outstanding subordinated notes amounted to $75.0 million. We anticipate the additional capital will increase the Bank's total capital to risk-weighted assets ratio from 11.79% at June 30, 2020 to 13.58% on a pro forma basis. For further information on the Bank's capital ratios, refer to "Capital Resources" below.

Accounting Implications

In the first quarter of 2020, the Company elected under the CARES Act to delay the adoption of CECL. The Company will be required to adopt CECL by December 31, 2020. We anticipate the adoption of CECL will result in a reduction to retained earnings and may increase the provision for loan losses in the period of adoption. See Note 1, Item (e), "Recent Accounting Pronouncements" to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding CECL.

The Company also suspended TDR accounting under the CARES Act beginning in the first quarter of 2020 for certain loan modifications. This election primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020 as long as those loans were current and risk rated as “pass” as of February 29, 2020.

Composition of Earnings

Throughout this Form 10-Q we have noted certain ratios or other measures of the Company’s performance as having been adjusted to remove the impact of PPP loans. Such ratios and other measures are considered non-GAAP measures. See the non-GAAP table below which provides a reconciliation of the non-GAAP measures to the information presented under U.S. generally accepted accounting principles (“GAAP”).

The Company's earnings are largely dependent on its net interest income, which is primarily the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings). Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin ("margin"). Margin presented on a tax equivalent basis by factoring in adjustments associated with interest income on tax exempt loans and investments is referred to as tax equivalent net interest margin ("T/E margin").

Net interest income for the three months ended June 30, 2020 amounted to $32.5 million, an increase of $3.7 million, or 13%, compared to the three months ended June 30, 2019. Net interest income for the six months ended June 30, 2020 amounted to $62.4 million, an increase of $5.6 million, or 10%, compared to the six months ended June 30, 2019. The increase in net interest income was due largely to interest-earning asset growth, primarily in loans, partially offset by a decline in T/E margin. The Company recognized $948 thousand in PPP interest income and $1.6 million in PPP fees, accreted to interest income, during the second quarter.
Average loan balances increased $661.4 million, or 28%, for the three months ended June 30, 2020 and $443.1 million, or 19%, for the six months ended June 30, 2020, compared to the same respective 2019 period averages. Excluding PPP loans, average loan balances increased $293.5 million, or 12%, and $259.1 million, or 11%, for the three and six months ended June 30, 2020, respectively, compared to the same respective 2019 period averages.
T/E margin was 3.59%, 3.89%, and 3.96% for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, respectively. T/E margin was 3.73% and 3.97% for the six months ended June 30, 2020 and June 30, 2019, respectively. Excluding PPP loans, T/E margin for the three and six months ended June 30, 2020 was 3.68% and 3.78%, respectively. The lower margin results primarily reflect the significant decline in interest rates since the comparable periods resulting in interest-earning asset yields declining faster than the cost of funding. T/E margin for the June 2020 quarter was also impacted by higher balances in lower-yielding short-term and overnight investments than the comparable periods. Interest-earning asset yields have been impacted by a 225 basis point decrease in the federal funds rate since June 30, 2019, with 150 basis points of that total decline occurring in March 2020. Term interest rates have also fallen significantly over the respective periods and collectively these interest rate decreases have reduced yields on loans repricing, short-term and overnight investments and interest-earning asset growth. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by interest rate declines.
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
For the three months ended June 30, 2020, the provision for loan losses amounted to $2.7 million, compared to $955 thousand for the three months ended June 30, 2019. The provision for the quarter ended June 30, 2020 consisted of $1.9 million in general reserve factor increases related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio and $800 thousand related to classified and impaired loans.
For the six months ended June 30, 2020, the provision for loan losses amounted to $8.8 million, compared to $555 thousand for the six months ended June 30, 2019. The provision for the six months ended June 30, 2020 consisted of $5.2 million in general reserve factor increases primarily related to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio, $2.3 million related to classified and impaired loans and $1.3 million related to loan growth and other factors.
The provisions for the 2019 periods were impacted by generally positive credit metrics, partially offset by the impact of loan growth.
Non-interest income for the three months ended June 30, 2020 amounted to $4.0 million, a decrease of $30 thousand, or 1%, compared to the three months ended June 30, 2019. Quarter-to-date non-interest income decreased in 2020 due primarily to decreases in deposit and interchange fees as well as net gains on sales of securities, partially offset by net gains on sales of loans. Non-interest income for the six months ended June 30, 2020 amounted to $8.2 million, an increase of $332 thousand, or

4%, compared to the six months ended June 30, 2019. Year-to-date non-interest income increased in 2020 due primarily to increases in net gains on sales of loans. Year-to-date other non-interest income decreased mainly due to decreases in equity investment fair values, partially offset by derivative fee income.
Non-interest expense for the three months ended June 30, 2020, amounted to $24.3 million, an increase of $2.6 million, or 12%, compared to the three months ended June 30, 2019. Non-interest expense for the six months ended June 30, 2020, amounted to $47.0 million, an increase of $4.4 million, or 10%, compared to the six months ended June 30, 2019. Increases in non-interest expense in 2020 related primarily to the Company's strategic growth initiatives, particularly salaries and employee benefits, and to a lesser extent technology and telecommunications expenses. Salaries and employee benefits expense also included costs related to the PPP effort and the pandemic.
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

The investment portfolio is used primarily used to provide liquidity, manage the Company's asset-liability position and to invest excess funds providing additional sources of revenue. Total investments, a component of interest-earning assets, amounted to $508.3 million at June 30, 2020, consistent with December 31, 2019 balances, and comprised 13% and 16%, of total assets at June 30, 2020 and December 31, 2019, respectively.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships.  Total loans, comprising 79% of total assets at both June 30, 2020 and December 31, 2019, amounted to $3.18 billion at June 30, 2020, compared to $2.57 billion at December 31, 2019, an increase of $610.7 million, or 24%, due largely to PPP loan growth. Excluding PPP loans, total loans have increased $120.5 million, or 5%, since December 31, 2019. Total commercial loans amounted to $2.84 billion, or 89% of gross loans, at June 30, 2020, compared to 86% at December 31, 2019. Excluding PPP loans, total commercial loans amounted to $2.33 billion, or 87% of gross loans, at June 30, 2020.

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

At June 30, 2020, customer deposits (total deposits excluding brokered deposits) amounted to $3.57 billion, or 89% of total assets, compared to $2.79 billion, or 86% of total assets, at December 31, 2019. Since December 31, 2019, customer deposits increased $786.4 million, or 28%, primarily in checking accounts, and to a lesser extent money markets. Management believes this deposit growth was due in large part to PPP loan funds distributed to deposit accounts and customers generally maintaining higher account balances in response to the pandemic. See "Deposits" under "Financial Condition" contained in this Item 2 of this Form 10-Q for a further breakdown of deposit growth.

Wholesale funding, which may be comprised of brokered deposits and FHLB advances, amounted to $79.2 million at June 30, 2020, compared to $96.2 million at December 31, 2019, a decrease of $17.0 million, or 18%. At June 30, 2020, wholesale funding was comprised primarily of brokered deposits, while at December 31, 2019, it was principally overnight FHLB advances. See "Borrowed Funds," "Wholesale Funding," and "Derivatives and Hedging Activities" under "Financial Condition" contained in this Item 2 of this Form 10-Q for additional information on the Company's borrowings and wholesale funding strategies at June 30, 2020.

On July 7, 2020, the Company also completed a private placement with registration rights of $60.0 million in fixed-to-floating rate subordinated notes. These notes, with an initial fixed rate of 5.25%, are due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025.

Non-GAAP Measures

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP. Non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information.
Certain non-GAAP measures provided in this Management Discussion and Analysis exclude the outstanding balance of PPP loans that the Company began originating in April 2020 and which are expected to be short-term in nature. The Company normalized for this activity in order to provide a more meaningful comparison to prior periods.
The following tables summarize the reconciliation of GAAP items to non-GAAP items (1):

(Dollars in thousands)	June 30, 2020
Total loans (GAAP)	$3,176,142
Adjustment: PPP loans	(505,557)
Adjustment: Deferred PPP fees	15,398
Total loans (non-GAAP)	$2,685,983

Total assets (GAAP)	$4,037,229
Adjustment: PPP loans	(505,557)
Adjustment: Deferred PPP fees	15,398
Total assets (non-GAAP)	$3,547,070

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2020	June 30, 2020
Total average loans (GAAP) (2)	$3,056,052	$2,826,991
Adjustment: Average PPP loans	(376,727)	(188,364)
Adjustment: Average deferred PPP fees	8,867	4,433
Total average loans (non-GAAP) (2)	$2,688,192	$2,643,060

Net interest margin (tax equivalent) (GAAP)	3.59%	3.73%
Adjustment: PPP effect (1)	0.09%	0.05%
Net interest margin (tax equivalent) (non-GAAP)	3.68%	3.78%
__________________________________________
(1) PPP loan adjustments include an elimination of PPP loans, net of deferred PPP fees, as well as interest income on PPP loans and related PPP fee accretion, included in interest income. Month end and average balances were adjusted as applicable.

(2) Total average loans include loans held for sale.

Culture and Organic Growth Strategy

Management's present priorities continue to be the safety and wellness of our team members and customers and on managing through the pandemic and its economic impact. Looking beyond the pandemic, management is focused on long-term strategic growth initiatives, including investments in employee hiring and training and development, fostering diversity and inclusion, cultivating strong community relationships in all markets that we serve, loan growth funded by customer deposits, technology and digital transformation, and branch evolution and expansion.

The Company's business model is to provide a full range of diversified financial products and services through a highly-trained team of knowledgeable banking professionals, who have an in-depth understanding of our markets and a commitment to open and honest communication with clients. Management believes the Company has differentiated itself from the competition by building a strong reputation within the local market as a customer-centric, community rooted, and commercially focused community bank, offering robust product and service lines, including commercial lending, cash management, wealth management and trust services and commercial insurance, delivered by a knowledgeable and dedicated team of community bankers through traditional in-person service and multiple digital delivery channels offering 24/7 remote banking capabilities.

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

Branch evolution includes enhancing our highly-personalized customer interactions, updating technology and delivery methods, and ongoing facility improvements and renovations. New and renovated branches exhibit a modern, open-concept lobby with advanced technology. These branches are supported by our "Universal Bankers," who are crossed-trained to fully serve customer needs, and have on-site commercial lenders.
The Company also continually looks to develop new branch locations within, and to complement, our existing footprint. In March 2020, Enterprise opened its new Lexington, Massachusetts location. Additionally, the Company is also in the process of establishing a branch office in North Andover, Massachusetts and anticipates that this location will open in late 2020 or early 2021. The opening is subject to postponement until health concerns and social distancing requirements in Massachusetts begin to normalize.
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
Financial Condition

Total assets increased $802.2 million, or 25%, since December 31, 2019 to $4.04 billion at June 30, 2020.  Excluding PPP loans, total assets have increased $312.0 million, or 10%, since December 31, 2019. The balance sheet composition and changes since December 31, 2019 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $191.0 million since December 31, 2019. At June 30, 2020, cash and cash equivalents amounted to 6% of total assets, compared to 2% of total assets at December 31, 2019. While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers are generally maintaining higher liquidity in response to the pandemic and have increased cash balances since December 31, 2019.

Investments

At June 30, 2020, the fair value of the investment portfolio amounted to $508.3 million, an increase of $3.1 million, or 1%

since December 31, 2019 balance. The investment portfolio represented 13% and 16% of total assets at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, and December 31, 2019, the investment portfolio was comprised primarily of debt securities, with a small portion of the portfolio invested in equity securities.

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

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$1,001	0.2%	$1,004	0.2%	$1,005	0.2%
Residential federal agency MBS(1)	186,102	36.7%	192,658	38.2%	172,738	37.1%
Commercial federal agency MBS(1)	117,465	23.1%	114,635	22.7%	117,011	25.1%
Municipal securities taxable	91,929	18.1%	81,687	16.2%	59,749	12.8%
Municipal securities tax exempt	96,933	19.1%	100,038	19.8%	100,108	21.5%
Corporate bonds	13,790	2.7%	14,311	2.8%	14,383	3.1%
CDs(2)	454	0.1%	455	0.1%	950	0.2%
Total debt securities	$507,674	100.0%	$504,788	100.0%	$465,944	100.0%
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

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies. The remaining MBS investments totaled $23.0 million, $23.5 million, and $23.7 million at June 30, 2020 December 31, 2019 and June 30, 2019, respectively.

During the six months ended June 30, 2020, the Company purchased $15.7 million in debt securities. The Company had principal pay downs, calls and maturities totaling $27.3 million during the six months ended June 30, 2020.

During the six months ended June 30, 2020, management sold debt securities with an amortized cost of approximately $2.5 million realizing net gains on sales of $100 thousand.

Net unrealized gains on the debt securities portfolio amounted to $31.2 million at June 30, 2020, compared to net unrealized gains of $13.5 million at December 31, 2019 and net unrealized gains of $12.7 million at June 30, 2019. The Company attributes the large increase in net unrealized gains as compared to December 31, 2019 to significant decreases in market yields.

Unrealized gains or losses on debt securities are carried on the Consolidated Balance Sheet and will be recognized in the Consolidated Statements of Income if the investments are sold. Should an investment be deemed OTTI, the Company is required to write-down the fair value of the investment.  See Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K for additional information on accounting for OTTI. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K.

Equity Securities

The Company held equity securities with a fair value of $654 thousand at June 30, 2020, $467 thousand at December 31, 2019, and $2.4 million at June 30, 2019. During the six months ended June 30, 2020, the Company recorded net losses on equity securities in the Consolidated Statements of Income of $132 thousand, compared to net gains of $263 thousand for the six months ended June 30, 2019, due in both periods primarily to fair market value adjustments stemming from fluctuations in market prices of securities held. The amount recognized related to equity securities in "Other income" is dependent primarily on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The Company's investment in FHLB stock was $2.0 million at June 30, 2020, $4.5 million at December 31, 2019 and $1.6 million at June 30, 2019.

See Note 1, "Summary of Significant Accounting Policies," under the section "Restricted Cash and Investments," in Item (c), "Accounting Policies," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 79% of total assets at June 30, 2020 and December 31, 2019. Total loans increased $610.7 million, or 24%, compared to December 31, 2019, and increased $762.0 million, or 32%, since June 30, 2019. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 89% of gross loans (87% excluding PPP loans) at June 30, 2020. PPP loan production, which began in April 2020, accounted for $505.6 million in growth through June 30, 2020.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,471,586	46.1%	$1,394,179	54.3%	$1,294,509	53.6%
Commercial and industrial	454,455	14.2%	501,227	19.5%	514,402	21.3%
Commercial construction	404,008	12.7%	317,477	12.4%	264,484	10.9%
SBA PPP loans	505,557	15.8%	—	—%	—	—%
Total commercial loans	2,835,606	88.8%	2,212,883	86.2%	2,073,395	85.8%
Residential mortgages	261,786	8.2%	247,373	9.6%	235,392	9.7%
Home equity	88,157	2.7%	98,252	3.8%	97,994	4.1%
Consumer	9,174	0.3%	10,054	0.4%	10,208	0.4%
Total retail loans	359,117	11.2%	355,679	13.8%	343,594	14.2%

Gross loans	3,194,723	100.0%	2,568,562	100.0%	2,416,989	100.0%
Deferred fees, net	(3,183)		(3,103)		(2,887)
Deferred PPP fees	(15,398)		—		—
Total loans	3,176,142		2,565,459		2,414,102
Allowance for loan losses	(42,324)		(33,614)		(34,351)
Net loans	$3,133,818		$2,531,845		$2,379,751

As of June 30, 2020, commercial real estate loans increased $77.4 million, or 6%, compared to December 31, 2019, and increased $177.1 million, or 14%, compared to June 30, 2019. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-

family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of June 30, 2020, commercial and industrial loan balances decreased by $46.8 million, or 9%, compared to December 31, 2019 and decreased $59.9 million, or 12%, compared to June 30, 2019. The decrease reflects a decline in line utilization on revolving lines as business customers made use of alternative government sponsored funding sources and declines in business activity in response to the pandemic, as well as general paydowns, maturities and reduction in originations. These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing, and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the SBA under various long-established programs (see below regarding the SBA PPP loan portfolio). Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $86.5 million, or 27%, since December 31, 2019, and increased $139.5 million, or 53%, compared to June 30, 2019. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed. The increases since December 31, 2019 and June 30, 2019 were due primarily to active local construction markets fueled by strong demand for residential and multi-family housing and increased commercial development activity.

As previously noted in the "Overview" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the PPP was established by the CARES Act and implemented by the SBA. The PPP began in early April and the deadline for submission of PPP loan applications is currently August 8, 2020. PPP loans may be partially or fully forgiven by the SBA if certain criteria are met. The PPP loans will carry an interest rate of 1% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be either 2 or 5 years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness period if the borrower fails to apply for forgiveness.

Total retail loan balances increased by $3.4 million, or 1%, since December 31, 2019, and increased $15.5 million, or 5%, since June 30, 2019. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

At June 30, 2020, commercial loan balances participated out to various banks amounted to $78.0 million, compared to $80.2 million at December 31, 2019, and $70.0 million at June 30, 2019. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $102.5 million, $104.3 million and $69.0 million at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances, during the period beginning March 1, 2020, and ending on the earlier of (i) December 31, 2020, or (ii) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company has elected to suspend TDR accounting, which impacts primarily financial statement disclosure, for loans that have had a short-term payment deferral related to the pandemic, as long as those loans were current and risk rated as “pass” as of February 29, 2020.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance. As of June 30, 2020, short term payment deferrals were granted on 1,130 loans amounting to $594.8 million, or 22% of the Company's loan portfolio, excluding PPP loans. Management is closely monitoring loans on deferral and estimates that approximately 75% of these loans will return to payment status after the initial three-month period has expired. The remaining loans on deferral are expected to be given another three-month deferral period. These loans continue to accrue interest in accordance with their initial terms.

The following table provides information on loans with short-term payment deferrals as of June 30, 2020, by loan segment.

(Dollars in thousands)	Gross loan balance	Segment % of Gross loans	Deferred balance	Average deferred balance	Deferred balance to gross loans(1)
Commercial real estate	$1,471,586	46.1%	$420,466	$754	15.6%
Commercial and industrial	454,455	14.2%	94,862	196	3.5%
Commercial construction	404,008	12.7%	55,306	1,975	2.1%
SBA PPP loans	505,557	15.8%	—	—	—%
Residential mortgages	261,786	8.2%	21,701	482	0.8%
Home equity	88,157	2.7%	2,468	224	0.1%
Consumer	9,174	0.3%	43	14	—%
Total	$3,194,723	100.0%	$594,846	$526	22.1%

(1)    Gross loans excluding PPP loans

Approximately 84% of the loan balances with short-term payment deferrals, included in commercial real estate, commercial construction, residential mortgages and home equity loans in the table above, are secured primarily by real estate. Commercial and industrial loans with short-term payment deferrals are not secured primarily by real estate, but consist generally of smaller balances. At June 30, 2020, the average loan size for commercial and industrial loans with a short-term payment deferral was $196 thousand.

Based on management's review of the loan portfolio and underlying credits, the industries the Company considers generally to be most At-Risk from the impact of the pandemic are: retail trade, non-owner occupied - retail property, restaurants and hotels, and fitness centers. Collectively, these industries amounted to 13% of total gross loans (excluding PPP loans) at June 30, 2020, and comprised 28% of the total deferred balance.

The following table provides information on balances as of June 30, 2020 for industries considered At-Risk.

(Dollars in thousands)	Industry gross loan balance	Industry to gross loans(1)	Total deferred balance	Deferred balance to total industry
Retail trade	$114,332	4.3%	$26,295	23%
Non-owner occupied - retail leasing	105,562	3.9%	40,156	38%
Restaurants	67,418	2.5%	46,696	69%
Hotels	34,624	1.3%	24,601	71%
Fitness centers	33,441	1.2%	28,215	84%
Total	$355,377	13.2%	$165,963

(1)    Gross loans excluding PPP loans

Of these At-Risk industries, hotels, restaurants, and fitness centers are experiencing the largest deferrals as a percentage of industry balance with a combined 73% of the total industry balance on deferral. However, in total these three industries amount to only 5% of total gross loans (excluding PPP loans) and 17% of the total deferred balance. Management is closely monitoring all deferrals and notes that the loans are generally secured by real estate, usually have personal guarantees and typically are managed by experienced operators. The Company will continue to closely monitor the effect on credit quality across all industry sectors in our diversified loan portfolio as the results of the pandemic unfold in future quarters. The credit quality of our loans could be further impacted and additional provisions may be necessary.

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Non-accrual loan summary:
Commercial real estate	$8,789	$8,280	$6,602
Commercial and industrial	5,549	3,285	4,049
Commercial construction	5,801	1,735	123
SBA PPP loans	—	—	—
Residential	473	411	745
Home equity	705	1,040	432
Consumer	18	20	27
Total non-accrual loans	21,335	14,771	11,978
OREO	—	—	255
Total non-performing assets	$21,335	$14,771	$12,233
Total loans	$3,176,142	$2,565,459	$2,414,102
Accruing TDR loans not included above	$12,182	$17,103	$19,091
Delinquent loans 60-89 days past due and still accruing	$2,036	$7,776	$1,000
Loans 60-89 days past due and still accruing to total loans	0.06%	0.30%	0.04%
Adversely classified loans to total loans	1.29%	1.45%	1.42%
Non-performing loans to total loans	0.67%	0.58%	0.50%
Non-performing assets to total assets	0.53%	0.46%	0.39%
Allowance for loan losses	$42,324	$33,614	$34,351
Allowance for loan losses to non-performing loans	198.38%	227.57%	286.78%
Allowance for loan losses to total loans	1.33%	1.31%	1.42%

The provision for loan losses for the quarter ended June 30, 2020 included an allocation of $1.9 million in general reserve factor increases related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio. The provision for the second quarter of 2020 is discussed further under the heading "Results of Operations." Excluding the PPP loans, which are fully guaranteed by the SBA, the allowance for loan losses to total loan ratio was 1.58% at June 30, 2020.

The majority of non-accrual loans were also carried as adversely classified during the periods. At June 30, 2020 and December 31, 2019, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $41.0 million and $37.1 million, respectively. Total adversely classified loans amounted to 1.29% of total loans at June 30, 2020, compared to 1.45% at December 31, 2019.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $19.8 million at June 30, 2020 and $22.4 million at December 31, 2019. The remaining balances of adversely classified loans were non-accrual loans, amounting to $21.3 million at June 30, 2020 and $14.7 million at December 31, 2019. Non-accrual loans that were not adversely classified amounted to $58 thousand and $84 thousand at June 30, 2020 and December 31, 2019, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The increase in non-performing loans since at June 30, 2020, was due primarily to commercial relationships which reached non-accrual status and were credit downgraded due to their unique individual circumstances. These individual downgrades are not considered an indication of general credit weakness in the entire commercial portfolio and consisted of one commercial and industrial loan (in the amount of $2.3 million) and three unrelated commercial construction loans (amounting to $4.6 million in the aggregate); three of these relationships were also newly added to "Impaired" status during the period. Management continues to closely monitor these relationships and the underlying business fundamentals on ongoing construction projects and is in regular communication with the related entity's management teams. These efforts will allow us to quantify our exposure and apply the results to determine a reasonable provision for loan losses.

Total impaired loans amounted to $33.5 million and $31.9 million at June 30, 2020 and December 31, 2019, respectively.  Total accruing impaired loans amounted to $12.2 million and $17.1 million at June 30, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $21.3 million and $14.8 million as of June 30, 2020 and December 31, 2019, respectively.

In management's opinion, the majority of impaired loan balances at June 30, 2020 and December 31, 2019 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at June 30, 2020, impaired loans totaling $27.0 million required no specific reserves and impaired loans totaling $6.5 million required specific reserve allocations of $3.9 million.  At December 31, 2019, impaired loans totaling $29.5 million required no specific reserves and impaired loans totaling $2.4 million required specific reserve allocations of $1.0 million.  The increase in specific reserves since December 31, 2019 was due primarily to the credit downgrade of two commercial relationships, for which management determined that the additional provisions were necessary based on a review of underlying collateral values, individual business circumstances, and credit metrics. Management closely monitors all impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of June 30, 2020 and December 31, 2019 were $19.3 million and $21.1 million, respectively. TDR loans on accrual status amounted to $12.2 million and $17.1 million at June 30, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $7.1 million at June 30, 2020 and $4.0 million at December 31, 2019.  The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

Allowance for Loan Losses

As noted above, the Company has elected to delay the implementation of CECL, as allowed under the CARES Act, which allows entities to delay adoption until the earlier of: (1) the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates; or (2) December 31, 2020. Accordingly, the information that follows is under the incurred loss model.

The allowance for loan losses is an estimate of probable credit loss inherent in the loan portfolio as of the specified balance sheet dates. On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other probable credit risks associated with the portfolio. The Company maintains a robust credit risk management culture and may adjust policies, procedures and practices as circumstances warrant.

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure but due to the economic uncertainty from the pandemic, management has strengthened risk management over new originations and existing credits.  See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2019 Annual Report on Form 10-K.

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.33% at June 30, 2020, 1.31% at December 31, 2019, and 1.42% at June 30, 2019. Excluding PPP loans, which are fully guaranteed by the SBA, the allowance for loan losses to total loan ratio was 1.58% at June 30, 2020. This increase at June 30, 2020 compared to prior periods resulted from increases in general reserve factors, related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio, and to additional reserves related to classified and impaired loans, and to loan growth and other factors.
Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of June 30, 2020.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Balance at beginning of year	$33,614	$33,849

Provision for loan losses	8,822	555
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	174	456
Commercial construction	—	—
SBA PPP loans	—	—
Residential mortgages	—	—
Home equity	6	5
Consumer	25	13
Total recovered	205	474
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	299	459
Commercial construction	—	—
SBA PPP loans	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	18	68
Total charged-off	317	527

Net loans charged-off	112	53
Ending balance	$42,324	$34,351
Annualized net loans charged-off to average loans outstanding	0.01%	—%

See Note 4, "Allowance for Loan Losses," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the allowance for loan losses and credit quality.

Other real estate owned ("OREO")

The Company had no OREO at June 30, 2020 or December 31, 2019, and the OREO carrying value at June 30, 2019 was $255 thousand. There were no OREO additions during the six months ended June 30, 2020 and one addition during the six months ended June 30, 2019. There were no sales or subsequent write downs of OREO during the six months ended June 30, 2020 or 2019.

Deposits

Total deposits as a percentage of total assets were 90% at June 30, 2020 and 86% at December 31, 2019.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$1,282,535	35.2%	$794,583	28.5%	$822,455	29.1%
Interest-bearing checking	540,735	14.8%	467,988	16.8%	496,828	17.6%
Total checking	1,823,270	50.0%	1,262,571	45.3%	1,319,283	46.7%

Savings	243,647	6.7%	203,236	7.3%	209,477	7.3%
Money markets	1,228,847	33.7%	1,009,972	36.2%	1,006,526	35.6%
Total savings/money markets	1,472,494	40.4%	1,213,208	43.5%	1,216,003	42.9%

CDs	277,347	7.6%	310,951	11.2%	294,862	10.4%
Total customer deposits	3,573,111	98.0%	2,786,730	100.0%	2,830,148	100.0%

Brokered deposits (1)	74,997	2.0%	—	—%	—	—%
Total deposits	$3,648,108	100.0%	$2,786,730	100.0%	$2,830,148	100.0%
__________________________________________

(1)	Brokered CDs $250,000 and under.

As of June 30, 2020, customer deposits increased $786.4 million, or 28%, since December 31, 2019, and $743.0 million, or 26%, since June 30, 2019. Since December 31, 2019, the largest growth occurred in checking accounts and to a lesser extent money markets. Deposit growth has been positively and significantly impacted by the PPP, stimulus checks and the ongoing pandemic as the PPP loan monies were distributed into deposit accounts and many customers are proactively building liquidity in response to the economic uncertainty caused by the pandemic. We anticipate that as customers spend down their PPP loan funds, this will result in a reduction in deposits.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks. The Company’s total customer deposits reflect the equal and reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $520.0 million, $419.7 million and $412.0 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Savings account are not eligible for this program.

Management may, from time-to-time, utilize brokered deposits as cost effective wholesale funding sources to support continued loan growth. Brokered deposits may be comprised of non-reciprocal insured overnight or selected term funding gathered from nationwide bank networks or term deposits from large money center banks; however, at June 30, 2020 the Company's $75.0 million in brokered deposits were comprised only of short-term brokered CDs. These brokered CDs are used in conjunction with cash flow hedge interest-rate swaps. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds outstanding, all of which are FHLB advances, of $4.2 million, $96.2 million, and $484 thousand at June 30, 2020, December 31, 2019, and June 30, 2019, respectively. FHLB borrowings at June 30, 2020 are related to specific lending projects under the FHLB's community development program. At December 31, 2019, borrowed funds, consisted primarily of overnight advances, with the remaining balance related to the specific lending projects noted above.

At June 30, 2020, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $575.0 million and the capacity to borrow from the FRB Discount Window of approximately $180.0 million.

In April 2020, the Company established access to the PPPLF, which provides funding secured by PPP pledged loans. Advances issued under the PPPLF are non-recourse. The amount and term of an advance matches the amount and remaining term of the PPP loans pledged. Due to deposit growth in large part from customers depositing funds received from PPP loan advances and generally maintaining higher liquidity in response to the pandemic, the Company did not have any borrowings outstanding under the PPPLF at June 30, 2020. The Bank had the capacity to borrow approximately $505.6 million under the PPPLF at June 30, 2020.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2019, wholesale funding has decreased $17.0 million, or 18%.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$74,997	94.7%	$—	—%	$—	—%
Borrowed funds	4,165	5.3%	96,173	100.0%	484	100.0%
Wholesale funding	$79,162	100.0%	$96,173	100.0%	$484	100.0%

The Company has the flexibility to use either brokered deposits or FHLB borrowings in conjunction with interest-rate swaps and in the second quarter, the Company shifted from FHLB borrowings to brokered CDs.

See "Liquidity," below, for additional information.

Subordinated Debt

The Company had outstanding subordinated debt of $14.9 million (net of deferred issuance costs) at June 30, 2020, December 31, 2019 and June 30, 2019, which consisted of $15.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes issued in January 2015, in a private placement to an accredited investor.

On July 7, 2020, the Company completed a private placement with registration rights of $60.0 million in fixed-to-floating rate subordinated notes. These notes, with an initial fixed rate of 5.25%, are due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with the Company's short-term wholesale funding to add stability to interest expense and to manage its exposure to interest rate movements. The combined notional value of these swaps, maturing in three to five years, was $75.0 million at June 30, 2020 and the fair value carried as a liability on the Company's Consolidated Balance Sheet was $3.3 million.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swaps with qualified commercial banking customers and simultaneously enters into equal and opposite interest-rate swaps with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers increased to $38.9 million at June 30, 2020 from $22.8 million at December 31, 2019. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $3.0 million at June 30, 2020 compared to $625 thousand at December 31, 2019.

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

At June 30, 2020, the Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains uncommitted overnight fed fund purchase arrangements with correspondent banks, has access to the FRB Discount Window and has access to the PPPLF, which provides funding secured by PPP pledged loans.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, the pandemic, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

The Company has in the past also increased capital and liquidity by offering for sale shares of the Company's common stock and through the issuance of subordinated debt. On July 7, 2020, the Company completed a private placement with registration rights of $60.0 million in fixed-to-floating rate subordinated notes. See "Capital Resources," below for information on the Company's capital planning.

Capital Resources

Capital Raised and Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth. Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company's dividend reinvestment plan and direct stock purchase plan (together, the "DRSPP"). Additional sources of capital for the Company and the Bank have been proceeds from the issuance of the Company's common stock and subordinated debt. The Company believes its current capital is adequate to support ongoing operations.

The Company is subject to the regulatory capital framework known as the "Basel III Rules." As of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of June 30, 2020, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios as of June 30, 2020 are presented in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$340,060	11.80%	$230,532	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$289,083	10.03%	$172,899	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$289,083	7.57%	$152,762	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$289,083	10.03%	$129,674	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$339,673	11.79%	$230,532	8.00%	$288,165	10.00%
Tier 1 Capital (to risk weighted assets)	$303,575	10.53%	$172,899	6.00%	$230,532	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$303,575	7.95%	$152,762	4.00%	$190,953	5.00%
Common equity tier 1 capital (to risk weighted assets)	$303,575	10.53%	$129,674	4.50%	$187,307	6.50%
_________________________________________
(1) Before application of the capital conservation buffer of 2.50%, see discussion below.
(2) For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Basel III capital ratio requirements include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2020.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank at June 30, 2020 are summarized in the table below:

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

In response to the pandemic, in April 2020, the Company participated in both the PPP loan program and the PPPLF borrowing program. PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the leverage ratio calculation. There are no PPP loans pledged as collateral for the PPPLF as of June 30, 2020.

In March 2020, the federal regulatory banking agencies issued an interagency interim final rule that allows banking institutions that implement CECL during 2020 to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. The Company is currently assessing its options at this time, and will make its election when it adopts CECL. Upon adoption of CECL, the Company estimates a reduction to retained earnings in the range of $1.0 to $3.0 million, net of tax, with an effective date of January 1, 2020.

On July 7, 2020, the Company completed a private placement with registration rights of $60.0 million in fixed-to-floating rate subordinated notes due 2030 and redeemable at the option of the Company on or after July 15, 2025. Enterprise Bank’s pro forma capital ratios provided below reflect an anticipated $53.0 million capital investment from the Company related to the July 2020 subordinated debt issuance:

	Actual	Pro forma
Enterprise Bank	June 30, 2020	June 30, 2020
Total capital to risk weighted assets	11.79%	13.58%
Tier 1 capital to risk weighted assets	10.53%	12.33%
Tier 1 capital to average assets	7.95%	9.21%
Common equity tier 1 capital to risk weighted assets	10.53%	12.33%

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

For the six months ended June 30, 2020, the Company declared $4.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 24,831 shares of the Company's common stock, totaling $608 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 1,424 shares of the Company's common stock, totaling $34 thousand, during the six months ended June 30, 2020.

On July 21, 2020, the Company announced a quarterly dividend of $0.175 per share to be paid on September 1, 2020 to stockholders of record as of August 11, 2020.

For further information about the Company's capital, see Note 9 and Note 11, both titled "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q and to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K, respectively.

Assets Under Management

Total assets under management include total assets, loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's Consolidated Balance Sheet, and as such, total assets under management is not a financial measurement recognized under GAAP, however management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of wealth management and wealth services, including brokerage, trust, and investment management.  Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

As of June 30, 2020, investment assets under management, which are reflected at fair market value, decreased $36.4 million, or 4%, since December 31, 2019, and since June 30, 2019, balances have increased $23.0 million, or 3%. The decreases in investment assets under management since December 31, 2019 were driven primarily by the volatile financial markets stemming from the pandemic. Since March 31, 2020, investment assets under management have increased $87.0 million, or 11%, due primarily to asset growth from market appreciation.

As of June 30, 2020, total assets under management increased $763.7 million, or 18% since December 31, 2019 and $899.9 million, or 22% since June 30, 2019. Excluding PPP loans, total assets under management have increased $273.5 million, or 6%, since December 31, 2019 and $263.6 million, or 6%, since March 31, 2020.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Total assets	$4,037,229	$3,235,049	$3,167,518
Loans serviced for others	93,823	95,905	86,677
Investment assets under management	880,211	916,623	857,187
Total assets under management	$5,011,263	$4,247,577	$4,111,382

Results of Operations
Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Unless otherwise indicated, the reported results are for the three months ended June 30, 2020 with the "same period," the "comparable period," and "prior period" being the three months ended June 30, 2019. Average yields are presented on an annualized tax equivalent basis.

The Company's net income for the second quarter of 2020 amounted to $7.3 million, compared to $7.8 million for the same period in 2019.  Diluted earnings per share were $0.61 and $0.66 for the three months ended June 30, 2020 and June 30, 2019, respectively.

The net income results for the quarter ended June 30, 2020 compared to the prior year quarter results were impacted by PPP loan originations and the pandemic. The provision for loan losses increased as the Company added to general reserves to address the impact of the pandemic on the economy and the Company's loan portfolio. Net interest income increased mainly from loan growth and PPP loan related income, partially offset by a lower spread principally due to lower market interest rates. Operating expenses increased for the quarter ended June 30, 2020 compared to the prior period, due primarily to the Company’s strategic growth initiatives, and also from higher salary and benefit costs related to the pandemic, including our team members’ PPP loan origination effort in the second quarter.

Net Interest Income and Margin

The Company's net interest income for the quarter ended June 30, 2020 amounted to $32.5 million, compared to $28.8 million for the quarter ended June 30, 2019, an increase of $3.7 million, or 13%.  The Company's margin was 3.55% for three months ended June 30, 2020, compared to 3.91% for the quarter ended June 30, 2019. Margin was 3.84% for the quarter ended March 31, 2020.

Tax equivalent net interest income for the three months ended June 30, 2020 was $32.9 million compared to $29.2 million for the three months ended June 30, 2019, an increase of $3.7 million, or 13%. T/E margin was 3.59%, 3.89%, and 3.96% for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, respectively. Excluding PPP loans, T/E margin for the three months ended June 30, 2020 was 3.68%.

The increase in net interest income was due largely to interest-earning asset growth, primarily in loans, partially offset by a decline in T/E margin. The Company recognized $948 thousand in PPP interest income and $1.6 million in PPP fees, accreted to interest income, during the second quarter.

The lower margin results primarily reflect the significant decline in interest rates since the comparable periods noted above resulting in interest-earning asset yields declining faster than the cost of funding. Interest-earning asset yields have been impacted by a 225 basis-point decrease in the federal funds rate ("fed funds") since June 30, 2019, with 150 basis points of that total decline occurring in March 2020. Term interest rates have also fallen significantly over the respective periods noted above and collectively these interest rate decreases have reduced yields on loans repricing, short-term and overnight investments and interest-earning asset growth. Margin for the June 2020 quarter was also impacted by higher balances in lower-yielding short-term and overnight investments than the comparable periods. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by interest rate declines.

Interest and Dividend Income

For the second quarter of 2020, total interest and dividend income amounted to $36.2 million, an increase of $1.9 million, or 5%, compared to the prior period. The increase resulted primarily from an increase of $661.4 million, or 28%, in average balances of loans and loans held for sale, partially offset by lower yields on interest-earning assets. Average T/E loan yields have declined 80 basis points and other interest-earning asset yields have decreased 221 basis points compared to the prior period. See the "Net Interest Income and Margin" discussion above for further information on the decrease in interest rates.

Interest Expense

For the three months ended June 30, 2020, total interest expense amounted to $3.6 million, a decrease of $1.9 million, or 34%, compared to the same period in 2019, due primarily to decreases in the deposit rates, mainly checking, saving and money markets. The average cost of checking, saving and money markets decreased 53 basis points and the average cost of CDs decreased 16 basis points.

Deposit growth in the June 30, 2020 quarter has been positively and significantly impacted by the PPP loan funds, stimulus checks and the ongoing pandemic as the PPP loan monies were distributed into deposit accounts and many customers are proactively building liquidity in response to the economic uncertainty caused by the pandemic.

Non-interest-bearing checking accounts are an important component of the Company's core funding strategy. For the three months ended June 30, 2020, the average balance of non-interest-bearing checking accounts increased $386.5 million, or 50%, as compared to the same period in 2019, and represented 34% and 28% of total average deposit balances for the three months ended June 30, 2020 and June 30, 2019, respectively.

Interest rate risk is reviewed in detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax-equivalent)	$2,265	$7,707	$(5,442)
Investment securities (tax-equivalent)	66	149	(83)
Other interest-earning assets (1)	(518)	201	(719)
Total interest-earning assets (tax-equivalent)	1,813	8,057	(6,244)
Interest Expense
Interest checking, savings and money market	(1,991)	483	(2,474)
Certificates of deposit	(137)	(19)	(118)
Brokered CDs	56	85	(29)
Borrowed funds	180	—	180
Subordinated debt	(1)	—	(1)
Total interest-bearing funding	(1,893)	549	(2,442)
Change in net interest income (tax-equivalent)	$3,706	$7,508	$(3,802)
__________________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2020 and 2019:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2020			Three months ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale (2) (tax equivalent)	$3,056,052	$32,822	4.32%	$2,394,688	$30,557	5.12%
Investments (3) (tax equivalent)	477,117	3,613	3.03%	458,316	3,547	3.10%
Other interest-earning assets (4)	148,408	79	0.21%	98,994	597	2.42%
Total interest-earning assets (tax equivalent)	3,681,577	36,514	3.99%	2,951,998	34,701	4.71%
Other assets	160,077			133,269
Total assets	$3,841,654			$3,085,267

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,920,764	1,750	0.37%	$1,675,636	3,741	0.90%
Certificates of deposit	291,003	1,335	1.84%	294,756	1,472	2.00%
Brokered CDs	40,382	135	1.33%	16,735	79	1.89%
Borrowed funds	59,786	180	1.21%	485	—	—%
Subordinated debt (5)	14,877	230	6.24%	14,864	231	6.22%
Total interest-bearing funding	2,326,812	3,630	0.63%	2,002,476	5,523	1.11%

Net interest-rate spread (tax equivalent)			3.36%			3.60%

Non-interest checking	1,164,058	—		777,564	—
Total deposits, borrowed funds and subordinated debt	3,490,870	3,630	0.42%	2,780,040	5,523	0.80%
Other liabilities	39,965			33,645
Total liabilities	3,530,835			2,813,685

Stockholders' equity	310,819			271,582
Total liabilities and stockholders' equity	$3,841,654			$3,085,267

Net interest income (tax equivalent)		32,884			29,178
Net interest margin (tax equivalent)			3.59%			3.96%
Less tax equivalent adjustment		358			400
Net interest income		$32,526			$28,778
Net interest margin			3.55%			3.91%
__________________________________________

(1)
Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2020 and 2019, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest-earning assets include interest-earning deposits, fed funds sold and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

The provision for loan losses under the incurred loss model amounted to $2.7 million for the three months ended June 30, 2020, an increase of $1.7 million, compared to the prior period. The provision for the quarter ended June 30, 2020 consisted of $1.9 million in general reserve factor increases related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio, and $800 thousand related to classified and impaired loans.

The provision for loan losses is a significant factor in the Company's operating results. For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" under "Financial Condition" in this Item 2 above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2019 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended June 30, 2020 amounted to $4.0 million, a decrease of $30 thousand, or 1%, as compared to the same period in 2019. The primary components of the quarter over quarter change are as follows:

•
Deposit and interchange fees decreased primarily due to lower deposit account activity combined with higher balances in customer accounts and less consumer spending resulting in lower interchange activity.

•	Net gains on sales of debt securities decreased as the Company did not have any sales in the second quarter of 2020.

•	Net gains on loan sales increased due primarily to higher volume of loans originated for sale.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2020 amounted to $24.3 million, an increase of $2.6 million, or 12%, compared to the prior period. The primary components of the quarter over quarter change are as follows:

•
Salaries and benefits increased due primarily to the Company's strategic growth initiatives. There were also several pandemic associated expense items in the quarter including discretionary awards to recognize team contributions including the successful PPP loan effort, among others.

•
Technology and telecommunications increased due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.

•	Advertising and public relations costs decreased as the Company's business development costs were less due to the pandemic and the focus on PPP loan originations.

•
Audit, legal and other professional fees increased primarily in other professional fees, which includes, among other things, consulting and professional expenses associated with the Company's digital evolution strategy.

•	Deposit insurance premiums increased due primarily to increased FDIC assessment factors and asset growth.

•	Other operating expenses decreased due primarily to the pandemic resulting in lower employee-related expenses such as training, dues and entertainment, and travel.

Income Taxes

The effective tax rate for the three months ended June 30, 2020 was 23.9%, compared to 23.2% for the three months ended June 30, 2019.

Results of Operations
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Unless otherwise indicated, the reported results are for the six months ended June 30, 2020 with the "same period," the "comparable period," "prior year," and "prior period" being the six months ended June 30, 2019. Average yields are presented on an annualized tax equivalent basis.

Net Income

The Company's net income for the six months ended June 30, 2020 amounted to $11.3 million, compared to $16.5 million for the same period in 2019. Diluted earnings per share were $0.95 for the six months ended June 30, 2020, compared to $1.39 for the six months ended June 30, 2019.

Net income results for the six months ended June 30, 2020 compared to the same period in the prior year were impacted by the PPP and the pandemic. The provision for loan losses increased, primarily in the first quarter, as the Company added to general reserves to address the impact of the pandemic on the economy and the Company's loan portfolio. Net interest income increased mainly from loan growth and PPP-related income in the second quarter, partially offset by a lower spread principally due to lower market interest rates. Operating expenses increased for the six months ended June 30, 2020 compared to the prior year, due primarily to the Company’s strategic growth initiatives, and also from higher salary and benefit costs related to the pandemic, including our team members’ PPP loan origination effort in the second quarter.

Net Interest Income and Margin

The Company's net interest income for the six months ended June 30, 2020 amounted to $62.4 million, compared to $56.9 million for the six months ended June 30, 2019, an increase of $5.6 million, or 10%. The Company's margin was 3.68% for the six months ended June 30, 2020 and was 3.91% for the six months ended June 30, 2019.

Tax equivalent net interest income for the six months ended June 30, 2020 was $63.1 million compared to $57.7 million for the six months ended June 30, 2019, an increase of $5.5 million, or 9%. T/E margin was 3.73% and 3.97% for the six months ended June 30, 2020 and 2019, respectively. Excluding PPP loans, T/E margin for the six months ended June 30, 2020 was 3.78%.

The increase in net interest income over the comparable period was due largely to interest-earning asset growth, primarily in loans, partially offset by a decrease in margin. As previously noted, the Company recognized $948 thousand in PPP interest income and $1.6 million in PPP fees, accreted to interest income, during the second quarter.

As with the second quarter, the lower margin results primarily reflect the significant decline in interest rates since the comparable period resulting in interest-earning asset yields declining faster than the cost of funding. Interest-earning asset yields have been impacted by a 225 basis point decrease in the fed funds rate since June 30, 2019, with 150 basis points of that total decline occurring in March 2020. Term interest rates have also fallen significantly over the respective period and collectively these interest rate decreases have reduced yields on loans repricing, short-term and overnight investments and interest-earning asset growth. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by interest rate declines.

Interest and Dividend Income

Total interest and dividend income amounted to $71.1 million for the six months ended June 30, 2020, an increase of $3.5 million, or 5%, compared to the prior period. The increase was attributed primarily to a $443.1 million, or 19%, increase in the average balances of loans and loans held for sale, partially offset by lower yields on interest-earning assets. Average tax equivalent loan yields have declined 53 basis points and the yield on other interest earning assets has decreased 197 basis points. See the "Net Interest Income and Margin" discussion above for further information on the decrease in yields.

Interest Expense

For the six months ended June 30, 2020, total interest expense amounted to $8.7 million, a decrease of $2.1 million, or 19%, over the same period in 2019 due primarily to decreases in the cost of funding, partially offset by increases in average balances of checking, saving and money market accounts. The average cost of funding, including the impact of non-interest deposit accounts balances, decreased 25 basis points. The average balance of checking, savings and money market accounts increased $191.6 million, or 12%, and the average balance of borrowed funds increased $57.1 million.

Deposit growth for the six months ended June 30, 2020, primarily in the second quarter, has been positively and significantly impacted by the PPP loan funds, stimulus checks and the ongoing pandemic as the PPP loan monies were distributed into deposit accounts and many customers are proactively building liquidity in response to the economic uncertainty caused by the pandemic.

Non-interest deposit accounts are an important component of the Company's core funding strategy. For the six months ended June 30, 2020, the average balance of non-interest checking accounts increased $218.6 million, or 29%, as compared to the same period in 2019. This non-interest-bearing funding source represented 32% and 28% of total average deposit balances for the six months ended June 30, 2020 and June 30, 2019, respectively.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$3,934	$10,832	$(6,898)
Investment securities (tax equivalent)	289	427	(138)
Other interest-earning assets (1)	(812)	102	(914)
Total interest-earning assets (tax equivalent)	3,411	11,361	(7,950)

Interest Expense
Interest checking, savings and money market	(2,228)	743	(2,971)
CDs	11	41	(30)
Brokered CDs	(156)	(85)	(71)
Borrowed funds	316	478	(162)
Subordinated debt	2	1	1
Total interest-bearing funding	(2,055)	1,178	(3,233)
Change in net interest income (tax equivalent)	$5,466	$10,183	$(4,717)
_________________________________

(1)	Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2020 and 2019:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2020			Six months ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,826,991	$64,248	4.57%	$2,383,928	$60,314	5.10%
Investment securities(3) (tax equivalent)	482,820	7,329	3.04%	454,885	7,040	3.10%
Other interest-earning assets(4)	94,678	244	0.52%	85,629	1,056	2.49%
Total interest-earnings assets (tax equivalent)	3,404,489	71,821	4.24%	2,924,442	68,410	4.71%
Other assets	154,501			129,291
Total assets	$3,558,990			$3,053,733

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,815,978	4,650	0.51%	$1,624,366	6,878	0.85%
CDs	299,392	2,840	1.91%	294,939	2,829	1.93%
Brokered CDs	20,191	135	1.33%	31,188	291	1.88%
Borrowed funds	78,489	595	1.52%	21,361	279	2.64%
Subordinated debt(5)	14,875	461	6.24%	14,863	459	6.23%
Total interest-bearing funding	2,228,925	8,681	0.78%	1,986,717	10,736	1.09%

Net interest-rate spread (tax equivalent)			3.46%			3.62%

Non-interest checking	983,326	—		764,718	—
Total deposits, borrowed funds and subordinated debt	3,212,251	8,681	0.54%	2,751,435	10,736	0.79%
Other liabilities	40,098			36,673
Total liabilities	3,252,349			2,788,108

Stockholders' equity	306,641			265,625
Total liabilities and stockholders' equity	$3,558,990			$3,053,733

Net interest income (tax equivalent)		63,140			57,674
Net interest margin (tax equivalent)			3.73%			3.97%
Less tax equivalent adjustment		718			812
Net interest income		$62,422			$56,862
Net interest margin			3.68%			3.91%
_______________________________

(1)
Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2020 and 2019, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

(5)	The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

The provision for loan losses under the incurred loss model amounted to amounted to $8.8 million for the six months ended June 30, 2020, an increase of $8.3 million, compared to the same period in 2019. The provision for the six months ended June 30, 2020 consisted of $5.2 million in general reserve factor increases related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio, $2.3 million related to classified and impaired loans and $1.3 million related to loan growth and other factors.

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

Non-Interest Income

Non-interest income for the six months ended June 30, 2020 amounted to $8.2 million, an increase of $332 thousand, or 4%, compared to the six months ended June 30, 2019. The primary components of the increase are as follows:

•	Net gains on loan sales increased due primarily to a higher volume of loans originated for sale, particularly in the second quarter of this year.

•	Other non-interest income decreased slightly mainly due to decreases in equity investment fair values, partially offset by derivative fee income in the first quarter of this year.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2020 amounted to $47.0 million, an increase of $4.4 million, or 10%, compared to the same period in 2019. The significant changes in non-interest expense are as follows:

•
Salaries and benefits increased due primarily to the Company's strategic growth initiatives. There were also several pandemic associated expense items in the quarter including discretionary awards to recognize team contributions including the successful PPP loan effort, among others.

•
Technology and telecommunications increased due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.

•	Advertising and public relations costs decreased primarily in the second quarter as the Company's business development costs were less due to the pandemic and the focus on PPP loan originations.

•
Audit, legal and other professional fees increased primarily in other professional fees, which includes, among other things, consulting and professional expenses associated with the Company's digital evolution strategy.

•	Deposit insurance premiums increased primarily in the second quarter due mainly to increased FDIC assessment factors and asset growth.

•
Other operating expenses decreased largely in the second quarter of 2020 due primarily to the pandemic resulting in lower employee-related expenses such as training, dues and entertainment, and travel.

Income Taxes

The effective tax rate was 23.8% and 23.7% for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

•	Capital adequacy risk and regulatory requirements are reviewed in this Item 2, under the heading "Capital Resources" above.

•	Interest-rate risk is reviewed under Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

In addition, certain heightened risks associated with the ongoing pandemic are outlined in Part II, Item 1A, "Risk Factors," in this Form 10-Q, below.

In January 2020, management activated our pandemic response team in light of the ongoing pandemic and have utilized established business continuity protocols since that time to provide uninterrupted service to our customers and communities. The pandemic response team quickly coordinated resources and responses across the Bank in order to (i) provide for the safety of our team members, customers, and business partners, (ii) maintain sound business operations, and (iii) minimize the risks identified above. Team leaders are in constant communication and continually strategize and implement coordinated efforts to mitigate the risk identified above, among others. We have modified our protocols and procedures as circumstances have evolved and we will continue to monitor the impact of the pandemic on many fronts as the pandemic continues longer than originally expected, and as activities shift towards reopening of local economies and business activity.

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

Recent Accounting Pronouncements

See Note 1, Item (e), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. The Company's margin generally performs better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

At June 30, 2020, the Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities.

The Company’s net interest income sensitivity results at June 30, 2020 compared to December 31, 2019 were impacted primarily by both an increase in the Company’s on balance sheet liquidity and from a decrease in customer deposit rates. Under the Company’s static balance sheet model, relative to the December 31, 2019 results, the Company’s model results improved when interest rates increase primarily due to the increase in on balance sheet liquidity. When interest rates decrease, the Company’s results are worse than December 31, 2019 primarily due to customer deposit rates, which are at very low levels at June 30, 2020 with limited capacity for further meaningful decline. The increased liquidity at June 30, 2020 had less impact when interest rates decreased due to short-term investment rates being near zero.

The net interest income sensitivity model assumed a static balance sheet and did not forecast an increase in liquidity from potential PPP loan forgiveness, which absent any other significant balance sheet changes, would increase the Company’s on balance sheet liquidity and therefore increase the Company’s asset sensitivity as described above. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

The following table summarizes the results from the Company’s net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, for a 24-month period at June 30, 2020 and December 31, 2019. These results are subject to various assumptions as reported in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company's 2019 Annual Report on Form 10-K.

	June 30, 2020	December 31, 2019
(Dollars in thousands)	Percentage Change	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	4.93%	0.77%
Rates Rise 200 Basis Points	2.75%	0.83%
Rates Unchanged	—%	—%
Rates Decline 100 Basis Points	(3.14)%	(1.24)%

Item 4 -	Controls and Procedures

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2020) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Except as provided in the risk factors below, management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2019 Annual Report on Form 10-K. If the effect of the COVID-19 pandemic ("pandemic") continues for a prolonged period, or results in sustained economic stress or recession, many of the risk factors identified in the Company's 2019 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations and interest rate risk, as described in more detail below.

General

The pandemic has caused continued extensive disruption to the economy, impacted interest rates, increased economic and financial market uncertainty, disrupted global trade and supply chains and brought about historic unemployment levels. In addition, many state and local governments responded to the pandemic with the temporary closure of brick-and-mortar "non-essential" businesses, schools, and limitations on social gatherings, stay-at-home advisories and mandates, and travel bans and restrictions. Although many of these restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, hospitality and food and beverage industries, among many others, including a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate. Nationwide attempts to gradually reopen commerce have, in some areas, been met with a resurgence in reported COVID-19 cases, and the decision to scale back on or delay the opening the economy. The phased-in approach to reopen certain parts of the Massachusetts and New Hampshire economies may leave certain types of businesses closed until a there is a treatment or vaccine for COVID-19. The long-term consequences experienced by our customers and businesses may, in turn, have a material adverse impact on our business, financial condition and results of operations, as more specifically discussed below.

Lending & Credit Risk

The majority of our loan portfolio consists of commercial real estate, commercial and industrial, and commercial construction loans. Concern over the pandemic has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment, increased commercial property vacancy rates, and the reduced ability for property tenants to make lease payments, all of which may cause our customers to be unable to make scheduled loan payments.

If the effects of the pandemic result in widespread and sustained repayment shortfalls on loans in our portfolio, we will incur significant loan delinquencies and non-accrual of interest, which may result in foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of the pandemic on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our commercial real estate and residential loans, our ability to maintain loan origination volume and our ability to obtain additional collateralized funding. Further, in the event of delinquencies, changes in regulations and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remedial actions, such as foreclosures. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers may be more dependent on our credit commitments, and any increased borrowings by the Company to fund these commitments could adversely impact our liquidity.

Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program ("PPP"). If the borrower under a PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of (i) holding these loans at unfavorable interest rates, with no collateral and no guarantors, as compared to the credits that we would have otherwise originated; and more so, (ii) if during the remaining loan term of any unforgiven portion of these loans, the borrower defaults and the SBA finds fault and does not honor their loan guarantee, we are at risk for additional credit losses. In addition, a customer perception that their PPP loan forgiveness application was not processed promptly by the Company, or a change or delay in the guidance from the SBA, resulting in the SBA not approving forgiveness, could result in legal action against the Company, negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, which could result in additional expenses, and damage our reputation and adversely affect the market perception of our products and services, among other factors.

As allowed by the CARES Act, the Company has suspended TDR accounting for certain loans that have had a short-term payment deferral since March 1, 2020, as long as those loans were current and risk rated as “pass” at February 29, 2020. Although we currently expect that payments will resume after the deferral period has ended, we cannot at this time predict if a borrower’s individual business circumstances, or any prolonged economic weakness after the deferral period has expired, will allow them to support regularly scheduled payments. Consequently, the Company may experience an increase in non-performing assets and the related costs to manage those relationships, and a decline in interest income.

The long-term impact of the pandemic on the credit quality of our loan portfolio cannot be reasonably estimated at this time. It will likely be influenced by a variety of factors including the depth and duration of the economic contraction and the extent of financial support and fiscal stimulus by the U.S. government. We will continue to closely monitor the effect of the pandemic on credit quality across all industry sectors in our diversified loan portfolio as the results unfold in future quarters. The credit quality of our loans could be further impacted, and additional provisions may be necessary.

Economic & Financial Markets

At this time, it is unclear how long and to what extent the impact of the pandemic will be felt on the local and regional economy. The majority of businesses in the communities in which we operate, including the Company and its customers, business partners and vendors, have been impacted by these events in a variety of ways and to unprecedented degrees. Depending on the on-going and future developments with respect to the pandemic, which are highly uncertain and cannot be predicted, including the magnitude of the pandemic, effect of actions taken by governmental authorities, and any further weakening in general economic conditions in our market area, the demand for our financial products and services may be reduced and our business operations, financial results, and stock price could be adversely impacted.

Due to concerns about the impacts of the pandemic, citing layoffs, plummeting consumer spending and widespread closures, the Federal Reserve took action to lower the federal funds target rate range to near-zero, which has and may continue to negatively affect the Company’s net interest income and, therefore, earnings, financial condition and results of operation. A prolonged period of extremely volatile and unstable financial market conditions could increase our funding costs and negatively affect our asset-liability management strategies. Higher volatility in interest rates and spreads to benchmark indices could cause decreases in the fair market values of our investment portfolio, and assets the Company manages for others through our wealth management and trust channels, which would lower fee income, and may impair our ability to attract and retain funds from current and prospective customers. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, any of which in turn could have a material adverse effect on our liquidity and ability to fund future growth, our operating results, and financial condition.

Liquidity

If, as a result of governmental or financial market responses to the pandemic, pledged collateral values decline, or sources of external funding become restricted or eliminated, the Company may not be able to raise adequate funds, or may incur substantially higher funding costs in order to raise the necessary funds to support the Company's operations and growth, or may be required to restrict operations or the payment of dividends.

Capital Adequacy

The Company is a separate and distinct legal entity from the Bank.  It receives substantially all its revenue from dividends paid by the Bank.  If capital erosion occurs at the Bank, caused by a number of possible negative outcomes from the pandemic, such as an increase in the provisions for loan losses or other credit impairment charges, impairment of goodwill, or a significant decline in earnings, then the Bank may be unable to pay dividends to the Company. The Company in turn will be unable to service its debt, pay obligations or pay dividends on the Company’s common stock. If the Company is unable to raise additional capital to offset that decline, then regulatory capital ratios for both the Bank and the Company may fall below regulatory minimum adequacy levels, which could restrict the Company's ability to grow, among other operating restrictions, and require the Bank to submit a capital restoration plan under the prompt corrective action regulations.

Technology & Information Systems, and Operations

The spread of the pandemic has also caused the Company, like many other businesses, to modify our business practices, including employee work location and cancellation of physical participation in meetings, both internally and with business partners, vendors, and customers and prospects, turning instead to working remotely with a dependence on technology and internet connectivity for many communications. Technology and cyber security in customers’ and employees’ homes may not be as robust as in our offices and could cause the available networks, information systems, applications, and other tools to become more limited or less reliable than doing business in our offices. These modifications in business practices, for the Company, customers and vendors, and changes in technology may increase risk, including the circumvention of internal controls and heightened cybersecurity and information systems risk, and may be detrimental to our business operations. Such cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential customer information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in potential impairment of our ability to perform critical functions, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted business partners and customers, and damage our reputation.

Additionally, we rely on many third parties for our business operations, including appraisers of real estate collateral, vendors that supply essential third-party services, information security assessments and technology support services, systems and analytical tools, advisory services, and providers of electronic funds delivery networks and clearing houses, and local and federal government offices, and courthouses used for the recording of mortgages and title work related to loan closings. In light of the evolving measures in response to the pandemic, many of these entities may limit the availability of and access to their services. If third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our business operations and financial results.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2020:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	1,633	$26.01	—	—
May	—	—	—	—
June	—	—	—	—

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

101*
The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 7, 2020	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer