Form 10-Q
period 2020-09-30
ENTERPRISE BANCORP INC /MA/
filed 2020-11-06
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
     ☐ Yes ☒ No

As of November 2, 2020, there were 11,926,614 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$43,660	$39,927
Interest-earning deposits	264,704	23,867
Total cash and cash equivalents	308,364	63,794
Investments:
Debt securities at fair value	497,480	504,788
Equity securities at fair value	651	467
Total investment securities at fair value	498,131	505,255
Federal Home Loan Bank ("FHLB") stock	1,905	4,484
Loans held for sale	5,311	601
Loans:
Total loans	3,150,815	2,565,459
Allowance for loan losses	(43,835)	(33,614)
Net loans	3,106,980	2,531,845
Premises and equipment, net	47,145	45,419
Lease right-of-use asset	18,580	19,048
Accrued interest receivable	16,466	12,295
Deferred income taxes, net	8,064	8,732
Bank-owned life insurance	31,222	30,776
Prepaid income taxes	3,388	572
Prepaid expenses and other assets	9,335	6,572
Goodwill	5,656	5,656
Total assets	$4,060,547	$3,235,049
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$3,535,065	$2,786,730
Brokered deposits	74,995	—
Total deposits	3,610,060	2,786,730
Borrowed funds	1,679	96,173
Subordinated debt	73,725	14,872
Lease liability	17,690	18,104
Accrued expenses and other liabilities	30,342	21,683
Accrued interest payable	1,271	846
Total liabilities	3,734,767	2,938,408
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 11,926,198 shares issued and outstanding at September 30, 2020 and 11,825,331 shares issued and outstanding at December 31, 2019	119	118
Additional paid-in capital	96,402	94,170
Retained earnings	207,206	191,843
Accumulated other comprehensive income	22,053	10,510
Total stockholders' equity	325,780	296,641
Total liabilities and stockholders' equity	$4,060,547	$3,235,049
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Interest and dividend income:
Loans and loans held for sale	$33,481	$30,938	$97,472	$90,973
Investment securities	3,225	3,278	10,093	9,785
Other interest-earning assets	71	632	315	1,688
Total interest and dividend income	36,777	34,848	107,880	102,446
Interest expense:
Deposits	2,231	5,158	9,856	15,156
Borrowed funds	8	36	603	315
Subordinated debt	1,007	233	1,468	692
Total interest expense	3,246	5,427	11,927	16,163
Net interest income	33,531	29,421	95,953	86,283
Provision for loan losses	1,575	1,025	10,397	1,580
Net interest income after provision for loan losses	31,956	28,396	85,556	84,703
Non-interest income:
Wealth management fees	1,469	1,407	4,255	4,077
Deposit and interchange fees	1,607	1,790	4,804	5,041
Income on bank-owned life insurance, net	143	158	446	482
Net gains on sales of debt securities	127	—	227	146
Net gains on sales of loans	329	139	814	244
Other income	649	655	1,986	2,035
Total non-interest income	4,324	4,149	12,532	12,025
Non-interest expense:
Salaries and employee benefits	15,031	14,382	46,267	41,982
Occupancy and equipment expenses	2,099	2,034	6,357	6,342
Technology and telecommunications expenses	2,316	1,863	6,815	5,290
Advertising and public relations expenses	372	430	1,506	1,927
Audit, legal and other professional fees	498	528	1,715	1,389
Deposit insurance premiums	749	16	1,690	733
Supplies and postage expenses	202	232	675	718
Other operating expenses	1,502	1,613	4,752	5,320
Total non-interest expense	22,769	21,098	69,777	63,701
Income before income taxes	13,511	11,447	28,311	33,027
Provision for income taxes	3,185	2,445	6,712	7,566
Net income	$10,326	$9,002	$21,599	$25,461

Basic earnings per share	$0.87	$0.76	$1.82	$2.16
Diluted earnings per share	$0.87	$0.76	$1.81	$2.15

Basic weighted average common shares outstanding	11,916,486	11,808,603	11,886,811	11,779,629
Diluted weighted average common shares outstanding	11,927,043	11,843,497	11,908,716	11,820,388

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income	$10,326	$9,002	$21,599	$25,461
Other comprehensive income, net of tax
Net change in fair value of debt securities	(50)	2,249	13,740	13,395
Net change in fair value of cash flow hedges	167	—	(2,197)	—
Total other comprehensive income, net of tax	117	2,249	11,543	13,395
Total comprehensive income, net	$10,443	$11,251	$33,142	$38,856

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2020	11,911,488	$119	$95,656	$198,965	$21,936	$316,676
Net income				10,326		10,326
Other comprehensive income, net					117	117
Common stock dividend declared ($0.175 per share)				(2,085)		(2,085)
Common stock issued under dividend reinvestment plan	13,931	—	306			306
Common stock issued, other	889	—	20			20
Stock-based compensation, net	(110)	—	420			420
Balance at September 30, 2020	11,926,198	$119	$96,402	$207,206	$22,053	$325,780

Balance at June 30, 2019	11,806,008	$118	$92,767	$177,880	$9,862	$280,627
Net income				9,002		9,002
Other comprehensive income, net					2,249	2,249
Common stock dividend declared ($0.16 per share)				(1,888)		(1,888)
Common stock issued under dividend reinvestment plan	10,345	—	293			293
Common stock issued, other	634	—	19			19
Stock-based compensation, net	(139)	—	411			411
Net settlement for employee taxes on restricted stock and options	(1,654)	—	(49)			(49)
Stock options exercised, net	877	—	18			18
Balance at September 30, 2019	11,816,071	$118	$93,459	$184,994	$12,111	$290,682

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				21,599		21,599
Other comprehensive income, net					11,543	11,543
Common stock dividend declared ($0.525 per share)				(6,236)		(6,236)
Common stock issued under dividend reinvestment plan	38,762	—	914			914
Common stock issued, other	3,115	—	75			75
Stock-based compensation, net	65,912	1	1,446			1,447
Net settlement for employee taxes on restricted stock and options	(7,962)	—	(224)			(224)
Stock options exercised, net	1,040	—	21			21
Balance at September 30, 2020	11,926,198	$119	$96,402	$207,206	$22,053	$325,780

Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				25,461		25,461
Other comprehensive income, net					13,395	13,395
Common stock dividend declared ($0.48 per share)				(5,650)		(5,650)
Common stock issued under dividend reinvestment plan	30,189	—	885			885
Common stock issued, other	1,844	—	55			55
Stock-based compensation, net	62,037	1	1,466			1,467
Net settlement for employee taxes on restricted stock and options	(8,223)	—	(402)			(402)
Stock options exercised, net	22,006	—	174			174
Balance at September 30, 2019	11,816,071	$118	$93,459	$184,994	$12,111	$290,682
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$21,599	$25,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,397	1,580
Depreciation and amortization	4,946	4,553
Stock-based compensation expense	1,409	1,405
Income on bank-owned life insurance, net	(446)	(482)
Net gains on sales of debt securities	(227)	(146)
Mortgage loans originated for sale	(40,837)	(16,049)
Proceeds from mortgage loans sold	36,941	13,697
Net gains on sales of loans	(814)	(244)
Net losses (gains) on equity securities	135	(275)
Net gains on sales of other real estate owned ("OREO")	—	(34)
Changes in:
Increase in other assets	(9,892)	(2,202)
Increase (decrease) in other liabilities	3,533	(694)
Net cash provided by operating activities	26,744	26,570
Cash flows from investing activities:
Proceeds from sales of debt securities	5,907	13,623
Purchase of debt securities	(34,487)	(83,583)
Proceeds from maturities, calls and pay-downs of debt securities	51,969	36,150
Net purchases of equity securities	(319)	290
Net proceeds from the sales of FHLB capital stock	2,579	3,333
Net increase in loans	(585,532)	(86,373)
Additions to premises and equipment, net	(5,676)	(9,368)
Proceeds from OREO sales	—	289
Net cash used in investing activities	(565,559)	(125,639)
Cash flows from financing activities:
Net increase in deposits	823,330	219,611
Net decrease in borrowed funds	(94,494)	(96,315)
Proceeds from issuance of subordinated debt	60,000	—
Cash dividends paid, net of dividend reinvestment plan	(5,323)	(4,765)
Proceeds from issuance of common stock	75	55
Net settlement for employee taxes on restricted stock and options	(224)	(402)
Net proceeds from stock option exercises	21	174
Net cash provided by financing activities	783,385	118,358

Net increase in cash and cash equivalents	244,570	19,289
Cash and cash equivalents at beginning of period	63,794	63,120
Cash and cash equivalents at end of period	$308,364	$82,409

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2019 audited consolidated financial statements and notes thereto contained in the 2019 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2020 (the "2019 Annual Report on Form 10-K"). The Company has not materially changed its significant accounting policies from those disclosed in its 2019 Annual Report on Form 10-K, other than to elect options for the temporary deferral of certain accounting guidance as allowed under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as discussed under Item (c), "Accounting Policies," below in this Note 1. See also Item (e), "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements adopted by the Company," below in this Note 1.

The accompanying unaudited consolidated interim financial statements of Enterprise Bancorp, Inc., a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank"). The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries.

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

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At September 30, 2020, the Company had 25 full-service branch banking offices serving the Greater Merrimack Valley, Nashoba Valley and North Central regions of Massachusetts and Southern New Hampshire (Southern Hillsborough and Rockingham counties). The Company is also scheduled to open a branch in North Andover, Massachusetts early 2021. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and commercial insurance services. The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Wealth Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The accompanying unaudited consolidated interim financial statements and notes thereto, on this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

(c) Accounting Policies

    Restricted Cash and Investments

When the Company has pledged cash as collateral in relation to certain derivatives, the cash is carried as restricted cash within "Interest-earning deposits" on the Company's Consolidated Balance Sheet. See Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements below in this Form 10-Q for more information about the Company's collateral related to its derivatives.

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

    Other Accounting Policies

The CARES Act allows certain financial institutions the option to delay the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13 (Measurement of Credit Losses on Financial Instruments), including the current expected credit loss ("CECL") methodology for estimating allowances for credit losses, during the period beginning on March 27, 2020 until the earlier of (1) the date on which the national emergency concerning the COVID-19 pandemic ("pandemic") declared under the National Emergencies Act terminates; or (2) December 31, 2020. In the first quarter of 2020, the Company elected to delay the adoption of CECL. See Item (e) "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements not yet adopted by the Company," below in this Note 1 for additional information on CECL.

In addition, Section 4013 of the CARES Act provides the option for financial institutions to suspend troubled debt restructuring ("TDR") accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the earlier of (1) December 31, 2020; or (2) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company is suspending TDR accounting, which primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral related to the pandemic since March 1, 2020, as long as those loans were current and risk rated as “pass” as of December 31, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(d) Subsequent Events

The Company has evaluated subsequent events and transactions from September 30, 2020 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined that other than the item noted below, there were no material subsequent events requiring recognition or disclosure.

In late October 2020, management determined that it was prudent to downgrade the credit rating on a large commercial real estate relationship from pass credit risk rated to substandard and to classify as TDR non-accrual. This financing is in a previously identified industry considered to be most at-risk from the impact of the pandemic and had previous short-term modifications. The relationship was not able to resume contractual payments upon expiration and subsequently requested, and was granted, an additional principal and interest deferral in late October 2020. Interest income of approximately $313 thousand, related to this $15.2 million relationship will be reversed in the fourth quarter.

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

In accordance with the CARES Act, the Company elected to defer the adoption of this standard. The Company continues to monitor regulatory guidance related to this deferment.

As of September 30, 2020, the Company estimates adoption of CECL would have increased the total allowance for loan losses (credit losses under CECL), including the reserves for unfunded commitments by $8.0 million to $11.0 million and increased the total allowance for credit losses to total loans ratio from 1.65% to a range of 1.95% to 2.06%, excluding Paycheck Protection Program ("PPP") loans that are SBA guaranteed and are estimated to have nominal credit risk.

CECL will be adopted with an effective retrospective implementation date of January 1, 2020. Included in the estimated total increase in the allowance for credit losses is approximately pre-tax $3.0 million that will be recorded through equity, net of taxes, as the CECL day one implementation adjustment and pre-tax $5.0 million to $8.0 million that will be recorded through earnings and applied retrospectively to the applicable March 31, June 30, and September 30 quarterly results.

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
(2)Investment Securities

As of September 30, 2020, and December 31, 2019, the Company's investment portfolio was comprised primarily of debt securities, with a small portion of the portfolio invested in equity securities.

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

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	September 30, 2020
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Residential federal agency MBS(1)	$178,022	$6,717	$143	$184,596
Commercial federal agency MBS(1)	107,142	8,103	—	115,245
Taxable municipal securities	79,868	8,622	—	88,490
Tax-exempt municipal securities	90,239	7,013	—	97,252
Corporate bonds	11,051	846	—	11,897
Total debt securities, at fair value	$466,322	$31,301	$143	$497,480

	December 31, 2019
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$999	$5	$—	$1,004
Residential federal agency MBS(1)	190,392	2,599	333	192,658
Commercial federal agency MBS(1)	111,182	3,453	—	114,635
Taxable municipal securities	79,095	2,726	134	81,687
Tax-exempt municipal securities	95,342	4,696	—	100,038
Corporate bonds	13,826	485	—	14,311
CDs(2)	454	1	—	455
Total debt securities, at fair value	$491,290	$13,965	$467	$504,788
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

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $20.6 million and $23.5 million at September 30, 2020 and December 31, 2019, respectively.

Net unrealized appreciation and depreciation on debt securities available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss). The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall. Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized losses on debt securities that are deemed OTTI are generally charged to earnings, as described further in Note 1, "Summary of Significant Accounting Policies," under Item (e), "Investments," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K. Gains or losses will be recognized in the Consolidated Statement of Income if the debt securities are sold.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments, by the duration of their continuous unrealized loss positions at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$15,433	$143	$—	$—	$15,433	$143	5
Total temporarily impaired debt securities	$15,433	$143	$—	$—	$15,433	$143	5

	December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$36,464	$263	$5,060	$70	$41,524	$333	11
Taxable municipal securities	16,826	134	—	—	16,826	134	15
Total temporarily impaired debt securities	$53,290	$397	$5,060	$70	$58,350	$467	26

Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. During the nine months ended September 30, 2020 and 2019, the Company did not record any OTTI on its investments in debt securities and at September 30, 2020, management did not consider any debt securities to have OTTI. There have been no material changes to the Company's process for assessing investments for OTTI as reported in the Company's 2019 Annual Report on Form 10-K. For more information about the Company's assessment for OTTI, see Note 2, "Investment Securities," to the Company's audited consolidated financial statements contained in the Company's 2019 Annual Report on Form 10-K.

The contractual maturity distribution at September 30, 2020 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$8,202	$8,250
Due after one, but within five years	96,187	103,196
Due after five, but within ten years	147,763	162,303
Due after ten years	214,170	223,731
Total debt securities	$466,322	$497,480

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $87.1 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $497.5 million at September 30, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Sales of debt securities for the three and nine months ended September 30, 2020 and September 30, 2019 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Amortized cost of debt securities sold (1)	$3,153	$—	$5,680	$11,621
Gross realized gains on sales	127	—	227	149
Gross realized losses on sales	—	—	—	(3)
Total proceeds from sales of debt securities	$3,280	$—	$5,907	$11,767
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

The Company held equity securities with a fair value of $651 thousand at September 30, 2020 and $467 thousand at December 31, 2019. At September 30, 2020, the equity portfolio consisted primarily of investments in common stock of individual entities in the financial services industry and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and nine months ended September 30, 2020 and September 30, 2019 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$(3)	$12	$(135)	$275
Less: Net losses recognized on equity securities sold during the period	—	36	(11)	36
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$(3)	$(24)	$(124)	$239

(3)Loans

The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2019 Annual Report on Form 10-K.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial real estate	$1,490,649	$1,394,179
Commercial and industrial	435,856	501,227
Commercial construction	384,121	317,477
SBA Paycheck Protection Program	508,196	—
Total commercial loans	2,818,822	2,212,883

Residential mortgages	254,784	247,373
Home equity	84,778	98,252
Consumer	9,070	10,054
Total retail loans	348,632	355,679

Gross loans	3,167,454	2,568,562
Deferred loan origination fees, net	(3,144)	(3,103)
Deferred PPP fees	(13,495)	—
Total loans	3,150,815	2,565,459

Allowance for loan losses	(43,835)	(33,614)
Net loans	$3,106,980	$2,531,845

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $103.6 million at September 30, 2020 and $104.3 million at December 31, 2019. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Paycheck Protection Program

The PPP was established by the CARES Act and implemented by the Small Business Administration (“SBA”) with support from the Department of the Treasury. The PPP began in early April 2020 and the deadline for submission of PPP loan applications was August 8, 2020. The PPP is a federally guaranteed, low-interest rate loan program designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay payroll costs as well as to cover other eligible business expenses. PPP loans may be partially or fully forgiven by the SBA if the funds are used for eligible expenses during the relevant 8 or 24 week "covered forgiveness period" and the borrower meets the employee retention criteria. The PPP loans carry an interest rate of 1% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be 2 years or 5 years. The PPP loans that the SBA approved on or after June 5, 2020 will have a maturity date of 5 years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the covered forgiveness period if the borrower fails to apply for forgiveness during that period. Borrowers may submit a loan forgiveness application any time before the maturity date of the loan. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. As of September 30, 2020, the Company had 2,758 PPP loans outstanding totaling $508.2 million. As of September 30, 2020, the SBA had not issued any forgiveness determinations to the Bank's PPP borrowers.

In addition to generating interest income, the SBA pays lender’s fees for processing PPP loans. As of September 30, 2020, the Company has recorded $17.2 million in PPP related SBA fees and is accreting these fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. Year-to-date through September 30, 2020, the Company has recognized $3.7 million in PPP related SBA fees through accretion.

Loans serviced for others

At September 30, 2020 and December 31, 2019, the Company was servicing residential mortgage loans owned by investors amounting to $14.8 million and $15.7 million, respectively. Additionally, the Company was servicing commercial loans

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
originated by the Company and participated out to various other institutions amounting to $75.7 million and $80.2 million at September 30, 2020 and December 31, 2019, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial real estate	$208,970	$246,865
Residential mortgages	237,096	231,028
Home equity	6,748	7,676
Total loans pledged to FHLB	$452,814	$485,569

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

There have been no material changes to the Company's underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure however, due to the economic uncertainty from the pandemic, management has strengthened risk management over new originations and existing credits. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2019 Annual Report on Form 10-K.

The Company has elected to delay the adoption of CECL in accordance with the CARES Act, which allows Companies to delay adoption until the earlier of: (1) the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates; or (2) December 31, 2020. The information that follows is presented under the incurred loss model.

The balances of loans as of September 30, 2020 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$16,190	$1,474,459	$1,490,649
Commercial and industrial	8,964	426,892	435,856
Commercial construction	6,121	378,000	384,121
SBA PPP loans	—	508,196	508,196
Residential mortgages	604	254,180	254,784
Home equity	399	84,379	84,778
Consumer	31	9,039	9,070
Total gross loans	$32,309	$3,135,145	$3,167,454

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The balances of loans as of December 31, 2019 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$17,515	$1,376,664	$1,394,179
Commercial and industrial	9,332	491,895	501,227
Commercial construction	3,347	314,130	317,477
Residential mortgages	1,229	246,144	247,373
Home equity	411	97,841	98,252
Consumer	44	10,010	10,054
Total gross loans	$31,878	$2,536,684	$2,568,562

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

See also Note 1, "Subsequent Events," of this Form 10-Q, for additional information regarding non-accrual, impaired and troubled debt restructured loans.

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
The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	September 30, 2020
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$20,086	$—	$—	$1,470,563	$1,490,649
Commercial and industrial	9,215	2,303	—	424,338	435,856
Commercial construction	6,625	—	—	377,496	384,121
SBA PPP loans	—	—	—	508,196	508,196
Residential mortgages	481	—	—	254,303	254,784
Home equity	481	—	—	84,297	84,778
Consumer	54	—	—	9,016	9,070
Total gross loans	$36,942	$2,303	$—	$3,128,209	$3,167,454

	December 31, 2019
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$16,664	$—	$—	$1,377,515	$1,394,179
Commercial and industrial	10,900	2,370	—	487,957	501,227
Commercial construction	4,836	—	—	312,641	317,477
Residential mortgages	1,825	—	—	245,548	247,373
Home equity	455	—	—	97,797	98,252
Consumer	69	3	—	9,982	10,054
Total gross loans	$34,749	$2,373	$—	$2,531,440	$2,568,562

Total adversely classified loans amounted to 1.25% of total loans at September 30, 2020, compared to 1.45% at December 31, 2019.

    Past due and non-accrual loans

 The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,439	$375	$5,954	$7,768	$1,482,881	$1,490,649	$9,719
Commercial and industrial	285	227	753	1,265	434,591	435,856	4,981
Commercial construction	14,929	—	4,116	19,045	365,076	384,121	6,121
SBA PPP loans	—	—	—	—	508,196	508,196	—
Residential mortgages	325	297	—	622	254,162	254,784	409
Home equity	49	—	269	318	84,460	84,778	399
Consumer	3	—	—	3	9,067	9,070	12
Total gross loans	$17,030	$899	$11,092	$29,021	$3,138,433	$3,167,454	$21,641

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,469	$3,914	$4,158	$9,541	$1,384,638	$1,394,179	$8,280
Commercial and industrial	576	1,034	265	1,875	499,352	501,227	3,285
Commercial construction	576	3,325	1,735	5,636	311,841	317,477	1,735
Residential mortgages	700	283	623	1,606	245,767	247,373	411
Home equity	645	—	169	814	97,438	98,252	1,040
Consumer	12	—	6	18	10,036	10,054	20
Total gross loans	$3,978	$8,556	$6,956	$19,490	$2,549,072	$2,568,562	$14,771

At September 30, 2020 and December 31, 2019, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $184 thousand at September 30, 2020 and $84 thousand at December 31, 2019. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 0.69% at September 30, 2020 and 0.58% and at December 31, 2019.

At September 30, 2020, additional funding commitments for non-accrual loans were $1.2 million.

At September 30, 2020, short term payment deferrals related to the COVID-19 pandemic were active on 178 loans amounting to $104.1 million, or 3% of the Company's loan portfolio; these loans remain on accrual status.

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

The carrying value of impaired loans amounted to $32.3 million and $31.9 million at September 30, 2020 and December 31, 2019, respectively. Total accruing impaired loans amounted to $10.7 million and $17.1 million at September 30, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $21.6 million and $14.8 million as of September 30, 2020 and December 31, 2019, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at September 30, 2020
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,348	$16,190	$15,908	$282	$18
Commercial and industrial	11,055	8,964	5,054	3,910	2,890
Commercial construction	6,249	6,121	3,510	2,611	1,651
SBA PPP loans	—	—	—	—	—
Residential mortgages	704	604	604	—	—
Home equity	560	399	399	—	—
Consumer	32	31	—	31	31
Total	$35,948	$32,309	$25,475	$6,834	$4,590

	Balance at December 31, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$18,537	$17,515	$17,129	$386	$31
Commercial and industrial	11,455	9,332	7,405	1,927	974
Commercial construction	3,359	3,347	3,347	—	—
Residential mortgages	1,331	1,229	1,229	—	—
Home equity	607	411	411	—	—
Consumer	44	44	—	44	44
Total	$35,333	$31,878	$29,521	$2,357	$1,049

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended September 30, 2020		Three months ended September 30, 2019
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$16,002	$66	$17,828	$140
Commercial and industrial	9,208	50	10,886	85
Commercial construction	7,180	17	1,732	26
SBA PPP loans	—	—	—	—
Residential mortgages	700	2	1,034	(2)
Home equity	434	—	427	—
Consumer	36	—	29	1
Total	$33,560	$135	$31,936	$250

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the nine months indicated:

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$15,188	$208	$16,685	$382
Commercial and industrial	8,560	118	11,426	294
Commercial construction	6,537	22	1,735	78
SBA PPP loans	—	—	—	—
Residential mortgages	939	6	954	16
Home equity	418	(1)	457	—
Consumer	39	1	24	—
Total	$31,681	$354	$31,281	$770

At September 30, 2020, additional funding commitments for impaired loans were $1.2 million.

    Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of one or a combination of the following: a reduction in interest rate to a below market rate, taking into account the credit quality of the note; extension of additional credit based on receipt of adequate collateral; or a deferment or reduction of payments (principal or interest) which materially alters the Company's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. All TDR loans are included in the impaired loan category and, as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated probable credit loss.

Total TDR loans, included in the impaired loan balances above, as of September 30, 2020 and December 31, 2019, were $18.0 million and $21.1 million, respectively. TDR loans on accrual status amounted to $10.7 million and $17.1 million at September 30, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $7.3 million at September 30, 2020 and $4.0 million at December 31, 2019.

The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the nine month periods indicated:

	Nine months ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Extended maturity date	2	$1,145	—	$—
Temporary payment reduction and payment re-amortization of remaining principal over extended term	6	1,599	8	49
Temporary interest only payment plan	—	—	3	386
Forbearance of post default rights	4	2,070	—	—
Other payment concessions	—	—	4	1,773
Total	12	$4,814	15	$2,208
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$1,240		$72

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$217	$215	—	$—	$—
Commercial and industrial	3	410	413	2	22	22
Commercial construction	—	—	—	—	—	—
SBA PPP loans	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	1	7	7
Total	4	$627	$628	3	$29	$29

At September 30, 2020, additional funding commitments for TDR loans were not material.

The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the during the three months indicated:

	Three months ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	1	$1,400
Commercial and industrial	2	327	2	62
Commercial construction	2	1,510	—	—
SBA PPP loans	—	—	—	—
Residential mortgages	—	—	1	311
Home equity loans and lines	—	—	—	—
Consumer	—	—	1	5
Total	4	$1,837	5	$1,778

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents number and balance of loans modified as TDRs, by portfolio classification, during the nine months indicated:

	Nine months ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$217	$215	3	$2,047	$1,623
Commercial and industrial	4	884	672	9	428	261
Commercial construction	6	4,754	3,927	—	—	—
SBA PPP loans	—	—	—	—	—	—
Residential mortgages	—	—	—	1	315	311
Home equity	—	—	—	—	—	—
Consumer	1	1	—	2	13	13
Total	12	$5,856	$4,814	15	$2,803	$2,208

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2020 or September 30, 2019.

The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the nine months indicated:

	Nine months ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—	1	$1,400
Commercial and industrial	4	391	4	233
Commercial construction	4	2,655	—	—
SBA PPP loans	—	—	—	—
Residential mortgages	—	—	1	311
Home equity	—	—	—	—
Consumer	1	—	1	5
Total	9	$3,046	7	$1,949

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
The allowance for loan losses amounted to $43.8 million at September 30, 2020, compared to $33.6 million at December 31, 2019, and $33.9 million at September 30, 2019. The allowance for loan losses to total loans ratio was 1.39% at September 30, 2020, 1.31% at December 31, 2019, and 1.37% at September 30, 2019. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2020.

For the nine months ended September 30, 2020, the provision for loan losses amounted to $10.4 million, compared to $1.6 million for the nine months ended September 30, 2019. The provision for the nine months ended September 30, 2020 consisted of $6.3 million in general reserve factor increases related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio, $3.1 million related to classified and impaired loans and $1.0 million related to loan growth and other factors.

Changes in the allowance for loan losses by portfolio classification for the three months ended September 30, 2020 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2020	$22,477	$9,763	$7,498	$1,728	$613	$245	$42,324
Provision	1,159	489	73	(59)	(67)	(20)	1,575
Recoveries	—	33	—	—	4	9	46
Less: Charge offs	—	103	—	—	—	7	110
Ending Balance at September 30, 2020	$23,636	$10,182	$7,571	$1,669	$550	$227	$43,835

Changes in the allowance for loan losses by portfolio classification for the nine months ended September 30, 2020 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2019	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision	5,298	1,248	3,422	474	4	(49)	10,397
Recoveries	—	207	—	—	10	34	251
Less: Charge offs	—	402	—	—	—	25	427
Ending Balance at September 30, 2020	$23,636	$10,182	$7,571	$1,669	$550	$227	$43,835
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$18	$2,890	$1,651	$—	$—	$31	$4,590
Allocated to loans collectively evaluated for impairment	$23,618	$7,292	$5,920	$1,669	$550	$196	$39,245

Changes in the allowance for loan losses by portfolio classification for the three months ended September 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2019	$17,828	$10,731	$3,717	$1,187	$629	$259	$34,351
Provision	174	357	491	(6)	(3)	12	1,025
Recoveries	—	114	—	—	2	12	128
Less: Charge offs	—	1,533	—	—	—	36	1,569
Ending Balance at September 30, 2019	$18,002	$9,669	$4,208	$1,181	$628	$247	$33,935

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by portfolio classification for the nine months ended September 30, 2019 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2018	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849
Provision	(12)	598	901	21	(8)	80	1,580
Recoveries	—	570	—	—	7	25	602
Less: Charge offs	—	1,992	—	—	—	104	2,096
Ending Balance at September 30, 2019	$18,002	$9,669	$4,208	$1,181	$628	$247	$33,935
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$4	$1,088	$—	$2	$—	$25	$1,119
Allocated to loans collectively evaluated for impairment	$17,998	$8,581	$4,208	$1,179	$628	$222	$32,816

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

The Company had no OREO at September 30, 2020, December 31, 2019, or September 30, 2019. There were no OREO additions during the nine months ended September 30, 2020 and one addition during the nine months ended September 30, 2019. There were no sales, or subsequent write downs of OREO during the nine months ended September 30, 2020 compared to one sale and no subsequent write downs of OREO during the nine months ended September 30, 2019.

At both September 30, 2020 and December 31, 2019, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12 months or less and immaterial equipment leases have been excluded. As of September 30, 2020, the Company had 15 operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Lease expenses for the three and nine months ended September 30, 2020 were $326 thousand and $974 thousand, respectively. Lease expense for the three and nine months ended September 30, 2019 were $322 thousand and $1.0 million, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at September 30, 2020 and September 30, 2019 was 26.8 years and 27.5 years, respectively. The weighted average discount rate was 3.8% at September 30, 2020 and September 30, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At September 30, 2020, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2020 (three remaining months)	$330
2021	1,242
2022	1,244
2023	1,251
2024	1,256
Thereafter	23,344
Total lease payments	28,667
Less: Imputed interest	10,977
Total lease liability	$17,690

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

(6)Deposits

Deposits are summarized as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-interest checking	$1,274,210	$794,583
Interest-bearing checking	539,610	467,988
Savings	255,417	203,236
Money market	1,205,350	1,009,972
CDs $250,000 or less	185,867	220,751
CDs greater than $250,000	74,611	90,200
Total customer deposits	3,535,065	2,786,730
Brokered deposits (1)	74,995	—
Total deposits	$3,610,060	$2,786,730
___________________________________
(1)    Brokered CDs which are $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $471.5 million and $419.7 million at September 30, 2020 and December 31, 2019, respectively.

The Company's brokered deposit balance at September 30, 2020 consists of short-term brokered CDs hedged for adverse interest rate movements through interest-rate swaps.

See Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained below, for additional information on the Company's interest-rate swaps. See Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for deposits.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $1.7 million and $96.2 million at September 30, 2020 and December 31, 2019, respectively, in FHLB advances.

Borrowed funds at September 30, 2020 and December 31, 2019 are summarized, as follows:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Balance	Rate	Balance	Rate
Overnight	$—	—%	$92,000	1.85%
Within 12 months	1,216	0.42%	3,697	2.22%
Over 5 years	463	—%	476	—%

The Company's borrowings at September 30, 2020 are related to specific lending projects under the FHLB's community development program. At December 31, 2019, borrowed funds, excluding overnight advances, also related to the specific lending projects noted above.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $73.7 million and $14.9 million at September 30, 2020 and December 31, 2019, respectively.

In January 2015 the Company issued $15.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes, with a 15-year term and currently callable by the Company at a premium. Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the notes. The notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating rates apply.

On July 7, 2020, the Company issued $60.0 million in fixed-to-floating rate subordinated notes, with a 10-year term and callable at the Company's option on or after July 15, 2025. Original debt issuance costs were $1.2 million and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the notes. The notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 5.25% per annum through October 15, 2025, after which floating rates apply.

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

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of September 30, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$3,057
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$3,057

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$38,458	$2,821	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	38,458	2,821
Total back-to-back interest-rate swaps	$38,458	$2,821	$38,458	$2,821

	December 31, 2019
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$10,502	$625	$12,273	$187
Interest-rate contracts - pay fixed, receive floating	—	—	22,775	438
Total back-to-back interest-rate swaps	$10,502	$625	$35,048	$625
__________________________________________
(1)     Accrued interest balances related to the Company’s interest rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value hedges at either September 30, 2020 or December 31, 2019.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Cash flow hedges

Interest-rate swap agreements may be entered into as hedges against adverse interest-rate fluctuations on specifically identified assets or liabilities. The Company’s cash flow hedges are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s wholesale funding.

The Company’s objectives in using these interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with short-term wholesale funding, which may be comprised of brokered deposits and FHLB advances. Each swap has a notional value of $25.0 million with respective maturities of three years, four years and five years. At September 30, 2020, these interest rate swaps are designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In relation to the Company's cash flow hedges, the Company estimates that an additional $947 thousand (pre-tax) will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

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

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 10 interest-rate swaps outstanding at both September 30, 2020 and December 31, 2019. The transaction structure effectively minimizes the Bank's interest rate risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the nine months ended September 30, 2020 or September 30, 2019.

At September 30, 2020, all of the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheet. The table below presents at December 31, 2019, the Company's liability derivative positions and the potential effect of those netting arrangements on its financial position. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

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

The Company has one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at September 30, 2020. The Company had no credit risk exposure at either September 30, 2020 or December 31, 2019 relating to interest-rate swaps with counterparties. When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheet. If the Company posts collateral, the cash is restricted, is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheet. The Company posted cash collateral of $6.1 million and $850 thousand at September 30, 2020 and December 31, 2019, respectively.

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of September 30, 2020, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $5.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at September 30, 2020 as noted above.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan. At both September 30, 2020 and December 31, 2019, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At September 30, 2020, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At September 30, 2020 and December 31, 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9)Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of September 30, 2020 had 11,926,198 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as, and when declared by the Company's Board of Directors (the "Board"). Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-Q.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 118,440 shares and 102,056 shares as of September 30, 2020 and December 31, 2019, respectively. See Note 13, "Earnings per Share," of this Form 10-Q, contained below, for further information regarding unvested participating restricted awards and the Company's earnings per share calculation.

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

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of September 30, 2020. See Note 10 "Comprehensive Income (Loss)," of this Form 10-Q for changes to stockholders' equity from comprehensive income (loss) as of September 30, 2020. Refer to Note 11, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2019 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

(10)Comprehensive Income (Loss)

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

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended September 30, 2020			Three months ended September 30, 2019
(Dollars in thousands)	Pre Tax	Tax (Expense) Benefit	After Tax Amount	Pre Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$57	$(9)	$48	$2,891	$(642)	$2,249
Less: net security gains reclassified into non-interest income	127	(29)	98	—	—	—
Net change in fair value of debt securities	(70)	20	(50)	2,891	(642)	2,249

Change in fair value of cash flow hedges	14	(4)	10	—	—	—
Less: net cash flow hedges losses reclassified into interest expense	(218)	61	(157)	—	—	—
Net change in fair value of cash flow hedges	232	(65)	167	—	—	—

Total other comprehensive income (loss), net	$162	$(45)	$117	$2,891	$(642)	$2,249

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(Dollars in thousands)	Pre Tax	Tax (Expense) Benefit	After Tax Amount	Pre Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$17,887	$(3,971)	$13,916	$17,385	$(3,876)	$13,509
Less: net security gains reclassified into non-interest income	227	(51)	176	146	(32)	114
Net change in fair value of debt securities	17,660	(3,920)	13,740	17,239	(3,844)	13,395

Change in fair value of cash flow hedges	(3,334)	937	(2,397)	—	—	—
Less: net cash flow hedges losses reclassified into interest expense	(278)	78	(200)	—	—	—
Net change in fair value of cash flow hedges	(3,056)	859	(2,197)	—	—	—

Total other comprehensive income (loss), net	$14,604	$(3,061)	$11,543	$17,239	$(3,844)	$13,395

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended September 30, 2020			Three months ended September 30, 2019
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$24,300	$(2,364)	$21,936	$9,862	$—	$9,862
Total other comprehensive income (loss), net	(50)	167	117	2,249	—	2,249
Accumulated other comprehensive income - ending balance	$24,250	$(2,197)	$22,053	$12,111	$—	$12,111

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains (losses) on debt securities	Unrealized gains (losses) on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$10,510	$—	$10,510	$(1,284)	$—	$(1,284)
Total other comprehensive income (loss), net	13,740	(2,197)	11,543	13,395	—	13,395
Accumulated other comprehensive income - ending balance	$24,250	$(2,197)	$22,053	$12,111	$—	$12,111

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(11)Supplemental Retirement Plans and Other Post-Retirement Benefit Obligations

Supplemental Employee Retirement Plan ("SERP")

The Company has salary continuation agreements with two of its current executive officers and one former executive officer. These salary continuation agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined "benefit age." The individuals covered under the SERP have reached the defined benefit age and are receiving payments under the SERP. Additionally, the Company has not recognized service costs in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the SERP.

This non-qualified plan represents a direct liability of the Company, and as such, the Company has no specific assets set aside to settle the benefit obligation. The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary. Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the SERP amounted to $69 thousand and $207 thousand for both the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

Total expenses for the SERP were $20 thousand and $60 thousand for the three and nine months ended September 30, 2020, respectively, compared to $25 thousand and $75 thousand for the three and nine months ended September 30, 2019, respectively. The Company anticipates accruing an additional $20 thousand related to the SERP during the remainder of 2020.

Supplemental Life Insurance

The Company has provided supplemental life insurance through split-dollar life insurance arrangements for certain executive and senior officers on whom the Bank owns bank-owned life insurance.

These arrangements provide a death benefit to the officer's designated beneficiaries that extend to post-retirement periods for some of the supplemental life insurance plans. The Company has recognized a liability for these future post-retirement benefits.

These non-qualified plans represent a direct liability of the Company and, as such, the Company has no specific assets set aside to settle the benefit obligation. The funded status is the aggregate amount accrued, or the "accumulated post-retirement benefit obligation," which is the present value of the post-retirement benefits associated with this arrangement.

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, were $23 thousand and $69 thousand for the three and nine months ended September 30, 2020, respectively, compared to $50 thousand and $149 thousand for the three and nine months ended September 30, 2019, respectively.

See also Note 12, "Stock-Based Compensation," of this Form 10-Q, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(12)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). As of September 30, 2020, 191,790 shares of Company common stock remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired, plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Total stock-based compensation expense was $476 thousand and $1.4 million for the three and nine months ended September 30, 2020, respectively, compared to $461 thousand and $1.4 million for the three and nine months ended September 30, 2019, respectively.

A tax benefit of $6 thousand and a tax expense of $29 thousand associated with employee exercises and vesting of stock compensation was recorded as an adjustment to the Company's income tax expense for the three and nine months ended

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
September 30, 2020, respectively, compared with a tax benefit of $3 thousand and $131 thousand for the three and nine months ended September 30, 2019, respectively. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated interim financial statements.

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

Options granted during the first nine months of 2020 and 2019 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $46 thousand and $136 thousand for the three and nine months ended September 30, 2020, respectively, compared to $48 thousand and $144 thousand for the three and nine months ended September 30, 2019, respectively.

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
Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $374 thousand and $1.1 million for the three and nine months ended September 30, 2020, respectively, compared to $363 thousand and $1.1 million for the three and nine months ended September 30, 2019, respectively.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings. Stock-based compensation expense related to these directors' fees amounted to $56 thousand and $214 thousand for the three and nine months ended September 30, 2020, respectively, compared to $50 thousand and $188 thousand for the three and nine months ended September 30, 2019, respectively, and is included in other operating expenses. In January 2020, non-employee directors were issued 8,346 shares of the Company's common stock in lieu of 2019 annual cash fees of $253 thousand at a price of $30.35 per share, based on the Company's average quarterly close price in 2019.

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
(13)Earnings per Share

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	11,916,486	11,808,603	11,886,811	11,779,629
Dilutive shares	10,557	34,894	21,905	40,759
Diluted weighted average common shares outstanding	11,927,043	11,843,497	11,908,716	11,820,388

There were 102,733 and 75,979 stock options outstanding for the three and nine months ended September 30, 2020, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 52,571 stock options outstanding for the three and nine months ended September 30, 2019, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in the future.

(14)Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2020
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$497,480	$—	$497,480	$—
Equity securities	651	651	—	—
FHLB stock	1,905	—	1,905	—
Interest-rate swaps	2,821	—	2,821	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,992	—	—	1,992

Liabilities measured on a recurring basis:
Interest-rate swaps	$5,878	$—	$5,878	$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2019
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$504,788	$—	$504,788	$—
Equity securities	467	467	—	—
FHLB stock	4,484	—	4,484	—
Interest-rate swaps	625	—	625	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,268	—	—	1,268

Liabilities measured on a recurring basis:
Interest-rate swaps	$625	$—	$625	$—

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

Impaired loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy. A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific allowances assigned to the collateral dependent impaired loans amounted to $4.0 million at September 30, 2020 compared to $564 thousand at December 31, 2019.

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
amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At September 30, 2020 and December 31, 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2020 and December 31, 2019:

	Fair Value
(Dollars in thousands)	September 30, 2020	December 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$1,992	$1,268	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	September 30, 2020
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$5,311	$5,337	$—	$5,337	$—
Loans, net	3,106,980	3,146,344	—	—	3,146,344
Financial liabilities:
CDs (including brokered)	335,473	339,330	—	339,330	—
Borrowed funds	1,679	1,593	—	1,593	—
Subordinated debt	73,725	77,902	—	—	77,902

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2019
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$601	$609	$—	$609	$—
Loans, net	2,531,845	2,542,577	—	—	2,542,577
Financial liabilities:
CDs	310,951	311,975	—	311,975	—
Borrowed funds	96,173	96,045	—	96,045	—
Subordinated debt	14,872	14,957	—	—	14,957

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

(15)Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2020 and September 30, 2019 is as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Supplemental financial data:
Cash paid for: interest	$11,502	$16,222
Cash paid for: income taxes	11,883	8,760
Cash paid for: lease liability	921	875
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	—	6,348
Transfer from loans to other real estate owned	—	255
ROU lease assets: operating leases(1)	—	19,635
_________________________________________
(1)This represents the right of use ("ROU") lease asset that was recorded upon adoption of ASC 842 in 2019 and new leases added in the periods indicated.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K").

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

Various statements contained in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q are forward-looking statements, including, but not limited to statements related to management's views on:

•the banking environment and the economy;
•the impact of the COVID-19 pandemic ("pandemic") and the Company’s participation in and execution of government programs related to the pandemic;
•competition and market expansion opportunities;
•the interest-rate environment, credit risk and the level of future non-performing assets and charge-offs;
•potential asset and deposit growth, future non-interest expenditures and non-interest income growth;
•expansion strategy; and
•borrowing capacity.

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

(i)failure of risk management controls and procedures;
(ii)adequacy of the allowance for loan losses;
(iii)risk specific to commercial loans and borrowers;
(iv)changes in the business cycle and downturns in the local, regional or national economies, including changes in consumer spending and deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses;
(v)deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;
(vi)changes in interest rates could negatively impact net interest income;
(vii)liquidity risks;
(viii)technology-related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures;
(ix)cybersecurity risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight and impact the financial results of the Company;
(x)increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services;
(xi)our ability to retain and increase our aggregate assets under management;
(xii)our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals;
(xiii)damage to our reputation in the markets we serve;

(xiv)exposure to legal claims and litigation;
(xv)the inability to raise capital, on terms favorable to us, could cause us to fall below regulatory minimum capital adequacy levels and consequently restrict our business and operations;
(xvi)changes in laws and regulations that apply to the Company's business and operations, and any additional regulations, or repeals that may be forthcoming as a result thereof, could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results;
(xvii)future regulatory compliance costs, including any increase caused by new regulations imposed by the government's current administration;
(xviii)changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; and
(xix)the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Part II, Item1A, "Risk Factors," of this Form 10-Q and Item 1A, "Risk Factors," of the Company's 2019 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Overview

Executive Summary

Net income for the three months ended September 30, 2020 amounted to $10.3 million, or $0.87 per diluted share, compared to $9.0 million, or $0.76 per diluted share, for the three months ended September 30, 2019. Net income for the nine months ended September 30, 2020 amounted to $21.6 million, or $1.81 per diluted share, compared to $25.5 million, or $2.15 per diluted share, for the nine months ended September 30, 2019.

The net income results for the three and nine months ended September 30, 2020 compared to the prior year periods were positively impacted by growth in net interest income, offset by increases in the provision for loan losses and operating expenses. The increases in net interest income resulted mainly from loan growth, PPP income and lower funding costs. The provision for loan losses increased over the prior year periods as the Company added to general reserves to address the impact of COVID-19 on the Company's loan portfolio and from an increase in impaired loan reserves. Operating expenses increased primarily from the Company’s strategic growth initiatives.

Total assets, total loans, and customer deposits as of September 30, 2020 have increased by 29%, 27%, and 27%, respectively, compared to September 30, 2019. The strong growth figures this year have been significantly impacted by both the outstanding PPP loans and the pandemic in general. Loan growth has been positively and substantially impacted by outstanding PPP loans. Deposit growth has also been positively and substantially impacted by the PPP, as the PPP loan monies were distributed into deposit accounts. Additionally, deposit growth has been positively impacted by stimulus checks and by customers proactively building liquidity in response to the economic uncertainty caused by the pandemic. We anticipate that as the majority of PPP loans are forgiven or paid off, which we believe will occur principally over the next several quarters, and as customers spend down their PPP funds, we will experience a reduction in both loans and deposits.

Overall, the Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, digital evolution, and both new and existing branches. Our 25th branch located in Lexington, Massachusetts opened in the first quarter of 2020 and our 26th branch located in North Andover, Massachusetts is expected to open in early 2021.

COVID-19 Pandemic

The pandemic and its effects have impacted the Company’s financial condition and results of operations, as discussed in this Management Discussion & Analysis. Management underscores that the pandemic may continue to impact the Company's financial condition and results of operations in the coming quarters, particularly due to the economic uncertainty and its potential impact on interest rates, organic growth opportunities and the quality of the loan portfolio. However, the long-term impact of the pandemic on the Company cannot be reasonably estimated at this time.

The Company activated its pandemic response team in January in response to the emergence of the pandemic and has continued to adjust its operations as the pandemic has evolved. For updated information on business and operating changes impacting customers, please visit our website at www.Enterprisebanking.com.

Paycheck Protection Program

The PPP was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and instituted by the Small Business Administration ("SBA"). The PPP began in early April 2020 and the deadline for submission of PPP loan applications was August 8, 2020. The PPP allowed entities to apply for a 1% interest rate loan with payments generally deferred until the date the lender receives the forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the borrower meets certain conditions. For most PPP loans, the maturity term for any principal portion left unforgiven is 2 years from the funding date. For PPP loans that the SBA approved on or after June 5, 2020, the loan must have a maturity of at least 5 years. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. As of September 30, 2020, the Company had 2,758 PPP loans outstanding totaling $508.2 million. As of September 30, 2020, the SBA has not issued any forgiveness determinations to the Bank's PPP borrowers.

In addition to generating interest income, the SBA pays lender’s fees for processing PPP loans. As of September 30, 2020, the Company has recorded $17.2 million in PPP related SBA fees and is accreting these fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. Year-to-date through September 30, 2020, the Company has recognized $3.7 million in PPP related SBA fees through accretion. The majority of the remaining $13.5 million in fees are expected to be recognized as the PPP loans are forgiven or paid off over the next several quarters.

Throughout this Management Discussion & Analysis we have noted certain ratios or other measures of the Company’s performance as having been adjusted to remove the impact of PPP loans, which is considered a non-GAAP measure. The Company normalized for this PPP activity in order to provide a more meaningful comparison to prior periods as we expect the PPP loans to be short-term in nature and fully guaranteed by the SBA. See the table below under the heading "Non-GAAP Measurers" which provides a reconciliation of the non-GAAP measures to the information presented under U.S. generally accepted accounting principles (“GAAP”)."

Credit Quality

The Company determined its allowance for loan loss reserves using the incurred loss methodology. The allowance for loan losses to total loan ratio was 1.39% at September 30, 2020, compared to 1.31% at December 31, 2019 and 1.37% at September 30, 2019. Excluding PPP loans, which are fully guaranteed by the SBA, the allowance for loan losses to total loan ratio was 1.65% at September 30, 2020.

While the Company has not yet adopted CECL, it estimates that under CECL, as of September 30, 2020, the combined allowance for credit losses and the reserve for unfunded commitments, would have been between $52.0 million and $55.0 million, or 1.95% to 2.06% of total loans, excluding PPP loans. The Company will adopt CECL in the fourth quarter. See additional information below under the heading "Accounting Implications."

Non-performing assets to total assets amounted to 0.53% at September 30, 2020, compared to 0.46% at December 31, 2019 and 0.39% at September 30, 2019. Excluding PPP loans, the non-performing assets to total assets ratio was 0.61% at September 30, 2020.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance. As of June 30, 2020, short-term payment deferrals due to the COVID-19 pandemic were granted on 1,130 loans amounting to $594.8 million, or 22% of the loan portfolio, excluding PPP loans. As of September 30, 2020, short term payment deferral due to the COVID-19 pandemic were active on 178 loans amounting to $104.1 million, or 4% of the portfolio, excluding PPP loans. The majority of the active deferrals as of September 30, 2020 are loans that were granted subsequent short-term deferral periods after the initial three-month deferral period ended. These active short-term COVID-19 related deferrals remain on accrual status.

As a result of the economic uncertainty created by the pandemic, the long-term impact on the credit quality of our loan portfolio cannot be reasonably estimated at this time. We will continue to closely monitor the effect on credit quality across all industry sectors in our diversified loan portfolio as the results unfold in future quarters.

Financial Strength & Stability

The Bank is designated as “well capitalized” by the Federal Deposit Insurance Corporation ("FDIC") and has collateralized lines of credit at both the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank of Boston ("FRB"). We also have access to the PPP Liquidity Facility ("PPPLF") established by the FRB. The Company had no PPPLF borrowings outstanding or loans pledged to the PPPLF at September 30, 2020. Any PPP loans pledged as collateral for the PPPLF would be excluded from average assets used in the leverage ratio calculation. The $508.2 million in PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios.

Total capital to risk weighted assets ratio for Enterprise Bancorp, Inc. on a consolidated basis was 14.31% at September 30, 2020 compared to 11.88% and 12.04% at December 31, 2019 and September 30, 2019. The increase resulted primarily from the Company’s July 7, 2020 issuance of $60.0 million in fixed-to-floating rate subordinated notes (the “notes”) due 2030, redeemable on or after July 15, 2025. The notes are classified as Tier 2 regulatory capital for the Company.

Total and Tier 1 capital to risk weighted assets ratios for Enterprise Bank were 14.17% and 12.92%, respectively, at September 30, 2020 compared to 11.87% and 10.65% at December 31, 2019, respectively, and to 12.03% and 10.78% at September 30, 2019, respectively. The increase to the Bank's capital ratios was due primarily to the Company investing $53.0 million into the Bank from the Company’s issuance of the notes.

Accounting Implications

In the first quarter of 2020, the Company elected under the CARES Act to delay the adoption of CECL. The Company will be required to adopt CECL by December 31, 2020. We anticipate the adoption of CECL will result in a reduction to retained earnings and will increase the provision for loan losses in the period of adoption. See Note 1, Item (e), "Recent Accounting Pronouncements" to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding CECL.

In the fourth quarter of 2020 the Company will be adopting the CECL. If adopted as of September 30, 2020, the Company estimates CECL would have increased the total allowance for credit loan losses, including the reserve for unfunded commitments, by $8.0 million to $11.0 million and increased the total allowance for credit losses to total loans ratio from 1.65% to a range of 1.95% to 2.06%, excluding PPP loans. CECL will be adopted with an effective retrospective implementation date of January 1, 2020. Included in the estimated total increase in the allowance for credit losses is approximately pre-tax $3.0 million that will be recorded through equity, net of taxes, as the CECL day one implementation adjustment and pre-tax $5.0 million to $8.0 million that that will be recorded through earnings and applied retrospectively to the applicable March 31, June 30, and September 30 quarterly results.

The Company also suspended TDR accounting under the CARES Act beginning in the first quarter of 2020 for certain short-term loan modifications. This election primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020 as long as those loans were current and risk rated as “pass” as of December 31, 2019.

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

Net interest income for the three months ended September 30, 2020 amounted to $33.5 million, an increase of $4.1 million, or 14%, compared to the three months ended September 30, 2019. Net interest income for the nine months ended September 30, 2020 amounted to $96.0 million, an increase of $9.7 million, or 11%, compared to the nine months ended September 30, 2019. The increase in net interest income was due largely to interest-earning asset growth, primarily in loans, partially offset by a decline in T/E margin. Quarter-to-date interest income included $1.3 million in PPP interest income plus $2.1 million in PPP related SBA fee accretion. Year-to-date net interest income included $2.2 million in PPP interest income plus $3.7 million in PPP related SBA fee accretion.

Average loan balances increased $724.0 million, or 30%, for the three months ended September 30, 2020 and $537.3 million, or 22%, for the nine months ended September 30, 2020, compared to the same respective 2019 period averages. Excluding PPP loans, average loan balances increased $230.2 million, or 9%, and $249.3 million, or 10%, for the three and nine months ended September 30, 2020, respectively, compared to the same respective 2019 period averages.
T/E margin was 3.46%, 3.59%, and 3.93% for the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, respectively. T/E margin was 3.63% and 3.96% for the nine months ended September 30, 2020 and September 30, 2019, respectively. Excluding PPP loans, T/E margin for the three and nine months ended September 30, 2020 was 3.56% and 3.70%, respectively. The lower margin results primarily reflect the significant decline in interest rates since the comparable periods resulting in interest-earning asset yields declining faster than the cost of funding. Interest-earning asset yields have been impacted by a 175 basis point decrease in the Federal Funds rate since September 30, 2019, with 150 basis points of that total decline occurring in March 2020. Term interest rates have also fallen significantly over the respective periods and collectively these interest rate decreases have reduced yields on loans repricing, short-term and overnight investments and interest-earning asset growth. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by interest rate declines. T/E margin for the September 2020 quarter was also impacted by a significantly higher quarter-to-date average balance in lower-yielding short-term and overnight investments of $259.8 million compared to $106.3 million in the prior year period.

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
For the three months ended September 30, 2020, the provision for loan losses amounted to $1.6 million, compared to $1.0 million for the three months ended September 30, 2019. The provision for the quarter ended September 30, 2020 consisted of $1.0 million in general reserve factor increases related primarily to economic weakness caused by the COVID-19 pandemic and its impact on credit quality in the loan portfolio, $845 thousand related to classified and impaired loans and a net reduction of $278 thousand related to changes in loan mix, among other factors.

For the nine months ended September 30, 2020, the provision for loan losses amounted to $10.4 million, compared to $1.6 million for the nine months ended September 30, 2019. The provision for the nine months ended September 30, 2020 consisted of $6.3 million in general reserve factor increases primarily related to economic weakness caused by the COVID-19 pandemic and its impact on credit quality in the loan portfolio, $3.1 million related to classified and impaired loans and $1.0 million related to loan growth and changes in loan mix, among other factors.
Non-interest income for the three months ended September 30, 2020 amounted to $4.3 million, an increase of $175 thousand, or 4%, compared to the three months ended September 30, 2019. Quarter-to-date non-interest income increased in 2020 due primarily to increases to net gains on sales of securities and net gains on sales of loans, partially off-set by decreases in deposit and interchange fees. Non-interest income for the nine months ended September 30, 2020 amounted to $12.5 million, an increase of $507 thousand, or 4%, compared to the nine months ended September 30, 2019. Year-to-date non-interest income increased in 2020 due primarily to increases in net gains on sales of loans and wealth management fees, partially offset by a decrease in deposit and interchange fees. Year-to-date other miscellaneous income decreased mainly due to decreases in equity investment fair values, partially offset by derivative fee income.
Non-interest expense for the three months ended September 30, 2020 amounted to $22.8 million, an increase of $1.7 million, or 8%, compared to the three months ended September 30, 2019. Non-interest expense for the nine months ended September 30, 2020 amounted to $69.8 million, an increase of $6.1 million, or 10%, compared to the nine months ended September 30, 2019. Increases in non-interest expense in 2020 related primarily to the Company's strategic growth initiatives, particularly salaries and employee benefits, and to a lesser extent technology and telecommunications expenses. Additionally, FDIC deposit insurance premiums increased due primarily to higher insurance charges caused by a decline in our Tier 1 leverage ratio resulting from PPP loans outstanding and also from the 2019 expense being positively impacted by a $376 thousand credit from the FDIC Deposit Insurance Fund.

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

The investment portfolio is used primarily to provide liquidity, manage the Company's asset-liability position and to invest excess funds providing additional sources of revenue. Total investments at fair value, a component of interest-earning assets, amounted to $498.1 million at September 30, 2020, consistent with December 31, 2019 balances, and comprised 12% and 16%, of total assets at September 30, 2020 and December 31, 2019, respectively.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships. Total loans, comprising 78% of total assets at September 30, 2020 and 79% at December 31, 2019, amounted to $3.15 billion at September 30, 2020, compared to $2.57 billion at December 31, 2019, an increase of $585.4 million, or 23%, due largely to PPP loan growth. Excluding PPP loans, total loans have increased $90.7 million, or 4%, since December 31, 2019. Total commercial loans amounted to $2.82 billion, or 89% of gross loans, at September 30, 2020, compared to 86% at December 31, 2019. Excluding PPP loans, total commercial loans amounted to $2.31 billion, or 87% of gross loans, at September 30, 2020.

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

At September 30, 2020, customer deposits (total deposits excluding brokered deposits) amounted to $3.54 billion, or 87% of total assets, compared to $2.79 billion, or 86% of total assets, at December 31, 2019. Since December 31, 2019, customer deposits increased $748.3 million, or 27%, primarily in checking accounts, and to a lesser extent money markets. Management believes the deposit growth since December 31, 2019 was due in large part to customers depositing funds received from PPP loan advances and stimulus checks, and generally maintaining higher liquidity in response to the pandemic. See "Deposits" under "Financial Condition" contained in this Item 2 of this Form 10-Q for a further breakdown of deposit growth.

Wholesale funding, which may be comprised of brokered deposits and FHLB advances, amounted to $76.7 million at September 30, 2020, compared to $96.2 million at December 31, 2019, a decrease of $19.5 million, or 20%. At September 30, 2020, wholesale funding was comprised primarily of brokered deposits, while at December 31, 2019, it was principally overnight FHLB advances. See "Borrowed Funds," "Wholesale Funding," and "Derivatives and Hedging Activities" under "Financial Condition" contained in this Item 2 of this Form 10-Q for additional information on the Company's borrowings and wholesale funding strategies at September 30, 2020.

On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate subordinated notes. These notes, with an initial fixed rate of 5.25%, are due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025. Subordinated debt (net of deferred issuance costs) amounted to $73.7 million at September 30, 2020, compared to $14.9 million at December 31, 2019.

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
The following tables summarize the reconciliation of GAAP items to non-GAAP items (1):

(Dollars in thousands)	September 30, 2020
Total loans (GAAP)	$3,150,815
Adjustment: PPP loans	(508,196)
Adjustment: Deferred PPP fees	13,495
Total loans (non-GAAP)	$2,656,114

Total assets (GAAP)	$4,060,547
Adjustment: PPP loans	(508,196)
Adjustment: Deferred PPP fees	13,495
Total assets (non-GAAP)	$3,565,846

	Three months ended	Nine months ended
(Dollars in thousands)	September 30, 2020	September 30, 2020
Total average loans (GAAP) (2)	$3,168,787	$2,941,755
Adjustment: Average PPP loans	(508,311)	(295,791)
Adjustment: Average deferred PPP fees	14,528	7,823
Total average loans (non-GAAP) (2)	$2,675,004	$2,653,787

Net interest margin (tax equivalent) (GAAP)	3.46%	3.63%
Adjustment: PPP effect (1)	0.10%	0.07%
Net interest margin (tax equivalent) (non-GAAP)	3.56%	3.70%
_________________________________________
(1)PPP loan adjustments include an elimination of PPP loans, net of unearned SBA fees, as well as interest income on PPP loans and related SBA fee accretion, included in interest income. Period end and average balances were adjusted as applicable.
(2)Total average loans include loans held for sale.

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

The Company's business model is to provide a full range of diversified financial products and services through a highly trained team of knowledgeable banking professionals, who have an in-depth understanding of our markets and a commitment to open and honest communication with clients. Management believes the Company has differentiated itself from the competition by building a strong reputation within the local market as a customer-centric, and commercially focused, community rooted bank, offering robust product and service lines, including commercial lending, cash management, wealth management and trust services and commercial insurance, delivered by a knowledgeable and dedicated team of community bankers through traditional in-person service and multiple digital delivery channels offering 24/7 remote banking capabilities.

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

As we face the current period of economic uncertainty, management is committed to utilizing its disciplined and reliable credit management approach, which has served to provide consistent quality asset growth over varying economic cycles during the Company's history. The Company's loan growth initiatives are executed through strong business development and referral efforts, by a seasoned lending team possessing a broad breadth of business acumen and lending experience, supported by a highly qualified and experienced commercial credit review function.

The Company has an ongoing commitment to use scalable technology and digitization to continually improve the customer experience and internal efficiencies and productivity. As part of the Company's multi-year digital evolution strategy, new technology-driven products, services, delivery channels, and process automation are continually introduced. These investments have proved invaluable in keeping our business operating efficiently and effectively for our customers during the pandemic.

Branch evolution includes enhancing our highly personalized customer interactions, updating technology and delivery methods, and ongoing facility improvements and renovations. New and renovated branches exhibit a modern, open-concept lobby with advanced technology. These branches are supported by our "Universal Bankers," who are cross trained to fully serve customer needs and have on-site commercial lenders.
The Company also continually looks to develop new branch locations within, and to complement, our existing footprint. In March 2020, Enterprise opened its new Lexington, Massachusetts location. Additionally, the Company is also in the process of establishing a branch office in North Andover, Massachusetts and anticipates that this location will open in early 2021.

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
Financial Condition

Total assets increased $825.5 million, or 26%, since December 31, 2019 to $4.06 billion at September 30, 2020. Excluding PPP loans, total assets have increased $330.8 million, or 10%, since December 31, 2019. The balance sheet composition and changes since December 31, 2019 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $244.6 million since December 31, 2019. At September 30, 2020, cash and cash equivalents amounted to 8% of total assets, compared to 2% of total assets at December 31, 2019. While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers are generally maintaining higher liquidity in response to the pandemic and have increased cash balances since December 31, 2019.

Investments

At September 30, 2020, the fair value of the investment portfolio amounted to $498.1 million, a decrease of $7.1 million, or 1% since December 31, 2019 balance. The investment portfolio at fair value represented 12% and 16% of total assets at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the investment portfolio was comprised primarily of debt securities, classified as Available for Sale, with a small portion of the portfolio invested in equity securities.

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

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$—	—%	$1,004	0.2%	$1,004	0.2%
Residential federal agency MBS(1)	184,596	37.1%	192,658	38.2%	181,152	37.6%
Commercial federal agency MBS(1)	115,245	23.2%	114,635	22.7%	116,053	24.1%
Municipal securities taxable	88,490	17.8%	81,687	16.2%	168,978	35.0%
Municipal securities tax exempt	97,252	19.5%	100,038	19.8%	—	—%
Corporate bonds	11,897	2.4%	14,311	2.8%	14,463	3.0%
CDs(2)	—	—%	455	0.1%	456	0.1%
Total debt securities	$497,480	100.0%	$504,788	100.0%	$482,106	100.0%
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

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $20.6 million, $23.5 million, and $24.6 million at September 30, 2020 December 31, 2019 and September 30, 2019, respectively.
During the nine months ended September 30, 2020, the Company purchased $33.7 million in debt securities. The Company had principal pay downs, calls and maturities totaling $52.0 million during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, management sold debt securities with an amortized cost of approximately $5.7 million realizing net gains on sales of $227 thousand.

Net unrealized gains on the debt securities portfolio amounted to $31.2 million at September 30, 2020, compared to net unrealized gains of $13.5 million at December 31, 2019 and net unrealized gains of $15.6 million at September 30, 2019. The Company attributes the large increase in net unrealized gains as compared to December 31, 2019 to significant decreases in market yields.

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

Equity Securities

The Company held equity securities with a fair value of $651 thousand at September 30, 2020, $467 thousand at December 31, 2019, and $1.4 million at September 30, 2019. During the nine months ended September 30, 2020, the Company recorded net losses on equity securities in the Consolidated Statements of Income of $135 thousand, compared to net gains of $275 thousand for the nine months ended September 30, 2019, due in both periods primarily to fair market value adjustments stemming from fluctuations in market prices of securities held. The amount recognized related to equity securities in "Other income" is dependent primarily on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. The Company's investment in FHLB stock was $1.9 million at September 30, 2020, $4.5 million at December 31, 2019 and $2.0 million at September 30, 2019.

See Note 1, "Summary of Significant Accounting Policies," under the section "Restricted Cash and Investments," in Item (c), "Accounting Policies," to the Company's unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company's investment in FHLB stock.

Loans

Total loans represented 78% of total assets at September 30, 2020 and 79% of total assets at December 31, 2019. Total loans increased $585.4 million, or 23%, compared to December 31, 2019, and increased $678.7 million, or 27%, since September 30, 2019. PPP loan production, which began in April 2020, accounted for $508.2 million in growth through September 30, 2020. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 87% of total loans, excluding PPP loans at September 30, 2020, compared to 86% at December 31, 2019.

Since December 31, 2019, and excluding PPP loans, there has been a slight shift within the commercial loan mix as commercial and industrial loans have decreased from 20% of total loans to 16%, while commercial real estate increased from 54% to 56% and commercial construction increased from 12% to 14% of total loans.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,490,649	47.1%	$1,394,179	54.3%	$1,317,999	53.3%
Commercial and industrial	435,856	13.8%	501,227	19.5%	511,695	20.7%
Commercial construction	384,121	12.2%	317,477	12.4%	295,448	11.9%
SBA PPP loans	508,196	16.0%	—	—%	—	—%
Total commercial loans	2,818,822	89.1%	2,212,883	86.2%	2,125,142	85.9%
Residential mortgages	254,784	8.0%	247,373	9.6%	241,157	9.7%
Home equity	84,778	2.6%	98,252	3.8%	98,763	4.0%
Consumer	9,070	0.3%	10,054	0.4%	10,037	0.4%
Total retail loans	348,632	10.9%	355,679	13.8%	349,957	14.1%

Gross loans	3,167,454	100.0%	2,568,562	100.0%	2,475,099	100.0%
Deferred fees, net	(3,144)		(3,103)		(2,969)
Deferred PPP fees	(13,495)		—		—
Total loans	3,150,815		2,565,459		2,472,130
Allowance for loan losses	(43,835)		(33,614)		(33,935)
Net loans	$3,106,980		$2,531,845		$2,438,195

As of September 30, 2020, commercial real estate loans increased $96.5 million, or 7%, compared to December 31, 2019, and increased $172.7 million, or 13%, compared to September 30, 2019. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of September 30, 2020, commercial and industrial loan balances decreased by $65.4 million, or 13%, compared to December 31, 2019 and decreased $75.8 million, or 15%, compared to September 30, 2019. The decrease reflects a decline in line utilization on revolving lines as business customers made use of alternative government sponsored funding sources and declines in business activity as a result of the pandemic, as well as general pay downs, maturities and reduction in originations.

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

Commercial construction loans increased by $66.6 million, or 21%, since December 31, 2019, and increased $88.7 million, or 30%, compared to September 30, 2019. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed. The increases since December 31, 2019 and September 30, 2019 were due primarily to active local construction markets fueled by strong demand for residential and multi-family housing and increased commercial development activity.

As previously noted in the "Overview" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the PPP was established by the CARES Act and implemented by the SBA. The PPP began in early April 2020 and the deadline for submission of PPP loan applications was August 8, 2020. PPP loans may be partially or fully forgiven by the SBA if certain criteria are met. The PPP loans carry an interest rate of 1% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be either 2 or 5 years. Payments for PPP loans are deferred until the SBA issues a forgiveness decision or ten months after the end of the forgiveness covered period if the borrower fails to apply for forgiveness during that period.

Total retail loan balances decreased by $7.0 million, or 2%, since December 31, 2019, and decreased $1.3 million, or 0.4%, since September 30, 2019. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

At September 30, 2020, commercial loan balances participated out to various banks amounted to $75.7 million, compared to $80.2 million at December 31, 2019, and $77.3 million at September 30, 2019. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $103.6 million, $104.3 million and $68.0 million at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the earlier of (i) December 31, 2020, or (ii) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company has elected to suspend TDR accounting in accordance with the CARES Act, which impacts primarily financial statement disclosure, for loans that have had a short-term payment deferral related to the pandemic, as long as those loans were current and risk rated as “pass” as of December 31, 2019.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance due to the impact of the pandemic. As of June 30, 2020, short-term payment deferrals due to the COVID-19 pandemic were granted on 1,130 loans amounting to $594.8 million, or 22% of the portfolio, excluding PPP loans. As of September 30, 2020, approximately 82% of the deferred balances have returned to scheduled principal and interest payments, with deferred interest expected to be collected over the remaining life of the loan. Through September 30, 2020, a total of 207 loans amounting to $136.9 million were granted additional subsequent short-term deferral periods.

As of September 30, 2020, short term payment deferrals were active on 178 loans amounting to $104.1 million, or 4% of the Company's loan portfolio, excluding PPP loans. The majority of the active deferrals are loans that were granted subsequent deferrals after the initial three-month deferral period ended. These loans continue to accrue interest in accordance with their initial terms and are not reported as TDR notes.

The following table provides information on loans with short-term payment deferrals as of September 30, 2020, by loan segment.

(Dollars in thousands)	Gross loan balance	Segment % of gross loans	Deferred balance	Average deferred balance	Deferred balance to gross loans(1)
Commercial real estate	$1,490,649	47.1%	$72,986	$924	2.7%
Commercial and industrial	435,856	13.8%	13,758	229	0.5%
Commercial construction	384,121	12.2%	497	248	—%
SBA PPP loans	508,196	16.0%	—	—	—%
Residential mortgages	254,784	8.0%	15,901	530	0.6%
Home equity	84,778	2.6%	944	189	—%
Consumer	9,070	0.3%	18	9	—%
Total	$3,167,454	100.0%	$104,104	$585	3.8%
__________________________________________
    (1)    Gross loans excluding PPP loans

Approximately 84% of the loan balances with short-term payment deferrals, included in commercial real estate, commercial construction, residential mortgages and home equity loans in the table above, are secured primarily by real estate. Commercial and industrial loans with short-term payment deferrals are not secured primarily by real estate but consist generally of smaller balances. At September 30, 2020, the average loan size for commercial and industrial loans with a short-term payment deferral was $229 thousand.

Based on management's review of the loan portfolio and underlying credits, the industries that management considers generally to be most at-risk from the impact of the pandemic, and the active deferred balances at September 30, 2020 are: retail trade ($7.5 million), non-owner occupied - retail property ($12.6 million), restaurants and hotels ($15.1 million), and fitness centers ($16.9 million). Collectively, active loan deferrals to these industries amounted to 2% of total gross loans (excluding PPP loans) at September 30, 2020, and comprised 50% of the total active deferred balances. These industries are highly impacted by COVID-19 sector specific safety measures and the phased re-opening approaches mandated within our market areas. In addition, loans secured by 1-4 family residential homes or to lessors of residential dwellings had active deferrals of $24.7 million and comprised 24% of active deferrals at September 30, 2020. These loans may be more impacted by unemployment levels and vacancy rates within the Company’s market areas.

In late October 2020, management determined that it was prudent to downgrade the credit rating on a large commercial real estate relationship from pass credit risk rated to substandard and to classify as TDR non-accrual. This financing is in a previously identified industry considered to be most at-risk from the impact of the pandemic and had previous short-term modifications. The relationship was not able to resume contractual payments upon expiration and subsequently requested, and was granted, an additional principal and interest deferral in late October 2020. Interest income of approximately $313 thousand, related to this $15.2 million relationship will be reversed in the fourth quarter.

Management is closely monitoring all deferrals and loans that have recently completed their deferral period and returned to regular payments and highlights that the loans are generally secured by real estate, usually have personal guarantees and typically are managed by experienced operators. The Company will continue to maintain frequent contact with our commercial customers and to closely evaluate the effect on credit quality across all industry sectors in our diversified loan portfolio as the results of the pandemic unfold in future quarters. The credit quality of our loans could be further impacted, and additional provisions may be necessary.

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Non-accrual loan summary:
Commercial real estate	$9,719	$8,280	$7,507
Commercial and industrial	4,981	3,285	3,064
Commercial construction	6,121	1,735	119
SBA PPP loans	—	—
Residential	409	411	1,050
Home equity	399	1,040	423
Consumer	12	20	20
Total non-accrual loans	21,641	14,771	12,183
OREO	—	—	—
Total non-performing assets	$21,641	$14,771	$12,183
Total loans	$3,150,815	$2,565,459	$2,472,130
Accruing TDR loans not included above	$10,659	$17,103	$18,990
Delinquent loans 60-89 days past due and still accruing	$312	$7,776	$3,126
Loans 60-89 days past due and still accruing to total loans	0.01%	0.30%	0.13%
Adversely classified loans to total loans	1.25%	1.45%	1.43%
Non-performing loans to total loans	0.69%	0.58%	0.49%
Non-performing assets to total assets	0.53%	0.46%	0.39%
Allowance for loan losses	$43,835	$33,614	$33,935
Allowance for loan losses to non-performing loans	202.56%	227.57%	278.54%
Allowance for loan losses to total loans	1.39%	1.31%	1.37%

The provision for loan losses for the nine months ended September 30, 2020 included an allocation of $6.3 million in general reserve factor increases primarily related to economic weakness caused by the COVID-19 pandemic and its impact on credit quality in the loan portfolio. The provision for the three and nine months ended September 30, 2020 are discussed further under the heading "Results of Operations."

Excluding PPP loans, which are fully guaranteed by the SBA, the allowance for loan losses to total loan ratio was 1.65% at September 30, 2020.

The majority of non-accrual loans were also carried as adversely classified during the periods. At September 30, 2020 and December 31, 2019, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $39.2 million and $37.1 million, respectively. Total adversely classified loans amounted to 1.25% of total loans at September 30, 2020, compared to 1.45% at December 31, 2019.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $17.8 million at September 30, 2020 and $22.4 million at December 31, 2019. The remaining balances of adversely classified loans were non-accrual loans, amounting to $21.5 million at September 30, 2020 and $14.7 million at December 31, 2019. Non-accrual loans that were not adversely classified amounted to $184 thousand and $84 thousand at September 30, 2020 and December 31, 2019, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The increase in adversely classified, non-performing loans at September 30, 2020 was due primarily to an increase in non-accruing commercial construction loans, which consisted of four unrelated construction relationships amounting to $5.3 million in the aggregate and representing a variety of construction project types. These relationships were carried with the adverse credit risk rating of substandard and also included in impaired loans at September 30, 2020. Management continues to closely monitor these relationships and the underlying business fundamentals on ongoing construction projects and is in regular communication with the related entity's management teams. These efforts will allow us to quantify our exposure and apply the results to determine a reasonable provision for loan losses.

Total impaired loans amounted to $32.3 million and $31.9 million at September 30, 2020 and December 31, 2019, respectively. Total accruing impaired loans amounted to $10.7 million and $17.1 million at September 30, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $21.6 million and $14.8 million as of September 30, 2020 and December 31, 2019, respectively.

In management's opinion, the majority of impaired loan balances at September 30, 2020 and December 31, 2019 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at September 30, 2020, impaired loans totaling $25.5 million required no specific reserves and impaired loans totaling $6.8 million required specific reserve allocations of $4.6 million. At December 31, 2019, impaired loans totaling $29.5 million required no specific reserves and impaired loans totaling $2.4 million required specific reserve allocations of $1.0 million. The increase in specific reserves since December 31, 2019 was due primarily to the credit downgrade of two commercial relationships, for which management determined that the additional provisions were necessary based on a review of underlying collateral values, individual business circumstances, and credit metrics. Management closely monitors all impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of September 30, 2020 and December 31, 2019 were $18.0 million and $21.1 million, respectively. TDR loans on accrual status amounted to $10.7 million and $17.1 million at September 30, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $7.3 million at September 30, 2020 and $4.0 million at December 31, 2019. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.39% at September 30, 2020, 1.31% at December 31, 2019, and 1.37% at September 30, 2019. Excluding PPP loans, which are fully guaranteed by the SBA, the allowance for loan losses to total loan ratio was 1.65% at September 30, 2020. This increase at September 30, 2020 compared to prior periods resulted from increases in general reserve factors, related primarily to economic weakness caused by the pandemic and its impact on credit quality in the loan portfolio, and to additional reserves related to classified and impaired loans, and to loan growth and other factors.
The Company estimates that as of September 30, 2020, under its CECL model, the combined allowance for credit losses and the reserve for unfunded commitments, would have been between $52.0 million and $55.0 million, or a range of 1.95% to 2.06%, excluding PPP loans.
Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of September 30, 2020.
The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Balance at beginning of year	$33,614	$33,849

Provision for loan losses	10,397	1,580
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	207	570
Commercial construction	—	—
SBA PPP loans	—	—
Residential mortgages	—	—
Home equity	10	7
Consumer	34	25
Total recovered	251	602
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	402	1,992
Commercial construction	—	—
SBA PPP loans	—
Residential mortgages	—	—
Home equity	—	—
Consumer	25	104
Total charged-off	427	2,096

Net loans charged-off	176	1,494
Ending balance	$43,835	$33,935
Annualized net loans charged-off to average loans outstanding	0.01%	0.08%

See Note 4, "Allowance for Loan Losses," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the allowance for loan losses and credit quality.

Other real estate owned

The Company had no OREO at September 30, 2020, December 31, 2019, or September 30, 2019. There were no OREO additions during the nine months ended September 30, 2020 and one addition during the nine months ended September 30, 2019. There were no sales, or subsequent write downs of OREO during the nine months ended September 30, 2020 compared to one sale and no subsequent write downs of OREO during the nine months ended September 30, 2019.

Deposits

Total deposits as a percentage of total assets were 89% at September 30, 2020 and 86% at December 31, 2019.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$1,274,210	35.3%	$794,583	28.5%	$804,051	28.9%
Interest-bearing checking	539,610	14.9%	467,988	16.8%	447,421	16.1%
Total checking	1,813,820	50.2%	1,262,571	45.3%	1,251,472	45.0%

Savings	255,417	7.1%	203,236	7.3%	201,504	7.2%
Money markets	1,205,350	33.4%	1,009,972	36.2%	1,022,344	36.7%
Total savings/money markets	1,460,767	40.5%	1,213,208	43.5%	1,223,848	43.9%

CDs	260,478	7.2%	310,951	11.2%	309,073	11.1%
Total customer deposits	3,535,065	97.9%	2,786,730	100.0%	2,784,393	100.0%

Brokered deposits (1)	74,995	2.1%	—	—%	—	—%
Total deposits	$3,610,060	100.0%	$2,786,730	100.0%	$2,784,393	100.0%
__________________________________________
(1)    Brokered CDs $250,000 and under.

As of September 30, 2020, customer deposits increased $748.3 million, or 27%, since December 31, 2019, and $750.7 million, or 27%, since September 30, 2019. Since December 31, 2019, the largest growth occurred in checking accounts and to a lesser extent money markets. Deposit growth has been positively and significantly impacted by the PPP, stimulus checks and the ongoing pandemic as management believes the PPP loan monies were distributed into deposit accounts and many customers are proactively building liquidity in response to the economic uncertainty caused by the pandemic. We anticipate that as customers spend down their PPP loan funds, this will result in a reduction in deposits.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks. The Company’s total customer deposits reflect the equal and reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $471.5 million, $419.7 million and $404.4 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. Savings account are not eligible for this program.

Management may, from time-to-time, utilize brokered deposits as cost effective wholesale funding sources to support continued loan growth. Brokered deposits may be comprised of non-reciprocal insured overnight or selected term funding gathered from nationwide bank networks or term deposits from large money center banks. At September 30, 2020 the Company's $75.0 million in brokered deposits were comprised of short-term brokered CDs hedged for adverse interest rate movements through interest-rate swaps. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds outstanding, all of which are FHLB advances, of $1.7 million, $96.2 million, and $4.2 million at September 30, 2020, December 31, 2019, and September 30, 2019, respectively. FHLB borrowings at September 30, 2020 are related to specific lending projects under the FHLB's community development and affordable housing programs. At December 31, 2019, borrowed funds, consisted primarily of overnight advances, with the remaining balance related to the specific lending projects noted above.

At September 30, 2020, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $485.0 million and the capacity to borrow from the FRB Discount Window of up to approximately $160.0 million.

In April 2020, the Company established access to the PPPLF, which provides funding secured by PPP pledged loans. Advances issued under the PPPLF are non-recourse. The amount and term of an advance matches the amount and remaining term of the PPP loans pledged. Due to deposit growth in large part from customers depositing funds received from PPP loan advances and generally maintaining higher liquidity in response to the pandemic, the Company did not have any borrowings outstanding under the PPPLF at September 30, 2020. The Bank had the capacity to borrow up to approximately $508.2 million under the PPPLF at September 30, 2020, in addition to the Discount Window capacity noted above.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2019, wholesale funding has decreased $19.5 million, or 20%.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$74,995	97.8%	$—	—%	$—	—%
Borrowed funds	1,679	2.2%	96,173	100.0%	4,177	100.0%
Wholesale funding	$76,674	100.0%	$96,173	100.0%	$4,177	100.0%

The Company has the flexibility to use either brokered deposits or FHLB borrowings in conjunction with interest-rate swaps, entered into in early 2020, to hedge adverse interest rate movements, and in the third quarter of 2020 the Company used brokered CDs.

See "Liquidity," below, for additional information.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $73.7 million at September 30, 2020 and $14.9 million at December 31, 2019 and September 30, 2019.

The Company has two subordinated note issuances outstanding, $15.0 million fixed-to-floating rate subordinated notes issued in January 2015 and $60.0 million of fixed-to-floating rate subordinated notes issued on July 7, 2020.

The notes issued in July 2020 carry an initial fixed rate of 5.25%, are due in 2030 and are redeemable at the option of the Company beginning on or after July 15, 2025.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with the Company's short-term wholesale funding to add stability to interest expense and to manage its exposure to interest rate movements. The combined notional value of these swaps, maturing in three to five years, was $75.0 million at September 30, 2020 and the fair value carried as a liability on the Company's Consolidated Balance Sheet was $3.1 million.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers increased to $38.5 million at September 30, 2020 from $22.8 million at December 31, 2019. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $2.8 million at September 30, 2020 compared to $625 thousand at December 31, 2019.

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

At September 30, 2020, the Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains uncommitted overnight fed fund purchase arrangements with correspondent banks, has access to the FRB Discount Window and has access to the PPPLF, which provides funding secured by PPP pledged loans.

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

The Company has in the past also increased capital and liquidity by offering for sale shares of the Company's common stock and through the issuance of subordinated debt. On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate subordinated notes. See "Capital Resources," below for information on the Company's capital planning.

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

The Company is subject to the regulatory capital framework known as the "Basel III Rules." As of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of September 30, 2020, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios as of September 30, 2020 are presented in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$407,485	14.31%	$227,772	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$298,069	10.47%	$170,829	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$298,069	7.39%	$161,319	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$298,069	10.47%	$128,122	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$403,560	14.17%	$227,772	8.00%	$284,715	10.00%
Tier 1 Capital (to risk weighted assets)	$367,869	12.92%	$170,829	6.00%	$227,772	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$367,869	9.12%	$161,319	4.00%	$201,649	5.00%
Common equity tier 1 capital (to risk weighted assets)	$367,869	12.92%	$128,122	4.50%	$185,065	6.50%
_________________________________________
(1)Before application of the capital conservation buffer of 2.50%, see discussion below.
(2) For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Basel III capital ratio requirements include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2020.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank at September 30, 2020 are summarized in the table below:

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

In response to the pandemic, in April 2020, the Company participated in both the PPP loan program and the PPPLF borrowing program. PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. PPP loans pledged as collateral for the PPPLF are excluded from the average assets used in the leverage ratio calculation. There were no PPPLF advances outstanding, nor PPP loans pledged as collateral for the PPPLF as of September 30, 2020.

In March 2020, the federal regulatory banking agencies issued an interagency interim final rule that allowed banking institutions that implement CECL during 2020 to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period. The Company is currently assessing its options at this time and will make its election when it adopts CECL. The Company estimates that upon the adoption of CECL, there will be a reduction in retained earnings of approximately pre-tax $3.0 million, with an effective date of January 1, 2020.

On July 7, 2020, the Company issued $60.0 million in fixed-to-floating rate subordinated notes due 2030 and redeemable at the option of the Company on or after July 15, 2025. In September 2020, the Company invested $53.0 million of the net proceeds from the issuance into the Bank. The Bank's capital ratios at September 30, 2020 were:

	Actual	Actual
Enterprise Bank	September 30, 2020	June 30, 2020
Total capital to risk weighted assets	14.17%	11.79%
Tier 1 capital to risk weighted assets	12.92%	10.53%
Tier 1 capital to average assets	9.12%	7.95%
Common equity tier 1 capital to risk weighted assets	12.92%	10.53%

DRSPP and Dividends

The Company's DRSPP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also can purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

For the nine months ended September 30, 2020, the Company declared $6.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 38,762 shares of the Company's common stock, totaling $914 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 1,818 shares of the Company's common stock, totaling $43 thousand, during the nine months ended September 30, 2020.

On October 20, 2020, the Company announced a quarterly dividend of $0.175 per share to be paid on December 1, 2020 to stockholders of record as of November 10, 2020.

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

As of September 30, 2020, investment assets under management, which are reflected at fair market value, increased $8.8 million, or 1%, since December 31, 2019, and since September 30, 2019, balances have increased $50.3 million, or 6%. Since June 30, 2020, investment assets under management have increased $45.2 million, or 5%, due primarily to asset growth from market appreciation.

As of September 30, 2020, total assets under management increased $828.8 million, or 20% since December 31, 2019 and $969.0 million, or 24% since September 30, 2019. Excluding PPP loans, total assets under management have increased $334.1 million, or 8%, since December 31, 2019 and $60.6 million, or 1%, since June 30, 2020.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Total assets	$4,060,547	$3,235,049	$3,138,724
Loans serviced for others	90,499	95,905	93,672
Investment assets under management	925,379	916,623	875,049
Total assets under management	$5,076,425	$4,247,577	$4,107,445

Results of Operations
Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Unless otherwise indicated, the reported results are for the three months ended September 30, 2020 with the "same period," the "prior year period," the "comparable period," and "prior period" being the three months ended September 30, 2019. Average yields are presented on an annualized tax equivalent basis.

The Company's net income for the third quarter of 2020 amounted to $10.3 million, compared to $9.0 million for the same period in 2019. Diluted earnings per share were $0.87 and $0.76 for the three months ended September 30, 2020 and September 30, 2019, respectively.

The net income results for the three nine months ended September 30, 2020 compared to the prior year period was positively impacted by growth in net interest income, offset by increases in the provision for loan losses and operating expenses. The increase in net interest income resulted mainly from loan growth, PPP income and lower funding costs. The provision for loan losses increased over the prior year period as the Company added to general reserves to address the impact of COVID-19 on the Company's loan portfolio and from an increase in impaired loan reserves. Operating expenses increased primarily from the Company’s strategic growth initiatives.

Net Interest Income and Margin

The Company's net interest income for the quarter ended September 30, 2020 amounted to $33.5 million, compared to $29.4 million for the quarter ended September 30, 2019, an increase of $4.1 million, or 14%. The Company's margin was 3.43% for three months ended September 30, 2020, compared to 3.88% for the quarter ended September 30, 2019. Margin was 3.55% for the quarter ended June 30, 2020.

Tax equivalent net interest income for the three months ended September 30, 2020 was $33.9 million compared to $29.8 million for the three months ended September 30, 2019, an increase of $4.1 million, or 14%. T/E margin was 3.46%, 3.59%, and 3.93% for the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, respectively. Excluding PPP loans, T/E margin for the three months ended September 30, 2020 was 3.56%.

The increase in net interest income was due largely to interest-earning asset growth, primarily in PPP loans, partially offset by a decline in T/E net interest margin. Quarter-to-date net interest income included $1.3 million in PPP interest income plus $2.1 million in PPP related SBA fee accretion.

The lower margin results in 2020 are reflective primarily of the significant decline in interest rates since the comparable periods resulting in interest-earning asset yields declining faster than the cost of funding. Net interest margin for the September 2020 quarter was also impacted by a significantly higher quarter-to-date average balance in lower-yielding short-term and overnight investments of $259.8 million compared to $106.3 million in the prior year period. Interest-earning asset yields have been impacted by a 175 basis-point decrease in the Federal Funds rate since September 30, 2019, with 150 basis-points of that total decline occurring in March 2020. Term interest rates have also fallen significantly over the respective periods and collectively these interest rate decreases have reduced yields on loan repricing, short-term and overnight investments and interest-earning asset growth. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by the interest rate declines.

Interest and Dividend Income

For the third quarter of 2020, total interest and dividend income amounted to $36.8 million, an increase of $1.9 million, or 6%, compared to the prior year period. The increase resulted primarily from an increase of $724.0 million, or 30%, in average balances of loans and loans held for sale, partially offset by lower yields on interest-earning assets. Average T/E loan yields have declined 83 basis points and other interest-earning asset yields have decreased 225 basis points compared to the prior period. See the "Net Interest Income and Margin" discussion above for further information on the decrease in interest rates.
Interest Expense

For the three months ended September 30, 2020, total interest expense amounted to $3.2 million, a decrease of $2.2 million, or 40%, compared to the same period in 2019, due primarily to decreases in the deposit rates, mainly checking, saving and money markets. The average cost of checking, saving and money markets decreased 65 basis points and the average cost of CDs decreased 53 basis points.

Non-interest-bearing checking accounts are an important component of the Company's core funding strategy. For the three months ended September 30, 2020, the average balance of non-interest-bearing checking accounts increased $449.5 million, or 55%, as compared to the same period in 2019, and represented 35% and 29% of total average deposit balances for the three months ended September 30, 2020 and September 30, 2019, respectively.

Interest rate risk is reviewed in detail under the heading Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax-equivalent)	$2,534	$8,389	$(5,855)
Investment securities (tax-equivalent)	(72)	38	(110)
Other interest-earning assets (1)	(561)	386	(947)
Total interest-earning assets (tax-equivalent)	1,901	8,813	(6,912)
Interest Expense
Interest checking, savings and money market	(2,637)	580	(3,217)
Certificates of deposit	(551)	(174)	(377)
Brokered CDs	261	131	130
Borrowed funds	(28)	(16)	(12)
Subordinated debt	774	793	(19)
Total interest-bearing funding	(2,181)	1,314	(3,495)
Change in net interest income (tax-equivalent)	$4,082	$7,499	$(3,417)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2020 and 2019:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2020			Three months ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale (2) (tax equivalent)	$3,168,787	$33,609	4.22%	$2,444,806	$31,075	5.05%
Investments (3) (tax equivalent)	469,552	3,452	2.94%	465,411	3,524	3.03%
Other interest-earning assets (4)	259,752	71	0.11%	106,296	632	2.36%
Total interest-earning assets (tax equivalent)	3,898,091	37,132	3.79%	3,016,513	35,231	4.64%
Other assets	168,755			144,453
Total assets	$4,066,846			$3,160,966

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,026,137	953	0.19%	$1,699,714	3,590	0.84%
Certificates of deposit	266,576	1,017	1.52%	302,776	1,568	2.05%
Brokered CDs	74,994	261	1.39%	—	—	—%
Borrowed funds	2,809	8	1.22%	6,683	36	2.10%
Subordinated debt (5)	69,941	1,007	5.73%	14,867	233	6.22%
Total interest-bearing funding	2,440,457	3,246	0.53%	2,024,040	5,427	1.06%

Net interest-rate spread (tax equivalent)			3.26%			3.58%

Non-interest checking	1,261,451	—		811,942	—
Total deposits, borrowed funds and subordinated debt	3,701,908	3,246	0.35%	2,835,982	5,427	0.76%
Other liabilities	43,115			38,740
Total liabilities	3,745,023			2,874,722

Stockholders' equity	321,823			286,244
Total liabilities and stockholders' equity	$4,066,846			$3,160,966

Net interest income (tax equivalent)		33,886			29,804
Net interest margin (tax equivalent)			3.46%			3.93%
Less tax equivalent adjustment		355			383
Net interest income		$33,531			$29,421
Net interest margin			3.43%			3.88%
__________________________________________
(1)Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2020 and 2019, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investments are presented at average amortized cost.
(4)Average other interest-earning assets include interest-earning deposits, fed funds sold and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

The provision for loan losses was determined under the incurred loss model and amounted to $1.6 million for the three months ended September 30, 2020, an increase of $550 thousand, compared to the prior period. The provision for the quarter ended September 30, 2020 consisted of $1.0 million in general reserve factor increases primarily related to economic weakness caused by the COVID-19 pandemic and its impact on credit quality in the loan portfolio, $845 thousand related to classified and impaired loans and a net reduction of $278 thousand related to changes in loan mix, among other factors.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2020 amounted to $4.3 million, an increase of $175 thousand, or 4%, as compared to the same period in 2019. The primary components of the quarter over quarter change are as follows:

•Net gains on sales of debt securities of $127 thousand compared to no sales in the third quarter of 2019.

•Net gains on loan sales increased by $190 thousand due primarily to higher volume of loans originated for sale.

•Deposit and interchange fees decreased by $183 thousand primarily due to lower deposit account activity combined with higher balances in customer accounts and less consumer spending resulting in lower interchange activity.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2020 amounted to $22.8 million, an increase of $1.7 million, or 8%, compared to the prior period. The primary components of the quarter over quarter change are as follows:

•Salaries and benefits increased $649 thousand due primarily to the Company's strategic growth initiatives.

•Technology and telecommunications increased $453 thousand due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.

•Deposit insurance premiums increased $733 thousand due primarily to higher insurance charges caused by a decline in our Tier 1 leverage ratio resulting from PPP origination volume and also from the 2019 expense being positively impacted by a $376 thousand credit from the FDIC Deposit Insurance Fund.

Income Taxes

The effective tax rate for the three months ended September 30, 2020 was 23.6%, compared to 21.4% for the three months ended September 30, 2019.

Results of Operations
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2020 with the "same period," the "prior year period," the "comparable period," "prior year," and "prior period" being the nine months ended September 30, 2019. Average yields are presented on an annualized tax equivalent basis.

Net Income

The Company's net income for the nine months ended September 30, 2020 amounted to $21.6 million, compared to $25.5 million for the same period in 2019. Diluted earnings per share were $1.81 for the nine months ended September 30, 2020, compared to $2.15 for the nine months ended September 30, 2019.

Net income results for the nine months ended September 30, 2020 compared to the prior year period was positively impacted by growth in net interest income, offset by increases in the provision for loan losses and operating expenses. Net interest income increased mainly from loan growth and PPP income partially offset by lower net interest margin principally due to lower market interest rates. The provision for loan losses increased over the prior year periods as the Company added to general reserves to address the impact of COVID-19 on the Company's loan portfolio and from an increase in impaired loan reserves. Operating expenses increased for the nine months ended September 30, 2020 compared to the prior year, due primarily to the Company’s strategic growth initiatives, and also from higher salary and benefit costs related to the pandemic, including our team members’ PPP loan origination effort in the second quarter of 2020.

Net Interest Income and Margin

The Company's net interest income for the nine months ended September 30, 2020 amounted to $96.0 million, compared to $86.3 million for the nine months ended September 30, 2019, an increase of $9.7 million, or 11%. The Company's margin was 3.59% for the nine months ended September 30, 2020 and was 3.90% for the nine months ended September 30, 2019.

Tax equivalent net interest income for the nine months ended September 30, 2020 was $97.0 million compared to $87.5 million for the nine months ended September 30, 2019, an increase of $9.5 million, or 11%. T/E margin was 3.63% and 3.96% for the nine months ended September 30, 2020 and 2019, respectively. Excluding PPP loans, T/E margin for the nine months ended September 30, 2020 was 3.70%.

The increase in net interest income was due largely to interest-earning asset growth, primarily in loans, partially offset by a decline in tax equivalent net interest margin. Year-to-date net interest income included $2.2 million in PPP interest income plus $3.7 million in PPP related SBA fee accretion.

As with the third quarter, the lower year-to-date margin results primarily reflect the significant decline in interest rates since the comparable period resulting in interest-earning asset yields declining faster than the cost of funding. Interest-earning asset yields have been impacted by a 175 basis point decrease in the fed funds rate since September 30, 2019, with 150 basis points of that total decline occurring in March 2020. Term interest rates have also fallen significantly over the respective period and collectively these interest rate decreases have reduced yields on loans repricing, short-term and overnight investments and interest-earning asset growth. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by interest rate declines.

Interest and Dividend Income

Total interest and dividend income amounted to $107.9 million for the nine months ended September 30, 2020, an increase of $5.4 million, or 5%, compared to the prior period. The increase was attributed primarily to a $537.3 million, or 22%, increase in the average balances of loans and loans held for sale, partially offset by lower yields on interest-earning assets. Average tax equivalent loan yields have declined 64 basis points and the yield on other interest earning assets has decreased 216 basis points. See the "Net Interest Income and Margin" discussion above for further information on the decrease in yields.

Interest Expense

For the nine months ended September 30, 2020, total interest expense amounted to $11.9 million, a decrease of $4.2 million, or 26%, over the same period in 2019 due primarily to decreases in the cost of funding, partially offset by increases in average balances of checking, saving and money market accounts. The average cost of funding, including the impact of non-interest deposit accounts balances, decreased 31 basis points. The average balance of checking, savings and money market accounts increased $236.8 million, or 14%, and the average balance of borrowed funds increased $36.7 million.

Deposit growth for the nine months ended September 30, 2020, primarily in the third quarter, has been positively and significantly impacted by the PPP loan funds, stimulus checks and the ongoing pandemic as the PPP loan monies were distributed into deposit accounts and many customers are proactively building liquidity in response to the economic uncertainty caused by the pandemic.

Non-interest deposit accounts are an important component of the Company's core funding strategy. For the nine months ended September 30, 2020, the average balance of non-interest checking accounts increased $296.1 million, or 38%, as compared to the same period in 2019. This non-interest-bearing funding source represented 33% and 28% of total average deposit balances for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$6,469	$19,370	$(12,901)
Investment securities (tax equivalent)	217	461	(244)
Other interest-earning assets (1)	(1,373)	669	(2,042)
Total interest-earning assets (tax equivalent)	5,313	20,500	(15,187)

Interest Expense
Interest checking, savings and money market	(4,865)	1,333	(6,198)
CDs	(540)	(132)	(408)
Brokered CDs	105	200	(95)
Borrowed funds	288	460	(172)
Subordinated debt	776	816	(40)
Total interest-bearing funding	(4,236)	2,677	(6,913)
Change in net interest income (tax equivalent)	$9,549	$17,823	$(8,274)
_________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2020 and 2019:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,941,755	$97,858	4.44%	$2,404,443	$91,389	5.08%
Investment securities(3) (tax equivalent)	478,365	10,781	3.00%	458,433	10,564	3.07%
Other interest-earning assets(4)	150,104	315	0.28%	92,593	1,688	2.44%
Total interest-earnings assets (tax equivalent)	3,570,224	108,954	4.08%	2,955,469	103,641	4.69%
Other assets	159,287			134,401
Total assets	$3,729,511			$3,089,870

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,886,542	5,603	0.40%	$1,649,758	10,468	0.85%
CDs	288,374	3,857	1.79%	297,580	4,397	1.98%
Brokered CDs	38,592	396	1.37%	20,678	291	1.88%
Borrowed funds	53,078	603	1.52%	16,415	315	2.56%
Subordinated debt(5)	33,364	1,468	5.88%	14,864	692	6.22%
Total interest-bearing funding	2,299,950	11,927	0.69%	1,999,295	16,163	1.08%

Net interest-rate spread (tax equivalent)			3.39%			3.61%

Non-interest checking	1,076,711	—		780,632	—
Total deposits, borrowed funds and subordinated debt	3,376,661	11,927	0.47%	2,779,927	16,163	0.78%
Other liabilities	41,111			37,369
Total liabilities	3,417,772			2,817,296

Stockholders' equity	311,739			272,574
Total liabilities and stockholders' equity	$3,729,511			$3,089,870

Net interest income (tax equivalent)		97,027			87,478
Net interest margin (tax equivalent)			3.63%			3.96%
Less tax equivalent adjustment		1,074			1,195
Net interest income		$95,953			$86,283
Net interest margin			3.59%			3.90%
_______________________________
(1)Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2020 and 2019, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investment balances are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Loan Loss

The provision for loan losses was determined under the incurred loss model and amounted to amounted to $10.4 million for the nine months ended September 30, 2020, an increase of $8.8 million, compared to the same period in 2019. The provision for the nine months ended September 30, 2020 consisted of $6.3 million in general reserve factor increases primarily related to economic weakness caused by the COVID-19 pandemic and its impact on credit quality in the loan portfolio, $3.1 million related to classified and impaired loans and $1.0 million related to loan growth and changes in loan mix, among other factors.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2020 amounted to $12.5 million, an increase of $507 thousand, or 4%, compared to the nine months ended September 30, 2019. The primary components of the increase are as follows:

•Net gains on loan sales increased $570 thousand due primarily to a higher volume of loans originated for sale.

•Wealth management fees increased $178 thousand due primarily to asset growth from market appreciation.

•Deposit and interchange fees decreased by $237 thousand primarily due to lower deposit account activity combined with higher balances in customer accounts and less consumer spending resulting in lower interchange activity.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2020 amounted to $69.8 million, an increase of $6.1 million, or 10%, compared to the same period in 2019. The significant changes in non-interest expense are as follows:

•Salaries and benefits increased $4.3 million due primarily to the Company's strategic growth initiatives. There were also several pandemic associated expense items including discretionary awards to recognize team contributions including the successful PPP loan effort, among others.

•Technology and telecommunications increased $1.5 million due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.

•Deposit insurance premiums increased $957 thousand primarily to higher insurance charges caused by a decline in our Tier 1 leverage ratio resulting from PPP origination volume and from the 2019 expense being positively impacted by a $376 thousand credit from the FDIC Deposit Insurance Fund.

•Advertising and public relations costs decreased $421 thousand as the Company's business development costs were less due to the pandemic and the focus on PPP loan originations.

•Audit, legal and other professional fees increased $326 thousand primarily in other professional fees, which includes, among other things, consulting and professional expenses associated with the Company's digital evolution strategy.

•Other operating expenses decreased $568 thousand due primarily to the pandemic resulting in lower employee-related expenses such as training, dues and entertainment, and travel.

Income Taxes

The effective tax rate was 23.7% and 22.9% for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

This Form 10-Q discusses certain key risks facing the Company and the Bank, including the following:
•Credit risk management is reviewed in detail in this Item 2 under the heading "Credit Risk," above.
•Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in this Item 2 under the heading "Liquidity, " above.
•Capital adequacy risk and regulatory requirements are reviewed in this Item 2, under the heading "Capital Resources" above.
•Interest-rate risk is reviewed under Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

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

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. The Company's margin generally performs better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

At September 30, 2020, the Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities.

The Company’s net interest income sensitivity results at September 30, 2020 compared to December 31, 2019 were impacted primarily by both an increase in the Company’s on balance sheet liquidity and from a decrease in customer deposit rates. Under the Company’s static balance sheet model, relative to the December 31, 2019 results, the Company’s model results improved when interest rates increase primarily due to the increase in on balance sheet liquidity. When interest rates decrease, the Company’s results are worse than December 31, 2019 due primarily to customer deposit rates, which are at very low levels at September 30, 2020 and have limited capacity for further meaningful decline. The increased liquidity at September 30, 2020 has less impact when interest rates decrease because short-term investment rates are near zero.

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

The following table summarizes the results from the Company’s net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, for a 24-month period at September 30, 2020 and December 31, 2019. These results are subject to various assumptions as reported in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company's 2019 Annual Report on Form 10-K.

	September 30, 2020	December 31, 2019
(Dollars in thousands)	Percentage Change(1)	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	7.37%	0.77%
Rates Rise 200 Basis Points	4.05%	0.83%
Rates Unchanged	—%	—%
Rates Decline 100 Basis Points	(4.07)%	(1.24)%
__________________________________________
(1)The September 30, 2020 results reflect PPP loan forgiveness at a volume and timeline determined by Management.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2020) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 -Legal Proceedings

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

Item 1A -Risk Factors

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

General

The pandemic has caused continued extensive disruption to the economy, impacted interest rates, increased economic and financial market uncertainty, disrupted global trade and supply chains and brought about historic unemployment levels. In addition, many state and local governments responded to the pandemic with the temporary closure of brick-and-mortar "non-essential" businesses, schools, and limitations on social gatherings, stay-at-home advisories and mandates, and travel bans and restrictions. Although many of these restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, hospitality and food and beverage industries, among many others, including a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate. Nationwide attempts to gradually reopen commerce have, in some areas, been met with a resurgence in reported COVID-19 cases, and the decision to scale back on or delay the re-opening of the economy. The phased-in approach to reopen certain parts of the Massachusetts and New Hampshire economies may leave certain types of businesses closed until a there is a treatment or vaccine for COVID-19. The long-term consequences experienced by our customers and businesses may, in turn, have a material adverse impact on our business, financial condition and results of operations, as more specifically discussed below.

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

As allowed by the CARES Act, the Company has suspended TDR accounting for certain loans that have had a short-term payment deferral since March 1, 2020, as long as those loans were current and risk rated as “pass” at December 31, 2019 Although we currently expect that payments will resume after the deferral period has ended, we cannot at this time predict if a borrower’s individual business circumstances, or any prolonged economic weakness after the deferral period has expired, will allow them to support regularly scheduled payments. Consequently, the Company may experience an increase in non-performing assets and the related costs to manage those relationships, and a decline in interest income.
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

The Company’s balance lower-yielding short-term and overnight investments has increased by loan paydowns and deposit growth which has been positively impacted by proceeds from PPP loans and stimulus checks and by customers proactively building liquidity in response to the economic uncertainty caused by the pandemic. As PPP loans are forgiven by the SBA, the Company could see further increases in liquidity.
The increase in liquidity has occurred when interest rates are at historically low levels. The immediate impact of carrying high liquidity as short term and overnight investments is a lowering of net interest margin. Investing these funds in the current low rate environment could expose the Company to increased interest rate risk.

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

Technology & Information Systems, and Operations

The spread of the pandemic has also caused the Company, like many other businesses, to modify our business practices, including employee work location and cancellation of physical participation in meetings, both internally and with business partners, vendors, and customers and prospects, turning instead to working remotely with a dependence on technology and internet connectivity for many communications. Technology and cyber security in customers’ and employees’ homes may not be as robust as in our offices and could cause the available networks, information systems, applications, and other tools to become more limited or less reliable than doing business in our offices. These modifications in business practices, for the Company, customers and vendors, and changes in technology may increase risk, including the circumvention of internal controls and heightened cybersecurity and information systems risk, and may be detrimental to our business operations. Such cyber risks include: greater phishing, malware, ransomware and other cybersecurity attacks; vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations; increased risk of unauthorized dissemination of confidential customer information; limited ability to restore the systems in the event of a systems failure, take-over, or interruption; greater risk of a security breach resulting in potential impairment of our ability to perform critical functions; all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted business partners and customers, and damage our reputation.

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

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2020:

	Total number of shares repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August	—	—	—	—
September	—	—	—	—
__________________________________________
(1)Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

Item 3 -Defaults upon Senior Securities

Not Applicable.

Item 4 -Mine Safety Disclosures

Not Applicable.

Item 5 -Other Information

Not Applicable.

Item 6 -Exhibits

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

4.1    Indenture, dated as of July 7, 2020, by and between Enterprise Bancorp, Inc. and UMB Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on July 7, 2020 (File No.001-33912).

4.2    Form of Fixed to Floating Rate Subordinated Note due July 15, 2030 (included as Exhibit A-2 to the Indenture filed as Exhibit 4.1), incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on July 7, 2020 (File No.001-33912).

10.1    Form of Note Purchase Agreement, dated as of July 7, 2020, by and among Enterprise Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 7, 2020 (File No.001-33912).

10.2    Form of Registration Rights Agreement, dated as of July 7, 2020, by and among Enterprise Bancorp, Inc. and the Purchasers, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 7, 2020 (File No.001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 6, 2020	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer