Form 10-K
period 2020-12-31
ENTERPRISE BANCORP INC /MA/
filed 2021-03-10
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $233,944,867 ($23.82 per share) as of June 30, 2020, the last trading day of the registrant’s most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
    March 1, 2021, Common Stock, par value $0.01, 11,957,927 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 4, 2021 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.Business

Organization

Enterprise Bancorp, Inc. (the "Company," "Enterprise," "us," "we," or "our") is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank"). Substantially all of the Company’s operations are conducted through the Bank and its subsidiaries. The Bank, a Massachusetts trust company and state chartered commercial bank that commenced banking operations in 1989, has five wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

•Enterprise Insurance Services, LLC, organized in 2000 in the State of Delaware for the purpose of engaging in insurance sales activities;
•Enterprise Wealth Services, LLC, organized in 2000 in the State of Delaware for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Wealth Services;" and
•Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

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

Market Area

The Company's primary market area is the Northern Middlesex, Northern Essex, and Northern Worcester counties of Massachusetts and the Southern Hillsborough and Southern Rockingham counties in New Hampshire. Enterprise has 26 full-service branches located in the Massachusetts communities of Acton, Andover, Billerica (2), Chelmsford (2), Dracut, Fitchburg, Lawrence, Leominster, Lexington, Lowell (2), Methuen, Tewksbury (2), Tyngsborough and Westford and in the New Hampshire communities of Derry, Hudson, Nashua (2), Pelham, Salem, and Windham. Our North Andover, Massachusetts branch opened in January of 2021 and our 27th branch to be located in Londonderry, New Hampshire is expected to open in late 2021 or early 2022 and is pending customary regulatory approvals.

Management actively seeks to strengthen the Company's market position by capitalizing on market opportunities to grow all business lines and through the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of gathering deposits from the general public and investing primarily in commercial loans and investment securities and utilizing the resulting cash flows to conduct operations, expand service and product offerings, expand the branch network, and pay dividends to stockholders. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, on-line, mobile and voice banking options, commercial insurance services, as well as wealth management and wealth services. The integrated branch network serves all product channels with knowledgeable service providers and state-of-the-art facilities. Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state-of-the-art delivery channels in order to tailor product lines to customers' needs. These products and services are outlined below.

The Company's business is not dependent on one, or a few customers, nor upon a particular industry, the loss of which would have a material adverse impact on the financial condition or operations of the Company.

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professional practices, and individuals. The Company's primary lending focus is on the development of high-quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial businesses, strong community involvement, and focused marketing strategies. Commercial loans may include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit. Consumer or "retail" loans may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

At December 31, 2020, the Bank's statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $76.8 million, subject to certain exceptions provided under applicable law.

See also Item 1A, "Risk Factors," and "Credit Risk," contained under the heading "Financial Condition," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K (this "Form 10-K") for further discussion on a variety of risks and uncertainties that may affect the Company's loan portfolio.

Commercial Real Estate, Commercial and Industrial, and Commercial Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied (investor) real estate. These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately 15 to 30 years. Variable interest-rate loans have a variety of adjustment terms and underlying interest-rate indices and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial and industrial loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing and term loans. Also included in commercial and industrial loans are loans partially or fully guaranteed by the U.S. Small Business Administration ("SBA"), and loans under various other government and municipal programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Revolving lines of credit are written on demand and are subject to annual credit review. Commercial and industrial loans have average repayment periods of 1 to 7 years.

The Paycheck Protection Program ("PPP") was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the SBA with support from the Department of the Treasury. The PPP is a federally guaranteed, low-interest rate loan program designed to provide a direct incentive for small businesses to keep workers on the payroll. Businesses may use PPP loan funds to pay payroll costs as well as to cover other eligible business expenses. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. The PPP loans carry an interest rate of 1% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be 2 years or 5 years. Payments are generally deferred until the date the lender receives the applicable forgiveness amount plus interest from the SBA. Borrowers may submit a loan forgiveness application any time before the maturity date of the loan. All qualifying PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. In an effort to support our communities during the pandemic the Company began participating in the PPP in April 2020 through the close of the application process in August 2020.

In addition to generating interest income, the SBA pays lenders fees for processing PPP loans which are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time.

The Economic Aid Act signed into law on December 27, 2020, authorized new PPP funding and extended the authority of lenders to make PPP loans through March 31, 2021 and revised certain PPP requirements. Under the revised terms of the PPP, loans may be made to first time borrowers as well as certain businesses that previously received a PPP loan and experienced a significant reduction in revenue. The revised terms of the PPP allow for a broader range of covered operating expenses for eligible companies, independent contractors and sole proprietors and certain non-profit organizations, among other newly eligible businesses. The Company began participating in the new round of the PPP in January 2021, by offering first and second draw loans.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. When the participation qualifies as a sale under U.S. Generally Accepted Accounting Principles ("GAAP"), the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership.

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

Deposit Products

Deposits have traditionally been the principal source of the Company's funds. Enterprise offers a broad selection of competitive commercial and retail deposit products, including checking accounts, limited-transactional savings and money market accounts, commercial sweep products, and term certificates of deposit ("CDs") typically ranging from 1 month to 36 months. The Company caters its deposit product offerings to commercial businesses, professionals, municipalities, and individuals. As a member of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

In addition to the deposit products noted above, the Company also provides customers the ability to automate allocation of investment sweep (commercial only), money market, and CD balances to nationwide networks of reciprocating FDIC insured banks. Deposits are placed into nationwide networks in increments that are eligible for FDIC insurance. This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the "excess" funds in FDIC insured accounts or term CDs issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks. Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's Consolidated Balance Sheet, however the network's reciprocal dollar deposits are carried within the appropriate product category under customer deposits on the Consolidated Balance Sheet.

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

Cash Management Services

In addition to the lending and deposit products discussed above, commercial banking and public sector customers may take advantage of cash management services and products that enhance the reporting on and acceptance of deposits, and the use of those funds for such purposes as payments, disbursements, and automated overnight investment. Cash management clients can enroll in remote check deposit capture, lockbox, Automatic Clearing House ("ACH") origination, domestic and international wire transfers, "Positive Pay" to reduce check fraud and unauthorized ACH received items, account reconciliation, zero balance target transfers, automated investment sweeps, and commercial card and merchant services programs offered through third parties. Investment sweep services include third party FDIC enhanced money markets or third-party non-deposit mutual funds.

Management believes that commercial customers benefit from the flexibility of these products, while retaining conservative investment options of high quality and safety. The balances swept on a daily basis into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

Product Delivery Channels

In addition to traditional product access channels, various electronic banking capabilities are delivered through the Bank's online website and mobile apps allowing customers to view account balances, transactions, check images and statements, as well as perform internal and external account transfers, pay bills, and make person-to-person payments and conduct check deposits. The Bank's voice banking service with Alexa allows retail customers to access account balances, transaction history as well as perform internal transfers.

Online, mobile and voice banking tools utilize multiple layers of customer authentication commensurate with the risk posed by the varying types of transactions and information available within each tool.

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

Enterprise Wealth Management primarily utilizes an open-architecture approach to client investment management. The philosophy is to identify and select high performing mutual funds and independent investment management firms on behalf of our clients. The Company partners with investment research and due diligence firms to strengthen strategic development and provide performance monitoring capabilities. These firms perform detailed research and due diligence reviews, provide objective analysis of each independent management firm based on key criteria and maintain ongoing oversight and monitoring of their performance. This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

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

The Enterprise Wealth Management Committee ("EWMC") of the Board is responsible for overseeing that the fiduciary and investment activities of the Enterprise Wealth Management and the Enterprise Wealth Services department are consistent with those powers delegated by the Board and overseeing that prudent care and discretion are followed in the management of client assets including client and Bank risk exposure. EWMC is also responsible for reviewing investment performance of investment advisors, strategic planning initiatives and results, and proposed new products or services, among other responsibilities.

Insurance Services

Enterprise Insurance Services, LLC engages in insurance sales activities through a third-party arrangement with HUB International New England, LLC ("HUB"), a full-service insurance agency with offices throughout New England and a part of HUB International Limited, which operates throughout the United States and Canada. Enterprise Insurance Services provides, through HUB, a full array of insurance products tailored to serve the specific insurance needs of businesses in a range of industries operating in the Company's market area.

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

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates. The Company's cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets and money market mutual fund accounts) and overnight and term federal funds sold ("fed funds") to money center banks. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company.

The Company primarily invests in debt securities, with a small portion of the portfolio invested in equities. As of the balance sheet dates reflected in this Form 10-K, all of the debt securities within the Company's investment portfolio were classified as available-for-sale and carried at fair value, with changes in fair value reflected in other comprehensive income. The equity securities are carried at fair value, with changes in fair value recognized in net income.

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

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank of Boston ("FRB") Discount Window and the Paycheck Protection Program Liquidity Fund (the "PPPLF") created by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and borrowing arrangements with correspondent banks.

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

In April 2020, the Company became eligible to access the PPPLF, which provides funding to lenders that are eligible to originate PPP loans. Extensions of credit under the PPPLF are secured by pledges of PPP loans as collateral. Advances issued under the PPPLF are non-recourse loans. The amount and term of an advance matches the amount and remaining term of the PPP loans pledged.

Pre-established non-collateralized overnight borrowing arrangements with large national and regional correspondent banks provide additional overnight and short-term borrowing capacity for the Company and are classified as "other borrowings" under Borrowed Funds on the Company's balance sheets.

Subordinated Debt

The Company has issued subordinated notes as a cost effective way to raise regulatory capital without shareholder dilution. The Company's outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes with call features, issued in January 2015 and July 2020, both due in 2030. The notes are intended to qualify as Tier 2 capital for regulatory purposes.

See also Note 8, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements contained in Item 8 of this Form 10-K, below, for further information regarding the Company's subordinated notes' rate and call features.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth. Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company's dividend reinvestment plan and direct stock purchase plan (together, the "DRSPP"). Additional sources of capital for the Company and the Bank have been proceeds from the issuance of the Company's common stock and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations.

The Company is subject to the regulatory capital framework known as the "Basel III Rules" which include risk-based capital ratio requirements which were fully phased-in January 1, 2019. Management believes, as of December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of December 31, 2020, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

See also "Capital Requirements," and "Capital Requirements under Basel III," under the heading "Supervision and Regulation," contained below, for further information regarding the Company's and the Bank's regulatory capital requirements. See Note 12, "Stockholders' Equity," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, below, for further information regarding the Company's stockholder's equity and capital ratios.

Patents, Trademarks, etc.

The Company holds several registered service marks and trademarks related to product names and corporate branding. The Company holds no other patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions that are material to its business.

Human Capital Resources

The Company distinguishes itself through our team and culture, including our strong sense of teamwork, purpose, inclusion and equity, and through caring for each other, our customers, and our communities. We routinely engage independent third parties to conduct cultural, engagement, and inclusion and belonging surveys to assess our engagement and to act, if necessary, to address areas of improvement. Based on the feedback provided by our team members, management believes its team member relations are excellent.

At December 31, 2020, the Company employed 527 full-time equivalent team members. None of the Company's employees are presently represented by a union or covered by a collective bargaining agreement. The Company is committed to diversity, equity and inclusion. As of December 31, 2020, 71% of our team members are women and 21% are self-identified as Black, Indigenous, and persons of color. Of our managerial team members, 64% are women and 14% are self-identified as Black, Indigenous, and persons of color.

For more information about our culture, values, team member engagement, and diversity, equity and inclusion initiatives, please visit our website at enterprisebanking.com.

Company Websites

The Company currently uses outside vendors to design, support and host its two primary internet websites: www.enterprisebanking.com, for general banking products and services and Company information, as noted below, and www.enterprisewealth.com, for wealth advisory and management services offered by the Bank. The underlying structure of the websites allows for ongoing maintenance to be performed by third parties, and updates of information to be performed by authorized Company personnel. The information contained on or accessible from our websites does not constitute a part of this Form 10-K and is not incorporated by reference.

The Bank's websites provide information on the Company and its products and services. Users have the ability to securely open various deposit accounts, as well as the ability to submit mortgage loan applications online and, via a link, to access their bank accounts and perform various financial transactions, or access various wealth account reports and statements, and the ability to consolidate all investment accounts (Enterprise or others) on one platform using a secure online banking platform.

The Bank's website also provides the access point to a variety of specified banking services and information, various financial management tools, and Company investor and corporate information, which includes a corporate governance page. The Company's corporate governance page includes the Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Whistleblower and Non-Retaliation policy, as well as the charters of the Board's Audit, Compensation and Human Resources, and Corporate Governance/Nominating committees.

In the Investor Relations section of the Bank's website, under the SEC Filings tab, the Company makes available copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q ("Form 10-Q"), proxy statements and current reports on Form 8-K ("Form 8-K"). Additionally, the site includes current registration statements that the Company has been required or elected to file in connection with the issuance of its shares and other securities. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% or greater stockholders under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC's posting of these reports on its EDGAR system through the SEC's website (www.sec.gov).

Competition

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. National and larger regional banks and financial institutions have a local presence in the Company's market area. These larger institutions have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Within our market area we also compete with government sponsored enterprises that can offer commercial real estate loans on apartments, multifamily and senior housing projects with a variety of competitive terms. Numerous local savings banks, commercial banks, cooperative banks, and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, wealth advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet-based banks, non-bank electronic payment and funding channels, and other financial intermediaries. The evolving financial technology industry also aims to compete with traditional banking services and delivery methods, although the industry offers opportunities for strategic partnerships, it is also a source for direct competition.

The Company faces increasing competition within its marketplace on the pricing and terms of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term relationships, rather than competing for individual transactions or easing loan terms.

The Company actively seeks to increase deposit market share and strengthen its competitive position with an unwavering commitment to providing an enhanced customer experience and through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art secure delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities, and consumers' needs.

Enterprise carefully plans market expansion through active development of new branch locations, identifying markets strategically located to complement existing locations while expanding the Company's geographic market footprint.

The increased use and advances in technology and data analytics and storage, such as internet, mobile and voice banking, non-bank electronic payment channels, electronic transaction processing, digital currency, and cloud-computing and storage, among others are expected to have a significant impact on the future competitive landscape confronting financial service businesses.

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

    Acquisitions by Bank Holding Companies

Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of such class; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Company's acquisition of or merger with another bank holding company or acquisition of another bank would also require the prior approval of the Division.

Under the Bank Holding Company Act, and the regulations promulgated by the Federal Reserve Board thereunder, any company must obtain approval of the Federal Reserve Board or, acting under delegated authority, the FRB, prior to acquiring control of the Company or the Bank. Section 2(a)(2) of the Bank Holding Company Act applies a three-prong test for determining whether a company "controls" the Company or the Bank: (i) ownership, control, or the power to vote 25% or more of any class of voting securities of the Company or the Bank, (ii) the ability to control in any manner the election of a majority of the directors of the Company or the Bank, or (iii) the direct or indirect exercise of a controlling influence over management or policies of the Company or the Bank. Similarly, a company that controls less than 5% of any class of voting securities of the Company or the Bank is presumed not to control the Company or the Bank.

In January 2020, the Federal Reserve Board adopted a final rule to revise its regulations related to determinations of whether a company with an ownership interest between 5% and 25% of any class of voting securities of another company has the ability to exercise a controlling influence over such company for purposes of the Bank Holding Company Act, which became effective on September 30, 2020. The final rule expands and codifies the presumptions for use in such control determinations according to a tiered methodology using 5%, 10% and 15% as the presumption thresholds. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve Board generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve Board's final rule applies to questions of control under the Bank Holding Company Act, but does not extend to Change in Bank Control Act, as amended (the "Change in Bank Control Act").

    Control Acquisitions

The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Exchange Act, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

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

In connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), Section 13 of the Bank Holding Company Act, commonly known as the "Volcker Rule," was amended to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. However, Section 203 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the "EGRRCPA") exempts community banks from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion; and (ii) trading assets and liabilities of the community bank, and every entity that controls it, is equal to or less than 5% of its total consolidated assets. As the consolidated assets of the Company are less than $10 billion and the Company does not currently exceed the 5% threshold, this aspect of the Volcker Rule does not have any impact on the Company's consolidated financial statements at this time.

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

For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company's consolidated net worth. In addition, Federal Reserve Board's Supervisory Letter SR 09-4 requires that a bank holding company consult with the Federal Reserve Board in advance of repurchases of stock if, as a result of such repurchase, there is a net reduction of the outstanding amount of common stock or preferred stock outstanding at the beginning of the quarter in which the redemption or repurchase occurs. When informing Federal Reserve Board supervisory staff of redemptions and repurchases, including requests for approval of redemptions, a bank holding company may provide information either for a proposed transaction or for a number of transactions within a given quarter on its tier 1 capital composition. Such information would include the dollar amount and percentage breakdown of the bank holding company's tier 1 capital components (i.e., common equity, perpetual preferred stock, and other tier 1 capital instruments), as well as its regulatory capital ratios, at the beginning of the previous quarter and most recent four-quarter period, as well as pro forma changes to its capital composition and ratios resulting from its proposed redemptions or repurchases. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company may not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve Board believes it not prudent to do so.

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

Qualifying capital is classified depending on the type of capital as follows:

"Tier 1 capital" consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may count trust preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital, provided that the bank holding company has total assets of less than $15 billion and such trust preferred securities were issued before May 19, 2010.

"Tier 2 capital" includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses.

    Capital Requirements under Basel III

The rules adopted by the regulators implementing the international regulatory capital framework, referred to as the "Basel III Rules," apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. Under the Basel III Rules, were fully phased in effective January 1, 2019, a bank holding company must satisfy certain capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments.

The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. An institution will be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Basel III minimum capital ratios, as applicable to the Company and the Bank in 2020, with the full capital conservation buffer are summarized in the table below.

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

Furthermore, in an effort to support our communities during the COVID-19 pandemic, we are participating in the PPP and, as a result, have access to the PPPLF established by the Federal Reserve Board. The Company had no PPPLF borrowings outstanding or loans pledged to the PPPLF at December 31, 2020. Any PPP loans pledged as collateral for the PPPLF would be excluded from average assets used in the leverage ratio calculation. All qualifying PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios.

Management believes, as of December 31, 2020, that the Company met all capital adequacy requirements to which it was subject under Basel III. As of December 31, 2020, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations.

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio ("CBLR") framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

Section 4012 of the CARES Act required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower CBLR effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

The Bank does not have immediate plans to elect to opt into the CBLR framework and will continue to follow Basel III capital requirements as described above.

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
The Federal Reserve Board policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, expresses the view that a bank holding company should pay cash dividends only to the extent that, (i) the company's net income for the past year is sufficient to cover the cash dividends, (ii) the rate of earnings retention is consistent with the company's capital needs, asset quality, and overall financial condition, and (iii) the minimum regulatory capital adequacy ratios are met. The Federal Reserve Board policy statement also provides that a bank holding company should inform the Federal Reserve Board or the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. Bank holding companies also are required to consult with the Federal Reserve Board or the FRB before materially increasing dividends. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries. The Federal Reserve Board or the FRB could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
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
The FDIC and the Division may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If as a result of an examination, the Division or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Division and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including the following:
•Requiring the Bank to take affirmative action to correct any conditions resulting from any violation or practice;

•Directing the Bank to increase capital and maintain higher specific minimum capital ratios, which may preclude the Bank from being deemed to be well-capitalized and restrict its ability to engage in various activities;

•Restricting the Bank's growth geographically, by products and services, or by mergers and acquisitions;

•Requiring the Bank to enter into an informal or formal enforcement action to take corrective measures and cease unsafe and unsound practices, including requesting the board of directors to adopt a binding resolution, sign a memorandum of understanding or enter into a consent order;

•Requiring prior approval for any changes in senior management or the board of directors;

•Removing officers and directors and assessing civil monetary penalties; and

•Taking possession of, closing and liquidating the Bank or appointing the FDIC as receiver under certain circumstances.

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
    Capital Adequacy Requirements
The FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. As noted above, the Basel III Rules require banks to maintain four minimum capital standards: (i) a Tier 1 capital to adjusted total assets ratio, or "leverage capital ratio," of at least 4.0%, (ii) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, (iii) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%, and (iv) a CET1 capital ratio of 4.5%, which are the same minimum capital standards to which the Company is held on a consolidated basis. In addition, the FDIC's prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations in order to be considered "well capitalized." Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest-rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
Management believes that, as of December 31, 2020, the Bank exceeded its minimum capital requirements and met all capital adequacy requirements to which it was subject under Basel III.

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
The Bank's regulatory capital ratios were in excess of the levels established for "well-capitalized" institutions as of December 31, 2020. As noted above, as of December 31, 2020, management believes the Bank satisfied all capital adequacy requirements under Basel III.
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

The Bank's regulatory capital ratios were in excess of the levels established for "well-capitalized" institutions as of December 31, 2020. As noted above, as of December 31, 2020, management believes the Bank satisfied all capital adequacy requirements under Basel III.
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
Previously, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, (the "Riegle-Neal Act"), a bank's ability to branch into a particular state was largely dependent upon whether the state "opted in" to de-novo interstate branching. Many states did not "opt-in," which resulted in branching restrictions in those states. The Dodd-Frank Act amended the Riegle-Neal legal framework for interstate branching to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Bank may, therefore, also establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state. In this case, the Bank would also be required to file a notice with the Division, the FDIC and potentially the banking authority of the state into which the Bank intends to branch.
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
The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, in July 2016, the FDIC redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity and revised its deposit insurance assessment rate schedule. Assessments for institutions with assets of less than $10 billion, such as Enterprise Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years. The FDIC is considering, and is expected to adopt, a final rule to apply the CBLR framework to the deposit insurance assessment system.
On September 30, 2018, the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded the targeted 1.35% set by the Dodd-Frank Act, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The DIF reserve ratio exceeded 1.38% at both June 30, 2019 and September 30, 2019. The Bank's assessment credit as calculated by the FDIC was $683 thousand and was fully utilized towards the Bank's September 2019 and a portion of the December 2019 quarterly Deposit Insurance Assessments. As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule.
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
    Restrictions on Dividends and Other Capital Distributions
The Company's ability to pay dividends on its shares depends primarily on dividends it receives from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Bank. Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Any dividend payment that would exceed the total of the Bank's net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. The statutory term "net profits" essentially equates with the accounting term "net income" and is defined under the Massachusetts banking statutes to mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from such total all current operating expenses, actual losses, accrued dividends on any preferred stock and all federal and state taxes. Applicable provisions of the FDIA also prohibit a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized. If the Bank's capital becomes impaired or the FDIC or Division otherwise determines that the Bank needs more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions to the Company. Consequently, any restrictions, regulatory or otherwise, on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.
As a result of the COVID-19 pandemic, on March 17, 2020, the federal banking agencies issued an interim final rule revising the definition of "eligible retained income" for banking organizations subject to the capital rules. To reduce the likelihood of significant limitations on banking organizations' capital distributions in light of COVID-19-related reductions in capital ratios, the interim final rule amends the definition of "eligible retained income" as the greater of (i) a banking organization's net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) the average of a banking organization's net income over the preceding four quarters. A final rule making this interim rule permanent was adopted on August 26, 2020. Despite the more relaxed rule, Enterprise continues to manage their capital actions and liquidity risk prudently and in a safe and sound manner consistent with past practice.
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
On December 12, 2019, the Office of the Comptroller of the Currency (the "OCC") and the FDIC issued a joint proposal to revamp how the agencies will assess banks' performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area ("AA") to include geographies outside of a bank's current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank's presumptive CRA rating.
While the OCC adopted a final rule on May 20, 2020 that was generally consistent with the proposed rule, the FDIC did not join in the final rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing COVID-19 pandemic. Members of Congress and community groups have expressed hostility to the new OCC rule, and have raised the possibility of repealing it through legislative action. In light of this uncertainty, and the fact that the FDIC has not yet taken action on new rule, it is impossible to predict the substance and timing of a revised CRA rule from the FDIC. The Company and the Bank will continue to monitor this proposal.
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
These provisions place limits on the amount of:
•loans or extensions of credit to affiliates;
•investment in affiliates;
•assets that may be purchased from affiliates, except for real and personal property exempted by the Federal Reserve Board;
•the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•the guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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
The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve Board has also issued Regulation W which codifies prior regulations under the Affiliates Act and interpretive guidance with respect to affiliate transactions. In March 2020, the Federal Reserve issued to certain banks a temporary waiver of the limitations set forth under Section 23A of the Federal Reserve Act and Regulation W in order to allow such banks to purchase certain assets from affiliated broker-dealers and money market mutual funds. The relief afforded by such waivers generally will expire six months after the date of issuance.
Under both Massachusetts and federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal stockholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (ii) must follow the credit underwriting procedures at least as stringent as those applicable to comparable transactions with third parties, and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal stockholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution's capital, it is approved in advance by a majority of the disinterested directors.
    Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2020, the Bank's concentrations of commercial real estate loans fall near or slightly above the established levels and the Company believes its credit risk administration to be consistent with heightened risk management regulatory guidance.
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

On November 20, 2019, federal banking regulators jointly issued a final rule revising the definition of a HVCRE exposure and providing interpretations of certain aspects of Acquisition Development and Construction loans. The interpretation under this final rule became effective on April 1, 2020 and did not have a material impact on the Banks' Consolidated Report of Condition and Income.
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
On May 24, 2018, the EGRRCPA was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA's provisions—for which banking agencies have now issued certain corresponding guidance documents and/or proposed or final rules—include, among other things: (i) creating a new category of "qualified mortgages" presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act's expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (Tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well- capitalized status. For those regulations that have been implemented, most will have little to no impact on the Company. However, the Company may be impacted by future agency rule-making in connection with implementation of the EGRRCPA and it is difficult to anticipate the continued impact this expansive legislation may have on the Company, its customers and the financial industry generally.
For more information on the EGRRCPA, please see the following sections "Permissible Activities," "Community Bank Leverage Ratio," and "Concentrated Commercial Real Estate Lending Regulations," above, and "Consumer Financial Protection Bureau" and "HMDA," below.
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (the "CFPB") was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rule making, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.
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
The Dodd-Frank Act implemented significant increases in the regulation of mortgage lending and servicing by banks and non-banks. In particular, the Dodd-Frank Act includes, among other things, (i) requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; (ii) requirements that mortgage originators be properly qualified, registered, and licensed and comply with any regulations designed by the CFPB to monitor their operations; (iii) mandates of comprehensive additional and enhanced residential mortgage loan related disclosures, both prior to loan origination and after; and (iv) mandates of additional appraisal practices for loans secured by residential dwellings, including potential additional appraisals at the banks cost.

Home Mortgage Disclosure Act ("HMDA")
On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rule to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. Institutions originating fewer than 500 dwelling secured closed-end mortgage loans or fewer than 500 dwelling secured open-end lines are exempt from the expanded data collection requirements that went into effect January 1, 2018. The Bank does not receive this reporting relief based on the number of dwelling secured mortgage loans reported annually.
UDAP and UDAAP
Banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. "Unjustified consumer injury" is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices," referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.
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
Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to non-affiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to non-affiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with non-affiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any unaffiliated third-party for use in marketing.
Bank Secrecy Act, and Anti-Money Laundering
Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") and as further amended by the National Defense Authorization Act for Fiscal Year 2021 (the “National Defense Authorization Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain record-keeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.
The Financial Crimes Enforcement Network ("FinCEN") issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies, that became effective in May 2018. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the "beneficial owner" (25% or more ownership interest) of legal entity customers. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for bank mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the Bank Secrecy Act and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of the Bank Secrecy Act; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.
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
Environmental Laws Potentially Impacting the Bank
We are subject to state and federal environmental laws and regulations. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan, which costs often substantially exceed the value of the property.
Government and Regulatory Response to the COVID-19 Pandemic
The onset of the COVID-19 pandemic in the United States has in certain respects, at least temporarily, impacted Enterprise's operations and risk management and resulted in changes to its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the COVID-19 pandemic in order to meet the borrowers' financial needs. Guidance published by the Federal Reserve Board encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower's financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. Consistent with the regulators' guidance, Enterprise has and continues to work with its customers during the COVID-19 pandemic to provide them with greater access to their funds, waive certain fees and provide short-term payment deferrals for borrowers requiring assistance.
In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, through rule making, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to address regulatory capital, liquidity risk management, financial management and reporting, and operational considerations for banking organizations. Notable developments not otherwise discussed above include the following.
•On March 15, 2020, the Federal Reserve Board issued a statement encouraging banks to use their capital and liquidity buffers to lend to households and businesses impacted by the COVID-19 pandemic. The following day, the Federal Reserve Board issued a statement encouraging banks to access the Federal Reserve's discount window to assist with capital and liquidity management in light of the increased credit needs of banking customers. Several other federal regulatory agencies, including the FDIC, have also taken actions to support lending to households and small businesses.

•The Bank is also typically required by the Federal Reserve Bank of Boston ("FRB") to maintain in reserves certain amounts of vault cash and/or deposits with the FRB, however, in response to the COVID-19 pandemic, this requirement has been eliminated until further notice.

•Section 4013 of the CARES Act provides financial institutions the option to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a troubled debt restructuring ("TDR") for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022 (as amended by Section 541 of the Consolidated Appropriations Act of 2021). A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP should not be required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the ongoing COVID-19 pandemic, see the discussion below under Item 1A, "Risk Factors—COVID-19 Pandemic," of this Form 10-K.
Other Pending and Proposed Legislation
From time to time, various legislative and regulatory initiatives are introduced in Congress, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company or Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the company or our subsidiaries could have a material effect on the Company's business, financial condition, and results of operations.
The Company maintains a Compliance Management Program designed to meet regulatory and legislative requirements. See Key Risk Areas, below under the heading "Risk Management Framework."

See also Item 1A, "Risk Factors," of this Form 10-K for further discussion on how new laws and regulations may affect the Company's business, financial condition, and results of operations.
Risk Management Framework
In addition to the risks discussed below, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model are addressed in Item 1A, "Risk Factors," of this Form 10-K. This Risk Management Framework discussion should be read in conjunction with Item 1A, "Risk Factors," of this Form 10-K.

Management utilizes a comprehensive enterprise risk management framework that enables a coordinated and structured approach for identifying, assessing, and managing risks across the Company and provides reasonable assurance that management has the tools, programs, people, and processes in place to support informed decision making, anticipate risks before they materialize and maintain the Company's risk profile consistent with its strategic planning, and applicable laws and regulations.

These risks, and the decisions related thereto, include, but are not limited to: credit risk, market and interest rate risk, legal and regulatory compliance risk, reputational risk, strategic risk, capital risk, compensation risk, liquidity management, information technology and cybersecurity risk, internal controls over financial reporting, physical security, loss and fraud prevention, policy reviews, third party risk management (direct and indirect vendors) and contract management, business continuity and succession planning, short and long-term capital projects and facility planning, and corporate governance.

The Company promotes proactive risk management by all Enterprise employees with clear ownership and accountability. Managers in each line of business have responsibility for identifying, assessing, and managing the risks in their areas. The Risk Management department is responsible for providing guidance, oversight, and input on remediation to business lines to provide reasonable assurance that risk assessments and mitigating controls and procedures are properly designed and functioning with in their areas. The Risk Management department also independently monitors operational risk, including information security, third-party risk management, disaster recovery and business continuity planning. In addition, the Internal Audit department, which is independent of management, through reviews and testing, confirms appropriate risk management controls, processes and systems are in place and functioning effectively. The Company also maintains a package of commercial insurance policies with national insurers, which provides for a broad range of insurance coverage for a variety of risk factors, at levels deemed appropriate by management. Policies are reviewed annually, or as circumstances change, by management for necessary updates and adjustments in coverage, in addition to reviews by an independent third party and the Audit Committee of the Board.

The CEO has overall responsibility for risk management and manages strategic and reputational risks. The Chief Risk Officer, who also serves as the Information Security Officer, is responsible for establishing and maintaining oversight of the Company's enterprise risk management framework and also oversees operational, legal and compliance risk. The Chief Financial Officer is responsible for overseeing and managing market, interest rate, liquidity, and capital risk management activities, and also evaluating the effectiveness of the design of internal controls over financial reporting. The Credit Director, Chief Commercial Lending and Chief Residential Lending Officer are responsible for overseeing and managing credit risk. The Chief Information Officer is responsible for technology administration including technology governance, architecture, infrastructure and application support, and the Chief Human Resources Officer is responsible for compensation risk management. Periodically management reports and risk assessments are provided to the Board or its committees relating to the Bank's risk profile and the adequacy of the risk management program.

In January 2020, management activated our pandemic response team in light of the ongoing pandemic and has been utilizing established business continuity protocols since that time to provide uninterrupted service to our customers and communities. The pandemic response team quickly coordinated resources and responses across the Bank in order to (i) provide for the safety of our team members, customers, and business partners, (ii) maintain sound business operations, and (iii) minimize the risks identified above. Team leaders were and continue to be in constant communication and continually strategize and implement coordinated efforts to mitigate the risks identified above and below, among others. We have modified our protocols, policies and procedures as circumstances have evolved and as legal and regulatory directives have required. We will continue to monitor the impact of the pandemic on many fronts as the pandemic continues longer than originally expected, and as activities shift towards reopening of local economies and business activity.

Key Risk Areas

Compliance risk includes the threat of fines, civil money penalties, lawsuits and restricted growth opportunities resulting from violations and/or non-conformance with laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. The Company maintains a Compliance Management Program (the "CMP") designed to meet regulatory and legislative requirements. The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, managing customer complaints, and educating employees in matters relating to regulatory compliance. The Audit Committee of the Board oversees the effectiveness of the CMP.

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems, or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cybersecurity or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training, and employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning.

•The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software, and network devices as well as cloud-based solutions. The Company's project management standards are designed to provide risk-based oversight, coordinate and communicate ideas, and to prioritize and manage project implementation in a manner consistent with corporate objectives.

•The Company has implemented layered security approaches for all electronic delivery channels to detect, prevent and respond to rising cybersecurity risks. Management utilizes a combination of third-party information security assessments, key technologies and ongoing internal and external evaluations to provide a level of protection of non-public personal information, to continually monitor and attempt to safeguard information on its operating systems and those of third-party service providers, and to quickly detect attacks. The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, and cybersecurity threats, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company's information systems. To minimize debit card losses, the Company works with a third-party provider to establish parameters for allowable transaction activity, monitor transactions, and alert customers of potentially fraudulent activity.

•The Company has a third-party risk management program designed to enable management to determine what risk, if any, a particular vendor and indirect vendors or subcontractors, exposes the Company to, and to rate and mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with third-party service providers and their subcontractors, for both on-premise and off-premise technology solutions.

•The Company's Disaster Recovery and Business Continuity Program combined with the Pandemic Plan provide the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company's operations for an extended period, due to circumstances such as: loss of personnel; loss of data and/or loss of facilities under various scenarios, including unintentional, malicious or criminal intentions; or loss of access to, or the physical destruction or damage of facilities, infrastructure or systems; or denial of access to our systems or information by outside parties. The Plans, which are reviewed annually, establish responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency, assigns responsibility for restoring services, and sets priorities by which critical services will be restored. A bank-owned and maintained secondary data center location provides the Company back-up network processing capabilities if needed.

•The Company has developed an Incident Response Plan in order to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or ransomware. Additionally, an event that disrupts one of the Bank's service channels, whether as a result of a security incident or not, is also considered an incident requiring a response under this program. These disclosure controls and procedures compel the Company to make appropriate accurate and timely disclosures of material events and incidents to both customers and regulatory authorities. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services, and information.

•The Bank Technology Committee of the Board oversees the technology and cybersecurity strategies and their alignment with business strategies. The Committee also oversees the effectiveness of the information security program and monitors the results of third-party testing and risk assessments and responses to breaches of customer data, among other project management, cybersecurity, and business continuity oversight functions.

Credit risk management is reviewed in detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the section "Loans," under the heading "Credit Risk" of this Form 10-K. The Loan Committee of the Board oversees the effectiveness of the credit risk management.

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

For information regarding capital planning, current capital framework requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2020, see the section within Item 1, "Business," entitled "Capital Resources" and the sections within "Supervision and Regulation" entitled "Capital Requirements" and "Capital Requirements under Basel III" and for the Bank "Capital Adequacy Requirements" of this Form 10-K and also see Note 12, "Stockholders' Equity," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

In addition, certain heightened risks associated with the ongoing pandemic are outlined in Part I, Item 1A, "Risk Factors," in this Form 10-K, below.

Item 1A.Risk Factors

An investment in the Company's common stock is subject to a variety of risks and uncertainties including, without limitation, those set forth below, any of which could cause the Company's actual results to vary materially from recent results or from the other forward-looking statements that the Company may make from time to time in news releases, periodic reports and other written or oral communications. This Form 10-K is qualified in its entirety by these risk factors.

Realization of any of the risks outlined in the following sections, or additional risks and uncertainties that management is not aware of, or may currently deem immaterial, may impair the Company's business in a variety of ways, including, but not limited to, any one or a combination of the following consequences: loss of assets; an interruption in the ability to conduct business and process transactions; loss of customer business; loss of key personnel; additional regulatory scrutiny and potential enforcement actions and/or penalties against the Company or the Bank; limit the payment of dividends; damage the Company's reputation; expose the Company to civil litigation and possible financial liability; result in unanticipated charges against capital; increase operational costs; decrease revenue; restrict funding sources, which could adversely impact the Company's ability to meet cash needs; be required to liquidate investments or other assets; limit growth and branch network expansion; close locations or reduce staffing; or limit permissible activities. As a result, the Company's overall business, financial condition, results of operations, capital position, liquidity position, and financial performance could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and stockholders could lose some or all their investment.

The material risks and uncertainties that management believes may affect the Company are outlined below. These risks and uncertainties are not listed in any order of priority and are not necessarily the only ones facing the Company.

RISK MANAGEMENT CONTROLS

Risk Management Controls and Procedures Could Fail or Be Circumvented
Management regularly reviews and updates the Company's internal controls, corporate governance policies, compensation policies, Code of Business Conduct and Ethics and security controls to prevent and detect errors and potential monetary losses, loss of confidential information and data, and loss of physical assets by theft, wanton destruction or damage, fraud, or robbery from both internal and external sources. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. The Company is at risk of ineffective design of internal controls, any circumvention of the Company's internal controls and procedures, whether intentional or unintentional, or failure to comply with regulations related to controls and procedures, or failure to adequately execute controls and procedures, whether by employees, management, directors, or external elements, or any illegal activity conducted by a Bank customer or employee.

See also “Risk Management Framework,” contained above in Item 1, “Business,” of this Form 10-K for further information regarding the Company's operational risk management, information security and technology practices, the Company's Disaster Recovery and Business Continuity Plan and third-party risk management.

COVID-19 PANDEMIC

The COVID-19 pandemic has caused continued extensive disruption to the economy, impacted interest rates, increased economic and financial market uncertainty, disrupted global trade and supply chains, and brought about historic unemployment levels. In addition, many state and local governments responded to the pandemic with the temporary closure of brick-and-mortar "non-essential" businesses, schools, and limitations on social gatherings, stay-at-home advisories and mandates, and travel bans and restrictions. Although many of these restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, hospitality and food and beverage industries, among many others, including a significant number of layoffs and furloughs of employees nationwide, and in the regions and communities in which we operate. Nationwide attempts to gradually reopen commerce have, in some areas, been met with a resurgence in reported COVID-19 cases, and the decision to scale back on or delay the re-opening of the economy. The phased-in approach to reopen certain parts of the Massachusetts and New Hampshire economies may leave certain types of businesses closed until there is a widespread treatment or comprehensive vaccinations for COVID-19 have prevailed. The long-term consequences of the pandemic experienced by our customers and businesses may further exacerbate some of the risks identified through this "Item 1A - Risk Factors" and may also have a material adverse impact on our business, financial condition and results of operations, as more specifically discussed below.

Pandemic's Impact on Lending & Credit Risks
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

Furthermore, in an effort to support our communities during the pandemic, we are participating in the SBA's PPP. If the borrower under a PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of (i) holding these loans at unfavorable interest rates, with no collateral and no guarantors, as compared to the credits that we would have otherwise originated; and more so, (ii) if during the remaining loan term of any unforgiven portion of these loans, the borrower defaults and the SBA finds fault and does not honor their loan guarantee, we are at risk for additional credit losses. In addition, a customer perception that their PPP loan forgiveness application was not processed promptly by the Company, or a change or delay in the guidance from the SBA, resulting in the SBA not approving forgiveness, could result in legal action against the Company, negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, which could result in additional expenses, and damage our reputation and adversely affect the market perception of our products and services, among other factors.

As allowed by the CARES Act, and extended by the Consolidated Appropriations Act of 2021, the Company has suspended TDR accounting for certain loans that have had a short-term payment deferral since March 1, 2020, as long as those loans were current and risk rated as “pass” at December 31, 2019. Although we currently expect that payments will resume after the deferral period has ended, we cannot at this time predict if a borrower’s individual business circumstances, or any prolonged economic weakness after the deferral period has expired, will allow them to support regularly scheduled payments. Consequently, the Company may experience an increase in non-performing assets and the related costs to manage those relationships, and a decline in interest income.
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

Pandemic's Impact on Economic & Financial Markets Risks
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

Due to concerns about the impacts of the pandemic, citing layoffs, plummeting consumer spending and widespread closures, the Federal Reserve Board took action to lower the federal funds target rate range to near-zero, which has and may continue to negatively affect the Company’s net interest income, results of operations and financial condition. A prolonged period of extremely volatile and unstable financial market conditions could increase our funding costs and negatively affect our asset-liability management strategies. Higher volatility in interest rates and spreads to benchmark indices could cause decreases in the fair market values of our investment portfolio, and assets the Company manages for others through our wealth management and trust channels, which would lower fee income, and may impair our ability to attract and retain funds from current and prospective customers. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, any of which in turn could have a material adverse effect on our liquidity and ability to fund future growth, our operating results, and financial condition.

Pandemic's Impact on Liquidity Risk
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

The Company’s balance of lower-yielding short-term and overnight investments has increased by loan pay downs and deposit growth which has been positively impacted by proceeds from PPP loans and stimulus checks and by customers proactively building liquidity in response to the economic uncertainty caused by the pandemic. As PPP loans are forgiven by the SBA, the Company could see further increases in liquidity.
The increase in liquidity has occurred when interest rates are at historically low levels. The immediate impact of carrying high liquidity as short term and overnight investments is a lowering of net interest margin. Investing these funds in the current low rate environment could expose the Company to increased interest rate risk.

Pandemic's Impact on Capital Adequacy Risk
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

Pandemic's Impact on Technology & Information Systems, and Operations Risks
The spread of the pandemic has also caused the Company, like many other businesses, to modify our business practices, including employee work location and cancellation of, or limitations, on physical participation in meetings, both internally and with business partners, vendors, and customers and prospects, turning instead to working remotely with a dependence on technology and internet connectivity for many communications. Technology and cyber security in customers’ and employees’ homes may not be as robust as in our offices and could cause the available networks, information systems, applications, and other tools to become more limited or less reliable than doing business in our offices. These modifications in business practices, for the Company, customers and vendors, and changes in technology may increase risk, including the circumvention of internal controls and heightened cybersecurity and information systems risk, and may be detrimental to our business operations. Such cyber risks include: greater phishing, malware, ransomware and other cybersecurity attacks; vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations; increased risk of unauthorized dissemination of confidential customer information; limited ability to restore the systems in the event of a systems failure, take-over, or interruption; greater risk of a security breach resulting in potential impairment of our ability to perform critical functions; all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted business partners and customers, and damage our reputation.

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

As noted, the Company has had to modify our business practices, including employee work location, restricting access to branch locations, modifying business development efforts, and limiting physical meetings, both internally and with business partners, vendors, and customers and prospects, turning instead to emphasizing online and mobile banking, drive-up and walk-up banking, and practicing social distancing at all times. Management believes that these alternative arrangements, that were quickly put into action, have been successful to date in allowing us to safely, securely, and fully service our customers’ and communities’ needs and to meet all our business and regulatory banking requirements.

However, these modifications in business practices may not be sustainable over extended periods of time. If wide-spread vaccination is not attained or if more easily spread variants continue to emerge causing further surges in Corona virus cases, branch locations may be unable to open and provide customers with an expected high level of in-person customer service, business development efforts may be reduced or eliminated leading to a decline in growth, and the strong family-oriented culture at the Bank may be weakened.

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
The Company expects to adopt the current expected credit losses ("CECL") methodology for calculating loan loss reserves in 2021. This methodology utilizes a life of loan concept and allows for reasonable and supportable forecasts. Adoption of CECL is expected to increase the Company's allowance for loan losses.

See Note 1, “Summary of Significant Accounting Policies,” Item (w) “Recent Accounting Pronouncements,” to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, under the section “Accounting pronouncements not yet adopted by the Company” for further information regarding Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
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

The Company is Subject to Environmental Risks Associated with Real Estate Held as Collateral or Occupied
When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also occupies owned and leased premises where branches and other bank facilities are located. While the Company’s lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage, or occupy. Environmental laws could force the Company to clean up the properties at the Company’s expense. It may cost much more to clean a property than the property is worth, and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default.

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

The Company is Subject to Interest Rate Risk
The Company's earnings and cash flows are largely dependent upon its net interest income, meaning the difference or spread between interest income earned and interest expense paid. Changes in interest rates could negatively impact the spread and demand for bank products. Interest rates are highly sensitive to many factors that are beyond the Company's control, including monetary policy of the U.S. federal government, inflation and deflation, volatility of domestic and global financial markets, including credit markets, and competition.

Uncertainty related to the London Interbank Offer Rate ("LIBOR") and its replacement
The Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop publication of the one week and two month USD LIBOR after December 31, 2021, but continue the publication of the overnight and one, three, six and 12 month USD LIBOR until June 30, 2023. The Federal Reserve Board and the New York Federal Reserve Bank have jointly formed a committee known as the Alternative Reference Rates Committee (the "ARRC") to help ensure a successful transition from LIBOR. The ARRC has proposed the Secured Overnight Financing Rate ("SOFR") as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities.

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

TECHNOLOGY & INFORMATION SYSTEMS

The use of technology related products, services, delivery channels, access points and processes expose the Company to various risks, particularly operational, privacy, cybersecurity, strategic, reputation and compliance risk. Banks are required by regulatory agencies to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring, and controlling risks associated with the use of technology.

Failure to Keep Pace with Technological Change Could Affect the Company's Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services, and delivery channels. Failure to successfully plan or keep pace with technological changes affecting the banking industry, or failure to adequately train and educate staff and customers on the use and risks of new technologies, or failure to comply adequately with regulatory guidance regarding protection of information security systems could have a material adverse effect on the Company's business and, in turn, the Company's financial condition and results of operations. In addition, there may be significant time and expenses associated with upgrading and implementing new technology, technology compliance and information security processes.

Information Systems Could Experience an Interruption, Failure, Breach in Security, or Cyber-Attack
The Company relies heavily on public utilities infrastructures and internal information and operating systems to conduct its business, and these systems could fail in a variety of ways. In addition, the use of networked operating systems exposes the Company to the increased sophistication and activity of cyber-criminals. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of the information resources of the Company. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access directly to our information systems, or indirectly through our vendors and customers systems, for purposes of misappropriating assets, stealing confidential corporate information or customers' Personally Identifiable Financial Information, corrupting data, or causing operational disruption. The Company's independent third-party service providers or their subcontractors may also have access to customers' personal information and therefore also expose the Company to cybersecurity risk. Additionally, vendors' and customers' home, business or mobile information systems are at risk of fraudulent corporate account takeovers which the Company may not be able to detect. There is no guarantee the Company's counteractions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

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

OPERATIONS

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors within its market area, see "Market Area" and "Competition" contained in Item 1, "Business," of this Form 10-K. Some of these competitors are larger and have more financial resources than the Company; some are not subject to the same degree of government regulation as the Company and thus may have a competitive advantage over the Company. If due to the inability to compete successfully within the Company's target banking markets, the Company encounters difficulties attracting and retaining customers it would have a material adverse effect on the Company's growth and profitability.

The Company May Experience a Prolonged Interruption in its Ability to Conduct Business
The Company relies heavily on its personnel and facilities to conduct its business. A material loss of people or physical damage, destruction, or denial of access to our core operating facilities, for any number of reasons including localized natural disasters or global pandemics, could result in prolonged business interruptions impacting customer services and our ability to conduct transactions.

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

The Company Relies on Financial Counterparty Relationships
The Company routinely executes transactions with counterparties in the financial services industry, in order to maintain correspondent bank relationships, liquidity, manage certain loan participations, mortgage sales activities, interest-rate swaps, engage in securities transactions, and engage in other financial activities with counterparties that are customary to our industry. Many of these transactions expose the Company to counterparty credit, liquidity and/or reputation risk in the event of default by the counterparty, or negative publicity or public complaints, whether real or perceived, about one or more of the Company's financial counterparties, or the financial services industry in general. Although the Company seeks to manage these risks through internal controls and procedures, the Company may experience loss or interruption of business as a result of unforeseen events with these counterparties.

Investment Management Practices and Aggregate Assets Under Management Expose the Company to Financial, Operational and Legal Risk
The Company's Enterprise Wealth Management and Enterprise Wealth Services channels derive their revenues primarily from investment management fees based on assets under management. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in client investment preferences, investment decisions by us or our third-party service provider partners, and various economic conditions, among other factors. Wealth management and wealth services clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Financial markets are affected by many factors, any of which could adversely impact the fair value of customer portfolios. Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the investment decisions that they make. Poor investment performance, whether real or perceived, in either relative or absolute terms, could impair our ability to attract and retain investment assets under management from existing and new clients.

The Company's Insurance Coverage May Not be Adequate to Prevent Additional Liabilities or Expenses
The Company works with an independent third-party insurance advisor to obtain insurance policies that provide coverage for a variety of business risks at coverage levels that compare favorably to bench-marked coverage for loss exposures that are faced by similarly sized financial institutions. However, there are no guarantees that the Company will be able to maintain comparable or adequate coverage levels in the future. In addition, there is no guarantee that the circumstances of an incident will meet the criteria for insurance coverage under a specific policy, and despite the insurance policies in place the Company may experience a material loss incident or event.
Slower than Expected Growth in New Branches and Products Could Adversely Affect the Company's Profitability
The Company has placed a strategic emphasis on expanding the Bank's branch network and market share through organic growth within existing and into neighboring geographic markets. However, in the future the Company could explore growth opportunities through acquisition of other banks, financial services companies, or lines of business. New branches and new products and services require a significant investment of both financial and personnel resources. Lower or slower than expected loan and deposit growth in new branches and/or lower than expected fee or other income generated from new branches could decrease anticipated revenues, increase costs, and reduce net income generated by such investments. Any potential future acquisitions could adversely affect the Company's profitability based on management's ability to successfully complete such acquisitions and integration of the acquired businesses and increase the risk of losing key employees and customers. In addition, branch openings, relocations, and closings require the approval of various state and federal regulatory agencies, which may or may not approve the Company's application for a branch. Adding new branches in existing or new market areas could also divert resources from current core operations.

The Company May Not be Able to Attract, Retain or Develop Key Personnel
The Company's success and growth strategy depends, in large part, on its ability to attract, retain and develop top performing banking professional within our markets, and its ability to successfully identify and develop personnel for succession to key executive management positions and to the board of directors. The inability to do so could have a material adverse impact on the Company’s business because of the loss of their skills, knowledge of the Company's market, years of industry or business experience and the difficulty of promptly hiring qualified replacements.

See the section entitled “Competition,” contained in Item 1, “Business,” of this Form 10-K for additional information regarding the competitive issues facing the Company.

REGULATION

The Company is Subject to Extensive Government Regulation and Supervision
The Company and the Bank are also subject to a variety of federal and state laws and regulations that are primarily intended to protect depositors' funds, the FDIC insurance fund, and the banking system as a whole, not the interests of stockholders. These regulations, including bank regulatory reform, tax policy and corporate governance rules, affect the Company's lending practices, capital structure, investment practices, dividend policy, growth, and net income, among other things. Federal and state laws and regulations may not always align in principle or statue, and preemptive federal laws may be more or less restrictive than those of a state. The Company cannot predict what legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.

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

REPUTATION & LEGAL
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

Furthermore, investors have begun to consider how corporations are addressing environmental, social and governance matters, commonly known as "ESG matters" when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine that the Company has not made sufficient progress on ESG matters.

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

The Company's failure to remain “well-capitalized” for bank regulatory purposes could affect customer confidence, restrict the Company's ability to grow (both assets and branching activity), increase the Company's costs of funds and FDIC insurance expense, prohibit the Company's ability to pay dividends on common shares, and restrict its ability to make acquisitions, among other impacts. Under FDIC rules, if the Bank ceases to be a “well-capitalized” institution, its ability to accept brokered deposits and the interest rates that it pays may be restricted. The Basel III Rules establish, among other rules, a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. An institution will be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

See also "Capital Requirements," and "Capital Requirements under Basel III," under the heading "Supervision and Regulation," contained in Item 1 above, for further information regarding the Company's and the Bank's regulatory capital requirements.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company's directors and executive officers, as a group, beneficially own approximately 17% of the Company's outstanding common stock as of December 31, 2020. Management views this ownership commitment by insiders as an integral component of maintaining the Company's local and community-based ownership. However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to stockholders for approval, including the election of directors.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company's main office and operational support offices are located in Lowell, Massachusetts. The main Lowell campus consists of four closely situated buildings, three of which are owned, with ample on-site customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2020, the Company had 25 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts, and Southern Hillsborough and Southern Rockingham counties in New Hampshire. Additionally, our 26th branch, located in North Andover, Massachusetts was opened on January 4, 2021 and a 27th branch to be located in Londonderry, New Hampshire is expected to open in late 2021 or early 2022, subject to customary regulatory approvals.

During 2020, in order to continue safely servicing our customers from our branch locations, safety precautions have been established at each branch and all operational areas, including plexiglass barriers, dedicated meeting spaces, capacity limits, advance bookings and pre-screening for in-person meetings and strict cleaning guidelines. The branch locations contain a variety of drive-up teller windows, and/or ATMs, or walk up service windows. The Company also has several ATMs at remote locations within its primary customer service area.

The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used. However, the Company regularly looks for opportunities to improve its facilities and locations.

At December 31, 2020, the Company had 15 active operating real estate leases. See also Note 6, "Leases" to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below for further information regarding the Company's leases and lease obligations.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

Not Applicable.

PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock trades on the NASDAQ Global Market under the trading symbol "EBTC."

As of March 1, 2021, there were 1,056 registered stockholders of the Company's common stock and 11,957,927 shares of the Company's common stock outstanding.

See Note 12, "Stockholders' Equity" to the Company's consolidated financial statements, contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K below, for additional information regarding the Company authorized stock classes, stockholder's rights plan, stock incentive plans and dividend reinvestment and direct stock purchase plan (the "DRSPP").

Dividends

In 2020, quarterly dividends of $0.175 per share were paid to the Company's stockholders in each of March, June, September, and December. Total dividends paid to the Company's stockholders in 2020 equaled $0.70 per share compared to total dividends of $0.64 per share paid to the Company's stockholders on a quarterly basis in 2019.

On January 19, 2021, the Company announced a quarterly dividend of $0.185 per share, which was paid on March 1, 2021 to stockholders of record as of February 8, 2021.

See the sections within Item 1, "Business," under the heading "Supervision and Regulation" entitled "Regulatory Restrictions on Dividends" and "Restrictions on Dividends and Other Capital Distributions," of this Form 10-K for information on factors that could impact the payment of dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the Company's 2009 Stock Incentive Plan, as amended, and its 2016 Stock Incentive Plan, as amended, which together constitute all of the Company's existing equity compensation plans that have been previously approved by the Company's stockholders. The 2009 plan expired in 2019 and is closed for future grants, although awards previously granted under the 2009 plan remain outstanding and may be exercised through 2028.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	181,302	$24.07	183,561
Equity compensation plans not approved by security holders	—	—	—
TOTAL	181,302	$24.07	183,561

See also Note 14, "Stock-Based Compensation" to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below for further information regarding the Company's Equity Compensation Plan.

Repurchases of Common Stock

During the three months ended December 31, 2020, the Company did not repurchase any shares of its common stock.

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company's common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index. This graph shows the changes over the five-year period ended on December 31, 2020 in the value of $100 invested in (i) the Company's common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

Total Shareholder Return
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Enterprise Bancorp, Inc.
S&P 500 Index
SNL Bank $1B - $5B Index

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Enterprise Bancorp, Inc.	$100.00	$167.99	$154.82	$148.74	$160.01	$124.18
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
SNL Bank $1B - $5B Index	100.00	143.87	153.37	134.37	163.35	138.81

Item 6. [Removed & Reserved]

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data," and the other financial and statistical information contained in this Form 10-K.

Throughout this Management Discussion & Analysis we have noted certain balances, ratios or other measures of the Company’s performance which exclude the impact of Paycheck Protection Program (“PPP”) loans originated by the Company, which we expect to be short-term in nature. We refer to any balance, ratio or measure that excludes PPP loans as "core." The core balances, ratios and measures were derived in order to provide more meaningful comparisons to prior periods as the majority of PPP loans outstanding are expected to pay off shortly. See the table below under the heading "Non-GAAP Measurers" which provides a reconciliation of the non-GAAP measures to the information presented under GAAP.

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
•expansion strategy; and
•borrowing capacity.

The Company cautions readers that such forward-looking statements reflect numerous assumptions that management believes to be reasonable, but which are inherently uncertain and beyond the Company's control. Forward-looking statements involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance. Any forward-looking statements in this Form 10-K are based on information available to the Company as of the date of this Form 10-K, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. Therefore, the Company cautions readers not to place undue reliance on such forward-looking information and statements. The following important factors, among others, including those listed in our Item 1A - Risk Factors of this Form 10-K could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:
(i)failure of risk management controls and procedures;
(ii)adequacy of the allowance for loan losses;
(iii)risk specific to commercial loans and borrowers;
(iv)changes in the business cycle and downturns in the local, regional, or national economies, including changes in consumer spending and deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses;
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
(ix)cybersecurity risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight, and impact the financial results of the Company;

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
(xviii)changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; and
(xix)the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed above in Item 1A, "Risk Factors," of this Form 10-K which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Overview
 Executive Summary

Net income for the year ended December 31, 2020 amounted to $31.5 million, a decrease of $2.7 million compared to the year ended December 31, 2019. Diluted earnings per share were $2.64 for the year ended December 31, 2020, compared to $2.89 for the year ended December 31, 2019.
The decrease in net income for the year ended December 31, 2020 was driven primarily by an increase in the provision for loan losses and to a lesser extent an increase in non-interest expense, partially offset by growth in net interest income. The increase in net interest income was due mainly from income from the Company's participation in the PPP and lower deposit interest expense. The provision for loan losses increased in 2020 over the prior year periods as the Company added to general reserves to address the impact of the COVID-19 pandemic on the Company’s loan portfolio and from an increase in impaired loan reserves.

For 2020, total assets, total loans and total customer deposits increased 24%, 20% and 25%, respectively, compared to December 31, 2019, with loan growth principally coming from PPP loans, which also positively impacted deposit growth. Total core assets and total core loans increased 10% and 3%, respectively, compared to December 31, 2019. Deposit growth in 2020 additionally benefited from government stimulus checks and customers proactively building liquidity in response to the economic uncertainty caused by the pandemic. We anticipate that as the majority of outstanding PPP loans are forgiven or paid off, which we believe will occur principally within the next 6 to 12 months, and as customers spend down their PPP funds, we will experience a reduction in assets, loans, and deposits.

Overall, the Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, digital evolution, and both new and existing branches. Our 25th branch located in Lexington, Massachusetts opened in the first quarter of 2020, our 26th branch located in North Andover, Massachusetts opened on January 4, 2021 and our 27th branch located in Londonderry, New Hampshire is expected to open in late 2021 or early 2022, subject to regulatory approval.

COVID-19 Pandemic

The pandemic and its effects have impacted the Company’s financial condition and results of operations, as discussed in this Management Discussion & Analysis. Management underscores that the pandemic may continue to impact the Company's financial condition and results of operations in the coming quarters, particularly due to the economic uncertainty and its potential impact on interest rates, organic growth opportunities and the quality of our loan portfolio. However, the long-term impact of the pandemic on the Company cannot be reasonably estimated at this time.

The Company activated its pandemic response team in January 2020, in response to the emergence of the pandemic and has continued to adjust its operations as the pandemic has evolved. For updated information on business and operating changes impacting customers, please visit our website at www.Enterprisebanking.com.

Paycheck Protection Program

As previously noted, the PPP was created by the CARES Act and implemented by the SBA in order to provide loans to help businesses keep their workforce employed during the COVID-19 Pandemic. For the year ended December 31, 2020, the Company originated 2,762 PPP loans totaling $510.1 million. All qualifying PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. In the fourth quarter, the Company began to receive PPP loan forgiveness payments from the SBA and as of December 31, 2020, 2,633 PPP loans were outstanding totaling $453.1 million. (See Item 1. Business, under the heading "Lending Products," for further information regarding PPP terms)

As of December 31, 2020, the Company had received $17.2 million in PPP related SBA fees and is accreting these fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the year ended December 31, 2020, the Company has recognized $7.2 million in PPP related SBA fees through interest income. The majority of the remaining $10.0 million in fees are expected to be recognized as the PPP loans are forgiven, which we expect to occur over the next several quarters.

In January 2021, the Company is participating in the new round of the PPP authorized by The Economic Aid Act, signed into law on December 27, 2020, which extended the authority of lenders to make PPP loans through March 31, 2021. Through March 1, 2021, the SBA has approved $144.8 million of our customer requests for PPP loans as part of round three of the PPP.

Credit Quality

At December 31, 2020, the Company determined its allowance for loan losses using the incurred loss methodology. The allowance for loan losses totaled $44.6 million, or 1.45%, of total loans outstanding at December 31, 2020, compared to $33.6 million, or 1.31%, at December 31, 2019. The allowance for loan losses to total core loans was 1.69% at December 31, 2020. Total core loans excludes PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA. See "Accounting Policies/Critical Accounting Estimates" below under the heading "Accounting Implications of the Pandemic" information regarding the Company's deferral of the CECL allowance for loan loss methodology.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance. As of December 31, 2020, short-term payment deferrals due to the COVID-19 pandemic remained active on 47 loans, amounting to $46.7 million, or 2%, of total core loans, compared to 178 loans amounting to $104.1 million, or 4%, of total core loans, as of September 30, 2020 and 1,130 loans amounting to $594.8 million, or 22%, of total core loans, as of June 30, 2020. As of December 31, 2020, approximately 50% of the deferred balance consisted of loans that were paying monthly interest and were current. The remaining balance, which amounted to less than 1% of total core loans, was deferred for principal and interest. Of the $46.7 million on active short-term payment deferral at December 31, 2020, $16.6 million were on non accrual. As allowed under the CARES Act and extended by the Consolidated Appropriations Act of 2021, these short-term deferrals are not included in Trouble Debt Restructurings disclosures.

Non-performing assets are comprised of non-accrual loans and other real estate owned (“OREO”). The Company had no OREO at December 31, 2020, September 30, 2020, or December 31, 2019. Non-performing assets to total core assets amounted to 1.07% at December 31, 2020, compared to 0.61% and 0.46% at September 30, 2020 and December 31, 2019, respectively. Non-performing loans to total core loans amounted to 1.45% at December 31, 2020 compared to 0.81% and 0.58% at September 30, 2020 and December 31, 2019, respectively. The increase at December 31, 2020, compared to September 30, 2020, consisted of a net increase of $16.4 million, largely related to three commercial relationships which are in industries that have been highly impacted by the pandemic. The Company’s credit rating review and analysis process resulted in these relationships being classified as impaired and non-accrual with a specific reserve allocation of $3.2 million.

Composition of Earnings

The Company's earnings are largely dependent on its net interest income, which is primarily the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings). Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin ("margin"). Margin is presented on a tax equivalent basis by factoring in adjustments associated with tax exempt loans and investments interest income, calculated using the corresponding U.S federal income tax rate, is referred to as tax equivalent net interest margin ("T/E margin").

Net interest income for the year ended December 31, 2020 amounted to $130.1 million, an increase of $14.3 million, or 12%, compared to the year ended December 31, 2019. The increase in net interest income was due largely to interest-earning asset growth, primarily in PPP loans, and lower deposit interest expense, partially offset by a decline in T/E margin. For the year ended December 31, 2020, net interest income included $3.5 million in PPP interest income and $7.2 million in PPP related SBA fees.

Average loan balances increased $553.8 million, or 23%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. Average core loan balances increased $217.3 million, or 9%, for the year ended December 31, 2020, compared to the year ended December 31, 2019.

T/E margin was 3.59% and 3.95% for the years ended December 31, 2020 and 2019, respectively. Core net interest margin for the year ended December 31, 2020 was 3.64%. The lower margin results in 2020 reflected primarily the significant decline in interest rates since the comparable periods that resulted in interest-earning asset yields declining faster than the cost of funding. Interest-earning asset yields were impacted by a 150 basis-point decrease in the Federal Funds rate since December 31, 2019. Term interest rates have also fallen significantly over the respective periods and collectively these interest rate decreases have reduced yields on loan repricing, short-term and overnight investments and interest-earning asset growth. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by the interest rate declines. In addition, T/E margin for the year ended December 31, 2020 was impacted by a significantly higher year-to-date average balance in lower-yielding short-term and overnight investments of $189.2 million, compared to $80.7 million for the year ended December 31, 2019.

The re-pricing frequency of the Company's assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as "interest-rate risk" and is reviewed in more detail in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K.

The allowance for loan losses to total loans ratio was 1.45% at December 31, 2020, compared to 1.31% at December 31, 2019. The allowance for loan losses to total core loans was 1.69% at December 31, 2020. Total core loans excludes PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA. For the year ended December 31, 2020, the provision for loan losses amounted to $12.5 million, compared to $1.2 million for the year ended December 31, 2019. The provision for the year ended December 31, 2020 consisted of $6.2 million in general reserve factor increases related primarily to the impact of the COVID-19 pandemic on credit quality, $4.5 million related to net changes in classified and impaired loans and $1.8 million related to loan growth, changes in loan mix and net charge-offs.

See also "Credit Risk," "Asset Quality," and "Allowance for Loan Losses," included in the "Loans" section within "Financial Condition" below, for further information regarding loan quality statistics and the allowance for loan losses.

Non-interest income for the year ended December 31, 2020, amounted to $17.2 million, an increase of $928 thousand, or 6%, compared to the year ended December 31, 2019. Non-interest income increased in 2020 due primarily to increases in net gains on sales of loans and wealth management fees, partially offset by a decrease in deposit and interchange fees.

Non-interest expense for the year ended December 31, 2020, amounted to $93.3 million, an increase of $6.8 million, or 8%, compared to the year ended December 31, 2019. Increases in non-interest expense in 2020 related primarily to the Company’s strategic growth initiatives, particularly salaries and employee benefits, and to a lesser extent technology and telecommunications expenses. Additionally, FDIC deposit insurance premiums increased primarily because the 2019 expense was positively impacted by a $683 thousand credit from the FDIC Deposit Insurance Fund. The non-interest expense increase was partially offset by lower expenses for advertising and public relations and other operating expenses that decreased because of the pandemic’s impact on business operations.

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

The investment portfolio is used primarily to provide liquidity, manage the Company's asset-liability position and to invest excess funds, providing additional sources of revenue. Total investments at fair value, a component of interest-earning assets, amounted to $583.0 million at December 31, 2020, an increase of $77.8 million, or 15%, since December 31, 2019 and comprised 15% of total assets at December 31, 2020 and 16% of total assets at December 31, 2019. Total investments at fair value comprised 16% of total core assets at December 31, 2020.

Enterprise's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships. Total loans, comprising 77% of total assets at December 31, 2020 and 79% of total assets at December 31, 2019, amounted to $3.07 billion at December 31, 2020, compared to $2.57 billion at December 31, 2019, an increase of $508.4 million, or 20%, due largely to PPP loan growth. Total core loans, comprising 74% of total core assets at December 31, 2020, amounted to $2.63 billion at December 31, 2020 an increase of $65.3 million, or 3% since December 31, 2019. Total commercial loans amounted to $2.74 billion, or 89% of gross loans, at December 31, 2020, compared to 86% at December 31, 2019. Total core commercial loans amounted to $2.29 billion, or 87% of gross core loans, at December 31, 2020.

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

At December 31, 2020, customer deposits (total deposits excluding brokered deposits) amounted to $3.48 billion, or 87% of total assets, compared to $2.79 billion, or 86% of total assets at December 31, 2019. Since December 31, 2019, customer deposits increased $689.5 million, or 25%, primarily in checking accounts and to a lesser extent money markets. Management believes the deposit growth since December 31, 2019 was due in large part to customers depositing funds received from PPP loan advances and stimulus checks, and generally maintaining higher liquidity in response to the pandemic. See "Deposits" under "Financial Condition" contained in this Item 7 of this Form 10-K for a further breakdown of deposit growth.

Wholesale funding, which may be comprised of brokered deposits and FHLB advances, amounted to $79.8 million at December 31, 2020, or 2% of total assets and total core assets, compared to $96.2 million at December 31, 2019, or 3% of total assets, a decrease of $16.4 million, or 17%. At December 31, 2020, wholesale funding consisted of FHLB advances of $4.8 million, primarily in short-term borrowings and brokered CDs of $75.0 million. At December 31, 2019, wholesale funding included FHLB overnight and short-term advances of $96.2 million. The Company's level of wholesale funding has decreased since December 31, 2019 as increases in customer deposit balances have exceeded loan growth.

On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate subordinated notes. These notes, with an initial fixed rate of 5.25%, are due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025. Subordinated debt, net of deferred issuance costs, amounted to $73.7 million at December 31, 2020, compared to $14.9 million at December 31, 2019.

Selected Financial Ratios

The following table summarizes a selection of financial ratios identified by the Company as key performance indicators:

	At or for the year ended	At or for the year ended	At or for the year ended
(Dollars in thousands, except per share data)	December 31, 2020	December 31, 2019	December 31, 2018
INCOME STATEMENT RATIOS
Return on average total assets	0.82%	1.10%	1.00%
Return on average stockholders’ equity	9.95%	12.31%	12.15%
Net interest margin (tax equivalent)(1)	3.59%	3.95%	3.97%
Core net interest margin (tax equivalent)	3.64%	3.95%	3.97%

STOCKHOLDERS EQUITY RATIOS
Book value per share	$28.01	$25.09	$21.80
Dividends paid per common share	$0.70	$0.64	$0.58
Stockholders' equity to total assets	8.33%	9.17%	8.61%
Stockholders' equity to total core assets	9.36%	9.17%	8.61%
Dividend payout ratio	26.52%	22.07%	23.48%
_________________________________________
(1)    Tax equivalent net interest margin is net interest income adjusted for the tax equivalent effect associated with tax exempt loan and investment income, expressed as a percentage of average interest-earning assets.

Non-GAAP Measures

The accompanying consolidated financial statements have been prepared in accordance with GAAP. However, certain financial measures and ratios we present, including PPP-adjusted metrics are supplemental measures that are not required by, or are not presented in accordance with, GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. In addition, the non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies.

Certain non-GAAP measures provided in this Form 10-K exclude the outstanding balance of PPP loans that the Company began originating in April 2020, and which are expected to be short-term in nature. We refer to any balance, ratio or measure that excludes PPP loans as “core.” The Company normalized for this activity by excluding PPP loans from the calculations below in order to provide a more meaningful comparison to prior periods.

The following tables summarize the reconciliation of GAAP items to non-GAAP items (1):

Year ended
(Dollars in thousands)	December 31, 2020
TOTAL AVERAGE CORE LOANS
Total loans (GAAP)	$3,073,860
Adjustment: PPP loans	(453,084)
Adjustment: Deferred PPP fees	10,014
Total core loans (non-GAAP)	$2,630,790

TOTAL CORE ASSETS
Total assets (GAAP)	$4,014,324
Adjustment: PPP loans	(453,084)
Adjustment: Deferred PPP fees	10,014
Total core assets (non-GAAP)	$3,571,254

Year ended
(Dollars in thousands)	December 31, 2020
TOTAL AVERAGE CORE LOANS
Total average loans (GAAP)(2)	$2,986,001
Adjustment: Average PPP loans	(345,373)
Adjustment: Average deferred PPP fees	8,880
Total average core loans (non-GAAP)(2)	$2,649,508

CORE NET INTEREST MARGIN
Net interest margin (tax equivalent) (GAAP)	3.59%
Adjustment: PPP effect(1)	0.05%
Core net interest margin (tax equivalent) (non-GAAP)	3.64%
_________________________________________
(1)    PPP loan adjustments include an elimination of PPP loans, net of unearned SBA fees, as well as interest income on PPP loans and related SBA fee accretion, included in interest income. Period end and average balances were adjusted as applicable.
(2)    Total average loans include loans held for sale.

Culture and Organic Growth Strategy

Management's present priorities continue to be the safety and wellness of our team members and customers and on managing through the pandemic and its economic impact. Looking beyond the pandemic, management's priority is on long-term strategic growth initiatives, including investments in employee training and development, fostering diversity, equity and inclusion, cultivating strong community relationships in all markets that we serve, and loan growth funded by customer deposits.
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
Branch evolution includes enhancing our highly-personalized customer interactions, updating technology and delivery methods, and ongoing facility improvements and renovations. New and renovated branches exhibit a modern, open-concept lobby with advanced technology. These branches are supported by our "Relationship Bankers," who are cross trained to fully serve customer needs, and each branch has on-site commercial lenders.
The Company also continually looks to develop new branch locations within, and to complement, our existing footprint. In early March 2020, Enterprise opened its new Lexington, Massachusetts location. Additionally, our 26th branch opened in North Andover, Massachusetts in early 2021 and our 27th branch located in Londonderry, New Hampshire is expected to open in late 2021 or early 2022, subject to regulatory approvals.
While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a critical investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on current opportunities in the marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches, a delay in the timeline for such initiatives due to the current pandemic, or other reasons, and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Financial Condition

Total assets increased $779.3 million, or 24%, since December 31, 2019, to $4.01 billion at December 31, 2020. Total core assets have increased $336.2 million, or 10%, since December 31, 2019. The balance sheet composition and changes since December 31, 2019 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $190.0 million since December 31, 2019. At December 31, 2020, cash and cash equivalents amounted to 6% of total assets and 2% of total assets at December 31, 2019. Cash and cash equivalents amounted to 7% of total core assets at December 31, 2020. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company. Management believes customers are generally maintaining higher liquidity in response to the pandemic and have increased cash balances since December 31, 2019. As customer deposit growth outpaced the Company's loan and investments growth during 2020, the excess was held primarily in cash equivalents.

Investments

At December 31, 2020, the fair value of the investment portfolio amounted to $583.0 million, an increase of $77.8 million, or 15%, since December 31, 2019. The increase was primarily due to the investment of funds from growth in customer deposits and increases in market values. The investment portfolio represented 15% of total assets at December 31, 2020 and 16% of total assets at December 31, 2019. The investments portfolio represented 16% of total core assets at December 31, 2020. As of December 31, 2020, the investment portfolio was primarily comprised of debt securities, with a small portion of the portfolio invested in equity securities. At both December 31, 2020 and 2019, all investments were carried at fair value and debt securities were classified as available-for-sale.

See Note 2, "Investment Securities," and Note 17, "Fair Value Measurements," to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below, for further information regarding the Company's unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which impairment has or has not been recognized, and investments pledged as collateral, as well as the Company's fair value measurements for investments.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$—	—%	$1,004	0.2%	$7,975	1.9%
Residential federal agency MBS(1)	215,975	37.1%	192,658	38.2%	172,726	40.0%
Commercial federal agency MBS(1)	110,194	18.9%	114,635	22.7%	93,979	21.8%
Municipal securities taxable	144,407	24.8%	81,687	16.2%	34,741	8.1%
Municipal securities tax exempt	95,451	16.4%	100,038	19.8%	107,302	24.8%
Corporate bonds	11,276	1.9%	14,311	2.8%	13,806	3.2%
Subordinated corporate bonds	5,000	0.9%	—	—%	—	—%
CDs(2)	—	—%	455	0.1%	944	0.2%
Total debt securities	$582,303	100.0%	$504,788	100.0%	$431,473	100.0%
_________________________________________
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

Table of Content
As of the dates reflected in the table above, the majority of investments in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $18.7 million, $23.5 million, and $23.9 million at December 31, 2020, 2019 and 2018, respectively.

Net unrealized gains on the debt securities portfolio amounted to $31.1 million at December 31, 2020 compared to net unrealized of $13.5 million at December 31, 2019. The Company attributes the large increase in net unrealized gains as compared to December 31, 2019 to significant decreases in market yields. Unrealized gains or losses on debt securities are carried on the balance sheet and will be recognized in the statements of income if the investments are sold. Should an investment be deemed to have other than temporary impairment or "OTTI", the Company is required to write-down the fair value of the investment. See "Impairment Review of Investment Securities" under the heading "Accounting Policies/Critical Accounting Estimates" in this Item 7 of this Form 10-K for additional information regarding the accounting for OTTI.

In 2020 and 2019, the Company purchased debt securities totaling $144.5 million and $120.0 million, respectively. The Company also had principal pay downs, calls and maturities totaling $77.5 million during the year ended December 31, 2020 compared with $48.8 million during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company realized net gains of $227 thousand on sales of debt securities with an amortized cost of approximately $5.7 million. For the year ended December 31, 2019, the Company realized net gains of $146 thousand on sales of debt securities with an amortized cost of approximately $11.6 million.

The contractual maturity distribution as of December 31, 2020 of the debt securities portfolio with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Residential federal agency MBS	$—	—%	$—	—%	$4,624	2.87%	$205,299	1.95%
Commercial federal agency MBS	1,136	0.81%	68,184	2.90%	33,148	3.10%	—	—%
Municipal securities taxable	—	—%	11,220	3.30%	87,308	2.74%	36,589	2.08%
Municipal securities tax exempt	—	—%	16,480	3.20%	40,094	3.15%	31,661	3.29%
Corporate bonds	1,908	2.61%	5,577	3.02%	2,963	3.67%	—	—%
Subordinated corporate bonds	—	—%	—	—%	5,000	3.90%	—	—%
Total debt securities	$3,044	1.94%	$101,461	3.00%	$173,137	2.96%	$273,549	2.10%

At fair value:
Total debt securities	$3,064		$108,845		$187,404		$282,990

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $127.0 million, which can be redeemed by the issuer prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

Equity Securities

The Company held equity securities with a fair value of $746 thousand and $467 thousand at December 31, 2020, and December 31, 2019, respectively. During the year ended December 31, 2020, the Company recorded net losses on equity securities of $49 thousand in the Consolidated Statement of Income. During the year ended December 31, 2019, the Company recorded net gains on equity securities of $367 thousand in the Consolidated Statement of Income. The amount recognized in "Other Income" related to equity securities is dependent primarily on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Table of Content
Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. The Company's investment in FHLB stock was $1.9 million and $4.5 million at December 31, 2020 and December 31, 2019, respectively.

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

Total loans represented 77% of total assets at December 31, 2020 and 79% of total assets at December 31, 2019. Total core loans represented 74% of total core assets at December 31, 2020. Total loans increased $508.4 million, or 20%, for the year ended December 31, 2020 compared to December 31, 2019. PPP loan production, which began in April 2020, accounted for $453.1 million in growth through December 31, 2020. Total core loans increased $65.3 million, or 3% since December 31, 2019. The mix of loans within the portfolio remained relatively unchanged with the core commercial loan portfolio comprising approximately 87% of total core loans at December 31, 2020, compared to 86% at December 31, 2019.

At December 31, 2020, within the commercial loan portfolio, there has been a slight shift as commercial and industrial loans have declined 13% while commercial real estate increased 6%, and commercial construction increased 18%, compared to the respective December 31, 2019 balances.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans:

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,478,235	47.9%	$1,394,179	54.3%	$1,303,879	54.6%	$1,201,351	52.9%	$1,038,082	51.3%
Commercial & industrial	435,660	14.1%	501,227	19.5%	514,253	21.5%	498,802	21.9%	490,799	24.2%
Commercial construction	373,309	12.1%	317,477	12.4%	234,430	9.8%	274,905	12.1%	213,447	10.5%
SBA PPP loans	453,084	14.7%	—	—%	—	—%	—	—%	—	—%
Total commercial loans	2,740,288	88.8%	2,212,883	86.2%	2,052,562	85.9%	1,975,058	86.9%	1,742,328	86.0%
Residential mortgages	252,971	8.2%	247,373	9.6%	231,501	9.7%	195,492	8.6%	180,560	8.9%
Home equity loans and lines	85,006	2.7%	98,252	3.8%	96,116	4.0%	91,706	4.0%	91,065	4.5%
Consumer	8,981	0.3%	10,054	0.4%	10,241	0.4%	10,293	0.5%	10,845	0.6%
Total retail loans	346,958	11.2%	355,679	13.8%	337,858	14.1%	297,491	13.1%	282,470	14.0%
Gross loans	3,087,246	100.0%	2,568,562	100.0%	2,390,420	100.0%	2,272,549	100.0%	2,024,798	100.0%
Deferred fees, net	(3,372)		(3,103)		(2,914)		(2,645)		(2,069)
Deferred PPP Fees	(10,014)		—		—		—		—
Total loans	3,073,860		2,565,459		2,387,506		2,269,904		2,022,729
Allowance for loan losses	(44,565)		(33,614)		(33,849)		(32,915)		(31,342)
Net loans	$3,029,295		$2,531,845		$2,353,657		$2,236,989		$1,991,387

As of December 31, 2020, commercial real estate loans increased $84.1 million, or 6%, compared to December 31, 2019.  Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

Commercial and industrial loan balances, excluding PPP loans, decreased $65.6 million, or 13%, as of December 31, 2020 compared to December 31, 2019. The decrease reflects a decline in line utilization on revolving lines as business customers made use of alternative government sponsored funding sources and declines in business activity as a result of the pandemic, as well as general pay downs, maturities, and reduction in originations. These loans include seasonal and formula-based revolving

Table of Content
lines of credit, working capital loans, equipment financing, and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the SBA under various long-established programs (see below regarding the separately disclosed SBA PPP loan portfolio). Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $55.8 million, or 18%, as of December 31, 2020 compared to December 31, 2019. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed. The increase since December 31, 2019 was due primarily to active local construction markets fueled by strong demand for residential and multi-family housing and increased commercial development activity.

As previously noted in Item 1. Business under the heading "Lending Products," the Company is supporting businesses in our communities by participation in the SBA's PPP. All qualifying PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. The SBA began processing forgiveness payments for Bank's customers in October. In 2020, the Company originated 2,762 PPP loans amounting to $510.1 million. Through December 31, 2020, the Company received $53.6 million of forgiveness payments and recognized $10.7 million of interest income, including $7.2 million in PPP related SBA fees.

Total retail loan balances decreased by $8.7 million, or 2%, as of December 31, 2020 compared to December 31, 2019, primarily in home equity loans and lines, partially offset by an increase in residential mortgages. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

For the year ended December 31, 2020, the Company originated $59.6 million of residential mortgage loans for sale in the secondary market, receiving gains on loan sales of $1.4 million, compared to originations of $25.6 million and gains of $469 thousand for the year ended December 31, 2019.

At December 31, 2020, commercial loan balances participated out to various banks amounted to $65.3 million, compared to $80.2 million at December 31, 2019. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $77.1 million and $104.3 million at December 31, 2020 and 2019, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

See also Note 3, "Loans," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for information on related party loans, loans serviced for others and loans pledged as collateral.

Table of Content
The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company's portfolio at December 31, 2020. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction	SBA PPP (3)
Amounts due(1):
One year or less, and demand notes	$59,162	$201,899	$136,057	$—
After one year through five years	285,486	113,339	60,705	453,084
Beyond five years	1,133,587	120,422	176,547	—
	$1,478,235	$435,660	$373,309	$453,084

Interest rate terms on amounts due after one year:
Fixed	$66,022	$109,787	$4,401	$453,084
Adjustable(2)	$1,353,051	$123,974	$232,851	$—
_________________________________________
(1)    Scheduled contractual maturities may not reflect the actual maturities of loans. The average maturity of loans may be shorter than their contractual terms principally due to prepayments and demand features.
(2)    Adjustable rate loans may have fixed initial periods before periodic rate adjustments begin.
(3)    PPP loan maturities are two or five years; however SBA forgiveness is expected within one year.

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

Table of Content
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

In accordance with the provision of the CARES Act and subsequent extension by the Consolidated Appropriations Act of 2021, management has chosen to suspend TDR accounting under GAAP in certain circumstances. See the discussion below regarding Section 4013 of the CARES Act.

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated probable credit loss. When a loan is deemed to be impaired, management estimates the probable credit loss by comparing the loan's carrying value against either: (i) the present value of the expected future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. Impaired loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

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

Real estate acquired by the Company through foreclosure proceedings, or the acceptance of a deed in lieu of foreclosure, is classified as OREO. When property is acquired, it is recorded at the estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis. The estimated fair value is based on market appraisals and the Company's internal analysis. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

Table of Content
Non-performing assets are comprised of non-accrual loans, deposit account overdrafts that are more than 90 days past due and OREO. The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses. The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers. Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in local, regional, or national economic conditions, could negatively impact the Company's level of non-performing assets in the future.

Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the earlier of (i) January 1, 2022 (as amended by the Consolidated Appropriations Act of 2021), or (ii) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company has elected to suspend TDR accounting in accordance with the CARES Act, which impacts primarily financial statement disclosure, for loans that have had a short-term payment deferral related to the pandemic, as long as those loans were current and risk rated as “pass” as of December 31, 2019.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance due to the impact of the pandemic. As of June 30, 2020, at the height of the customer deferral requests, short-term payment deferrals due to the COVID-19 pandemic were granted on 1,130 loans amounting to $594.8 million, or 22% of the portfolio, excluding PPP loans.

As of December 31, 2020, short term payment deferrals were active on 47 loans amounting to $46.7 million, or 2% of the Company's core loan portfolio. The majority of the active deferrals are for loans that were granted subsequent deferrals after the initial three-month deferral period ended. The majority of these loans continue to accrue interest in accordance with their initial terms and are not reported as TDRs.

The following table provides information on loans with short-term payment deferrals as of December 31, 2020, by loan segment.

(Dollars in thousands)	Gross core loan balance(1)(2)	Segment % of gross core loans(1)(2)	Deferred balance	Average deferred loan size	Deferred balance to gross core loans(1)	Deferred balance to gross loans
Commercial real estate	$1,478,235	56.1%	$34,338	$2,020	1.3%	1.1%
Commercial and industrial	435,660	16.5%	8,811	400	0.3%	0.3%
Commercial construction	373,309	14.2%	1,943	648	0.1%	0.1%
Residential mortgages	252,971	9.6%	1,523	381	0.1%	—%
Home equity	85,006	3.2%	85	85	—%	—%
Consumer	8,981	0.4%	—	—	—%	—%
Gross core loans	$2,634,162	100.0%	$46,700	$994	1.8%	1.5%
_________________________________________
(1)    Core loans are gross loans excluding PPP loans (a non-GAAP measure)
(2)    See loan category balances and percentage of each category to gross loans in table above

Approximately 81% of the loan balances with short-term payment deferrals are included in commercial real estate, commercial construction, residential mortgages, and home equity loans in the table above and are secured primarily by real estate. Commercial and industrial loans with short-term payment deferrals are not secured primarily by real estate but consist generally of smaller balances. At December 31, 2020, the average loan size for commercial and industrial loans with a short-term payment deferral was $400 thousand.

Based on management's review of the loan portfolio and underlying credits, the industries that management considers generally to be most At-Risk from the impact of the pandemic are: retail trade, non-owner occupied-non-residential property, restaurants, hotels, and fitness centers. Collectively, active loan deferrals to these industries amounted to $28.5 million, or 1% of total core gross loans at December 31, 2020, and comprised 61% of the total active deferred balances. These industries are highly impacted by COVID-19 industry specific safety measures and the phased re-opening approaches mandated within our market areas. In addition, loans secured by 1-4 family residential homes or to lessors of residential dwellings had active deferrals of

Table of Content
$3.8 million and comprised 8% of active deferrals at December 31, 2020. These loans may be more impacted by unemployment levels and vacancy rates within the Company’s market areas.

The following table provides information on balances as of December 31, 2020 for industries considered At-Risk.

(Dollars in thousands)	Industry gross loan balance	Industry balance to gross core loans(1)	Industry balance to gross loans	Industry deferred balance	Deferred balance to total industry
Retail trade	$111,273	4.2%	3.6%	$—	—%
Non-owner occupied - non-residential property	468,433	17.8%	15.2%	7,591	1.6%
Restaurants	76,981	2.9%	2.5%	375	0.5%
Hotels	39,168	1.5%	1.2%	15,180	38.8%
Fitness Centers	33,156	1.3%	1.1%	5,385	16.2%
Total	$729,011	27.7%	23.6%	$28,531	3.9%
_________________________________________
(1)    Core loans are gross loans excluding PPP loans (a non-GAAP measure)

Management is closely monitoring all deferrals and loans that have recently completed their deferral period and returned to regular payments and highlights that the loans are generally secured by real estate, usually have personal guarantees, and typically are managed by experienced operators. Management will also continue to maintain frequent contact with our commercial customers and to closely evaluate the effect on credit quality across all industry sectors in our diversified loan portfolio as the results of the pandemic unfold in future quarters. The credit quality of our loans could be further impacted, and additional provisions may be necessary.

Table of Content
Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loan summary:
Commercial real estate	$29,680	$8,280	$6,894	$6,751	$4,876
Commercial and industrial	4,574	3,285	3,417	1,294	3,174
Commercial construction	2,999	1,735	176	193	519
SBA paycheck protection program	—	—	—	—	—
Residential mortgages	414	411	763	262	289
Home equity	381	1,040	514	463	616
Consumer	2	20	17	34	—
Total non-accrual loans	38,050	14,771	11,781	8,997	9,474
Overdrafts > 90 days past due	—	—	3	35	11
Total non-performing loans	38,050	14,771	11,784	9,032	9,485
OREO	—	—	—	—	—
Total non-performing assets	$38,050	$14,771	$11,784	$9,032	$9,485

Total Loans	$3,073,860	$2,565,459	$2,387,506	$2,269,904	$2,022,729
Accruing TDR loans not included above	$10,268	$17,103	$19,389	$17,356	$22,418
Delinquent loans 60-89 days past due and still accruing	$316	$7,776	$205	$1,026	$940
Loans 60-89 days past due and still accruing to total loans	0.01%	0.30%	0.01%	0.05%	0.05%
Adversely classified loans to total loans	1.79%	1.45%	1.49%	1.16%	1.70%
Non-performing loans to total loans	1.24%	0.58%	0.49%	0.40%	0.47%
Non-performing assets to total assets	0.95%	0.46%	0.40%	0.32%	0.38%
Allowance for loan losses	$44,565	$33,614	$33,849	$32,915	$31,342
Allowance for loan losses to non-performing loans	117.12%	227.57%	287.25%	364.43%	330.44%
Allowance for loan losses to total loans	1.45%	1.31%	1.42%	1.45%	1.55%

As of December 31, 2020, the ratio of adversely classified loans to total core loans was 2.09%, the non-performing loans to total core loans ratio was 1.45% and the non-performing assets to total core assets ratio was 1.07%. Additionally, the allowance for loan losses to total core loans ratio was 1.69% at December 31, 2020. Total core loans excludes PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA.

The majority of non-accrual loans were also carried as adversely classified loans during the periods noted. At December 31, 2020 and December 31, 2019, the Company had adversely classified loans (loans carrying "substandard," "doubtful" or "loss" classifications) amounting to $54.9 million and $37.1 million, respectively. The net increase of $17.8 million in adversely classified loans was largely due to downgrades of three commercial relationships amounting to $20.2 million in the aggregate, which are in industries that have been highly impacted by the pandemic, as well as four commercial relationships amounting to $6.6 million, down graded during the year due to their individual business circumstances unrelated to the pandemic. These additions to adversely classified loans were partially offset by payoffs, credit upgrades and charge-offs during the year. Total adversely classified loans amounted to 1.79% of total loans at December 31, 2020, compared to 1.45% at December 2019. Total adversely classified loans amounted to 2.09% of total core loans at December 31, 2020.

Adversely classified loans included in the balances above that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $17.0 million at December 31, 2020 and $22.4 million December 31, 2019. The remaining balance of adversely classified loans that were also on non-accrual amounted to $37.9 million and $14.7 million at December 31, 2020 and December 31, 2019, respectively. The increase in adversely classified, non-performing loans at December 31, 2020 was due primarily to the increase in non-accruing commercial relationships

Table of Content
discussed above. A small portion of non-accrual loans were not adversely classified and represented balances guaranteed by the SBA.

The increase in adversely classified, non-performing loans at December 31, 2020 was due primarily to an increase in non-accruing commercial relationships, which consisted of the downgrades noted above, partially offset by payoffs, credit upgrades and charge-offs. These relationships were also included in impaired loans at December 31, 2020.

Total impaired loans amounted to $48.3 million and $31.9 million at December 31, 2020 and December 31, 2019, respectively. Total accruing impaired loans amounted to $10.3 million and $17.1 million at December 31, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $38.0 million and $14.8 million as of December 31, 2020 and December 31, 2019, respectively.

In management's opinion, the majority of impaired loan balances at December 31, 2020 and 2019 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management's assessment at December 31, 2020, impaired loans totaling $23.4 million required no specific reserves and impaired loans totaling $24.9 million required specific reserve allocations of $6.2 million. At December 31, 2019, impaired loans totaling $29.5 million required no specific reserves and impaired loans totaling $2.4 million required specific reserve allocations of $1.0 million. The increase in specific reserves since December 31, 2019 was due primarily to four of the newly adverse classified commercial relationships noted above, for which management determined that the additional provisions were necessary based on a review of underlying collateral values, individual business circumstances, and credit metrics. Management closely monitors all impaired relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans included in the impaired loan amounts above as of December 31, 2020 and December 31, 2019 were $17.7 million and $21.1 million, respectively. TDR loans on accrual status amounted to $10.3 million and $17.1 million at December 31, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $7.5 million and $4.0 million at December 31, 2020 and December 31, 2019, respectively. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower. See the discussion above regarding Section 4013 of the CARES Act that provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances, which impacts TDR disclosures for loans that have had a short-term payment deferral related to the pandemic.

The Company carried no OREO at December 31, 2020 or December 31, 2019. During the year ended December 31, 2020, there were no additions or sales of OREO. During the year ended December 31, 2019, there was one addition and subsequent sale of OREO. For the years ended December 31, 2020, 2019 and 2018, there were no write downs of OREO.

Allowance for Loan Losses

As noted above, the Company has elected to delay the implementation of CECL and expects to adopt CECL in 2021.

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

Table of Content
and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, and the strength of the local and national economy, among other factors.

The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers. Despite prudent loan underwriting, adverse changes within the Company’s market area, or deterioration in local, regional, or national economic conditions, could negatively impact management's estimate of probable credit losses.

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.45% at December 31, 2020 compared to 1.31% at December 31, 2019. The allowance for loan losses to total core loans was 1.69% at December 31, 2020. Total core loans excludes PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA. For the year ended December 31, 2020, the provision for loan losses amounted to $12.5 million, compared to $1.2 million for the year ended December 31, 2019. The provision for the year ended December 31, 2020 consisted of $6.2 million in general reserve factor increases related primarily to the impact of the COVID-19 pandemic on credit quality, $4.5 million related to net changes in classified and impaired loans and $1.8 million related to loan growth, changes in loan mix and net charge-offs.

Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2020.

The following table sets forth the allocation of the Company's allowance for loan losses among the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comml real estate	$26,755	47.9%	$18,338	54.3%	$18,014	54.6%	$17,545	52.9%	$14,902	51.3%
Comml and industrial	9,516	14.1%	9,129	19.5%	10,493	21.5%	9,669	21.9%	11,204	24.2%
Comml constr	6,129	12.1%	4,149	12.4%	3,307	9.8%	3,947	12.1%	3,406	10.5%
SBA PPP	—	14.7%	—	—%	—	—%	—	—%	—	—%
Resid: mortg and home equity	1,997	10.9%	1,731	13.4%	1,789	13.7%	1,512	12.6%	1,594	13.4%
Consumer	168	0.3%	267	0.4%	246	0.4%	242	0.5%	236	0.6%
Total	$44,565	100.0%	$33,614	100.0%	$33,849	100.0%	$32,915	100.0%	$31,342	100.0%

The allocation of the allowance for loan losses above reflects management's judgment of the relative risks of the various categories of the Company's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs. Management believes the SBA PPP portfolio to be of minimal credit risk, the average loan size was approximately $180 thousand, and Management expects that, based on its due diligence at origination and in the forgiveness application process, the majority of balances will be forgiven, with any remaining balance guaranteed by the SBA.

See also Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for further information regarding credit quality and the allowance for loan losses. See also Item 1A. "Risk Factors" for additional information on credit risks.

Table of Content
The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$33,614	$33,849	$32,915	$31,342	$29,008

Provision charged to operations	12,499	1,180	2,250	1,430	2,993
Recoveries on charged-off loans:
Commercial real estate	—	—	51	193	20
Commercial and industrial	265	734	278	550	681
Commercial construction	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	45	9	55	4	3
Consumer	36	35	47	8	5
Total recovered	$346	$778	$431	$755	$709
Charged-off loans:
Commercial real estate	—	—	—	178	328
Commercial and industrial	561	2,069	1,593	348	980
Commercial construction	1,300	—	—	—	5
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	6
Consumer	33	124	154	86	49
Total charged-off	$1,894	$2,193	$1,747	$612	$1,368

Net loans charged-off (recovered)	$1,548	$1,415	$1,316	$(143)	$659

Balance at December 31	$44,565	$33,614	$33,849	$32,915	$31,342

Average loans outstanding	$2,984,100	$2,430,912	$2,303,708	$2,130,048	$1,919,826
Net loans charged-off (recovered) to average loans	0.05%	0.06%	0.06%	(0.01)%	0.03%

Recoveries to charge-offs	18.27%	35.48%	24.67%	123.37%	51.83%
Net loans charged-off (recovered) to allowance	3.47%	4.21%	3.89%	(0.43)%	2.10%
Deposits

Total deposits amounted to $3.55 billion as of December 31, 2020, an increase of $764.5 million, or 27%, compared to December 31, 2019. Total deposits as a percentage of total assets were 88% at December 31, 2020 and 86% at December 31, 2019. As of December 31, 2020, customer deposits amounted to $3.48 billion, an increase of $689.5 million, or 25%, since December 31, 2019.

Table of Content
The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest checking	$1,164,908	32.8%	$794,583	28.5%	$765,029	29.8%
Interest-bearing checking	599,630	16.9%	467,988	16.8%	403,497	15.8%
Total checking	1,764,538	49.7%	1,262,571	45.3%	1,168,526	45.6%
Savings	256,347	7.2%	203,236	7.3%	193,214	7.5%
Money markets	1,210,414	34.1%	1,009,972	36.2%	862,028	33.6%
Total savings/money markets	1,466,761	41.3%	1,213,208	43.5%	1,055,242	41.1%
CDs	244,969	6.9%	310,951	11.2%	284,231	11.1%
Total customer deposits	3,476,268	97.9%	2,786,730	100.0%	2,507,999	97.8%

Brokered deposits(1)	74,995	2.1%	—	—%	56,783	2.2%
Total deposits	$3,551,263	100.0%	$2,786,730	100.0%	$2,564,782	100.0%
_________________________________________
(1)     Brokered CDs which are individually $250,000 and under.

As of December 31, 2020, customer deposits increased $689.5 million, or 25%, since December 31, 2019, and $968.3 million, or 39%, since December 31, 2018. Since December 31, 2019, the largest growth occurred in checking accounts and to a lesser extent money markets and was due in large part to customers depositing funds received from PPP loan advances and stimulus checks, and generally maintaining higher liquidity in response to the pandemic. We anticipate that as customers spend down their PPP loan funds, this will result in a reduction in deposits.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks, with an equal and reciprocal balance deposited to the Company through the network. The Company’s total customer deposit balances reflect the reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $508.4 million, $419.7 million, and $342.4 million at December 31, 2020, December 31, 2019, and December 31, 2018, respectively. Savings accounts are not eligible for this program.

Management may, from time-to-time utilize brokered deposits as a cost effective wholesale funding source to support continued loan growth. Brokered deposits may be comprised of non-reciprocal insured overnight deposits and term funding gathered from nationwide bank networks or term deposits from large money center banks. At December 31, 2020 and December 31, 2018, brokered deposits amounted to $75.0 million and $56.8 million, respectively. At December 31, 2019, the Company had no brokered deposits. Brokered deposits at December 31, 2020 were comprised of short-term brokered CDs utilized to hedge against adverse interest rate movements through interest-rate swaps.

The following table shows the scheduled maturities of CDs greater than $250,000:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Due in three months or less	$19,482	$22,515
Due in greater than three months through six months	14,959	15,476
Due in greater than six months through twelve months	20,118	29,325
Due in greater than twelve months	13,515	22,884
Total CDs	$68,074	$90,200

Table of Content
The table below sets forth a comparison of the Company's average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits. The annualized average rate on total deposits reflects both interest-bearing and non-interest-bearing deposits.

	Year ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest checking	$1,120,916	—%	33.2%	$790,915	—%	28.6%	$744,820	—%	28.8%

Interest checking	520,836	0.14%	15.4%	434,074	0.38%	15.7%	391,209	0.30%	15.1%
Savings	236,549	0.08%	7.0%	204,977	0.18%	7.4%	197,420	0.13%	7.6%
Money market	1,173,243	0.46%	34.7%	1,020,363	1.14%	36.9%	867,318	0.61%	33.5%
Total interest-bearing non-term deposits	1,930,628	0.33%	57.1%	1,659,414	0.82%	60.0%	1,455,947	0.46%	56.2%
CDs	279,467	1.66%	8.3%	300,810	1.99%	10.8%	242,077	1.46%	9.4%
Total non-brokered deposits	3,331,011	0.33%	98.6%	2,751,139	0.71%	99.4%	2,442,844	0.42%	94.4%

Brokered deposits	47,743	1.39%	1.4%	15,466	1.88%	0.6%	145,645	1.70%	5.6%
Total	$3,378,754	0.34%	100.0%	$2,766,605	0.72%	100.0%	$2,588,489	0.49%	100.0%

Borrowed Funds

Borrowed funds, comprised of FHLB borrowings and other borrowings, amounted to $4.8 million at December 31, 2020, compared to $96.2 million at December 31, 2019, decreasing $91.4 million, or 95%. The Company's primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners. Outstanding borrowings from the FHLB typically have been comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB, which represents the majority of the balance at December 31, 2020. At December 31, 2020 and 2019, borrowed funds consisted of FHLB borrowings only. The majority of the FHLB advances outstanding at December 31, 2019 were overnight advances, which the Company paid down in 2020 as the Bank's liquidity increased.

The Company may also from time-to-time use interest-rate swaps to hedge against adverse interest rate movements of short-term FHLB advances.

At December 31, 2020, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $500.0 million and the capacity to borrow from the FRB Discount Window of approximately $215.0 million.

In April 2020, the Company established access to the PPPLF, which provides funding secured by PPP pledged loans. Advances issued under the PPPLF are non-recourse. The amount and term of an advance matches the amount and remaining term of the PPP loans pledged. Due to deposit growth in large part from customers depositing funds received from PPP loan advances and generally maintaining higher liquidity in response to the pandemic, the Company did not have any borrowings outstanding under the PPPLF at December 31, 2020. The Bank had the ability to borrow up to approximately $453.1 million under the PPPLF at December 31, 2020, in addition to the Discount Window capacity noted above.

Table of Content
The table below shows the comparison of the Company's average borrowed funds and average rates paid for the periods indicated:

	Year ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$35,762	1.65%	$15,885	2.42%	$22,250	1.72%
FRB PPPLF advances	4,703	0.35%	—	—%	—	—%
Other borrowed funds	14	1.07%	55	2.64%	—	—%
Total borrowed funds	$40,479	1.50%	$15,940	2.42%	$22,250	1.72%

The category "Other borrowed funds" represents overnight advances from the FRB Discount Window, or borrowings from correspondent banks, advanced as part of our annual test of these external funding facilities.

For additional information on the composition of borrowed funds, including weighted average rates and maturities, and maximum borrowing outstanding at any month end, see Note 8, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $73.7 million at December 31, 2020 and $14.9 million at December 31, 2019 and December 31, 2018.

The Company has two subordinated note issuances outstanding, $15.0 million fixed-to-floating rate subordinated notes issued in January 2015 (the "2015 Notes") and $60.0 million of fixed-to-floating rate subordinated notes issued on July 7, 2020 (the "2020 Notes").

The 2020 Notes carry an initial fixed rate of 5.25%, are due in 2030 and are redeemable at the option of the Company beginning on or after July 15, 2025.

The 2015 Notes carry an initial fixed rate of 6.00% per annum through January 30, 2025, after which the notes will adjust monthly, the notes are due 2030 and are currently callable by the Company at a premium.

See also Note 8, "Borrowed Funds and Subordinated Debt," to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below, for further information regarding the Company's subordinated notes' rates and call features.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with the Company's short-term wholesale funding to add stability to interest expense and to manage its exposure to interest rate movements. The combined notional value of these swaps, maturing in three to five years, was $75.0 million at December 31, 2020 and the fair value carried as a liability on the Company's Consolidated Balance Sheet was $2.8 million.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers increased to $38.0 million at December 31, 2020 from $22.8 million at December 31, 2019. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $2.3 million at December 31, 2020 compared to $625 thousand at December 31, 2019.

See also Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below, for further information regarding the Company's derivatives and hedging.

Table of Content
Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits, and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by the Company's Board. The duties and responsibilities related to asset-liability management matters are also covered by the Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low-cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At December 31, 2020, the Company's primary wholesale funding sources were collateralized borrowing capacity at the FHLB and brokered deposits markets. In addition, the Company maintains secondary wholesale funding resources comprised of uncommitted overnight fed fund purchase arrangements with correspondent banks, access to collateralized line of credit with the FRB Discount Window and access to the PPPLF, which provides funding secured by PPP loans pledged as collateral.

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

The Company has in the past also increased capital and liquidity by offering for sale shares of the Company's common stock and through the issuance of subordinated debt. On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate subordinated notes. For additional information on the Company's capital planning, see the section entitled "Capital Resources" contained in Item 1, "Business," of this Form 10-K.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. The Company's capital policies and capital levels are monitored internally on a quarterly basis and capital planning is reviewed at least annually by the Board.

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possible additional discretionary supervisory actions by regulators, which if undertaken, could have a material adverse effect on the Company's consolidated financial condition. At December 31, 2020, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

Table of Content
The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2020 and December 31, 2019 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
The Company
Total Capital (to risk-weighted assets, "RWA")	$415,999	14.62%	$227,631	8.00%	N/A	N/A
Tier 1 Capital (to RWA)	306,577	10.77%	170,723	6.00%	N/A	N/A
Tier 1 Capital (to average assets, "AA") or Leverage Ratio	306,577	7.52%	163,127	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to RWA)	306,577	10.77%	128,042	4.50%	N/A	N/A

The Bank
Total Capital (to RWA)	$413,862	14.55%	$227,631	8.00%	$284,538	10.00%
Tier 1 Capital (to RWA)	378,184	13.29%	170,723	6.00%	227,631	8.00%
Tier 1 Capital (to AA) or Leverage Ratio	378,184	9.27%	163,127	4.00%	203,909	5.00%
Common Equity Tier 1 Capital (to RWA)	378,184	13.29%	128,042	4.50%	184,950	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
The Company
Total Capital (to RWA)	$328,961	11.88%	$221,435	8.00%	N/A	N/A
Tier 1 Capital (to RWA)	280,475	10.13%	166,077	6.00%	N/A	N/A
Tier 1 Capital (to AA), or Leverage Ratio	280,475	8.86%	126,661	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to RWA)	280,475	10.13%	124,557	4.50%	N/A	N/A

The Bank
Total Capital (to RWA)	$328,489	11.87%	$221,435	8.00%	$276,794	10.00%
Tier 1 Capital (to RWA)	294,875	10.65%	166,077	6.00%	221,435	8.00%
Tier 1 Capital (to AA) or Leverage Ratio	294,875	9.31%	126,661	4.00%	158,326	5.00%
Common Equity Tier 1 Capital (to RWA)	294,875	10.65%	124,557	4.50%	179,916	6.50%
_________________________________________
(1)    Before application of the capital conservation buffer of 2.50% as of December 31, 2020 and December 31, 2019. See Note 12, "Stockholders' Equity." to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for further information regarding the capital conservation buffer.
(2)    For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework.  This framework does not apply to the Company.

On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate subordinated notes due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025. The notes are classified as Tier 2 regulatory capital for the Company. The Company invested $53.0 million of the net proceeds from the issuance into the Bank, where it is classified as Tier 1 regulatory capital.

Table of Content
See also "Capital Resources," and within the "Supervision and Regulation," section "Capital Requirements," "Capital Requirements under Basel III," and for the Bank, "Capital Adequacy Requirements," all contained in Item 1 of this Form 10-K, and Note 12, "Stockholders' Equity," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2020.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations. The following table summarizes the contractual cash obligations at December 31, 2020:

	Payments Due by Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
CDs	$319,964	$265,833	$50,213	$3,880	$38
FHLB borrowings	4,775	4,316	—	—	459
Subordinated debt	75,000	—	—	—	75,000
Supplemental retirement plans	2,216	276	552	552	836
Operating lease obligations	28,337	1,242	2,497	2,510	22,088
Vendor contracts	14,804	8,258	4,886	1,660	—
Total contractual obligations	$445,096	$279,925	$58,148	$8,602	$98,421

See also Note 7, "Deposits," Note 8, "Borrowed Funds and Subordinated Debt," Note 6, "Leases," and Note 13, "Employee Benefit Plans," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for further information regarding non-term deposits and CDs, FHLB borrowings and subordinated debt, operating lease obligations, and supplement retirement plans.

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

The following table summarizes the contractual commitments at December 31, 2020:

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$896,724	$593,366	$186,969	$27,835	$88,554
Commitments to originate loans	22,957	22,957	—	—	—
Letters of credit	28,038	22,005	5,993	40	—
Commitments to originate loans for sale	3,121	3,121	—	—	—
Commitments to sell loans	3,493	3,493	—	—	—
Customer related interest-rate swaps notional amount(1)	38,027	—	1,686	—	36,341
Interest-rate swaps notional amount	75,000	—	25,000	50,000	—
Total commitments	$1,067,360	$644,942	$219,648	$77,875	$124,895
 _________________________________________
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

Table of Content
originate loans for sale or to sell loans. See Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for further information regarding customer related interest-rate swaps.

Assets Under Management

Total assets under management, include total assets, loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's Consolidated Balance Sheet, and as such, total assets under management is not a financial measurement recognized under GAAP, however management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of wealth management and wealth services, including brokerage, trust, and investment management. Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

Investment assets under management, which are reflected at fair market value, increased $87.2 million, or 10%, for the year ended December 31, 2020 since December 31, 2019 and increased $203.1 million, or 25%, since December 31, 2018. The increase since December 31, 2019 in investment assets under management was due primarily to asset growth from market appreciation along with strong new customer growth.

Total assets under management increased $849.6 million, or 20%, for the year ended December 31, 2020 since December 31, 2019 and $1.2 billion, or 32% since December 31, 2018. Total core assets under management increased $406.5 million, or 10%, for the year ended December 31, 2020 since December 31, 2019 and $799.7 million, or 21% since December 31, 2018.

 The following table sets forth the value of assets under management and its components at the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018
Total assets	$4,014,324	$3,235,049	$2,964,358
Loans serviced for others	78,991	95,905	89,232
Investment assets under management	1,003,841	916,623	800,751
Total assets under management	$5,097,156	$4,247,577	$3,854,341

Table of Content
Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2020 AND 2019

Unless otherwise indicated, the reported results are for the year ended December 31, 2020 with the "same period," the "comparable year" and "prior year" being the year ended December 31, 2019. Average yields are presented on a tax equivalent basis.

Certain balances, ratios or other measures of the Company’s performance have been adjusted to exclude the impact of PPP loans in order to provide more meaningful comparisons to prior periods as the majority of PPP loans outstanding are expected to be short-term in nature. We refer to the measures adjusted to exclude PPP loans as "core." See the table under the heading "Non-GAAP Measurers" above which provides a reconciliation of the non-GAAP measures to the information presented under GAAP.

Net Income

The Company's net income for the year ended December 31, 2020 amounted to $31.5 million, a decrease of $2.7 million compared to the year ended December 31, 2019. Diluted earnings per share were $2.64 for the year ended December 31, 2020, as compared to $2.89 for the year ended December 31, 2019.
Net Interest Income and Margin

The Company's net interest income for the year ended December 31, 2020 amounted to $130.1 million, an increase of $14.3 million, or 12%, compared to the year ended December 31, 2019. The increase in net interest income was due largely to interest-earning asset growth, primarily in PPP loans, and lower deposit interest expense, partially offset by a decline in margin. Net interest income for the year ended December 31, 2020, included $3.5 million in PPP interest income and $7.2 million in PPP related SBA fees. The Company's margin was 3.55% for years ended December 31, 2020 and was 3.89% for year ended December 31, 2019.

Tax equivalent net interest income for the years ended December 31, 2020 was $131.6 million compared to $117.4 million for the year ended December 31, 2019, an increase of $14.1 million, or 12%. T/E Margin was 3.59% for the year ended December 31, 2020 compared to 3.95% for the year ended December 31, 2019. Core T/E margin for the year ended December 31, 2020 was 3.64%. The lower margin results in 2020 reflected primarily the significant decline in interest rates since the comparable periods that resulted in interest-earning asset yields declining faster than the cost of funding. Interest-earning asset yields were impacted by a 150 basis-point decrease in the Federal Funds rate since December 31, 2019. Term interest rates have also fallen significantly over the respective periods and collectively these interest rate decreases have reduced yields on loan repricing, short-term and overnight investments and interest-earning asset growth. The Company funds these interest-earning assets principally through non-term customer deposits, which were less impacted by the interest rate declines. In addition, T/E margin for the year ended December 31, 2020 was impacted by a significantly higher year-to-date average balance in lower-yielding short-term and overnight investments of $189.2 million, compared to $80.7 million for the year ended December 31, 2019.

Interest and Dividend Income

For the year ended December 31, 2020, total interest and dividend income amounted to $144.8 million, an increase of $7.7 million, or 6%, compared to the prior year. The increase was due largely to interest-earning asset growth, primarily in PPP loans, partially offset by a decline in loan yields. Average balances of interest-earning assets increased $688.4 million, or 23%, while the average yields on interest-earning assets decreased 67 basis points. The decrease in loan yields since the prior period is due primarily to the significant decline in interest rates since the comparable period as discussed above.

Interest Expense

For the year ended December 31, 2020, total interest expense amounted to $14.7 million, a decrease of $6.5 million, or 31%, compared to the prior year, due primarily to decreases in deposit market rates during 2020. The average cost of funding, including the impact of non-interest deposit accounts, decreased 34 basis points. The average cost of checking, saving and money market accounts decreased 49 basis points and the average cost of CDs decreased 33 basis points. Partially offsetting the decrease in interest expense were higher average balances of interest-bearing deposits. Non-term customer deposits were less impacted than the interest-earning assets by the interest rate declines discussed above.

Table of Content

Non-interest deposit accounts are an important component of the Company's core funding strategy. The average balance of non-interest checking deposits increased $330.0 million, or 42%, as compared to the same period in 2019. This non-interest-bearing funding source represented 33% of total average deposit balances for the year ended December 31, 2020, compared to 29% for the year ended December 31, 2019.

Interest rate risk is reviewed in detail under the heading Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K below.

Table of Content
Rate/Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

	December 31,
	2020 vs 2019
		Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$8,969	$26,279	$(17,310)
Investment securities (tax equivalent)	101	798	(697)
Other interest-earning assets(1)	(1,489)	1,163	(2,652)
Total interest-earning assets (tax equivalent)	7,581	28,240	(20,659)

Interest Expense
Interest checking, savings, and money market	(7,342)	1,916	(9,258)
CDs	(1,371)	(411)	(960)
Brokered CDs	371	465	(94)
Borrowed funds	221	412	(191)
Subordinated debt	1,576	1,651	(75)
Total interest-bearing funding	(6,545)	4,033	(10,578)

Change in net interest income (tax equivalent)	$14,126	$24,207	$(10,081)
_________________________________________
(1)    Income on other interest-earning assets includes interest on deposits, and fed funds sold, and dividends on FHLB stock.

The table on the following page presents the Company's average balance sheet, net interest income and average rates for the years ended December 31, 2020, 2019 and 2018:

Table of Content

	Average Balances, Interest and Average Yields
	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield (1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,986,001	$131,604	4.41%	$2,432,195	$122,635	5.04%	$2,303,781	$111,706	4.85%
Investment securities(3) (tax equivalent)	488,139	14,261	2.92%	462,017	14,160	3.06%	431,835	11,935	2.76%
Other interest-earning assets(4)	189,204	402	0.21%	80,740	1,891	2.34%	49,970	1,085	2.17%
Total interest-earning assets (tax equivalent)	3,663,344	146,267	3.99%	2,974,952	138,686	4.66%	2,785,586	124,726	4.48%
Other assets	158,928			138,205			98,148
Total assets	$3,822,272			$3,113,157			$2,883,734

Liabilities and stockholders' equity:
Interest checking, savings and money market	$1,930,628	6,308	0.33%	$1,659,414	13,650	0.82%	$1,455,947	6,757	0.46%
CDs	279,467	4,629	1.66%	300,810	6,000	1.99%	242,077	3,531	1.46%
Brokered CDs	47,743	662	1.39%	15,466	291	1.88%	145,645	2,472	1.70%
Borrowed funds	40,479	606	1.50%	15,940	385	2.42%	22,250	383	1.72%
Subordinated debt(5)	43,510	2,501	5.75%	14,866	925	6.22%	14,853	925	6.23%
Total interest-bearing funding	2,341,827	14,706	0.63%	2,006,496	21,251	1.06%	1,880,772	14,068	0.75%

Net interest-rate spread (tax equivalent)			3.36%			3.60%			3.73%

Non-interest checking	1,120,916	—		790,915	—		744,820	—
Total deposits, borrowed funds and subordinated debt	3,462,743	14,706	0.42%	2,797,411	21,251	0.76%	2,625,592	14,068	0.54%
Other liabilities	43,383			37,913			20,459
Total liabilities	3,506,126			2,835,324			2,646,051

Stockholders' equity	316,146			277,833			237,683

Total liabilities and stockholders' equity	$3,822,272			$3,113,157			$2,883,734

Net interest income (tax equivalent)		131,561			117,435			110,658
Net interest margin (tax equivalent)			3.59%			3.95%			3.97%
Less tax equivalent adjustment		1,427			1,578			1,823
Net interest income		$130,134			$115,857			$108,835
Net interest margin			3.55%			3.89%			3.91%
 _______________________________________
(1)Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S federal income tax rate of 21% in 2020, 2019 and 2018, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investment balances are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Table of Content
Provision for Loan Losses

The provision for loan losses amounted to $12.5 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively, an increase of $11.3 million compared to 2019. The provision for the year ended December 31, 2020 consisted of $6.2 million in general reserve factor increases related primarily to the impact of the COVID-19 pandemic on credit quality, $4.5 million related to net changes in classified and impaired loans and $1.8 million related to loan growth, changes in loan mix and net charge-offs. The 2019 provision was impacted by generally positive credit metrics, partially offset by loan growth during the year.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2020 amounted to $17.2 million, an increase of $928 thousand, or 6%, compared to 2019.

The following table sets forth the components of non-interest income and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	Change	% Change
Wealth management fees	$5,815	$5,494	$321	6%
Deposit and interchange fees	6,426	6,870	(444)	(6)%
Income on bank-owned life insurance, net	587	638	(51)	(8)%
Net gains on sales of available-for-sale securities	227	146	81	55%
Net gains on sales of loans	1,409	469	940	200%
Other income	2,783	2,702	81	3%
Total non-interest income	$17,247	$16,319	$928	6%

Net gains on sales of loans increased due to the higher volume of loans originated for sale in 2020, due primarily to lower interest rates as compared to 2019.

Wealth management fee increases were primarily attributable to asset growth from market appreciation along with strong new customer growth.

Deposit and interchange fees decreased due primarily to lower deposit overdraft fees from customers maintaining higher deposit balances.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2020 amounted to $93.3 million, an increase of $6.8 million, or 8%, compared to the prior year.

Table of Content
The following table sets forth the components of non-interest expense and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	Change	% Change
Salaries and employee benefits	$61,580	$56,059	$5,521	10%
Occupancy and equipment expenses	8,546	8,417	129	2%
Technology and telecommunications expenses	9,197	7,590	1,607	21%
Advertising and public relations expenses	2,151	2,962	(811)	(27)%
Audit, legal and other professional fees	2,273	2,039	234	11%
Deposit insurance premiums	2,124	876	1,248	142%
Supplies and postage expenses	898	971	(73)	(8)%
Other operating expenses	6,485	7,501	(1,016)	(14)%
Total non-interest expense	$93,254	$86,415	$6,839	8%

Salaries and employee benefits increased since the prior year primarily to support the Company's strategic growth and market expansion initiatives. During 2020, there were also several pandemic associated expenditures.

The increase in technology and telecommunications expenses compared to the prior year was primarily due to higher infrastructure costs and expenses associated with the Company's multi–year digital transformation strategy to enhance operating efficiency, product delivery, and customer experience.

Deposit insurance premiums increased during 2020 due to the Company's growth, and due to the 2019 expense having been positively impacted by a $683 thousand credit from the FDIC Deposit Insurance Fund.

Other operating expenses decreased due primarily to the pandemic resulting in lower employee-related expenses such as training, dues and entertainment, and travel.

Income Tax Expense

The effective tax rate for the year ended December 31, 2020 was 24.4% and for the year ended December 31, 2019 was 23.3%. Refer to Note 15, "Income Taxes," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, for additional information about the Company's tax positions.

Results of Operations Comparison of Years Ended December 31, 2019 and 2018

For a comparison of the results of operations for the years ended December 31, 2019 and 2018, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with SEC on March 10, 2020.

Accounting Policies/Critical Accounting Estimates

The Company's significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used be incorrect or change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates include the areas described further below.

Table of Content
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

Accounting Implications of the Pandemic

In the first quarter of 2020, the Company, in accordance with the provisions of the CARES Act, chose to delay its implementation of the Financial Accounting Standards Board’s Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, including the CECL methodology for estimating the allowance for credit losses. Under the CARES Act, companies could delay the implementation of CECL until the earlier of (i) the date on which the national emergency concerning the COVID-19 pandemic terminates, or (ii) December 31, 2020.

The Consolidated Appropriation Act, which was signed into law on December 27, 2020, extended the period during which companies may delay the implementation of CECL until the earlier of (i) the first day of the fiscal year that begins after the national emergency termination date or (ii) January 1, 2022.

While the Company has not yet adopted the CECL methodology for estimating the allowance for credit losses, it estimates that as of December 31, 2020, under the CECL methodology, the total allowance for credit loan losses, including the reserve for unfunded commitments, would have amounted to approximately $53.0 to $55.0 million and increased the total allowance for credit losses to total core loans ratio from 1.69% to a range of 2.00% to 2.10%. The Company expects to adopt CECL in 2021. The estimated total increase in the allowance for credit losses is approximately $6.0 million to $8.0 million, net of taxes, that will be recorded through equity as the CECL day one implementation adjustment.

See Note 1, "Summary of Significant Accounting Policies," Item (w) "Recent Accounting Pronouncements," under the heading "Accounting pronouncements not yet adopted by the Company" to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for information regarding the Company's adoption of CECL.
Impairment Review of Investment Securities

There are inherent risks associated with the Company's investment activities that could adversely impact the fair value and the ultimate collectability of the Company's investments. The Company primarily invests in debt securities. At December 31, 2020, the Company also held immaterial amounts of equity securities and FHLB stock.

Management regularly reviews the portfolio for debt securities with unrealized losses to determine if any of the unrealized losses are OTTI. The determination of OTTI involves a high degree of judgment. While management uses available information

Table of Content
to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers.

If a debt investment is deemed to have an unrealized loss that is OTTI, the Company is required to write-down the investment. For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery, or (iii) a credit loss exists, and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income. Once written down, the previous charge may not be recovered through earnings until sale or maturity, if in excess of its new cost basis. Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

Based on this impairment review, management determined that there were no debt securities carried in the Company's investment securities portfolio at December 31, 2020 that were deemed other-than-temporarily impaired.

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

The Company has the option to perform either (i) a qualitative assessment of whether it is "more likely than not" that the reporting unit's fair value is less than its book value, or (ii) a quantitative assessment.

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

At December 31, 2020, based on the Company's qualitative analysis, goodwill was deemed not to be impaired.

Recent Accounting Pronouncements

See Note 1, "Summary of Significant Accounting Policies," Item (w) "Recent Accounting Pronouncements," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for information regarding recent accounting pronouncements.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income. Quarterly, management completes a net interest income sensitivity analysis and reports the results to the Board. This analysis includes a simulation of the Company's net interest income under various interest-rate scenarios and assumes no future growth (i.e., static balance sheet). Variations in the interest-rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), ability to attract deposits and other funding, and interest rates on various asset and liability accounts. Results of this analysis are also impacted by changes in liquidity, such as fluctuations in the balances of short-term investments and overnight borrowings.

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

In a declining rate environment, margin compression will eventually occur when the yield on interest-earning assets decreases more than funding costs. The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate.

At December 31, 2020, the Company's interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. Refer to the heading "Results of Operations" contained within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion of margin.

The Company’s net interest income sensitivity results at December 31, 2020 compared to December 31, 2019 were impacted primarily by both an increase in the Company’s on balance sheet liquidity, largely from SBA PPP loan volume and from a decrease in customer deposit rates. Under the Company’s static balance sheet model, relative to the December 31, 2019 results, the Company’s model results improved when interest rates increase primarily due to the increase in on balance sheet liquidity. When interest rates decrease, the Company’s results are worse than December 31, 2019 due primarily to customer deposit rates, which are at very low levels at December 31, 2020 and have limited capacity for further meaningful decline. The increased liquidity at December 31, 2020 has less impact when interest rates decrease because short-term investment rates are near zero.

The net interest income sensitivity model assumed a static balance sheet and did not forecast an increase in liquidity from potential PPP loan forgiveness, which absent any other significant balance sheet changes, would increase the Company’s on balance sheet liquidity and therefore increase the Company’s asset sensitivity as described above.

In the 200 and 400 basis point rising rate scenarios noted, net interest income is projected to increase in the first 24 months primarily due to an elevated balance of short-term investments that reprice immediately and loan yields increasing more significantly than funding costs. In the declining rate scenario noted, net interest income is projected to decrease as funding costs are at low levels and do not decline as significantly as asset yields.

	December 31, 2020	December 31, 2019
	Percentage Change(1)	Percentage Change
Changes in interest rates
Rates Rise 400 Basis Points	6.40%	0.77%
Rates Rise 200 Basis Points	3.57%	0.83%
Rates Unchanged	—%	—%
Rates Decline 100 Basis Points	(4.16)%	(1.24)%
__________________________________________
(1)    The December 31, 2020 results reflect PPP loan forgiveness at a volume and timeline determined by Management.

Item 8.Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share data)	2020	2019
Assets
Cash and cash equivalents:
Cash and due from banks	$40,636	$39,927
Interest-earning deposits	213,146	23,867
Total cash and cash equivalents	253,782	63,794
Investments:
Debt securities at fair value	582,303	504,788
Equity securities at fair value	746	467
Total investment securities at fair value	583,049	505,255
Federal Home Loan Bank ("FHLB") stock	1,905	4,484
Loans held for sale	371	601
Loans:
Total loans	3,073,860	2,565,459
Allowance for loan losses	(44,565)	(33,614)
Net loans	3,029,295	2,531,845
Premises and equipment, net	46,708	45,419
Lease right-of-use asset	18,439	19,048
Accrued interest receivable	16,079	12,295
Deferred income taxes, net	11,290	8,732
Bank-owned life insurance	31,363	30,776
Prepaid income taxes	2,449	572
Prepaid expenses and other assets	13,938	6,572
Goodwill	5,656	5,656
Total assets	$4,014,324	$3,235,049
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$3,476,268	$2,786,730
Brokered deposits	74,995	—
Total deposits	3,551,263	2,786,730
Borrowed funds	4,774	96,173
Subordinated debt	73,744	14,872
Lease liability	17,539	18,104
Accrued expenses and other liabilities	30,638	21,683
Accrued interest payable	1,940	846
Total liabilities	3,679,898	2,938,408
Commitments and Contingencies
Stockholders' Equity
Preferred stock $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,937,795 shares issued and outstanding at December 31, 2020 and 11,825,331 shares issued and outstanding at December 31, 2019	119	118
Additional paid-in capital	97,137	94,170
Retained earnings	214,977	191,843
Accumulated other comprehensive income	22,193	10,510
Total stockholders' equity	334,426	296,641
Total liabilities and stockholders' equity	$4,014,324	$3,235,049

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2020	2019	2018
Interest and dividend income:
Loans and loans held for sale	$131,091	$122,082	$111,090
Investment securities	13,347	13,135	10,728
Other interest-earning assets	402	1,891	1,085
Total interest and dividend income	144,840	137,108	122,903
Interest expense:
Deposits	11,599	19,941	12,760
Borrowed funds	606	385	383
Subordinated debt	2,501	925	925
Total interest expense	14,706	21,251	14,068
Net interest income	130,134	115,857	108,835
Provision for loan losses	12,499	1,180	2,250
Net interest income after provision for loan losses	117,635	114,677	106,585
Non-interest income:
Wealth management fees	5,815	5,494	5,624
Deposit and interchange fees	6,426	6,870	6,234
Income on bank-owned life insurance, net	587	638	672
Net gains (losses) on sales of available-for-sale debt securities	227	146	(2,950)
Net gains on sales of loans	1,409	469	260
Other income	2,783	2,702	2,150
Total non-interest income	17,247	16,319	11,990
Non-interest expense:
Salaries and employee benefits	61,580	56,059	51,442
Occupancy and equipment expenses	8,546	8,417	8,526
Technology and telecommunications expenses	9,197	7,590	6,382
Advertising and public relations expenses	2,151	2,962	3,182
Audit, legal and other professional fees	2,273	2,039	1,725
Deposit insurance premiums	2,124	876	1,697
Supplies and postage expenses	898	971	989
Other operating expenses	6,485	7,501	6,935
Total non-interest expense	93,254	86,415	80,878
Income before income taxes	41,628	44,581	37,697
Provision for income taxes	10,172	10,381	8,816
Net income	$31,456	$34,200	$28,881

Basic earnings per share	$2.64	$2.90	$2.47
Diluted earnings per share	$2.64	$2.89	$2.46

Basic weighted average common shares outstanding	11,897,813	11,789,570	11,679,520
Diluted weighted average common shares outstanding	11,919,508	11,829,818	11,750,462

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2020	2019	2018
Net income	$31,456	$34,200	$28,881
Other comprehensive income (loss), net of taxes:
Net change in fair value of debt securities	13,706	11,794	(1,700)
Net change in fair value of cash flow hedges	(2,023)	—	—
Total other comprehensive income (loss), net	11,683	11,794	(1,700)
Total comprehensive income, net	$43,139	$45,994	$27,181

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2020, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2017	11,609,853	$116	$88,205	$143,073	$416	$231,810
Net income				28,881		28,881
Other comprehensive loss, net					(1,700)	(1,700)
Common stock dividend declared ($0.58 per share)				(6,771)		(6,771)
Common stock issued under dividend reinvestment plan	37,999	—	1,328			1,328
Common stock issued, other	3,440	—	121			121
Stock-based compensation, net	51,107	1	1,878			1,879
Net settlement for employee taxes on restricted stock and options	(15,106)	—	(559)			(559)
Stock option exercised, net	20,925	—	308			308
Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				34,200		34,200
Other comprehensive income, net					11,794	11,794
Common stock dividend declared ($0.64 per share)				(7,540)		(7,540)
Common stock issued under dividend reinvestment plan	39,176	—	1,169			1,169
Common stock issued, other	2,305	—	69			69
Stock-based compensation, net	61,318	1	1,868			1,869
Net settlement for employee taxes on restricted stock and options	(8,223)	—	(402)			(402)
Stock options exercised, net	22,537	—	185			185
Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				31,456		31,456
Other comprehensive income, net					11,683	11,683
Common stock dividend declared ($0.70 per share)				(8,322)		(8,322)
Common stock issued under dividend reinvestment plan	50,506	—	1,217			1,217
Common stock issued, other	3,816	—	91			91
Stock-based compensation, net	65,417	1	1,871			1,872
Net settlement for employee taxes on restricted stock and options	(8,315)	—	(233)			(233)
Stock options exercised, net	1,040	—	21			21
Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$31,456	$34,200	$28,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,499	1,180	2,250
Depreciation and amortization	6,784	6,142	6,836
Stock-based compensation expense	1,905	1,872	1,848
Income on bank-owned life insurance, net	(587)	(638)	(672)
Net (gains) losses on sales of debt securities	(227)	(146)	2,950
Net losses (gains) on equity securities	49	(367)	204
Mortgage loans originated for sale	(59,570)	(25,562)	(13,026)
Proceeds from mortgage loans sold	61,209	26,131	12,793
Net gains on sales of loans	(1,409)	(469)	(260)
Net gains on sales of OREO	—	(34)	—
Changes in:
(Increase) decrease in other assets	(16,997)	136	(1,815)
Increase in other liabilities	5,223	1,174	1,812
Net cash provided by operating activities	40,335	43,619	41,801
Cash flows from investing activities:
Proceeds from sales of debt securities	5,907	13,623	129,862
Purchase of debt securities	(145,319)	(126,872)	(208,978)
Proceeds from maturities, calls and pay-downs of debt securities	77,534	48,805	42,278
Net (purchase) sale of equity securities	(328)	1,348	(1,631)
Net sale (purchase) of FHLB capital stock	2,579	873	(142)
Net increase in loans	(509,949)	(179,623)	(118,918)
Additions to premises and equipment, net	(6,679)	(12,498)	(5,297)
Proceeds from OREO sales	—	289	—
Net cash used in investing activities	(576,255)	(254,055)	(162,826)
Cash flows from financing activities:
Net increase in deposits	764,533	221,948	123,420
Net (decrease) increase in borrowed funds	(91,399)	(4,319)	11,492
Proceeds from the issuance of subordinated debt	60,000	—	—
Cash dividends paid, net of DRP	(7,105)	(6,371)	(5,443)
Proceeds from issuance of common stock	91	69	121
Net settlement for employee taxes on restricted stock and options	(233)	(402)	(559)
Net proceeds from stock option exercises	21	185	308
Net cash provided by financing activities	725,908	211,110	129,339

Net increase in cash and cash equivalents	189,988	674	8,314
Cash and cash equivalents at beginning of year	63,794	63,120	54,806
Cash and cash equivalents at end of year	$253,782	$63,794	$63,120

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

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At December 31, 2020, the Company had 25 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts and Southern Hillsborough and Southern Rockingham counties in New Hampshire. The Company opened its 26th branch in North Andover, Massachusetts on January 4, 2021, and a branch to be located in Londonderry, New Hampshire is expected to open in late 2021 or early 2022, subject to customary regulatory approvals.

Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options, and commercial insurance services. The Company also provides a range of wealth management, wealth services and trust services delivered via two channels, Enterprise Wealth Management and Enterprise Trust Services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from December 31, 2020 through the filing date of this Annual Report on Form 10-K with the SEC for potential recognition or disclosure as required by GAAP and determined that other than the item noted below, there were no material subsequent events requiring recognition or disclosure.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In January 2021, the Company is participating in the new round of the PPP authorized by The Economic Aid Act, signed into law on December 27, 2020, which extended the authority of lenders to make PPP loans through March 31, 2021. Through March 1, 2021, the SBA has approved $144.8 million of our customer requests for PPP loans as part of round three of the PPP.

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

(c) Cash and Cash Equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates. The Company's cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual fund accounts) and overnight and term federal funds ("fed funds") sold to money center banks. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company.

(d) Restricted Cash and Investments

Certain of the Company's derivative agreements contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral in relation to certain derivatives, the cash is carried as restricted cash within "Interest-earning deposits." See Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements of this Form 10-K below for more information about the Company's collateral related to its derivatives.
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

Management regularly reviews its holdings of FHLB stock for other-than-temporary impairment ("OTTI"). Based on management's periodic review, the Company has not recorded any OTTI charges on this investment to date. If it were determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

See Note 2, "Investment Securities," to the Company's consolidated financial statements of this Form 10-K, contained below, for additional information on management's OTTI review.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(e) Investment Securities

Investments in debt securities that are intended to be held for indefinite periods of time, but which may not be held to maturity or on a long-term basis are considered to be "available-for-sale" and are carried at fair value. Net unrealized gains and losses on investments available-for-sale, net of applicable income taxes, are recorded in the Company's Consolidated Statement of Comprehensive Income ted as a component of "Accumulated other comprehensive income (loss)". Included as available-for-sale are debt securities that are purchased in connection with the Company's asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the Company has the positive intent to hold debt securities to maturity, these securities will be classified as held-to-maturity and carried at amortized cost. As of the balance sheet dates, all of the Company's debt securities were classified as available-for-sale and carried at fair value.

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

If a debt investment is deemed to have an unrealized loss that is OTTI, the Company is required to write-down the investment. For debt securities, OTTI is generally recognized through a charge to earnings as of the balance sheet date, while non-OTTI unrealized losses are recognized in other comprehensive income. Unrealized losses on debt securities are deemed OTTI if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery, or (iii) a credit loss exists, and the Company does not expect to recover the entire amortized cost. For debt securities that have a credit loss, any portion of the loss related to other factors is recorded in other comprehensive income. Once written down, the previous charge on debt securities may not be recovered through earnings until sale or maturity, if in excess of its new cost basis. Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company's financial condition and results of operations. See also Note 2, "Investment Securities," to the Company's consolidated financial statements of this Form 10-K below, for further information on management's OTTI assessment.

At December 31, 2020 and December 31, 2019, the Company's equity securities were recorded on the Company's Consolidated Balance Sheet at fair value with changes in fair value recognized in the Company's Consolidated Income Statement as a component of "Other income." The net gains and losses on equity securities that will be recognized as a component of "Other income" in the future will depend on the amount of dollars invested in equities, the magnitude of changes in equity markets and the amount of gains or losses realized through equity sales.

Investment securities' discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method. Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

(f) Loans Held for Sale

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans. Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans held for sale are carried at the lower of aggregate amortized cost or fair value on a separate line on the balance sheet. Fair value is based on comparable market prices for loans with similar rates and terms. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans. Gains and losses are determined using the specific identification method.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(g) Loans

Loans made by the Company to businesses, non-profits and professional practices include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. Most loans granted by the Company are collateralized by real estate, equipment, or receivables and/or are guaranteed by the principals of the borrower. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers' geographic areas. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy, among other factors.

Loans are reported at the principal amount outstanding, net of deferred origination fees and costs. The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances. Loan origination fees received, offset by direct loan origination costs, are deferred and amortized using the straight-line method over three years to five years for lines of credit and demand notes or over the life of the related loans using the level-yield method for all other types of loans. When loans are paid off, the unamortized fees and costs are recognized as an adjustment to interest income.

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

(h) Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses inherent in the loan portfolio as of the specified balance sheet dates. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. Arriving at an appropriated level of allowance for estimated loan losses involves a high degree of management judgement. The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In the first quarter of 2020, the Company, in accordance with the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), chose to delay its implementation of the Financial Accounting Standards Board’s Accounting Standards Update ("FASB ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, including the current expected credit losses ("CECL") methodology for estimating the allowance for credit losses. The Consolidated Appropriations Act of 2021, which was signed into law on December 27, 2020, extended the period during which companies may delay the implementation of CECL until the earlier of (i) the first day of the fiscal year that begins after the national emergency termination date or (ii) January 1, 2022. See Item (w) "Recent Accounting Pronouncements," below under the heading "Accounting pronouncements not yet adopted by the Company" in this Note 1 of this Form 10-K for additional information.

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

(j) Premises and Equipment

Land is carried at cost. All other premises and equipment costs are stated at cost less accumulated depreciation and amortization. Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (including renewal options reasonably certain to be exercised) for leasehold improvements generally as follows:

Bank premises, land improvements, and leasehold improvements	10 to 39 years
Computer software and equipment	3 to 5 years
Furniture, fixtures, and equipment	3 to 10 years

    (k) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)." Under this ASU, as amended, lessees are required to recognize right-of-use ("ROU") lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The lease liability represents the present value of the future lease payments. The ROU asset includes the lease liability, lease prepayments and initial direct costs, less fixed payment lease liabilities. For the Company, this ASU primarily impacted operating leases on our facilities, mainly branch leases, and as a result the Company recorded, on its Consolidated Balance Sheet a lease liability of $18.0 million and ROU asset of $19.0 million on January 1, 2019 related to these leases.

Upon adoption of this ASU, the Company elected the following practical expedients:

•to not reassess, among other things, the historical lease classification, and
•to use hindsight to assess lease terms and impairment of the initial ROU asset.

The Company excludes leases with a term of 12 months or less from the recorded lease liability and ROU asset and accounts for lease and non-lease components (such as common area maintenance) separately. In order to calculate the lease liability, the Company used its incremental borrowing rate as the discount rate to determine the net present value of the lease liability. In determining the term of a lease, the Company included option renewal periods that it considered reasonably certain to be exercised.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company recognizes lease expense on a straight-line basis in the "Occupancy and equipment expenses" line item within the non-interest expense section of the Consolidated Statement of Income.
(l) Bank Owned Life Insurance

The Company has purchased bank-owned life insurance ("BOLI") as an investment vehicle, on certain current and former senior and executive officers, utilizing the earnings on BOLI to offset the cost of the Company's benefit plans. The cash surrender value carried on the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, amounted to $31.4 million and $30.8 million, respectively. There are no associated surrender charges under the outstanding policies.

Information on the Company's benefit plans is contained in Note 13, "Employee Benefit Plans," to the Company's consolidated financial statements of this Form 10-K, contained below.

(m) Impairment of Long-Lived Assets Other than Goodwill

The Company reviews long-lived assets, including premises, equipment, and lease right of use assets for impairment on an ongoing basis or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is recognized through a charge to earnings. Impairment losses on assets disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

(n) Goodwill

Goodwill carried on the Company's consolidated financial statements was $5.7 million at both December 31, 2020 and December 31, 2019. This asset is related to the Company's acquisition of two branch offices in July 2000.

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

The Company has the option to perform either (i) a qualitative assessment of whether it is "more likely than not" that the reporting unit's fair value is less than its book value, or (ii) a quantitative assessment.

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

At December 31, 2020, based on the Company's quantitative analysis, goodwill was deemed not impaired.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

    (o) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Wealth Management and Enterprise Wealth Services and commercial sweep products, totaled $1.00 billion and $916.6 million at December 31, 2020 and 2019, respectively. Securities and other property held in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets because they are not assets of the Company. See Item (q), "Revenue Recognition-ASC Topic 606," below in this Note 1, of this Form 10-K for information on the Company's accounting policies for wealth management fees.

(p) Derivatives and Hedging

The Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates.

For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), net of tax and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to cash flow hedge derivatives will be reclassified to interest expense as interest is incurred on the Company’s hedge liability or to interest income as interest is earned on the Company's hedge asset. See Note 11, "Comprehensive Income (Loss)," of this Form 10-K for additional information related to the cash flow hedges impact on the Company’s AOCI and Consolidated Statements of Income.

The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting. Back-to-Back swaps are not speculative; rather, the transactions result from a service the Company provides to certain commercial customers. As a result, the Company has designated its back-to-back swaps as economic hedges which are not subject to hedge accounting. Any changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings.

The Company records all derivatives on the balance sheet at fair value. Asset derivatives are included in the line item "Prepaid expenses and other assets," and liability derivatives are included in the "Accrued expenses and other liabilities" line item on the Consolidated Balance Sheets. In accordance with GAAP, the Company elects to measure the credit risk of its derivative financial instruments that are subject to master netting agreements by derivative type on a net basis by counterparty portfolio.

See Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements of this Form 10-K, contained below, for more information about the Company's back-back swaps and cash flow hedges.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At December 31, 2020 and 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

    (q) Revenue Recognition

While the majority of the Company's revenue is generated from contracts with customers, our primary sources of revenue, interest and dividend income (primarily loan interest income), are outside of the scope of ASC 606, "Revenue from Contracts with Customers," and are accounted for under other ASC topics. The core principles of this standard require an entity to recognize revenue to depict the transfer of goods and services to customers as performance obligations are satisfied.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The primary areas of income within the scope of ASC 606, wealth management fees and deposit and interchange fees, are components of non-interest income on the Company's Consolidated Statements of Income and are discussed below.

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

The following non-interest income components are not subject to ASC 606: income on BOLI, net gains/losses on investment securities, and net gains on sales of loans, and are covered under other ASC topics. The remaining revenue items in non-interest income are not material.

See Item (e), "Investments," Item (f), "Loans Held for Sale," and Item (g), "Loans," above in this Note 1, of this Form 10-K for additional accounting policies on revenue recognition related to income generated on investments, gains and losses on securities, net gains on loans held for sale, and loans.

(r) Stock-Based Compensation

The Company's consolidated financial statements include stock-based compensation expense for the portion of stock option awards and stock awards for which the requisite service has been rendered during the period or the estimate of achieving certain predefined performance objectives. The compensation expense has been recorded based on the estimated grant-date fair value of the stock option awards with no adjustment for estimated forfeitures, or in the case of stock awards, the market value of the common stock on the date of grant. Expense adjustments are made for actual forfeitures as they occur.

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

See Note 14, "Stock-Based Compensation," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information on the Company's stock-based compensation.

(s) Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, within the directives of the respective enacted tax legislation. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax expense or benefit attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes in the period that includes the enactment date.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2020 or December 31, 2019. The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2017 through 2020 tax years. In addition, the Company's state and federal income tax returns for the 2015 and 2016 tax years, respectively, are subject to income tax examination.

See also Note 15, "Income Taxes," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information about the Company's income taxes and deferred tax assets.

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

(u) Reporting Comprehensive Income

Comprehensive income is defined as all changes to stockholders' equity except investments by and distributions to stockholders. Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income. The Company's other comprehensive income components are the changes in fair value of debt securities, net of deferred income taxes, and for derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in fair value of cash flow hedges, net of income taxes. Pursuant to GAAP, the Company initially excludes the unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when circumstances warrant.

When debt securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "Non-interest income" subheading on the line item "Net gains (losses) on sales of available-for-sale debt securities" and the related income tax expense is included in the line item "Provision for income taxes," both of which are also detailed in Note 11, "Comprehensive Income (Loss)," of this Form 10-K.

For cash flow hedges of interest rate risk, the change in fair value will be reclassified in the same period during which the hedged transaction affects earnings, to either interest expense as interest is incurred on the Company's hedge liability, or to interest income as interest is earned on the Company's hedge asset. The reclassification of gain or loss on the derivatives are included on the Consolidated Statements of Income under "Interest income" or "Interest expense" line item and the related income tax expense is included in the line item "Provision for income taxes," both of which are also detailed in Note 11, "Comprehensive Income (Loss)," of this Form 10-K

See Note 11, "Comprehensive Income (Loss)," of this Form 10-K for additional information related to the reconciliation of changes in the components of other comprehensive income / loss and accumulated other comprehensive income / loss.

(v) Other Accounting Policies

The CARES Act allows certain financial institutions the option to delay the adoption CECL during the period

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

beginning on March 27, 2020 until the earlier of (i) the date on which the national emergency concerning the COVID-19 pandemic ("pandemic") declared under the National Emergencies Act terminates; or (i) December 31, 2020. The Consolidated Appropriations Act, which was signed into law on December 27, 2020, extended the period during which companies may delay the implementation of CECL until the earlier of (i) the first day of the fiscal year that begins after the national emergency termination date or (ii) January 1, 2022. In the first quarter of 2020, the Company elected to delay the adoption of CECL. See Item (w) "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements not yet adopted by the Company," below in this Note 1 for additional information on the Company’s adoption of CECL.

In addition, Section 4013 of the CARES Act provides the option for financial institutions to suspend troubled debt restructuring ("TDR") accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the earlier of (i) January 1, 2022 (as amended by the Consolidated Appropriations Act of 2021); or (ii) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company is suspending TDR accounting, which primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral related to the pandemic since March 1, 2020, as long as those loans were current and risk rated as “pass” as of December 31, 2020.

(w) Recent Accounting Pronouncements

The tables below summarize recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that were either recently adopted by the Company or have not yet been adopted. For pronouncements not yet adopted, the effective date listed below is in line with the required adoption date for public business entities, such as the Company, though certain accounting pronouncements may permit early adoption. For more detailed information regarding these pronouncements, refer to the FASB's ASU.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Accounting pronouncements adopted by the company

Standard/Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No. 2020-04. Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting Upon Issuance	The amendments in the provision are effective for a limited period and mainly address accounting and reporting challenges due to the transition from LIBOR on existing contracts. The optional expedients may be applied to loans, borrowings, leases, and derivatives. The standard 1) simplifies the accounting analyses for contract modifications and 2) simplifies the hedge effectiveness assessment and allows hedging relationships impacted by the LIBOR transition to continue.	This ASU was effective upon issuance and is applicable until December 31, 2022. The Company adopted this ASU prospectively and made certain optional elections related to its cash flow hedge relationships which did not materially impact our consolidated financial statements. The Company continues to assess the other implications and expedients under this standard, which allows for elections to be made at different time intervals, but does not expect that the ASU will have a material impact on the Company's consolidated financial statements, or results of operations.
ASU No. 2018-13, Fair Value Measurement (ASU Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement January 1, 2020	The amendments in this ASU modify the disclosure requirements related primarily to level 3 fair value measurements of the fair value hierarchy.	The adoption of ASU No. 2018-13 in January 2020 did not have a material impact on the Company's consolidated financial statements and results of operations because this ASU relates primarily to disclosure requirements and the dollar amounts of related assets held by the Company are immaterial.
ASU No.2018-15, Intangibles-Goodwill and Other- Internal-Use Software (ASU Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

January 1, 2020
	The major provision in the amendments in this ASU requires an entity to capitalize certain implementation costs incurred in a hosting arrangement that is a service contract in accordance with current GAAP for internal-use software and expense these costs over the term of the hosting arrangement. Additionally, these capitalized implementation costs are required to be reviewed for impairment in accordance with current GAAP for internal-use software. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.	The adoption of ASU No. 2018-15 in January 2020 did not have a material impact on the Company's consolidated financial statements and results of operations.
ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General
(ASU Subtopic 715-20) - Disclosure Framework- Changes to the Disclosure Requirements for Defined Benefit Plans

December 31, 2020
	The amendments in this ASU modify the disclosure requirements on defined benefit plans including requiring disclosures about significant gains and losses related to changes in the benefit obligation.	The adoption of ASU No. 2018-14 did not have a material impact on the Company's consolidated financial statements and results of operations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Accounting pronouncements not yet adopted by the Company

Standard/Anticipated Adoption Date	Description	Effect on Financial Statements or Other Significant Matters
ASU No. 2016-13, Financial Instruments - Credit Losses
(Topic 326): Measurement of Credit Losses on Financial Instruments

The earlier of (i) the date on which the national emergency concerning the pandemic declared by the National Emergencies Act terminates; or (ii) January 1, 2022.

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

Based on current regulatory guidance, as of the adoption date an entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the first day of the fiscal year of adoption (that is, a modified-retrospective approach).

In accordance with the CARES Act, and as amended by the Consolidated Appropriations Act of 2021, the Company elected to defer the adoption of this standard. The Company continues to monitor regulatory guidance related to this deferment.

As of December 31, 2020, the Company estimates adoption of CECL would have increased the total allowance for loan losses (credit losses under CECL), including the reserves for unfunded commitments, by $8 million to $10 million and increased the total allowance for credit losses to total loans ratio from 1.45% to a range of 1.70% to 1.80%.

The Company anticipates adopting CECL in 2021. Upon adoption, the estimated total increase in the allowance for credit losses net of taxes of approximately $6.0 million to $8.0 million will be recorded through retained earnings.

In April 2019, the regulatory banking agencies issued an interim final rule that allows banking institutions that implement CECL to delay for three years the estimated impact of CECL on regulatory capital. The Company is currently assessing its options at this time and will make its election when it adopts CECL.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(2)Investment Securities

As of December 31, 2020, and 2019, the investment portfolio was comprised primarily of debt securities, with a small portion of the portfolio invested in equity securities.

See also Item (d), "Restricted Cash and Investments" and Item (e), "Investments," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements of this Form 10-K, contained above, for further information regarding the accounting for the Company's investments portfolio and FHLB Stock. See Note 17, "Fair Value Measurements," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information regarding the Company's fair value measurements for investment securities.

Debt Securities

As of December 31, 2020, and 2019, all of the Company's debt securities were classified as available-for-sale and carried at fair value. The amortized cost and fair values of debt securities at December 31, 2020 and 2019 are summarized as follows:

	2020
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Residential federal agency MBS(1)	$209,923	$6,339	$287	$215,975
Commercial federal agency MBS(1)	102,468	7,726	—	110,194
Taxable municipal securities	135,117	9,293	3	144,407
Tax-exempt municipal securities	88,235	7,216	—	95,451
Corporate bonds	10,448	828	—	11,276
Subordinated corporate bonds	5,000	—	—	5,000
Total debt securities, at fair value	$551,191	$31,402	$290	$582,303

	2019
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$999	$5	$—	$1,004
Residential federal agency MBS(1)	190,392	2,599	333	192,658
Commercial federal agency MBS(1)	111,182	3,453	—	114,635
Taxable municipal securities	79,095	2,726	134	81,687
Tax-exempt municipal securities	95,342	4,696	—	100,038
Corporate bonds	13,826	485	—	14,311
CDs(2)	454	1	—	455
Total debt securities, at fair value	$491,290	$13,965	$467	$504,788
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

As of the dates reflected in the tables above, the majority of residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. agencies. The remaining MBS investments totaled $18.7 million, and $23.5 million at December 31, 2020 and 2019, respectively.

Net unrealized gains and losses on debt securities available-for-sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income (loss). The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall. Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

unrealized gains or losses on debt securities will also decline as the securities approach maturity. Unrealized losses on debt securities that are deemed OTTI are generally charged to earnings, as described further in Note 1, "Summary of Significant Accounting Policies," of this Form 10-K under Item (e), "Investments." Gains or losses will be recognized in the Consolidated Statement of Income if the debt securities are sold.
The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments, by the duration of their continuous unrealized loss positions at December 31, 2020 and 2019:

	2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$51,396	$284	$2,107	$3	$53,503	$287	10
Taxable municipal securities	1,997	3	—	—	1,997	3	4
Total temporarily impaired debt securities	$53,393	$287	$2,107	$3	$55,500	$290	14

	2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$36,464	$263	$5,060	$70	$41,524	$333	11
Taxable municipal securities	16,826	134	—	—	16,826	134	15
Total temporarily impaired debt securities	$53,290	$397	$5,060	$70	$58,350	$467	26

Management regularly reviews the portfolio for debt securities with unrealized losses that are other-than-temporarily impaired. During the years ended December 31, 2020 and 2019, the Company did not record any OTTI on its investments in debt securities and at December 31, 2020, management did not consider any debt securities to have OTTI.

The process for assessing investments for OTTI may vary depending on the type of debt security. In assessing the Company's investments in federal agency mortgage-backed securities and federal agency obligations, the contractual cash flows of these investments are guaranteed by the respective government sponsored enterprise (FHLMC, FNMA, FFCB, or FHLB) or wholly-owned government corporation (GNMA). Accordingly, the Company does not have the intent to sell any of the securities that are in an unrealized loss position and have concluded that it is not more likely than not that it will have to sell securities prior to forecasted recovery. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management, and to provide assistance in assessing the credit risk of those portfolios. At December 31, 2020, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies.

The contractual maturity distribution at December 31, 2020 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,044	$3,064
Due after one, but within five years	101,461	108,845
Due after five, but within ten years	173,137	187,404
Due after ten years	273,549	282,990
Total debt securities	$551,191	$582,303

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly,

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $127.0 million at December 31, 2020, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $577.3 million and $503.5 million at December 31, 2020 and 2019, respectively.

Sales of debt securities, for the years ended December 31, 2020, 2019, and 2018 are summarized as follows:

(Dollars in thousands)	2020	2019	2018
Amortized cost of debt securities sold(1)	$5,680	$11,621	$122,652
Gross realized gains on sales(2)	227	149	25
Gross realized losses on sales	—	(3)	(2,975)
Total proceeds from sales of debt securities	$5,907	$11,767	$119,702
__________________________________________
(1) Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.
(2) Immaterial amount of capital gain distributions realized from mutual funds included in 2018.

Tax-exempt interest earned on the municipal securities portfolio was $3.5 million for the year ended December 31, 2020, $3.8 million for the year ended December 31, 2019, and $4.5 million for the year ended December 31, 2018.

The average balance of tax-exempt investments was $91.0 million and $99.8 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Equity Securities

As of December 31, 2020, the Company held equity securities with a fair value of $746 thousand, compared to $467 thousand at December 31, 2019. At December 31, 2020, the equity portfolio consisted primarily of investments in common stock of individual entities in the financial services industry and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan. Also included in the equity portfolio were investments with a fair value of $476 thousand and $135 thousand at December 31, 2020 and December 31, 2019, respectively, held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities at December 31, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	2020	2019
Unrealized (losses) gains recognized during the reporting period on equity securities still held at year end	$(38)	$208
Less: Net (losses) gains realized on equity securities sold during the period	(11)	159
Net (losses) gains recognized during the period on equity securities	$(49)	$367

(3)    Loans

The Company specializes in lending to business entities, non-profit organizations, professional practices, and individuals. The Company's primary lending focus is on the development of high-quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies. Commercial loans may include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit. Consumer or "retail" loans include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

See also Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements of this Form 10-K, contained below, for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses. See Note 17, "Fair Value Measurements," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information regarding the Company's fair value measurements for loans, and Note 9, "Derivatives and Hedging Activities," to these consolidated financial statements of this Form 10-K, contained below, for information regarding interest-rate swap agreements related to certain commercial loans. For additional information on unadvanced loans and lines, commitments to originate loans, letters of credit and commitments to originate loans for sale or to sell loans see Note 10, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk" of this Form 10-K, contained below.

Loan Portfolio Classifications

Major classifications of loans at the periods indicated were as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Commercial real estate	$1,478,235	$1,394,179
Commercial and industrial	435,660	501,227
Commercial construction	373,309	317,477
SBA paycheck protection program	453,084	—
Total commercial loans	2,740,288	2,212,883
Residential mortgages	252,971	247,373
Home equity loans and lines	85,006	98,252
Consumer	8,981	10,054
Total retail loans	346,958	355,679
Gross loans	3,087,246	2,568,562
Deferred loan origination fees, net	(3,372)	(3,103)
Deferred paycheck protection program fees	(10,014)	—
Total loans	3,073,860	2,565,459

Allowance for loan losses	(44,565)	(33,614)
Net loans	$3,029,295	$2,531,845

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $77.1 million at December 31, 2020 and $104.3 million at December 31, 2019. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Related Party Loans

Certain of the Company's directors, officers, principal stockholders, and their associates are credit customers of the Company in the ordinary course of business. In addition, certain directors are also directors, trustees, officers or stockholders of corporations and non-profit entities or members of partnerships that are customers of the Bank and that enter into loan and other transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions are on such terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with persons who are not affiliated with the Bank and do not involve more than a normal risk of collectability or present other features unfavorable to the Bank.

As of December 31, 2020, and 2019, the outstanding loan balances to directors, officers, principal stockholders, and their associates were $48.7 million and $35.1 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $23.2 million and $32.1 million, as of December 31, 2020 and 2019, respectively. During 2020, new loans and net increases in loan

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

balances or lines of credit under existing commitments of $16.1 million were made and principal paydowns of $11.4 million were received. During 2019, new loans and net increases in loan balances or lines of credit under existing commitments of $23.8 million were made and principal paydowns of $3.7 million were received.

Paycheck Protection Program ("PPP")

The PPP was established by the CARES Act and implemented by the Small Business Administration ("SBA") with support from the Department of the Treasury. The PPP is a federally guaranteed, low-interest rate loan program designed to provide a direct incentive for small businesses to keep workers employed. Businesses may use PPP loan funds to pay payroll costs as well as to cover other eligible business expenses. In an effort to support our communities during the pandemic the Company began participating in the PPP in early April 2020, through the close of the application process in August 2020. PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. The PPP loans carry an interest rate of 1% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be 2 years or 5 years, depending on the date of origination. Payments are generally deferred until the date the lender receives the applicable forgiveness amount plus interest from the SBA. Borrowers may submit a loan forgiveness application any time before the maturity date of the loan. All qualifying PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. In the fourth quarter, the Company began to receive PPP loan forgiveness payments from the SBA and as of December 31, 2020, the Company had 2,633 PPP loans outstanding totaling $453.1 million.

In addition to generating interest income, the SBA pays lender’s fees for processing PPP loans. As of December 31, 2020, the Company had received $17.2 million in PPP related SBA fees and is accreting these fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the year ended December 31, 2020, the Company has recognized $7.2 million in PPP related SBA fees through accretion. The majority of the remaining $10.0 million in fees are expected to be recognized as the PPP loans are forgiven, which we expect to occur over the next several quarters.

Management believes the SBA PPP portfolio to be of minimal credit risk, the average loan size was approximately $180 thousand, and Management expects that, based on its due diligence at origination and in the forgiveness application process, the majority of balances will be forgiven, with any remaining balance guaranteed by the SBA. Management has segmented the PPP portfolio as a group of loans with similar risk characteristics in its assessment for loan losses.

Loans serviced for others

At December 31, 2020 and 2019, the Company was servicing residential mortgage loans owned by investors amounting to $13.7 million and $15.7 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $65.3 million and $80.2 million at December 31, 2020 and 2019, respectively. See the discussion above under the heading "Loan Portfolio Classifications" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Commercial real estate	$195,936	$246,865
Residential mortgages	233,050	231,028
Home equity	5,971	7,676
Total loans pledged to FHLB	$434,957	$485,569

Tax-Exempt Interest

Tax-exempt interest earned on qualified commercial loans was $2.0 million for the year ended December 31, 2020, $2.1 million for the year ended December 31, 2019, and $2.3 million for the year ended and December 31, 2018.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Average tax-exempt loan balances were $58.0 million and $59.2 million for the years ended December 31, 2020 and 2019, respectively.

See also Note 4, "Allowance for Loan Losses," to the Company's consolidated financial statements of this Form 10-K, contained below, for information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses. See Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements of this Form 10-K, contained below, for information regarding interest-rate swap agreements related to certain commercial loans, and see Note 17, "Fair Value Measurements," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information regarding the Company's fair value measurements for loans.
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

Specific Reserves for loans individually evaluated for impairment

When a loan is deemed to be impaired, management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

I.Non-adversely classified loans by credit type:

Management has established the modified historic loss factor for non-adversely classified loan segments by first calculating net charge-offs over a period of time, divided by the average loan balance over that same period. The time period utilized equates to the estimated loss emergence period for each loan segment. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.). These historic loss factors are then adjusted up or down based on management's assessment of current qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the segment's historical loss experience. These key qualitative factors include the following broad categories:

•Several key areas of expansion and growth, including geographic market, changes in lending staff, new or expanded product lines, changes in composition and portfolio concentrations;
•Changes in the credit trend and current volume and severity of past due loans, non-accrual loans and the severity of adversely classified and impaired loans compared to historical levels; and
•The current economic environment and conditions (local, state, and national) and their general implications to each loan category.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2020 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$35,915	$1,442,320	$1,478,235
Commercial and industrial	8,409	427,251	435,660
Commercial construction	2,999	370,310	373,309
SBA paycheck protection program	—	453,084	453,084
Residential mortgages	596	252,375	252,971
Home equity	381	84,625	85,006
Consumer	18	8,963	8,981
Total gross loans	$48,318	$3,038,928	$3,087,246

The balances of loans as of December 31, 2019 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Gross Loans
Commercial real estate	$17,515	$1,376,664	$1,394,179
Commercial and industrial	9,332	491,895	501,227
Commercial construction	3,347	314,130	317,477
Residential mortgages	1,229	246,144	247,373
Home equity	411	97,841	98,252
Consumer	44	10,010	10,054
Total gross loans	$31,878	$2,536,684	$2,568,562

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	December 31, 2020
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$40,088	$197	$—	$1,437,950	$1,478,235
Commercial and industrial	7,901	2,293	—	425,466	435,660
Commercial construction	3,501	—	—	369,808	373,309
SBA paycheck protection program	—	—	—	453,084	453,084
Residential mortgages	474	—	—	252,497	252,971
Home equity	381	—	—	84,625	85,006
Consumer	41	—	—	8,940	8,981
Total gross loans	$52,386	$2,490	$—	$3,032,370	$3,087,246

	December 31, 2019
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$16,664	$—	$—	$1,377,515	$1,394,179
Commercial and industrial	10,900	2,370	—	487,957	501,227
Commercial construction	4,836	—	—	312,641	317,477
Residential mortgages	1,825	—	—	245,548	247,373
Home equity	455	—	—	97,797	98,252
Consumer	69	3	—	9,982	10,054
Total gross loans	$34,749	$2,373	$—	$2,531,440	$2,568,562

Total adversely classified loans amounted to 1.79% of total loans at December 31, 2020, compared to 1.45% at December 31, 2019.

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

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at December 31, 2020
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$6,105	$499	$5,592	$12,196	$1,466,039	$1,478,235	$29,680
Commercial and industrial	417	13	607	1,037	434,623	435,660	4,574
Commercial construction	13,466	—	1,351	14,817	358,492	373,309	2,999
SBA paycheck protection program	—	—	—	—	453,084	453,084	—
Residential mortgages	890	—	290	1,180	251,791	252,971	414
Home equity	—	—	255	255	84,751	85,006	381
Consumer	2	1	—	3	8,978	8,981	2
Total loans	$20,880	$513	$8,095	$29,488	$3,057,758	$3,087,246	$38,050

	Balance at December 31, 2019
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$1,469	$3,914	$4,158	$9,541	$1,384,638	$1,394,179	$8,280
Commercial and industrial	576	1,034	265	1,875	499,352	501,227	3,285
Commercial construction	576	3,325	1,735	5,636	311,841	317,477	1,735
Residential mortgages	700	283	623	1,606	245,767	247,373	411
Home equity	645	—	169	814	97,438	98,252	1,040
Consumer	12	—	6	18	10,036	10,054	20
Total gross loans	$3,978	$8,556	$6,956	$19,490	$2,549,072	$2,568,562	$14,771

At December 31, 2020 and December 31, 2019, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $137 thousand at December 31, 2020 and $84 thousand at December 31, 2019. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 1.24% and 0.58% at December 31, 2020 and December 31, 2019, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2020, additional funding commitments for non-accrual loans were not material.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2020	2019	2018
Income that would have been recognized if non-accrual loans had been current	$1,946	$1,893	$2,106
Less income recognized	472	244	833
Reduction in interest income	$1,474	$1,649	$1,273

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

The carrying value of impaired loans amounted to $48.3 million and $31.9 million at December 31, 2020 and December 31, 2019, respectively. Total accruing impaired loans amounted to $10.3 million and $17.1 million at December 31, 2020 and December 31, 2019, respectively, while non-accrual impaired loans amounted to $38.0 million and $14.8 million as of December 31, 2020 and December 31, 2019, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the dates indicated:

	Balance at December 31, 2020
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$37,184	$35,915	$14,728	$21,187	$3,454
Commercial and industrial	10,628	8,409	4,696	3,713	2,713
Commercial construction	3,668	2,999	2,999	—	—
SBA paycheck protection program	—	—	—	—	—
Residential mortgages	699	596	596	—	—
Home equity	539	381	381	—	—
Consumer	18	18	—	18	18
Total	$52,736	$48,318	$23,400	$24,918	$6,185

	Balance at December 31, 2019
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$18,537	$17,515	$17,129	$386	$31
Commercial and industrial	11,455	9,332	7,405	1,927	974
Commercial construction	3,359	3,347	3,347	—	—
Residential mortgages	1,331	1,229	1,229	—	—
Home equity	607	411	411	—	—
Consumer	44	44	—	44	44
Total	$35,333	$31,878	$29,521	$2,357	$1,049

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the year ends indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Average recorded investment	Interest income (loss) recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$19,606	$138	$17,033	$509	$13,971	$385
Commercial and industrial	8,639	168	11,135	385	11,801	373
Commercial construction	5,991	22	2,158	81	1,691	93
SBA paycheck protection program	—	—	—	—	—	—
Residential mortgages	854	8	1,024	18	644	—
Home equity	410	(1)	447	—	498	—
Consumer	36	2	28	—	56	—
Total	$35,536	$337	$31,825	$993	$28,661	$851

All payments received on impaired loans in non-accrual status are applied to principal. Interest income that was not recognized on loans that were deemed impaired as of December 31, 2020, 2019 and 2018, amounted to $1.4 million, $1.0 million, and $1.1 million, respectively. At December 31, 2020, additional funding commitments for impaired loans was not material. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Section 4013 of the CARES Act provides financial institutions the option to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a TDR for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022 (as amended by the Consolidated Appropriations Act of 2021). A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP should not be required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

In the first quarter of 2020, the Company, in accordance with the provisions of the CARES Act, suspended TDR accounting for certain short-term loan modifications. This election primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020 as long as those loans were current and risk rated as “pass” as of December 31, 2019.

Total TDR loans, included in the impaired loan balances above, as of December 31, 2020 and December 31, 2019, were $17.7 million and $21.1 million, respectively. TDR loans on accrual status amounted to $10.3 million and $17.1 million at December 31, 2020 and December 31, 2019, respectively. TDR loans included in non-performing loans amounted to $7.5 million and $4.0 million at December 31, 2020 and December 31, 2019, respectively. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At December 31, 2020, additional funding commitments for TDR loans was not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans modified as TDRs during the years indicated, by portfolio classification, are detailed below:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$1,858	$1,838	3	$2,047	$1,620
Commercial and industrial	5	976	344	11	505	319
Commercial construction	6	4,754	2,765	—	—	—
SBA paycheck protection program	—	—	—	—	—	—
Residential mortgages	—	—	—	1	315	311
Home equity	1	167	167	—	—	—
Consumer	1	1	—	3	34	31
Total	16	$7,756	$5,114	18	$2,901	$2,281

There were $1.1 million in subsequent charge-offs of new TDRs noted in the table above during 2020. In 2019, there were no subsequent charge-offs of new TDRs.

Interest payments received on non-accruing 2020 and 2019 TDR loans which were applied to principal and not recognized as interest income were not material.

Payment defaults by portfolio classification, during the years indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	3	$1,838	1	$1,400
Commercial and industrial	2	172	3	79
Commercial construction	4	1,798	—	—
Residential mortgages	—	—	1	311
Home equity	1	168	—	—
Consumer	—	—	1	4
Total	10	$3,976	6	$1,794

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Number of restructurings	Amount	Number of restructurings	Amount
Extended maturity date	2	$150	—	$—
Temporary payment reduction and payment re-amortization of remaining principal over extended term	10	3,316	10	112
Temporary interest-only payment plan	—	—	4	400
Forbearance of post default rights	4	1,648
Other payment concessions	—	—	4	1,769
Total	16	$5,114	18	$2,281
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$386		$320

See "Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," within the "Loans" section under the headings "Credit Risk" and "Allowance for Loan Losses" of this Form 10-K for additional information about changes in the Company's credit quality indicators since December 31, 2019.

Allowance for loan loss activity

    Allowance for loan losses on loans

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $44.6 million at December 31, 2020, compared to $33.6 million at December 31, 2019. The allowance for loan losses to total loans ratio was 1.45% at December 31, 2020, compared to 1.31% at December 31, 2019. Based on management's judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2020.

Changes in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

(Dollars in thousands)	2020	2019	2018
Balance at beginning of year	$33,614	$33,849	$32,915
Provision	12,499	1,180	2,250
Recoveries	346	778	431
Less: Charge-offs	1,894	2,193	1,747
Balance at end of year	$44,565	$33,614	$33,849

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Changes in the allowance for loan losses by portfolio classification for the year ended December 31, 2020 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision	8,417	683	3,280	335	(114)	(102)	12,499
Recoveries	—	265	—	—	45	36	346
Less: Charge-offs	—	561	1,300	—	—	33	1,894
Ending Balance	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565

Ending allowance balance:
Allocated to loans individually evaluated for impairment	$3,454	$2,713	$—	$—	$—	$18	$6,185
Allocated to loans collectively evaluated for impairment	$23,301	$6,803	$6,129	$1,530	$467	$150	$38,380

Changes in the allowance for loan losses by portfolio classification for the year ended December 31, 2019 are presented below:

(Dollars in thousands)	Commercial Real Estate	Cmml and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance	$18,014	$10,493	$3,307	$1,160	$629	$246	$33,849
Provision	324	(29)	842	35	(102)	110	1,180
Recoveries	—	734	—	—	9	35	778
Less: Charge-offs	—	2,069	—	—	—	124	2,193
Ending Balance	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614

Ending allowance balance:
Allocated to loans individually evaluated for impairment	$31	$974	$—	$—	$—	$44	$1,049
Allocated to loans collectively evaluated for impairment	$18,307	$8,155	$4,149	$1,195	$536	$223	$32,565

Other real estate owned ("OREO")

The Company carried no OREO at December 31, 2020 or December 31, 2019. During the year ended December 31, 2020, there were no additions or sales of OREO. During the year ended December 31, 2019, there was one addition to and subsequent sale of OREO. For the years ended December 31, 2020, 2019 and 2018, there were no write downs of OREO.

At both December 31, 2020 and December 31, 2019, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(5) Premises and Equipment

Premises and equipment at December 31, 2020 and 2019 are summarized as follows:

(Dollars in thousands)	2020	2019
Land and land improvements	$9,090	$8,435
Bank premises and leasehold improvements	51,312	48,184
Computer software and equipment	13,953	12,652
Furniture, fixtures, and equipment	22,743	21,406
Total premises and equipment, before accumulated depreciation	97,098	90,677

Less accumulated depreciation	(50,390)	(45,258)
Total premises and equipment, net of accumulated depreciation	$46,708	$45,419

Total depreciation expense related to premises and equipment amounted to $5.4 million for the years ended December 31, 2020, and $4.7 million for the both the years ended December 31, 2019 and 2018, respectively.

(6)    Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12-months or less and immaterial equipment leases have been excluded. As of December 31, 2020, the Company had 15 active operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Lease expenses for the years ended December 31, 2020 and 2019 were $1.3 million and $1.4 million, respectively. Variable lease costs and short-term lease expenses included in lease expense during this period were immaterial.

Prior to adoption of ASU No. 2016-02, "Leases (Topic 842)," total rent expense was $1.4 million for the year ended December 31, 2018.

The weighted average remaining lease term for operating leases at December 31, 2020 and 2019 was 26.6 years and 27.3 years, respectively. The weighted average discount rate was 3.80% and 3.79% at December 31, 2020 and 2019, respectively.

    At December 31, 2020, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2021	$1,242
2022	1,245
2023	1,252
2024	1,255
2025	1,255
Thereafter	22,088
Total lease payments	$28,337
Less: Imputed interest	10,798
Total lease liability	$17,539

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

During the fourth quarter of 2020, the Company amended one of its lease agreements to relocate a branch within the same building and entered into a new lease agreement for its 27th branch location; both of these transactions are expected to commence in 2021 and are not included in the tables above.

See also Item (k), "Leases," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements of this Form 10-K, contained above, for further information regarding the accounting for the Company's leases.
(7)Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2020	2019
Non-interest checking	$1,164,908	$794,583
Interest-bearing checking	599,630	467,988
Savings	256,347	203,236
Money market	1,210,414	1,009,972
CDs $250,000 or less	176,895	220,751
CDs greater than $250,000	68,074	90,200
Total customer deposits	3,476,268	2,786,730
Brokered deposits(1)	74,995	—
Total deposits	$3,551,263	$2,786,730
__________________________________________
(1) Brokered CDs which are individually $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $508.4 million and $419.7 million at December 31, 2020 and December 31, 2019, respectively.

The aggregate amounts of overdrawn deposits that have been reclassified as loan balances were $330 thousand and $348 thousand at December 31, 2020 and 2019, respectively.

The following table shows the scheduled maturities of CDs (December 31, 2020 includes brokered CDs with weighted average remaining lives of less than six months):

(Dollars in thousands)	2020	2019
Due in less than twelve months	$265,833	$229,616
Due in over one year through two years	37,908	69,357
Due in over two years through three years	12,305	8,847
Due in over three years through four years	3,365	2,101
Due in over four years through five years	515	806
Due in over five years	38	224
Total CDs	$319,964	$310,951

See also Note 17, "Fair Value Measurements," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information regarding the Company's fair value measurements for deposits.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(8)Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, for the years indicated are summarized as follows:

	2020		2019		2018
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Borrowed funds	$4,774	0.30%	$96,173	1.86%	$100,492	2.67%
Subordinated debt	73,744	5.69%	14,872	6.22%	14,860	6.23%
Total borrowed funds and subordinated debt	$78,518	5.36%	$111,045	2.44%	$115,352	3.13%

At December 31, 2020, 2019, and 2018, borrowed funds were comprised solely of FHLB borrowings.

The contractual maturity distribution as of December 31, 2020, of borrowed funds with the weighted average cost for each category is set forth below:

	2020		2019		2018
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Overnight	$—	—%	$92,000	1.85%	$100,000	2.68%
Within 12 months	4,316	0.33%	3,697	2.22%	—	—%
Over 5 years	458	—%	476	—%	492	—%

At December 31, 2020 and December 31, 2019, the FHLB borrowings, excluding overnight advances, were related to specific lending projects under the FHLB's community development program.

Maximum FHLB and other borrowings outstanding at any month end during 2020, 2019, and 2018 were $96.2 million, $96.2 million, and $100.5 million, respectively.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated:

	Year ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$35,762	1.65%	$15,885	2.42%	$22,250	1.72%
FRB PPPLF advances	4,703	0.35%	—	—%	—	—%
Other borrowings	14	1.07%	55	2.64%	—	—%
Total borrowed funds	$40,479	1.50%	$15,940	2.42%	$22,250	1.72%

The Company's primary borrowing source is the FHLB, however the Company may choose to borrow from other established business partners. "Other borrowings" represents overnight advances from the FRB Discount Window or federal funds purchased from correspondent banks, advanced as part of our annual test of these external funding facilities.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company's investment portfolio not otherwise pledged and certain residential and commercial real estate loans. At December 31, 2020, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $500.0 million. In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window up to approximately $215.0 million at December 31, 2020. The Bank also has pre-approved borrowing arrangements with large correspondent banks to provide overnight and short-term borrowing capacity. In April 2020, the Company established access to the FRB's PPPLF, which provides funding secured by the pledge of PPP loans. Advances issued under the PPPLF are non-recourse. The amount and term of an

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

advance matches the amount and remaining term of the PPP loans pledged. The Bank had the ability to borrow up to approximately $453.1 million under the PPPLF at December 31, 2020, in addition to the Discount Window capacity noted above.

The Company had outstanding subordinated debt of $73.7 million, net of deferred issuance costs, at December 31, 2020, and $14.9 million at both December 31, 2019 and December 31, 2018.

On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate, 10 year subordinated notes (the "2020 Notes"). In January 2015, the Company issued $15.0 million of fixed-to-floating rate, 15 year subordinated notes ("the 2015 Notes"). The Notes are intended to qualify as Tier 2 capital for regulatory purposes

The 2015 Notes mature on January 30, 2030 (the "Maturity Date") and are currently callable by the Company at a premium, subject to regulatory approval, and at par beginning January 30, 2025. The 2015 Notes pay interest at a fixed rate of 6.00% per annum through January 30, 2025, after which floating monthly rates apply. Original debt issuance costs of $190 thousand have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

The 2020 Notes mature on July 15, 2030 and are callable at the Company's option on or after July 15, 2025. The 2020 Notes pay interest at a fixed rate of 5.25% per annum through October 15, 2025, after which floating quarterly rates apply. Original debt issuance costs were $1.2 million and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the Notes.

See also Note 17, "Fair Value Measurements," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information regarding the Company's fair value measurements for borrowed funds and subordinated debt.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(9)Derivatives and Hedging Activities

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of December 31, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$2,814
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$2,814

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$38,027	$2,286	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	38,027	2,286
Total back-to-back interest-rate swaps	$38,027	$2,286	$38,027	$2,286

	December 31, 2019
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$10,502	$438	$12,273	$187
Interest-rate contracts - pay fixed, receive floating	12,273	187	10,502	438
Total back-to-back interest-rate swaps	$22,775	$625	$22,775	$625
__________________________________________
(1)    Accrued interest balances related to the Company’s interest rate swaps are not included in the fair values above and are immaterial.
(2)    The assets and liabilities related to the pay fixed, receive floating interest-rate contracts are subject to a master netting agreement and are presented net in the Consolidated Balance Sheet.
The Company had no derivative fair value hedges at either December 31, 2020 or December 31, 2019.

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

The Company’s objectives in using these interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with short-term wholesale funding. Each swap has a notional value of $25.0 million with respective maturities of three years, four years and five years. At December 31, 2020, these interest rate swaps are designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In relation to the Company's cash flow hedges, the Company estimates that an additional $971 thousand (pre-tax) will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

Back-to-Back swaps

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into equal and opposite interest-rate swap with a swap

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

counterparty. The transaction structure effectively minimizes the Bank's net interest rate risk exposure resulting from such transactions and allows commercial banking customers that have entered into customer interest-rate swap agreements to convert a floating-rate loan payment to a fixed-rate payment. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate-swap agreement to the customer's underlying collateral.

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 10 interest-rate swaps outstanding at both December 31, 2020 and December 31, 2019. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the years ended December 31, 2020, December 31, 2019, or December 31, 2018.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. At December 31, 2020, all of the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheet. The table below presents the Company's liability derivative positions and the potential effect of those netting arrangements on its financial position, as of the period presented.

	As of December 31, 2019
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Liability Derivatives
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

The Company has one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at December 31, 2020. The Company had no credit risk exposure at either December 31, 2020 or December 31, 2019 relating to interest-rate swaps with counterparties. When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheet. If the Company posts collateral, the cash is restricted, it is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheet. The Company posted cash collateral of $5.3 million and $850 thousand at December 31, 2020 and December 31, 2019, respectively.

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of December 31, 2020, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $5.1 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at December 31, 2020 as noted above.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan. At both December 31, 2020 and December 31, 2019, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At December 31, 2020, management considers the risk of material swap loss exposure related to this participation loan to be unlikely based the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

See also Note 10, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information on the Company's commitments and contingencies.

(10)Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

Financial instruments with off-balance sheet credit risk at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
Commitments to originate loans	$22,957	$25,930
Commitments to originate residential mortgages loans for sale	3,121	1,095
Commitments to sell residential mortgage loans	3,493	1,696
Letters of credit	28,038	25,284
Unadvanced portions of commercial real estate loans	14,935	20,486
Unadvanced portions of commercial loans and lines	530,525	472,419
Unadvanced portions of construction loans (commercial & residential)	228,309	294,744
Unadvanced portions of home equity lines	118,686	113,387
Unadvanced portions of consumer loans	4,269	4,209

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

(11)Comprehensive Income (Loss)
The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year ended December 31, 2020			Year ended December 31, 2019
(Dollars in thousands)	Pre-Tax	Tax (Expense) Benefit	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$17,841	$(3,958)	$13,883	$15,330	$(3,422)	$11,908
Less: net security gains reclassified into non-interest income	227	(50)	177	146	(32)	114
Net change in fair value of debt securities	17,614	(3,908)	13,706	15,184	(3,390)	11,794

Change in fair value of cash flow hedges	(3,328)	935	(2,393)	—	—	—
Less: net cash flow hedges losses reclassified into interest expense	(514)	144	(370)	—	—	—
Net change in fair value of cash flow hedges	(2,814)	791	(2,023)	—	—	—

Total other comprehensive income (loss), net	$14,800	$(3,117)	$11,683	$15,184	$(3,390)	$11,794

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Year ended December 31, 2020			Year ended December 31, 2019
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains (losses) on debt securities	Unrealized gains (losses) on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$10,510	$—	$10,510	$(1,284)	$—	$(1,284)
Total other comprehensive income (loss), net	13,706	(2,023)	11,683	11,794	—	11,794
Accumulated other comprehensive income - ending balance	$24,216	$(2,023)	$22,193	$10,510	$—	$10,510

(12)Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of December 31, 2020 had 11,937,795 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-K.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 116,174 shares and 102,056 shares as of December 31, 2020 and December 31, 2019, respectively. See Item (t), "Earnings per Share," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements of this Form 10-K, contained above, and Note 16, "Earnings per Share," to the Company's consolidated financial statements of this Form 10-K, contained below, for additional information regarding unvested participating restricted awards and the Company's earnings per share calculation.

Upon vesting, restricted stock awards may be net settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. In accordance with Massachusetts law, shares reacquired by the Company will be treated as authorized but unissued shares.

The Company's stock incentive plans also allow for newly issued shares of common stock to be issued without restrictions to officers and other employees, non-employee directors and consultants. From time to time, the Company issues shares to community members for consulting on regional advisory councils and grants shares of fully vested stock as employee anniversary awards. These shares vest immediately and the cost, which is based on the market price on the date of grant and deemed to be immaterial, is expensed in the period in which the services are rendered. See Note 14, "Stock-Based Compensation," to the Company's consolidated financial statements of this Form 10-K, contained below, for additional information regarding the Company's stock incentive plans.

In addition, the Company maintains a dividend reinvestment and direct stock purchase plan ("DRSPP") which enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. During the years ended December 31, 2020, 2019, and 2018, the direct purchase component of the DRSPP was used by stockholders to purchase 1,869, 1,609 and 2,652 shares of the Company's common stock totaling $44 thousand, $48 thousand, and $94 thousand, respectively. See "Dividends" below for further information about the dividend reinvestment portion of the DRSPP.

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

Management believes, as of December 31, 2020, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2020, and December 31, 2019, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate subordinated notes, that are due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025. The Notes are intended to qualify as Tier 2 capital for regulatory purposes for the Company. In September 2020, the Company invested $53.0 million of the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

net proceeds from the issuance into Capital at the Bank.

The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2020 and December 31, 2019 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
The Company
Total Capital to risk-weighted assets ("RWA")	$415,999	14.62%	$227,631	8.00%	N/A	N/A
Tier 1 Capital to RWA	306,577	10.77%	170,723	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	306,577	7.52%	163,127	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	306,577	10.77%	128,042	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$413,862	14.55%	$227,631	8.00%	$284,538	10.00%
Tier 1 Capital to RWA	378,184	13.29%	170,723	6.00%	227,631	8.00%
Tier 1 Capital to AA, Leverage Ratio	378,184	9.27%	163,127	4.00%	203,909	5.00%
Common Equity Tier 1 Capital to RWA	378,184	13.29%	128,042	4.50%	184,950	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
The Company
Total Capital to RWA	$328,961	11.88%	$221,435	8.00%	N/A	N/A
Tier 1 Capital to RWA	280,475	10.13%	166,077	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	280,475	8.86%	126,661	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	280,475	10.13%	124,557	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$328,489	11.87%	$221,435	8.00%	$276,794	10.00%
Tier 1 Capital to RWA	294,875	10.65%	166,077	6.00%	221,435	8.00%
Tier 1 Capital to AA, Leverage Ratio	294,875	9.31%	126,661	4.00%	158,326	5.00%
Common Equity Tier 1 Capital to RWA	294,875	10.65%	124,557	4.50%	179,916	6.50%
__________________________________________
(1)    Before application of the capital conservation buffer of 2.50% as of December 31, 2020 and December 31, 2019. See discussion below.
(2)    For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.
The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement, which had a phase in implementation period, was fully implemented on January 1, 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2020.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank with the capital conversation buffer are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
Total Capital to RWA	8.00%	2.50%	10.50%
Tier 1 Capital to RWA	6.00%	2.50%	8.50%
Tier 1 Capital to AA, or Leverage Ratio	4.00%	—%	4.00%
Common equity tier 1 capital to RWA	4.50%	2.50%	7.00%

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

For the year ended December 31, 2020, the Company declared $8.3 million in cash dividends and stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 50,506 shares of the Company's common stock totaling $1.2 million. In 2019, the Company declared $7.5 million in cash dividends and stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 39,176 shares of the Company's common stock totaling $1.2 million. In 2018, the Company declared $6.8 million in cash dividends and stockholders utilized the dividend reinvestment portion of the DRSPP to purchase 37,999 shares of the Company's common stock totaling $1.3 million. See "Shares Authorized and Share Issuance" above in this Note 12 of this Form 10-K for more information on the DRSPP, including the direct stock purchase component of the plan.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(13)Employee Benefit Plans

Defined Contribution Plans

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of an employee's contribution, as determined by the Compensation and Human Resources Committee of the Board of Directors, is matched by the Company. In 2020, 2019, and 2018 the Company's percentage match was 70% up to the first 6% contributed by the employee.

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

The Company's expense for the 401(k) plan match was $1.6 million, $1.5 million, and $1.3 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

Additionally, on December 11, 2018, the Board approved and adopted the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan. The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of management employees. Total expenses for the deferred compensation plan were $249 thousand and $322 thousand for the years ended December 31, 2020 and 2019, respectively.

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

The amounts charged to expense for the SERP are included in the table below. The Company anticipates accruing an additional $60 thousand to the SERP for the year ending December 31, 2021.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,064	$2,174	$2,372
Net periodic benefit cost:
Interest cost	61	84	110
Actuarial loss (gain)	74	82	(32)
Net periodic benefit costs	$135	$166	$78

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$1,923	$2,064	$2,174

Funded status:
Accrued liability as of December 31	$(1,923)	$(2,064)	$(2,174)

Discount rate used for benefit obligation(1)	3.25%	4.00%	4.75%
__________________________________________
(1)Management utilizes the Moody's 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

 SERP benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2021	$276
2022	276
2023	276
2024	276
2025	276
2026-2030	835

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the post-retirement supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,424	$2,084	$2,032
Net periodic benefit cost:
Service cost	(21)	(16)	(13)
Interest cost	131	95	94
Actuarial loss (gain)	97	261	(29)
Total net period cost	$207	$340	$52

Benefit obligation at end of year	$2,631	$2,424	$2,084

Funded status:
Accrued liability as of December 31	$(2,631)	$(2,424)	$(2,084)

Discount rate used for benefit obligation(1)	3.25%	4.00%	4.75%
__________________________________________
(1)    Management utilizes the Moody's 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for supplemental life insurance are included in the table above. The Company anticipates accruing an additional $63 thousand to the plan for the year ending December 31, 2021.

See also Note 14, "Stock-Based Compensation," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(14)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended. The 2016 plan permits the Board to grant, under various terms, common stock, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors, and consultants. Option exercises and restricted stock vesting may be net exercised or net settled to cover option costs and employee tax obligations under the terms of the respective plan. As of December 31, 2020, 183,561 common shares remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired plan remain outstanding and may be exercised through 2028.
The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses. Total stock-based compensation expense was $1.9 million for both the years ended December 31, 2020 and 2019 and $1.8 million for the year ended December 31, 2018. The total tax benefit recognized related to the stock-based compensation expense was $535 thousand, $526 thousand, and $519 thousand for the years ended 2020, 2019 and 2018, respectively.
A tax expense associated with employee exercises and vesting of stock compensation of approximately $25 thousand was recorded for the year ended December 31, 2020, compared with tax benefits, which were recorded as reductions of the Company's income tax expense, of $137 thousand and $302 thousand for the years ended December 31, 2019 and December 31, 2018, respectively. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

market price of the Company's stock in comparison to the compensation cost recognized in the Company's consolidated financial statements.

Stock Option Awards

Stock options granted generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards. Vested stock options are only exercisable while the employee remains employed with the Company and for a limited time thereafter. For all awards, if a grantee's employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested at the time of such termination generally must be forfeited, unless the Compensation and Human Resources Committee or the Board, as the case may be, waives such forfeiture requirement.

Under the terms of the plans, stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than 10 years. Any shares of common stock reserved for issuance pursuant to stock options granted under the plans that are returned to the Company unexercised shall remain available for issuance under such plan, while the plan is effective. For participants owning 10% or more of the Company's outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant and may not have an expiration term of more than five years.

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

The table below provides a summary of the stock options granted, including the weighted average fair value, the fair value as a percentage of the market value of the underlying stock at the date of grant and the average assumptions used in the model for the years indicated:

Stock Option Awards	2020	2019	2018
Stock options granted	24,208	23,218	14,755
Term in years	10	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	37%	33%	37%
Expected dividend yield	3.43%	2.75%	2.10%
Expected life in years	6.5	6.5	6.5
Risk-free interest rate	1.02%	2.58%	2.86%
Weighted average market price on date of grants	$28.22	$29.84	$34.33
Per share weighted average fair value	$8.41	$8.70	$11.98
Fair value as a percentage of market value at grant date	30%	29%	35%
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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Stock option transactions during the year ended December 31, 2020 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2019	159,372	$23.45	5.8	$1,667
Granted	24,208	28.22
Exercised	1,166	20.19
Forfeited/Expired	1,112	29.51
Outstanding December 31, 2020	181,302	$24.07	5.3	$627

Vested and Exercisable at December 31, 2020	122,058	$21.30	3.9	$627

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company's common stock on December 31, 2020 and the exercise price, multiplied by the number of stock options outstanding. The intrinsic value will change based on the fair market value of the Company's common stock. If the closing price was less than the exercise price of the stock option, no intrinsic value was assigned to the grant. The intrinsic value of stock options vested and exercisable represents the total pretax intrinsic value that would have been received by the stock option holders had all in-the-money vested stock option holders exercised their options on December 31, 2020. At December 31, 2020, 105,866 of the vested and exercisable stock options were in-the money.

Cash received from stock option exercises was $21 thousand, $185 thousand, and $308 thousand in 2020, 2019 and 2018, respectively. The total intrinsic value of stock options exercised was $8 thousand, $659 thousand, and $452 thousand in 2020, 2019 and 2018, respectively. There was no cash paid by the Company for the net settlement of stock options to cover employee tax obligations in 2020, compared with $157 thousand, and $39 thousand in 2019 and 2018, respectively.

Stock option activity during the year ended December 31, 2020 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2019	59,139	$9.64
Granted	24,208	8.41
Vested	23,112	9.33
Forfeited	991	9.29
Unvested December 31, 2020	59,244	$9.27

The total fair value of stock options vested (based on grant date fair value) during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $216 thousand, $187 thousand, and $236 thousand, respectively.

Compensation expense recognized in association with the stock option awards amounted to $190 thousand for both the years ended 2020 and 2019 and was $200 thousand in 2018. The total tax benefit recognized related to the stock option expense was $53 thousand, $54 thousand, and $56 thousand for the years ended 2020, 2019, and 2018, respectively.

As of December 31, 2020, there was $324 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.5 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The table below provides a summary of restricted stock awards granted during the years indicated:

Restricted Stock Awards (number of underlying shares)	2020	2019	2018
Two-year vesting	8,295	8,368	7,280
Four-year vesting	26,015	22,403	16,666
Performance-based vesting	25,001	24,427	20,559
Total restricted stock awards	59,311	55,198	44,505

Weighted average grant date fair value	$28.22	$29.84	$34.33

If a grantee's employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation and Human Resources Committee or the Board, as the case may be, waives such forfeiture requirement.

The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding.

Upon vesting, restricted stock awards may be net settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. In 2020, 2019, and 2018 the Company paid $233 thousand, $245 thousand, and $520 thousand, respectively, to net settle the vesting of restricted stock awards to cover employee tax obligations.

Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still effective.

The following table sets forth a summary of the activity for the Company's restricted stock awards:

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share
Unvested December 31, 2019	102,056	$30.98
Granted	59,311	28.22
Vested/released	42,713	30.66
Forfeited	2,480	30.34
Unvested December 31, 2020	116,174	$29.70

Stock-based compensation expense recognized in association with the restricted stock awards amounted to $1.4 million in each of the years ended December 31, 2020, December 31, 2019, and December 31, 2018. The total tax benefit recognized related to restricted stock award compensation expense was $402 thousand, $401 thousand, and $393 thousand for the years ended 2020, 2019, and 2018, respectively.

As of December 31, 2020, there remained $1.9 million of unrecognized compensation expense related to the restricted stock awards. That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The total fair value of restricted stock awards vested (based on grant date fair value) during the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $1.2 million, and $1.7 million, respectively.

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

The 2020 stock in lieu of directors' fees expense was $286 thousand, which represented 11,532 shares issued to Directors in January 2021, at a price of $24.77 per share, and was based on the Company's average quarterly close price in 2020. In 2019, the corresponding expense was $253 thousand, which represented 8,346 shares issued to Directors in January 2020, at a price of $30.35 per share, and was based on the Company's average quarterly close price in 2019. In the 2018, the corresponding expense was $250 thousand, which represented 7,470 shares issued to Directors in January 2019, at a price of $33.50 per share, which reflected the fair value of the common stock on January 2, 2018. The total tax benefit recognized related to the stock in lieu of directors' fees for meeting attendance was $80 thousand, $71 thousand, and $70 thousand, for the years ended 2020, 2019 and 2018, respectively.

See also Note 12, "Stockholders' Equity," to the Company's consolidated financial statements of this Form 10-K, contained above, under the caption "Shares authorized and share issuance," for further information regarding the Company's stock awards.

(15) Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2020	2019	2018
Current expense:
Federal	$11,305	$7,728	$6,485
State	4,542	3,028	2,835
Total current expense	15,847	10,756	9,320
Deferred benefit:
Federal	(3,940)	(339)	(392)
State	(1,735)	(36)	(112)
Total deferred benefit	(5,675)	(375)	(504)

Total income tax expense	$10,172	$10,381	$8,816

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% for 2020, 2019, and 2018 to income before taxes as follows:

(Dollars in thousands)	2020	2019	2018
Computed income tax expense at statutory rate	$8,742	$9,362	$7,916
State income taxes, net of federal tax benefit	2,218	2,364	2,151
Tax-exempt income, net of disallowance	(865)	(894)	(1,034)
Bank-owned life insurance income, net	(123)	(134)	(141)
Tax expense (benefit) from stock compensation	25	(137)	(302)
Other	175	(180)	226
Total income tax expense	$10,172	$10,381	$8,816

Effective income tax rate	24.4%	23.3%	23.4%

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

(Dollars in thousands)	2020	2019
Deferred tax asset:
Allowance for loan losses	$12,415	$9,383
Depreciation	2,174	2,355
Supplemental employee retirement plans	717	695
Non-accrual interest	610	793
Stock-based compensation expense	662	573
Lease liability	4,886	5,054
Cashflow hedge swap	791	—
Deferred fees on PPP loans	2,808	—
Other	343	334
Total	25,406	19,187

Deferred tax liability:
Goodwill	1,576	1,579
Net unrealized gains on equity securities	31	37
Net unrealized gains on debt securities	6,896	2,988
Deferred origination costs	645	725
Lease ROU asset	4,886	5,054
Other	82	72
Total	14,116	10,455

Net deferred tax asset	$11,290	$8,732

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax basis of assets and liabilities, calculated using currently enacted tax rates. Management records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including recent financial operations and projected future taxable income. Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2020. However, factors beyond management's control, such as the general state of the economy, can

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total income taxes in 2020, 2019, and 2018 of $17.7 million, $10.6 million, and $8.7 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2020 or December 31, 2019.

The Company invests in qualified affordable housing projects as a limited partner. In 2020, 2019 and 2018, the Company recognized $71 thousand of Federal Low Income Housing tax credits per year. The Company anticipates that it will receive additional tax credits related to the Federal Low Income Housing Tax Credit program in the amount of $107 thousand which are expected to be realized over the next 2 years.

(16)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years indicated:

	2020	2019	2018
Basic weighted average common shares outstanding	11,897,813	11,789,570	11,679,520
Dilutive shares	21,695	40,248	70,942
Diluted weighted average common shares outstanding	11,919,508	11,829,818	11,750,462

There were 75,870, 52,219 and 29,260 stock options outstanding at December 31, 2020, December 31, 2019, and December 31, 2018, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the years ended December 31, 2020, 2019, and 2018. These stock options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

See Note 12, "Stockholders' Equity," to the Company's consolidated financial statements of this Form 10-K, contained above, under the caption "Shares authorized and share issuance," for information regarding the Company's participating securities and see Item (t), "Earnings per Share," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements of this Form 10-K, contained above, for additional information regarding the earnings per share calculation.

(17)Fair Value Measurements

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2020
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$582,303	$—	$582,303	$—
Equity securities	746	746	—	—
FHLB stock	1,905	—	1,905	—
Interest-rate swaps	2,286	—	2,286	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	18,733	—	—	18,733

Liabilities measured on a recurring basis:
Interest-rate swaps	$5,100	$—	$5,100	$—

	December 31, 2019
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$504,788	$—	$504,788	$—
Equity securities	467	467	—	—
FHLB stock	4,484	—	4,484	—
Interest-rate swaps	625	—	625	—
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	1,268	—	—	1,268

Liabilities measured on a recurring basis:
Interest-rate swaps	$625	$—	$625	$—

The Company did not transfer any assets between the fair value measurement levels during the years ended December 31, 2020 or December 31, 2019.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is issued, redeemed, repurchased, and transferred by the FHLB only at their fixed par value. This stock is classified as a restricted investment and carried at FHLB par value which management believes approximates fair value; therefore, these securities are categorized as Level 2 measures. See Note 1, "Summary of Significant Accounting Policies," Item (d), "Restricted Cash and Investments," to the Company's consolidated financial statements of this Form 10-K, contained above, for further information regarding the Company's fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy. A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific allowances assigned to the collateral dependent impaired loans amounted to $5.8 million at December 31, 2020 compared to $564 thousand at December 31, 2019.

The fair values for the interest-rate swap assets and liabilities, which is comprised of back-to-back swaps and cash flow hedges, represent a Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest-rate curves. The settlement values are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest-rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of interest-rate swap assets and liabilities attributable to credit risk was not significant during the reported periods. Refer also to Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements of this Form 10-K, for additional information on the Company's interest-rate swaps.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At December 31, 2020 and December 31, 2019, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2020 and December 31, 2019:

	Fair Value
(Dollars in thousands)	December 31, 2020	December 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$18,733	$1,268	Appraisal of Collateral	Appraisal adjustments(1)	15% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	December 31, 2020
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$371	$372	$—	$372	$—
Loans, net	3,029,295	3,064,791	—	—	3,064,791
Financial liabilities:
CDs (including brokered)	319,964	323,150	—	323,150	—
Borrowed funds	4,774	4,684	—	4,684	—
Subordinated debt	73,744	76,769	—	76,769	—

	December 31, 2019
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$601	$609	$—	$609	$—
Loans, net	2,531,845	2,542,577	—	—	2,542,577
Financial liabilities:
CDs (including brokered)	310,951	311,975	—	311,975	—
Borrowed funds	96,173	96,045	—	96,045	—
Subordinated debt	14,872	14,957	—	14,957	—

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

(18)Supplemental Cash Flow Information
    The supplemental cash flow information for the years indicated is as follows:

(Dollars in thousands)	2020	2019	2018
Supplemental financial data:
Cash paid for: interest	$13,612	$21,384	$13,567
Cash paid for: income taxes	17,672	10,557	8,694
Cash paid for: lease liability	1,242	1,205	—
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	—	810	5,794
Transfer from loans to other real estate owned	—	255	—
ROU lease assets: operating leases(1)	27	19,635	—
    _________________________________________
(1)This represents the ROU lease asset that was recorded upon adoption of ASC 842 and new leases added in the current year.

(19)Condensed Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2020	2019
Assets
Cash	$3,302	$353
Investment in subsidiaries	406,032	311,040
Other assets	430	201
Total assets	$409,764	$311,594
Liabilities and Stockholders' Equity
Liabilities
Subordinated debt	$73,744	$14,872
Accrued interest payable	1,591	78
Other liabilities	3	3
Total liabilities	75,338	14,953
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 11,937,795 shares issued and outstanding at December 31, 2020 and 11,825,331 shares issued and outstanding at December 31, 2019	119	118
Additional paid-in capital	97,137	94,170
Retained earnings	214,977	191,843
Accumulated other comprehensive income	22,193	10,510
Total stockholders' equity	334,426	296,641
Total liabilities and stockholders' equity	$409,764	$311,594

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018
Equity in undistributed net income of subsidiaries	$30,309	$29,329	$25,635
Dividends distributed by subsidiaries	3,100	5,700	4,100
Total income	33,409	35,029	29,735
Interest expense	2,502	925	925
Other operating expenses	215	226	216
Total operating expenses	2,717	1,151	1,141
Income before income taxes	30,692	33,878	28,594
Benefit from income taxes	(764)	(322)	(287)
Net income	$31,456	$34,200	$28,881

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$31,456	$34,200	$28,881
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(30,309)	(29,329)	(25,635)
Payment from subsidiary bank for stock compensation expense	1,872	1,869	1,879
Changes in:
(Increase) decrease in other assets	(229)	(3)	213
Decrease in other liabilities	385	12	13
Net cash provided by operating activities	3,175	6,749	5,351
Cash flows from investing activities:
Investment in subsidiary	(53,000)	—	—
Net cash provided by investing activities	(53,000)	—	—
Cash flows from financing activities:
Proceeds from the issuance of subordinated debt	60,000	—	—
Cash dividends paid, net of DRP	(7,105)	(6,371)	(5,443)
Proceeds from issuance of common stock	91	69	121
Net settlement for employee tax withholdings on restricted stock and options	(233)	(402)	(559)
Net proceeds from exercise of stock options	21	185	308
Net cash used in financing activities	52,774	(6,519)	(5,573)
Net increase (decrease) in cash and cash equivalents	2,949	230	(222)
Cash at beginning of year	353	123	345
Cash at end of year	$3,302	$353	$123

See Note 12, "Stockholders' Equity," above for further information regarding changes in both the Company's investment in subsidiary and subordinated debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for loan losses totaled $44.6 million as of December 31, 2020. The allowance for loan losses consists of two components: the specific reserve for loans individually evaluated and deemed impaired of $6.2 million and the general reserve for larger groups of homogeneous loans collectively evaluated for impairment of $38.4 million. The general reserve is comprised of a quantitative reserve based on the Company’s historical loss experience and a qualitative reserve based on management’s evaluation of several judgmental qualitative or environmental factors. The qualitative or environmental factors used by the Company include considerations such as the risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent loans and non-performing loans; impaired and restructured loans; the level of foreclosure activity; net charge-offs; commercial concentrations by industry and property type and by real estate location; the growth and composition of the loan portfolio; and trends in the general levels of these indicators. In addition, the Company monitors expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria and the strength of the local and national economy. The evaluation and measurement of these qualitative or environmental factors requires management to apply a significant amount of judgment and involves assumptions that are sensitive to change, for which future additions to the allowance may be necessary.

We identified the qualitative reserve for loans collectively evaluated in the allowance for loan losses as a critical audit matter because auditing the underlying qualitative or environmental factors used in the qualitative reserve involved a high degree of auditor judgment given the high degree of subjectivity exercised by management in developing the qualitative or environmental factors.

Our audit procedures related to management’s evaluation and establishment of the qualitative reserve for loans collectively evaluated in the allowance for loan losses include the following, among others:
•We obtained an understanding of the relevant controls related to the qualitative or environmental factors applied to the qualitative reserve for loans collectively evaluated in the allowance for loan losses and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative or environmental factors and the data used in determining the qualitative or environmental factors.
•We tested management’s process and significant judgments in the evaluation and establishment of the qualitative or environmental factors used in the qualitative reserve for loans collectively evaluated in the allowance for loan losses, which included:
◦Validating the source of information used by management by comparing to the relevant internal or external information from which it was derived, as well as testing the completeness and accuracy of the source data used by management.
◦Evaluating the reasonableness of management’s judgments related to the qualitative or environmental factors and the correlation to potential losses by evaluating the adjustments in terms of magnitude and directional consistency based on the data utilized in the determination of the qualitative or environmental factors.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts
March 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Enterprise Bancorp, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively the financial statements) of the Company and our report dated March 10, 2021 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Boston, Massachusetts
March 10, 2021

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that the information required to be disclosed in reports that it files or furnishes to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

The Company carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2020.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." Based on management's assessment, the Company believes that, as of December 31, 2020, the Company's internal control over financial reporting is effective based on these criteria.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page 144 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended December 31, 2020) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this Part III of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 4, 2021, which it expects to file with the SEC within 95 days of the end of the fiscal year covered by this Form 10-K. For additional information on availability of the Company's corporate governance guidelines, see the section titled "Company Website," contained in Item 1, "Business," of this Form 10-K.

Part IV

Item 15.Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this annual report:

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

3.2.1    First Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 22, 2013 (File No. 001-33912).

3.2.2    Second Amended and Restated Bylaws of the Company, as amended as of January 19, 2021, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021 (File No. 001-33912).

4.1Renewal Rights Agreement dated as of December 11, 2007 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 13, 2007 (File No. 001-33912).

4.2    Amendment No. 1 to Renewal Rights Agreement dated as of January 5, 2018, and incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 11, 2018 (File No. 001-33912).

4.3*    Description of the Company's Common Stock Registered under Section 12 of the Exchange Act of 1934.

4.4    Description of the Company's Preferred Share Purchase Rights Registered under Section 12 of the Exchange Act of 1934 incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-33912).

4.5    Indenture, dated as of July 7, 2020, by and between Enterprise Bancorp, Inc. and UMB Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on July 7, 2020 (File No.001-33912).

4.6    Form of Fixed to Floating Rate Subordinated Note due July 15, 2030 (included as Exhibit A-2 to the Indenture incorporated by reference to Exhibit 4.5 hereto).

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

10.4.2     Change in Control/Noncompetition Agreement dated as of May 19, 2014 by and among the Company, the Bank and Joseph R. Lussier, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2019 (File No. 001-33912).

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

10.10.4    Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.11.1    Enterprise Bank and Trust Company 2018 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2018 (File No. 001-33912).

10.11.2    Enterprise Bank and Trust Company 2019 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2019 (File No. 001-33912).

10.11.3.1    Enterprise Bank and Trust Company 2020 Variable Compensation Inventive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.11.3.2    Amendment to the Enterprise Bank and Trust Company 2020 Variable Compensation Inventive Plan incorporated by reference to the Company's Current Report on Form 8-K filed on November 16, 2020 (File No. 001-33912).

10.12    Enterprise Bancorp, Inc. Annual Executive Incentive Plan incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A dated April 3, 2017, and filed on April 3, 2017 (File No. 001-33912).

10.13    Enterprise Bancorp, Inc. Dividend Reinvestment and Direct Stock Purchase Plan, incorporated by reference to the section of the Company's Registration Statement on Form S-3 (Reg. No. 333-219879), filed on August 13, 2020, appearing under the heading "The Plan."

10.14.1    Form of Subordinated Note Purchase Agreement dated January 30, 2015, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2015 (File No. 001-33912).

10.14.2    Form of Subordinated Note Purchase Agreement dated July 7, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2020 (File No. 001-33912).

10.15.1    Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 3, 2019 (File No.001-33912).

10.15.2    First Addendum to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 22, 2019 (File No.001-33912).

10.15.3    Second Addendum to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 20, 2020 (File No.001-33912).

21.0*Subsidiaries of the Registrant.

23.0*    Consent of RSM US LLP.

31.1*Certification of principal executive officer under Securities and Exchange Act Rule 13a—14(a).

31.2*Certification of principal financial officer under Securities and Exchange Act Rule 13a—14(a).

32.0*Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a—14(b).

101*    Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 were formatted in XBRL (eXtensible Business Reporting Language):
(i)    Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019,
(ii)    Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and
(vi)    Notes to Consolidated Financial Statements.

* Filed herewith

(b)Exhibits required by Item 601 of Regulation S-K

    The exhibits listed above either have been previously filed and are incorporated herein by reference to the applicable prior filing or are filed herewith.

(c)Additional Financial Statement Schedules

    None.

Item 16.     Form 10-K Summary

    None.

ENTERPRISE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.
March 10, 2021	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 10, 2021
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 10, 2021
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 10, 2021
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 10, 2021
John P. Clancy, Jr.

/s/ John R. Clementi	Director	March 10, 2021
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 10, 2021
James F. Conway, III

/s/ Carole A. Cowan	Director	March 10, 2021
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 10, 2021
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 10, 2021
John T. Grady, Jr.

/s/ Mary Jane King	Director	March 10, 2021
Mary Jane King

/s/ John A. Koutsos	Director, Secretary	March 10, 2021
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 10, 2021

Joseph C. Lerner

/s/ Shelagh E. Mahoney	Director	March 10, 2021
Shelagh E. Mahoney

/s/ Richard W. Main	Director, President	March 10, 2021
Richard W. Main

/s/ Jacqueline F. Moloney	Director	March 10, 2021
Jacqueline F. Moloney

/s/ Luis M. Pedroso	Director, Assistant Secretary	March 10, 2021
Luis M. Pedroso

/s/ Michael T. Putziger	Director	March 10, 2021
Michael T. Putziger

/s/ Carol L. Reid	Director	March 10, 2021
Carol L. Reid

/s/ Nickolas Stavropoulos	Director	March 10, 2021
Nickolas Stavropoulos

/s/ Anita R. Worden	Director	March 10, 2021
Anita R. Worden

/s/ Joseph R. Lussier	Executive Vice President, Chief	March 10, 2021
Joseph R. Lussier	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 10, 2021
Michael K. Sullivan