Form 10-Q
period 2021-03-31
ENTERPRISE BANCORP INC /MA/
filed 2021-05-10
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
     ☐ Yes ☒ No

As of May 3, 2021, there were 12,005,967 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited

(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$40,539	$40,636
Interest-earning deposits	400,777	213,146
Total cash and cash equivalents	441,316	253,782
Investments:
Debt securities at fair value (amortized cost of $581,360 and $551,191, respectively)	601,264	582,303
Equity securities at fair value	1,197	746
Total investment securities at fair value	602,461	583,049
Federal Home Loan Bank ("FHLB") stock	2,010	1,905
Loans held for sale	7,545	371
Loans:
Total loans	3,109,360	3,073,860
Allowance for credit losses	(49,899)	(44,565)
Net loans	3,059,461	3,029,295
Premises and equipment, net	46,040	46,708
Lease right-of-use asset	18,279	18,439
Accrued interest receivable	15,958	16,079
Deferred income taxes, net	16,239	11,290
Bank-owned life insurance	31,499	31,363
Prepaid income taxes	3,600	2,449
Prepaid expenses and other assets	7,697	13,938
Goodwill	5,656	5,656
Total assets	$4,257,761	$4,014,324
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$3,741,146	$3,476,268
Brokered deposits	75,015	74,995
Total deposits	3,816,161	3,551,263
Borrowed funds	8,631	4,774
Subordinated debt	58,889	73,744
Lease liability	17,397	17,539
Accrued expenses and other liabilities	26,979	30,638
Accrued interest payable	949	1,940
Total liabilities	3,929,006	3,679,898
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,007,998 and 11,937,795 shares issued and outstanding, respectively	120	119
Additional paid-in capital	97,970	97,137
Retained earnings	216,610	214,977
Accumulated other comprehensive income	14,055	22,193
Total stockholders' equity	328,755	334,426
Total liabilities and stockholders' equity	$4,257,761	$4,014,324
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Interest and dividend income:
Loans and loans held for sale	$33,650	$31,298
Investment securities	3,394	3,484
Other interest-earning assets	65	165
Total interest and dividend income	37,109	34,947
Interest expense:
Deposits	1,323	4,405
Borrowed funds	8	415
Subordinated debt	1,042	231
Total interest expense	2,373	5,051
Net interest income	34,736	29,896
Provision for credit losses	680	6,147
Net interest income after provision for credit losses	34,056	23,749
Non-interest income:
Wealth management fees	1,612	1,440
Deposit and interchange fees	1,606	1,691
Income on bank-owned life insurance, net	136	153
Net gains on sales of debt securities	128	100
Net gains on sales of loans	128	147
Other income	689	667
Total non-interest income	4,299	4,198
Non-interest expense:
Salaries and employee benefits	15,721	14,819
Occupancy and equipment expenses	2,381	2,176
Technology and telecommunications expenses	2,554	2,188
Advertising and public relations expenses	514	645
Audit, legal and other professional fees	567	605
Deposit insurance premiums	356	404
Supplies and postage expenses	227	247
Loss on extinguishment of subordinated debt	713	—
Other operating expenses	1,651	1,595
Total non-interest expense	24,684	22,679
Income before income taxes	13,671	5,268
Provision for income taxes	3,319	1,251
Net income	$10,352	$4,017

Basic earnings per share	$0.87	$0.34
Diluted earnings per share	$0.86	$0.34

Basic weighted average common shares outstanding	11,959,469	11,841,392
Diluted weighted average common shares outstanding	11,994,437	11,877,031

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Net income	$10,352	$4,017
Other comprehensive (loss) income, net of tax
Net change in fair value of debt securities	(8,721)	7,360
Net change in fair value of cash flow hedges	583	(2,063)
Total other comprehensive (loss) income, net of tax	(8,138)	5,297
Total comprehensive income, net	$2,214	$9,314

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				10,352		10,352
Cumulative effect adjustment for ASC 326 (CECL) adoption, net of tax				(6,510)		(6,510)
Other comprehensive loss, net					(8,138)	(8,138)
Common stock dividend declared ($0.185 per share)				(2,209)		(2,209)
Common stock issued under dividend reinvestment plan	10,241	—	313			313
Common stock issued, other	251	—	7			7
Stock-based compensation, net	64,725	1	670			671
Net settlement for employee taxes on restricted stock and options	(5,157)	—	(159)			(159)
Stock options exercised, net	143	—	2			2
Balance at March 31, 2021	12,007,998	$120	$97,970	$216,610	$14,055	$328,755

Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				4,017		4,017
Other comprehensive income, net					5,297	5,297
Common stock dividend declared ($0.175 per share)				(2,069)		(2,069)
Common stock issued under dividend reinvestment plan	11,050	—	303			303
Common stock issued, other	473	—	7			7
Stock-based compensation, net	66,057	1	606			607
Net settlement for employee taxes on restricted stock and options	(6,329)	—	(182)			(182)
Stock options exercised, net	740	—	16			16
Balance at March 31, 2020	11,897,322	$119	$94,920	$193,791	$15,807	$304,637

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$10,352	$4,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	680	6,147
Depreciation and amortization	1,890	1,609
Stock-based compensation expense	451	426
Income on bank-owned life insurance, net	(136)	(153)
Net gains on sales of debt securities	(128)	(100)
Mortgage loans originated for sale	(12,009)	(7,957)
Proceeds from mortgage loans sold	4,963	8,229
Net gains on sales of loans	(128)	(147)
Net (gains) losses on equity securities	(84)	198
Changes in:
Decrease (increase) in other assets	3,284	(3,758)
(Decrease) increase in other liabilities	(4,352)	5,328
Net cash provided by operating activities	4,783	13,839
Cash flows from investing activities:
Proceeds from sales of debt securities	3,059	2,627
Purchase of debt securities	(55,567)	(6,350)
Proceeds from maturities, calls and pay-downs of debt securities	22,049	11,283
Net purchases of equity securities	(367)	(319)
Net purchases of FHLB capital stock	(105)	(1,140)
Net increase in loans	(37,336)	(118,465)
Additions to premises and equipment, net	(804)	(2,603)
Net cash used in investing activities	(69,071)	(114,967)
Cash flows from financing activities:
Net increase in deposits	264,898	126,120
Net increase (decrease) in borrowed funds	3,857	(12,004)
Repayment of subordinated debt	(15,600)	—
Loss on extinguishment of subordinated debt	713	—
Cash dividends paid, net of dividend reinvestment plan	(1,896)	(1,766)
Proceeds from issuance of common stock	7	7
Net settlement for employee taxes on restricted stock and options	(159)	(182)
Net proceeds from stock option exercises	2	16
Net cash provided by financing activities	251,822	112,191

Net increase in cash and cash equivalents	187,534	11,063
Cash and cash equivalents at beginning of period	253,782	63,794
Cash and cash equivalents at end of period	$441,316	$74,857

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2020 audited consolidated financial statements and notes thereto contained in the 2020 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2021 (the "2020 Annual Report on Form 10-K").

The Company has not materially changed its significant accounting policies from those disclosed in its 2020 Annual Report on Form 10-K, other than to elect options for the temporary deferral of certain accounting guidance as allowed under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as discussed under Item (c), "Recent Accounting Pronouncements," below in this Note 1.

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

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, to engage in insurance sales activities and offer non-deposit investment products and services, respectively. In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws. In April 2021, the Bank formed a Massachusetts limited liability company, with the Bank as sole member, in order to hold a commercial property taken by deed-in-lieu of foreclosure.

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

Effective January 1, 2021,the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13"), including the current expected credit loss ("CECL") methodology for estimating allowances for credit losses. See Item (c), “Recent Accounting Pronouncements,” below.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
As discussed in the Company's 2020 Annual Report on Form 10-K and updated in this Form 10Q for the adoption of CECL, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses for loans, unfunded commitments, available-for-sale securities, and the impairment review of goodwill.

(c) Recent Accounting Pronouncements

On January 1, 2021, the Company adopted ASU 2016-13 including the CECL methodology for estimating the allowance for credit losses ("ACL"). The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. It applies to the loan portfolio, off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. See the following footnotes for more information on the Company's adoption of CECL: Note 2, "Investment Securities," Note 3, "Loans," and Note 4, "Allowance for Credit Losses for Loans."

In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting the new accounting standard related to the measurement of current expected credit losses on their regulatory capital ratios (three-year transition option). Upon the adoption of CECL on January 1, 2021, the Company has not elected to delay the impact of CECL on regulatory capital.

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from March 31, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by U.S. GAAP and determined, except as noted below, there were no material subsequent events requiring recognition or disclosure.

In April 2021, the Company transferred one loan with a net fair value of $2.4 million to OREO.

(2) Investment Securities

As of March 31, 2021, and December 31, 2020, the Company's investment portfolio was comprised primarily of debt securities, with a small portion of the portfolio invested in equity securities.

See also the section "Restricted Cash and Investments," under Item (d), contained in Note 1, "Summary of Significant Accounting Policies," of the Company's 2020 Annual Report on Form 10-K, for further information regarding the Company's investment in FHLB stock. See Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for investment securities.

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2021
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Residential federal agency MBS(1)	$233,764	$5,007	$3,215	$235,556
Commercial federal agency MBS(1)	106,021	6,824	58	112,787
Taxable municipal securities	138,644	6,330	1,520	143,454
Tax-exempt municipal securities	87,934	5,780	—	93,714
Corporate bonds	9,997	629	—	10,626
Subordinated corporate bonds	5,000	127	—	5,127
Total debt securities, at fair value	$581,360	$24,697	$4,793	$601,264

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Residential federal agency MBS(1)	$209,923	$6,339	$287	$215,975
Commercial federal agency MBS(1)	102,468	7,726	—	110,194
Taxable municipal securities	135,117	9,293	3	144,407
Tax-exempt municipal securities	88,235	7,216	—	95,451
Corporate bonds	10,448	828	—	11,276
Subordinated corporate bonds	5,000	—	—	5,000
Total debt securities, at fair value	$551,191	$31,402	$290	$582,303
__________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly owned government entity.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $23.3 million and $18.7 million at March 31, 2021 and December 31, 2020, respectively.

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

ACL for Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale securities based upon the unrealized gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position, the Company evaluates qualitative criteria to determine any expected loss unless the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of the amortized cost. In the latter two circumstances, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, and (4) structure of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses for available-for-sale securities would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost.

At March 31, 2021, management performed its quarterly analysis of all securities with unrealized losses, which were attributable to increases in market yields. Management has concluded that no ACL for available-for-sale securities was considered necessary as of March 31, 2021.

The Company has elected, under CECL, to continue to present the accrued interest receivable balance on investment securities separate from amortized cost and to exclude accrued interest from the measurement of the allowance for credit losses for available-for-sale securities, and to continue to write-off uncollectible accrued interest receivable by reversing interest income. Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable” line item on the Company’s Consolidated Balance Sheets, totaled $2.9 million at March 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize debt securities with unrealized losses, due to the fair values having declined below the amortized costs of the individual investments by the duration of their continuous unrealized loss positions at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$100,686	$3,215	$—	$—	$100,686	$3,215	15
Commercial federal agency MBS	4,887	58	—	—	4,887	58	1
Taxable municipal securities	51,374	1,520	—	—	51,374	1,520	50
Total temporarily impaired debt securities	$156,947	$4,793	$—	$—	$156,947	$4,793	66

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of holdings
Residential federal agency MBS	$51,396	$284	$2,107	$3	$53,503	$287	10
Taxable municipal securities	1,997	3	—	—	1,997	3	4
Total temporarily impaired debt securities	$53,393	$287	$2,107	$3	$55,500	$290	14

The contractual maturity distribution at March 31, 2021 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,066	$3,097
Due after one, but within five years	107,316	114,347
Due after five, but within ten years	181,924	191,792
Due after ten years	289,054	292,028
Total debt securities	$581,360	$601,264

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $125.8 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $596.1 million at March 31, 2021.

Sales of debt securities for the three months ended March 31, 2021 and March 31, 2020 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Amortized cost of debt securities sold (1)	$2,931	$2,527
Gross realized gains on sales	128	100
Gross realized losses on sales	—	—
Total proceeds from sales of debt securities	$3,059	$2,627
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Equity Securities
Equity securities are accounted for under ASC Topic 321, "Investments-Equity Securities," and are recorded on the Company's Consolidated Balance Sheets at fair value with changes in fair value recognized in the Company's Consolidated Statements of Income as a component of "Other income." The amount recognized in "Other income" is dependent primarily on the amount of dollars invested in equities and the magnitude of changes in equity market values.

The Company held equity securities with a fair value of $1.2 million at March 31, 2021 and $746 thousand at December 31, 2020. At March 31, 2021, the equity portfolio consisted primarily of investments in common stock of individual entities in the financial services industry and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three months ended March 31, 2021 and March 31, 2020 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Net gains (losses) recognized during the period on equity securities	$84	$(198)
Less: Net losses recognized on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$84	$(198)

(3)Loans

The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, including risk characteristics and types of collateral, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2020 Annual Report on Form 10-K. As part of the adoption of CECL, management evaluated the Company’s loan portfolio classifications and determined that the Company’s loan classifications under CECL are consistent with those previously reported.

See also Note 4, "Allowance for Credit Losses for Loans," of this Form 10-Q, contained below, for information on the Company's adoption of CECL, credit risk management, non-accrual, individually evaluated and troubled debt restructured loans. See Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained below, for information regarding interest-rate swap agreements related to certain commercial loans, and see Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for loans.

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows(1):

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial real estate	$1,516,287	$1,476,236
Commercial and industrial	417,436	435,548
Commercial construction	353,855	371,856
SBA paycheck protection program	484,175	443,070
Total commercial loans	2,771,753	2,726,710

Residential mortgages	247,591	252,995
Home equity loans and lines	81,437	85,178
Consumer	8,579	8,977
Total retail loans	337,607	347,150
Total loans	3,109,360	3,073,860

Allowance for credit losses	(49,899)	(44,565)
Net loans	$3,059,461	$3,029,295

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
__________________________________________
(1) Upon the adoption of CECL, the Company includes deferred fees as part of the portfolio classification balances at amortized cost to align with the CECL presentation. For this Note 3, the prior period balances have been adjusted.

Net deferred loan origination fees amounted to $15.8 million, including $12.3 million of deferred PPP fees, at March 31, 2021.

Upon the adoption of CECL, effective as of January 1, 2021, the Company elected to continue to present the accrued interest receivable balance separate from amortized costs and to exclude accrued interest from the measurement of the allowance for credit losses for loans and to continue to write-off uncollectible accrued interest receivable by reversing interest income. Accrued interest receivable on loans at March 31, 2021 amounted to $13.0 million, and was included in the "Accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $77.0 million at March 31, 2021 and $77.1 million at December 31, 2020. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Paycheck Protection Program ("PPP")

The PPP was created by the CARES Act and instituted by the Small Business Administration (“SBA”). The PPP allows entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. In addition, PPP loans carry a put-back provision in the event that a PPP loan is fraudulently originated and the Bank is at fault. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

Management believes the SBA PPP loan portfolio, which has an average loan size of approximately $158 thousand and was limited to existing bank customers, to be of minimal credit risk. Management expects the majority of balances will be forgiven, with any remaining balance fully guaranteed by the SBA. Management has segmented the PPP loan portfolio as a group of loans with similar risk characteristics in its assessment for loan losses and, as of March 31, 2021, has not recorded an allowance for credit losses on these loans but will continue to monitor the portfolio.

Loans serviced for others

At March 31, 2021 and December 31, 2020, the Company was servicing residential mortgage loans owned by investors amounting to $12.9 million and $13.7 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $67.2 million and $65.3 million at March 31, 2021 and December 31, 2020, respectively. See the discussion above in this Note 3 under the heading "Loan Portfolio Classifications" for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial real estate	$190,147	$195,936
Residential mortgages	226,648	233,050
Home equity	5,699	5,971
Total loans pledged to FHLB	$422,494	$434,957

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(4)Allowance for Credit Losses for Loans

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

On January 1, 2021, the Company adopted CECL under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the ACL for unfunded commitments (included in other liabilities) increased by $2.4 million. Prior to 2020, the Company measured the allowance under the incurred loss method.

The ACL for loans to total loans ratio was 1.60% at March 31, 2021. Excluding PPP loans, which are fully guaranteed by the SBA, the ACL for loans to total loan ratio was 1.90% at March 31, 2021.

There have been no material changes to the Company's underwriting practices or credit risk management system used to estimate loan loss exposure. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2020 Annual Report on Form 10-K.

ACL for Loans Methodology

The CECL methodology requires early recognition of credit losses using an estimated lifetime credit loss measurement that takes into consideration reasonable and supportable forecasts. The ACL for loans is established through a provision for credit losses, a direct charge to earnings. The ACL for loans is a valuation account that is deducted from the amortized cost to present the net amount of the loan portfolio expected to be collected. Loan losses are charged against the allowance when management believes that the collectability of the amortized cost of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance, generally at the time cash is received on a charged-off account.

Arriving at an appropriate level of ACL for loans involves a high degree of management judgement. The underlying assumptions, estimates and assessments used to estimate the ACL for loans reflects the Company’s best estimate of model assumptions and forecasted conditions at that time. Changes in such estimates can significantly affect the ACL and the provision for credit losses. It is possible and likely that the Company will experience credit losses that are different from the current estimates.

On a quarterly basis, the Company makes an assessment to estimate the ACL necessary to cover expected credit losses for the loan portfolio as of the specified balance sheet dates. The adequacy of the ACL for loans is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the Company's Board of Directors (the "Board") and the full Board.

While management uses available information to recognize losses on loans, future additions to the ACL for loans may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the ACL for loans based on judgments different from those of management.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, including: the expected duration of the loans, the trends in risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent loans and non-performing loans; impaired and restructured loans; the level of foreclosure activity; net charge-offs; commercial concentrations by industry and property type and by real estate location; the growth and composition of the loan portfolio; as well as trends in the general levels of these indicators. In addition, management monitors expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region as well as for changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate, real estate values, commercial vacancy rates and other relevant factors. Management also performs a qualitative assessment beyond model estimates and applies qualitative adjustments as management deems necessary.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The Company uses a systematic methodology to measure the amount of estimated loan losses. The methodology uses a two-tiered approach that applies specific reserves for loans individually evaluated and general reserves for larger groups of non-adversely classified homogeneous loans and for adversely classified loans not individually evaluated.

Loans collectively evaluated

Loans that share risk characteristics are evaluated on a pool basis. Management has segmented the portfolio for groups of loans with similar risk characteristics by loan type for non-adversely classified loans (loans risk rated "pass") and by internal risk rating for adversely classified loans not individually evaluated. The general loss allocation factors consider the quantitative historic loss experience, qualitative or environmental factors such as those identified above, as well as regulatory guidance and industry data.

The Company uses a two-year reasonable and supportable forecast that considers a weighted average of various economic results. For periods beyond the forecast period, the Company reverts immediately to historical loss rates.

Loans individually evaluated

Loans individually evaluated consist primarily of loans which management considers it probable that not all amounts due (principals and interest) will be collected in accordance with the original contractual terms and loans designated as troubled debt restructurings ("TDRs") and to a lesser extent, if applicable, loans that management deems as individually significant or with unique risk characteristics or for some other reason based on management’s judgement. Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

ACL for unfunded commitments

ASU 2016-13 also applies to off-balance sheet credit exposure for unfunded commitments (commitments to originate loans, additional funding commitments on existing loans, standby letters of credit, financial guarantees and other similar investments) that are not unconditionally cancellable. The ACL for unfunded commitments is classified with "Accrued expenses and other liabilities" on the Company’s Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

Based on the foregoing, management believes that the Company's ACL for loans and for unfunded commitments is adequate as of March 31, 2021.

Credit Risk Management

As noted above, the credit risk management function focuses on a wide variety of factors and early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management as well as reviews by the Loan Committee and the Board. This review includes the assessment of internal credit quality indicators such as, among others, the risk classification of loans, past due and non-accrual loans, individually evaluated and troubled-debt restructured loans, and the level of foreclosure activity. These credit quality indicators are discussed below.

Credit quality indicators

Risk ratings and adversely classified loans

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. The classifications for "pass" risk rated loans range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk to "border-line pass."

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Adversely classified ratings for loans determined to be of weaker credit range from "special mention," for loans that may need additional monitoring, to the more severe adverse classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations. Loans which are evaluated to be of weaker credit quality are placed on the "watch credit list" and reviewed on a more frequent basis, with risk ratings adjusted as warranted by management.

Loans classified as special mention include loans currently protected by the sound net worth and paying capacity of the guarantor but are potentially weakened due to adverse business circumstances or unfavorable economic conditions. Supporting financial information for the business may be too stale or insufficient to accurately assess borrower ability to support the loan. Borrower cash flow may be impacted by adverse operating trends or an unbalanced financial condition which has not yet jeopardized loan payments, or the trend of payment delinquencies or deposit account overdraft activity may be increasing.

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

Adversely classified loans may be accruing or on non-accrual status and may be individually evaluated or restructured, or some combination thereof.

Management does not set any minimum delay of payments as a factor in its review but considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. An adverse classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance with the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured. In the case of TDR loans having had a modified interest rate, that rate must be at, or greater than, a market rate for a similar credit at the time of modification for an upgrade to be considered.

Current year information is presented below in accordance with CECL; prior year disclosures are reported under legacy GAAP and are included below in this Note 4 under the heading “Prior Period Disclosures under the Incurred Loss Methodology.”

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables presents the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of March 31, 2021:

	Term Loans By Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial Real Estate
Pass	$64,956	$246,121	$255,881	$131,110	$200,363	$567,086	$265	$—	$1,465,782
Special mention	—	—	907	822	232	11,923	—	—	13,884
Substandard	—	—	2,277	3,256	13,734	17,159	—	—	36,426
Doubtful	—	—	—	195	—	—	—	—	195
Total commercial real estate	64,956	246,121	259,065	135,383	214,329	596,168	265	—	1,516,287

Commercial and Industrial
Pass	7,070	49,002	51,153	26,666	25,717	64,689	176,394	382	401,073
Special mention	—	689	—	1,617	8	1,451	3,046	—	6,811
Substandard	—	—	21	175	242	4,676	2,103	68	7,285
Doubtful	—	—	—	—	—	—	2,267	—	2,267
Total commercial and industrial	7,070	49,691	51,174	28,458	25,967	70,816	183,810	450	417,436

Commercial Construction
Pass	28,098	109,078	113,840	44,719	6,494	28,223	19,968	—	350,420
Substandard	—	—	—	1,591	—	645	1,199	—	3,435
Total commercial construction	28,098	109,078	113,840	46,310	6,494	28,868	21,167	—	353,855

SBA PPP Pass(1)	178,209	305,966	—	—	—	—	—	—	484,175

Residential
Pass	13,655	65,170	36,809	37,124	19,172	73,710	—	—	245,640
Special mention	—	—	—	—	—	602	—	—	602
Substandard	—	—	—	—	—	1,349	—	—	1,349
Total Residential	13,655	65,170	36,809	37,124	19,172	75,661	—	—	247,591

Home Equity
Pass	23	487	376	—	—	2,499	77,694	—	81,079
Substandard	—	—	—	—	—	271	87	—	358
Total Home equity	23	487	376	—	—	2,770	77,781	—	81,437

Consumer
Pass	1,216	2,051	2,155	1,376	903	849	—	—	8,550
Substandard	—	—	—	14	—	15	—	—	29
Total Consumer	1,216	2,051	2,155	1,390	903	864	—	—	8,579
Total Loans	$293,227	$778,564	$463,419	$248,665	$266,865	$775,147	$283,023	$450	$3,109,360
__________________________________________
(1)All SBA PPP loans were "pass" rated at March 31, 2021, as these loans are 100% guaranteed by the federal government via the SBA.

The total amortized cost basis of adversely classified loans amounted to $72.6 million, or 2.34% of total loans, at March 31, 2021. As of March 31, 2021, the Company had no loans rated as "loss."

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

At March 31, 2021, short term payment deferrals related to the COVID-19 pandemic were active on 29 "pass" rated loans amounting to $38.2 million, or 1.23% of the total loans. Under the terms of the CARES Act and the Consolidated Appropriations Act, 2021 as discussed below, these loans remain on accrual status.

The following table presents an age analysis of past due loans by portfolio classification as of the date indicated:

	Balance at March 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans(1)	Current Loans	Total Loans
Commercial real estate	$3,323	$—	$3,752	$7,075	$1,509,212	$1,516,287
Commercial and industrial	292	83	599	974	416,462	417,436
Commercial construction	49	—	1,349	1,398	352,457	353,855
SBA PPP loans	—	—	—	—	484,175	484,175
Residential mortgages	1,460	—	—	1,460	246,131	247,591
Home equity	48	80	87	215	81,222	81,437
Consumer	6	1	—	7	8,572	8,579
Total loans	$5,178	$164	$5,787	$11,129	$3,098,231	$3,109,360
_______________________________________
(1)The loan balances in the table above include non-accrual loans.

The following table presents non-accrual loans by portfolio classification as of March 31, 2021:

(Dollars in thousands)	Non-Accrual Loans with an allowance for credit loss	Non-Accrual Loans without an allowance for credit loss	Total Non-Accrual Loans
Commercial real estate	$16,592	$10,601	$27,193
Commercial and industrial	3,181	1,554	4,735
Commercial construction	—	2,945	2,945
SBA PPP loans	—	—	—
Residential mortgages	—	398	398
Home equity	—	358	358
Consumer	1	—	1
Total loans	$19,774	$15,856	$35,630

At March 31, 2021, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status.

Non-accrual loans that were not adversely classified amounted to $182 thousand at March 31, 2021. These balances primarily represented the guaranteed portions of non-performing SBA loans.

The ratio of non-accrual loans to total loans amounted to 1.15% at March 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

At March 31, 2021, additional funding commitments for non-accrual loans were not material.

Collateral-dependent loans

Loans that have been individually evaluated and repayment is expected substantially from the operations or ultimate sale of the underlying collateral are deemed to be collateral-dependent loans. Collateral-dependent loans are adversely classified loans that may also be TDRs. These loans may be accruing or in non-accrual status. Collateral-dependent loans are carried at the lower of the recorded investment in the loan or the estimated fair value. When the estimate fair value of the underlying collateral, less estimated costs to sell, is not sufficient to cover the outstanding carrying balance on the loan a specific reserve is assigned for the amount of the estimated probable credit loss. These estimated credit losses are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Underlying collateral will vary by type of loan.

Commercial real estate loans include loans secured by both owner-use and non-owner occupied (investor) real estate. These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, strip shopping centers, or other commercial properties.

Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral.

Residential mortgage loans and home equity loans and lines may be secured by one-to-four family residential properties serving as the borrower's primary residence, or as vacation homes or investment properties.

Consumer loans consist primarily of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts.

The carrying value of collateral dependent loans amounted to $44.3 million at March 31, 2021. Total accruing collateral dependent loans amounted to $9.4 million while non-accrual collateral dependent loans amounted to $34.9 million as of March 31, 2021.

The following table presents the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the date indicated:

	Balance at March 31, 2021

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in collateral dependent loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$35,842	$32,624	$15,758	$16,866	$1,732
Commercial and industrial	9,568	7,524	4,400	3,124	2,219
Commercial construction	3,668	2,945	2,945	—	—
SBA PPP loans	—	—	—	—	—
Residential mortgages	916	803	803	—	—
Home equity	521	358	358	—	—
Consumer	—	—	—	—	—
Total	$50,515	$44,254	$24,264	$19,990	$3,951

At March 31, 2021, additional funding commitments for collateral dependent loans was not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of one or a combination of the following: a reduction in interest rate to a below market rate, taking into account the credit quality of the note; extension of additional credit based on receipt of adequate collateral; or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated probable credit loss.

Section 4013 of the CARES Act provides financial institutions the option to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a TDR for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022 (as amended by the Consolidated Appropriations Act, 2021). A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP pursuant to the CARES Act is not required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

Total TDR loans as of March 31, 2021 were $17.5 million. TDR loans on accrual status amounted to $9.5 million and TDR loans included in non-accrual loans amounted to $8.0 million at March 31, 2021.

The Company continues to work with customers and enter into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At March 31, 2021, additional funding commitments for TDR loans was not material.

The following table presents number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	March 31, 2021
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$991	$914
Commercial and industrial	—	—	—
Commercial construction	—	—	—
SBA PPP loans	—	—	—
Residential mortgages	1	224	224
Home equity	—	—	—
Consumer	—	—	—
Total	3	$1,215	$1,138

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the three months ended March 31, 2021.

The Company had no loans modified as TDRs within the preceding twelve months, for which the customer defaulted during the three months ended March 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the three-month period indicated:

	Three months ended
	March 31, 2021
(Dollars in thousands)	Number of restructurings	Amount
Extended maturity date	1	$234
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	904
Temporary interest only payment plan	—	—
Forbearance of post default rights	—	—
Other payment concessions	—	—
Total	3	$1,138
Amount of allowance for credit losses for loans associated with TDRs listed above		$—

See "Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Credit Risk" and "Allowance for Credit Losses" in this Form 10-Q for additional information about changes in the Company's credit quality indicators since December 31, 2020.

ACL activity

For the three months ended March 31, 2021, the provision for credit losses amounted to $680 thousand. The provision consisted of $610 thousand and $70 thousand for loans and unfunded commitments, respectively. The provision related to the ACL for loans resulted from an increase in specific reserves and a change in loan mix, partially offset by a slight decrease in core loans during the period.

The ACL for loans amounted to $49.9 million at March 31, 2021 and the ACL for loans to total loans ratio was 1.60% at March 31, 2021.

The net charge-offs for the quarter ended March 31, 2021, related primarily to an individually evaluated commercial real estate loan, which was fully reserved in late 2020. The charge-off resulted in the loan being recorded at the estimated fair value less cost to sell the underlying collateral. The Company transferred the property to other real estate owned (“OREO”) in April 2021 by accepting the deed in-lieu of foreclosure.

Changes in the ACL for loans by portfolio classification for the three months ended March 31, 2021 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2020	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision for credit losses for loans	1,081	(263)	(230)	54	(22)	(10)	610
Recoveries	—	55	—	—	5	1	61
Less: Charge offs	1,825	70	—	—	—	2	1,897
Ending Balance at March 31, 2021	$33,675	$11,226	$3,483	$889	$292	$334	$49,899

ACL for unfunded commitments

The Company’s ACL for unfunded commitments amount to $2.5 million as of March 31, 2021 and the associated provision was $70 thousand for the three months ended March 31, 2021.

Other real estate owned

The Company had no OREO at March 31, 2021 or December 31, 2020. In April 2021, the Company transferred one loan with a net fair value of $2.4 million to OREO.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

There were no OREO additions, no sales and no subsequent write downs of OREO during the three months ended March 31, 2021 or the three months ended March 31, 2020.

At March 31, 2021, the Company had consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amounts totaling $87 thousand. The company had no consumer mortgage loans in the process of foreclosure at December 31, 2020.

See also Item (i), "Other Real Estate Owned," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, for further information regarding the Company's accounting for OREO.

Prior Period Disclosures under the Incurred Methodology

The prior year disclosures below were prepared under the incurred methodology, before the Company adopted CECL. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2020 Annual Report on Form 10-K for additional information about the incurred methodology.

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

Adversely classified loans-Prior Period

The following table presents the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the period indicated:

	December 31, 2020
	Adversely Classified(1)			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$40,088	$197	$—	$1,437,950	$1,478,235
Commercial and industrial	7,901	2,293	—	425,466	435,660
Commercial construction	3,501	—	—	369,808	373,309
SBA paycheck protection program	—	—	—	453,084	453,084
Residential mortgages	474	—	—	252,497	252,971
Home equity	381	—	—	84,625	85,006
Consumer	41	—	—	8,940	8,981
Total gross loans	$52,386	$2,490	$—	$3,032,370	$3,087,246
__________________________________
(1) Prior to the adoption of CECL, the Company did not include special-mention risk rated loans as adversely classified.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Total adversely classified loans amounted to 1.79% at December 31, 2020.

Past due and non-accrual loans-Prior period
The following tables present an age analysis of past due loans by portfolio classification as of the date indicated:

	Balance at December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or more	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$6,105	$499	$5,592	$12,196	$1,466,039	$1,478,235	$29,680
Commercial and industrial	417	13	607	1,037	434,623	435,660	4,574
Commercial construction	13,466	—	1,351	14,817	358,492	373,309	2,999
SBA paycheck protection program	—	—	—	—	453,084	453,084	—
Residential mortgages	890	—	290	1,180	251,791	252,971	414
Home equity	—	—	255	255	84,751	85,006	381
Consumer	2	1	—	3	8,978	8,981	2
Total gross loans	$20,880	$513	$8,095	$29,488	$3,057,758	$3,087,246	$38,050

At December 31, 2020, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status shown in the tables above.

Non-accrual loans that were not adversely classified amounted to $137 thousand at December 31, 2020. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 1.24% at December 31, 2020.

Impaired Loans-Prior Period

The carrying value of impaired loans amounted to $48.3 million at December 31, 2020. Total accruing impaired loans amounted to $10.3 million while non-accrual impaired loans amounted to $38.0 million as of December 31, 2020.

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the date indicated:

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
The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended March 31, 2020
(Dollars in thousands)	Average recorded investment	Interest income recognized
Commercial real estate	$15,273	$72
Commercial and industrial	7,808	28
Commercial construction	4,755	—
SBA PPP loans	—	—
Residential mortgages	1,220	2
Home equity	402	—
Consumer	41	—
Total	$29,499	$102

TDRs-Prior Period

Total TDR loans, included in the impaired loan balances above, as of December 31, 2020, were $17.7 million. TDR loans on accrual status amounted to $10.3 million at December 31, 2020. TDR loans included in non-performing loans amounted to $7.5 million at December 31, 2020.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the three-month periods indicated:

	Three months ended
	March 31, 2020
(Dollars in thousands)	Number of restructurings	Amount
Extended maturity date	2	$1,697
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	978
Forbearance of post default rights	2	1,022
Total	6	$3,697
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$1,275

The following table presents number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	March 31, 2020
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	474	409
Commercial construction	4	3,440	3,287
SBA PPP loans	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Consumer	1	1	1
Total	6	$3,915	$3,697

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
There were no subsequent charge-offs associated with the new TDRs noted in the table above during the three months ended March 31, 2020.

The following table presents loans modified as TDRs within the preceding twelve months, which had defaulted on the modified terms during the three months indicated:

	Three months ended
	March 31, 2020
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$218
Commercial and industrial	1	151
Commercial construction	2	1,697
SBA PPP loans	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	2	4
Total	6	$2,070

Allowance for loan loss activity-Prior Period

The allowance for loan losses amounted to $44.6 million at December 31, 2020 and $39.8 million at March 31, 2020. The allowance for loan losses to total loans ratio was 1.45% at December 31, 2020, and 1.48% at March 31, 2020.

Changes in the allowance for loan losses by portfolio classification for the three months ended March 31, 2020 are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2019	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision for credit losses for loans	2,523	1,104	2,012	403	97	8	6,147
Recoveries	—	107	—	—	3	10	120
Less: Charge offs	—	105	—	—	—	12	117
Ending Balance at March 31, 2020	$20,861	$10,235	$6,161	$1,598	$636	$273	$39,764
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$29	$908	$1,473	$—	$—	$38	$2,448
Allocated to loans collectively evaluated for impairment	$20,832	$9,327	$4,688	$1,598	$636	$235	$37,316

(5)Leases

For the Company, material leases consist of operating leases on our facilities, mainly leased branch locations; leases 12 months or less and immaterial equipment leases have been excluded. As of March 31, 2021, the Company had 15 operating real estate leases. In addition, the Company has entered into lease agreements which are not included in the table below as the leases have not commenced. The Company is relocating two branches, with lease agreements that are expected to commence in late 2021. The Company has also entered into a lease agreement for a new branch location which commenced in April 2021.

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
Lease expense for the three months ended March 31, 2021 and March 31, 2020 were $329 thousand and $325 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at March 31, 2021 and March 31, 2020 was 26.4 years and 27.1 years, respectively. The weighted average discount rate was 3.8% at both March 31, 2021 and March 31, 2020.

At March 31, 2021, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2021 (nine remaining months)	$938
2022	1,245
2023	1,252
2024	1,255
2025	1,255
Thereafter	22,088
Total lease payments	28,033
Less: Imputed interest	10,636
Total lease liability	$17,397

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

See also Item (k), "Leases," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, for further information regarding the accounting for the Company's leases.

(6)Deposits

Deposits are summarized as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-interest checking	$1,297,973	$1,164,908
Interest-bearing checking	630,961	599,630
Savings	284,006	256,347
Money market	1,292,756	1,210,414
CDs $250,000 or less	171,383	176,895
CDs greater than $250,000	64,067	68,074
Total customer deposits	3,741,146	3,476,268
Brokered deposits	75,015	74,995
Total deposits	$3,816,161	$3,551,263

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $533.7 million and $508.4 million at March 31, 2021 and December 31, 2020, respectively.

The Company's brokered deposit balance at March 31, 2021 and December 31, 2020 consisted of balances used in conjunction with interest-rate-swaps to hedge against adverse interest rate movements.

See Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained below, for additional information on the Company's interest-rate swaps. See Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for deposits.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $8.6 million and $4.8 million at March 31, 2021 and December 31, 2020, respectively, in FHLB advances.

Borrowed funds at March 31, 2021 and December 31, 2020 are summarized, as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$5,576	0.32%	$4,316	0.33%
Over 5 years	$3,055	1.70%	$458	—%

The Company's borrowings at March 31, 2021 and December 31, 2020 were related to specific lending projects under the FHLB's community development programs.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $58.9 million and $73.7 million at March 31, 2021 and December 31, 2020, respectively.

In January 2015, the Company issued $15.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes, with a 15-year term, callable by the Company at a premium ("the "January 2015 Notes"). Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. On March 31, 2021, the Company redeemed the January 2015 Notes which were due in January 2030. The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs. The January 2015 Notes were outstanding at December 31, 2020.

In July 2020, the Company issued $60.0 million in fixed-to-floating rate subordinated notes, with a 10-year term and callable at the Company's option on or after July 15, 2025 (the "July 2020 Notes"). Original debt issuance costs related to the July 2020 Notes were $1.2 million and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the notes. The July 2020 Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 5.25% per annum through October 15, 2025, after which floating rates apply.

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

(8)    Derivatives and Hedging Activities

The Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and unknown cash amounts, the value of which are determined by interest rates. In addition, the Company provides certain commercial customers back-to-back swaps, which do not meet hedge accounting requirements and therefore changes in the fair value of both the customer swaps and the counterparty swaps, which have an offsetting relationship, are recognized directly in earnings.

See also Item (p), "Derivatives and Hedging," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, for further information regarding the accounting for the Company's derivatives and hedging activities.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of March 31, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$2,002
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$2,002

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$37,587	$507	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	37,587	507
Total back-to-back interest-rate swaps	$37,587	$507	$37,587	$507

	December 31, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$2,814
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$2,814

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$38,027	$2,286	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	38,027	2,286
Total back-to-back interest-rate swaps	$38,027	$2,286	$38,027	$2,286
__________________________________________
(1)     Accrued interest balances related to the Company’s interest rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value hedges at either March 31, 2021 or December 31, 2020.

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

The Company’s objectives in using these interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge against adverse interest-rate changes. Each swap has a notional value of $25.0 million with respective maturities from 2023 to 2025. At March 31, 2021, these interest rate swaps are designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In relation to the Company's cash flow hedges, the Company estimates that an additional $954 thousand (pre-tax) will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

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
Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 10 interest-rate swaps outstanding at both March 31, 2021 and December 31, 2020. The transaction structure effectively minimizes the Bank's interest rate risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the three months ended March 31, 2021 or March 31, 2020.

At March 31, 2021 and December 31, 2020, all the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheets.

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

The Company had one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at March 31, 2021. The Company had no credit risk exposure at either March 31, 2021 or December 31, 2020 relating to interest-rate swaps with counterparties. When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the cash is restricted, is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheets. The Company posted cash collateral of $2.9 million and $5.3 million at March 31, 2021 and December 31, 2020, respectively.

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of March 31, 2021, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $2.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at March 31, 2021 as noted above.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan. At both March 31, 2021 and December 31, 2020, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At March 31, 2021, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At March 31, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of March 31, 2021 had 12,007,998 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as, and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-Q.

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

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 137,914 shares and 116,174 shares as of March 31, 2021 and December 31, 2020, respectively. See Note 13, "Earnings per Share," of this Form 10-Q, contained below, for further information regarding unvested participating restricted awards and the Company's earnings per share calculation.

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

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of March 31, 2021. See Note 10, "Comprehensive (Loss) Income," of this Form 10-Q for changes to stockholders' equity from comprehensive income (loss) as of March 31, 2021. Refer to Note 11, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

(10)Comprehensive (Loss) Income

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

The following table presents a reconciliation of the changes in the components of other comprehensive (loss) income for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three months ended March 31, 2021			Three months ended March 31, 2020
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$(11,080)	$2,458	$(8,622)	$9,574	$(2,136)	$7,438
Less: net security gains reclassified into non-interest income	128	(29)	99	100	(22)	78
Net change in fair value of debt securities	(11,208)	2,487	(8,721)	9,474	(2,114)	7,360

Change in fair value of cash flow hedges	1,047	(294)	753	(2,844)	799	(2,045)
Less: net cash flow hedges losses reclassified into interest expense	236	(66)	170	25	(7)	18
Net change in fair value of cash flow hedges	811	(228)	583	(2,869)	806	(2,063)

Total other comprehensive (loss) income, net	$(10,397)	$2,259	$(8,138)	$6,605	$(1,308)	$5,297

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains (losses) on debt securities	Unrealized gains (losses) on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$24,216	$(2,023)	$22,193	$10,510	$—	$10,510
Total other comprehensive income (loss), net	(8,721)	583	(8,138)	7,360	(2,063)	5,297
Accumulated other comprehensive income - ending balance	$15,495	$(1,440)	$14,055	$17,870	$(2,063)	$15,807

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

This non-qualified plan represents a direct liability of the Company, and as such, the Company has no specific assets set aside to settle the benefit obligation. The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary. Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the SERP amounted to $69 thousand for the three months ended March 31, 2021 and 2020.

Total expenses for the SERP were $15 thousand for the three months ended March 31, 2021, compared to $20 thousand for the three months ended March 31, 2020. The Company anticipates accruing an additional $45 thousand related to the SERP during the remainder of 2021.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, was $16 thousand for the three months ended March 31, 2021, compared to $23 thousand for the three months ended March 31, 2020.

See also Note 12, "Stock-Based Compensation," of this Form 10-Q, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(12)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). As of March 31, 2021, 103,398 shares of Company common stock remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired, plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Non-employee director fees are accrued and carried in "Accrued expenses and other liabilities" during the year and distributed to those directors in January of the following year. Total stock-based compensation expense was $451 thousand for the three months ended March 31, 2021, compared to $426 thousand for the three months ended March 31, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
A tax benefit of $16 thousand associated with employee exercises and vesting of stock compensation was recorded as an adjustment to the Company's income tax expense for the three months ended March 31, 2021, compared with a tax expense of $32 thousand for the three months ended March 31, 2020. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated interim financial statements.

 Stock Option Awards

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Options granted	17,385	24,208
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	37%
Expected dividend yield	3.00%	3.43%
Expected life in years	6.5	6.5
Risk-free interest rate	1.28%	1.02%
Weighted average market price on date of grants	$32.73	$28.22
Per share weighted average fair value	$11.95	$8.41
Fair value as a percentage of market value at grant date	37%	30%

Options granted during the first three months of 2021 and 2020 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $45 thousand for the three months ended March 31, 2021 and March 31, 2020.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three Months Ended March 31,
Restricted Stock Awards (number of underlying shares)	2021	2020
Two-year vesting	8,109	8,295
Four-year vesting	23,920	26,015
Performance-based vesting	21,559	25,001
Total restricted stock awards granted	53,588	59,311
Weighted average grant date fair value	$32.73	$28.22

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $340 thousand for the three months ended March 31, 2021, compared to $309 thousand for the three months ended March 31, 2020.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings. Stock-based compensation expense related to these directors' fees amounted to $66 thousand for the three months ended March 31, 2021, compared to $72 thousand for the three months ended March 31, 2020, and is included in other operating expenses and in "Accrued expenses and other liabilities." In January 2021, non-employee directors were issued 11,532 shares of the Company's common stock in lieu of 2020 annual cash fees of $286 thousand at a price of $24.77 per share, based on the Company's average quarterly close prices during 2020.

For further information regarding the Company's stock awards, see Note 9, "Stockholders' Equity," of this Form 10-Q, contained above, under the caption "Shares Authorized and Share Issuance." There have been no material changes to the terms of the Company's stock incentive plans or the terms for vesting, forfeiture and settlement for options and restricted stock awards granted and outstanding under such plans as reported in the 2020 Annual Report on Form 10-K. Refer to Note 13, "Stock-Based Compensation Plans," to the Company's audited consolidated financial statements in the Company's 2020 Annual Report on Form 10-K for further information on the Company's stock incentive plans, stock options and restricted awards including descriptions of the assumptions used in the valuation model for stock options.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2021	2020
Basic weighted average common shares outstanding	11,959,469	11,841,392
Dilutive shares	34,968	35,639
Diluted weighted average common shares outstanding	11,994,437	11,877,031

There were 92,712 stock options outstanding for the three months ended March 31, 2021, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 75,545 stock options outstanding for the three months ended March 31, 2020, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2021
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$601,264	$—	$601,264	$—
Equity securities	1,197	1,197	—	—
FHLB stock	2,010	—	2,010	—
Interest-rate swaps	507	—	507	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	16,039	—	—	16,039

Liabilities measured on a recurring basis:
Interest-rate swaps	$2,509	$—	$2,509	$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$582,303	$—	$582,303	$—
Equity securities	746	746	—	—
FHLB stock	1,905	—	1,905	—
Interest-rate swaps	2,286	—	2,286	—
Assets measured on a non-recurring basis:
Collateral dependent loans carried at fair value	18,733	—	—	18,733

Liabilities measured on a recurring basis:
Interest-rate swaps	$5,100	$—	$5,100	$—

All the Company's debt securities are considered available-for-sale and are carried at fair value. The debt security category above includes federal agency obligations, commercial and residential federal agency MBS, municipal securities, corporate bonds, and CDs, as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its debt securities. Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third party on debt securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

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

For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $4.0 million at March 31, 2021 compared to $5.8 million at December 31, 2020.

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

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheets as a liability and

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At March 31, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2021 and December 31, 2020:

	Fair Value
(Dollars in thousands)	March 31, 2021	December 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$16,039	$18,733	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
__________________________________________
(1)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the Consolidated Balance Sheet, the Company is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the Consolidated Balance Sheets.

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's consolidated financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	March 31, 2021
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$7,545	$7,349	$—	$7,349	$—
Loans, net	3,059,461	3,106,376	—	—	3,106,376
Financial liabilities:
CDs	235,450	236,523	—	236,523	—
Brokered deposits	75,015	74,992	—	74,992	—
Borrowed funds	8,631	8,195	—	8,195	—
Subordinated debt	58,889	57,896	—	57,896	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
			Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$371	$372	$—	$372	$—
Loans, net	3,029,295	3,064,791	—	—	3,064,791
Financial liabilities:
CDs	244,969	246,498	—	246,498	—
Brokered deposits	74,995	76,652	—	76,652	—
Borrowed funds	4,774	4,684	—	4,684	—
Subordinated debt	73,744	76,769	—	76,769	—

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

(15)Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2021 and March 31, 2020 is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Supplemental financial data:
Cash paid for: interest	$3,364	$5,000
Cash paid for: income taxes	4,624	3,292
Cash paid for: lease liability	304	322

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2021.

Throughout this Management Discussion & Analysis we have noted certain balances, ratios or other measures of the Company’s performance which exclude the impact of Paycheck Protection Program (“PPP”) loans originated by the Company, which we expect to be short-term in nature. We refer to any balance, ratio or measure that excludes PPP loans as "core." The core balances, ratios and measures were derived to provide more meaningful comparisons to prior periods as the majority of PPP loans outstanding are expected to pay off during the next several quarters. See the table below under the heading "Non-GAAP Measurers" which provides a reconciliation of the non-GAAP measures to the information presented under GAAP.

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
•expansion strategy; and
•borrowing capacity.

The Company cautions readers that such forward-looking statements reflect numerous assumptions that management believes to be reasonable, but which are inherently uncertain and beyond the Company's control. Forward-looking statements involve several risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:

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
(xviii)changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board ("FASB"), or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; and
(xix)the risks and uncertainties described in the documents that the Company files or furnishes to the SEC, including those discussed under Part II, Item1A, "Risk Factors," of this Form 10-Q and Item 1A, "Risk Factors," of the Company's 2020 Annual Report on Form 10-K, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Overview

Executive Summary

Net income for the three months ended March 31, 2021 amounted to $10.4 million, or $0.86 per diluted share, compared to $4.0 million, or $0.34 per diluted share, for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 was driven primarily by an increase in net interest income and a decrease in the provision for credit losses, partially offset by an increase in non-interest expense.

Over the last twelve months, total assets, total loans and total customer deposits increased 26%, 16%, and 28%, respectively, compared to March 31, 2020, with loan growth principally coming from PPP loans, which also positively impacted deposit growth. As of March 31, 2021, total core assets increased 12% while total core loans decreased 2% compared to March 31, 2020. Deposit growth additionally benefited from government stimulus checks and customers proactively building liquidity in response to the economic uncertainty caused by the pandemic. We anticipate that as the majority of outstanding PPP loans are forgiven or paid off, which we believe will occur principally during the remainder of 2021, and as customers spend down their PPP funds, that we will likely experience a reduction in assets, loans, and deposits.

Overall, the Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, digital evolution, and both new and existing branches. Our 26th branch located in North Andover, Massachusetts opened on January 4, 2021 and our 27th branch located in Londonderry, New Hampshire is expected to open in early 2022.

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

The Company activated its pandemic response team in March 2020 in response to the emergence of the pandemic and has continued to adjust its operations as the pandemic has evolved. For updated information on business and operating changes impacting customers, please visit our website at www.Enterprisebanking.com.

Paycheck Protection Program

The PPP was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the Small Business Administration ("SBA") in order to provide loans to help businesses keep their workforce employed during the COVID-19 Pandemic. The PPP allowed entities to apply for a 1.00% interest rate loan with payments generally deferred until the date the lender receives the forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the borrower meets certain conditions. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

As of March 31, 2021, the Company had 3,150 PPP loans outstanding with a principal balance of $496.5 million and deferred SBA fees of $12.3 million. The Company anticipates the majority of the deferred SBA fees to be recognized as the PPP loans are forgiven by the SBA or paid off in 2021.

Accounting Implications

As allowed under the CARES Act, the Company delayed the adoption of the FASB's Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, including the current expected credit losses (“CECL”) in 2020. In the first quarter of 2021, the Company adopted the CECL methodology for estimating the allowance for credit losses ("ACL"). The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate.

The adoption of CECL resulted in the Company recording a net cumulative-effect adjustment, effective January 1, 2021, that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the ACL for unfunded commitments (included in other liabilities) increased by $2.4 million.

The Company also suspended TDR accounting as permitted under the CARES Act beginning in the first quarter of 2020 for certain short term loan modifications. This election primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020 as long as those loans were current, and risk rated as “pass” as of December 31, 2019.

Credit Quality

At March 31, 2021, the Company determined the ACL using the CECL methodology. The ACL for loans to total loan ratio was 1.60% at March 31, 2021, compared to 1.45% at December 31, 2020 and 1.48% at March 31, 2020 under the incurred loss model. Excluding PPP loans, which are fully guaranteed by the SBA, the ACL for loans to total loan ratio was 1.90% at March 31, 2021. Total ACL for unfunded commitments amounted to $2.5 million at March 31, 2021.

Net charge-offs for the quarters ended March 31, 2021 and December 31, 2020 amounted to $1.8 million and $1.4 million, respectively, compared to net recoveries of $3 thousand for the quarter ended March 31, 2020. The net charge-offs for the quarter ended March 31, 2021, related primarily to an individually evaluated commercial real estate loan, which was fully reserved in late 2020. The charge-off resulted in the loan being recorded at the estimated fair value less cost to sell the underlying collateral. The Company transferred the property to other real estate owned (“OREO”) in April 2021 by accepting the deed in-lieu of foreclosure.

As of March 31, 2021, short-term payment deferrals due to the COVID-19 pandemic remained active on 29 loans, amounting to $38.2 million, or 1.46%, of total core loans, compared to 47 loans amounting to $46.7 million, or 1.78%, of total core loans, as of December 31, 2020. As of April 30, 2021, the balance of loans with a short-term payment deferral was reduced to 0.66% of total core loans. As permitted under the CARES Act and extended by the Consolidated Appropriations Act, 2021, these short-term deferrals are not included in "Trouble Debt Restructurings" disclosures, within the Form 10-Q.

Non-performing assets are comprised of non-accrual loans and OREO. The Company had no OREO at March 31, 2021, December 31, 2020 or March 31, 2020. As noted above, in April of 2021, the Company transferred a commercial office building with a net book value of $2.4 million to OREO. Non-performing assets to total core assets amounted to 0.94% at March 31, 2021, compared to 1.07% and 0.47% at December 31, 2020 and March 31, 2020, respectively.

Non-performing loans to total core loans amounted to 1.36% at March 31, 2021, compared to 1.45% and 0.59% at December 31, 2020 and March 31, 2020, respectively. The increase at March 31, 2021, compared to March 31, 2020, was due to credit downgrades partially offset by payoffs, credit upgrades and charge-offs since the prior period. Credit downgrades included three commercial relationships which became non-accrual in the fourth quarter of 2020 and are in industries that have been highly impacted by the pandemic. One of these relationships had a charge-off of $1.8 million during the quarter ended March 31, 2021, which largely accounted for the decrease compared to December 31, 2020. This relationship was transferred to OREO in April 2021.

Financial Strength & Stability

The Bank is designated as “well capitalized” by the Federal Deposit Insurance Corporation ("FDIC") and has collateralized lines of credit at both the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank of Boston ("FRB"). We also have established access to the FRB's PPP Liquidity Facility ("PPPLF") if we pledge PPP loans as collateral.

Total capital to risk weighted assets ratio for the Company. on a consolidated basis was 14.28% at March 31, 2021 compared to 14.62% and 11.61% at December 31, 2020 and March 31, 2020, respectively. The decrease in the Company's Total Regulatory Capital since December 31, 2020 primarily reflects the March 31, 2021 redemption of $15.0 million in fixed-to-floating rate subordinated notes issued in January 2015 and due in January 2030. The subordinated notes were classified as Tier 2 capital for the Company and Tier 1 capital was not impacted by the redemption. Additionally, Total Regulatory Capital and Tier 1 Capital were impacted by the $6.5 million deduction from the adoption of CECL, offset by net income less dividends paid.

The increase in the Company's Total Regulatory Capital to risk weighted asset ratio since March 31, 2020 reflects primarily the Company’s issuance of $60.0 million in fixed-to-floating rate subordinated notes in July 2020. The July 2020 notes were classified as Tier 2 regulatory capital for the Company and did not impact the Company's Tier 1 capital ratios. Additionally, the Total Regulatory Capital and Tier 1 Capital ratios increased over the period from growth in net income less dividends paid, and from low core loan growth during the period. Despite the increase in Tier 1 capital, the Company's Tier 1 capital to average assets ratio did not increase due to average asset growth from PPP loans, which are excluded from the risk weighted capital ratios. As the Company has not had the need to pledge PPP loans for PPPLF advances, the PPP loans are included in the Tier 1 leverage ratio and have reduced that ratio accordingly.

Composition of Earnings

The Company's earnings are largely dependent on its net interest income, which is primarily the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings). Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin ("net interest margin" or "margin"). Margin presented on a tax equivalent basis by factoring in adjustments associated with interest income on tax exempt loans and investments is referred to as tax equivalent net interest margin ("T/E margin").

Net interest income for the three months ended March 31, 2021 amounted to $34.7 million, an increase of $4.8 million, or 16%, compared to the three months ended March 31, 2020. The increase in net interest income was due largely to interest-earning asset growth, primarily in PPP loans, and lower deposit interest expense, partially offset by an increase in subordinated debt interest expense. For the three months ended March 31, 2021, net interest income included $1.1 million in PPP interest income and $4.9 million in PPP related SBA fee income.

Average loan balances (including loans held for sale) increased $468.7 million, or 18%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Average balances, excluding PPP loans, have remained relatively unchanged compared to the three months ended March 31, 2020. T/E margin was 3.62%, 3.49%, and 3.89% for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively. The change in net interest margin for the three months ended March 31, 2021 compared to March 31, 2020, resulted primarily from lower interest rates and interest-earning asset yields declining more than the cost of funds.
Margin for the three months ended March 31, 2021 and December 31, 2020 was positively impacted by accelerated SBA fee income on PPP loan forgiveness and negatively impacted by large interest-earning deposit balances, which consists primarily of short-term, overnight balances held at the FRB. PPP loan forgiveness amounted to approximately $153.0 million and $46.6 million for the three months ended March 31, 2021 and December 31, 2020, respectively, resulting in higher margin for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. The quarterly average interest-earning deposit balance was $279.8 million, $303.7 million and $35.5 million for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively. The increase in the March 31, 2021 and December 31, 2020 periods compared to the March 31, 2020 period resulted primarily from increases in customer deposit balances and to a lesser extent funds received from PPP loan forgiveness by the SBA. Adjusted net interest margin, excluding PPP loans and average interest-earning deposit balances, was 3.68%, 3.76%, and 3.92% for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

The re-pricing frequency of the Company's assets and liabilities are not identical and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as "interest-rate risk" and is reviewed in more detail in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q and in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company's 2020 Annual Report on Form 10-K.
For the three months ended March 31, 2021, the provision for credit losses amounted to $680 thousand, compared to $6.1 million for the three months ended March 31, 2020. The provision for the quarter ended March 31, 2021 consisted of $610 thousand and $70 thousand for the ACL for loans and unfunded commitments, respectively. The provision related to the ACL for loans resulted from an increase in specific reserves and a change in loan mix, partially offset by a slight decrease in core loans during the period. The provision for the prior year quarter reflected increases in reserves related to the impact of COVID-19 and from an increase in impaired loan reserves.

Non-interest income for the three months ended March 31, 2021, amounted to $4.3 million, an increase of $101 thousand, or 2%, compared to the three months ended March 31, 2020. Quarter-to-date non-interest income increased in 2021 due primarily to increases in wealth management fees and gains on equity investment fair values, partially offset by a decrease in loan derivative fees. The latter two items are included in other income.
Non-interest expense for the three months ended March 31, 2021, amounted to $24.7 million, an increase of $2.0 million, or 9%, compared to the three months ended March 31, 2020. The increase in non-interest expense was impacted by the loss of $713 thousand on the early redemption of $15.0 million in 6.00% fixed-to-floating rate subordinated notes issued in January 2015 and due in January 2030 ("the "January 2015 Notes"). The loss on the extinguishment of subordinated debt consisted of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs. Other increases in non-interest expense in the first quarter of 2021 related primarily to the Company’s strategic growth initiatives, particularly salaries and employee benefits, and to a lesser extent occupancy, technology and telecommunications expenses.

Sources and Uses of Funds
The Company's primary sources of funds are customer deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities. The Company may also, from time to time, utilize brokered deposits, overnight borrowings from correspondent banks and borrowings from the FRB. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan (the "DRSPP") or exercise of stock options, and occasionally the issuance of debt securities or common stock. The Company's sources of funds are intended to be used to conduct operations and to support growth, by funding loans, and investing in securities, to expand the branch network, and to pay dividends to stockholders.

Total assets amounted to $4.26 billion at March 31, 2021, compared to $4.01 billion at December 31, 2020, an increase of $$243.4 million, or 6%. Total core assets have increased $202.3 million, or 6%, since December 31, 2020. The increase in the Company’s total assets since December 31, 2020, is related primarily to the increase in interest-earning deposits of $187.6 million. Total interest-earning deposits, which consists primarily of short-term, overnight balances held at the FRB, amounted to $400.8 million at March 31, 2021 compared to $213.1 million at December 31, 2020. The increase relates primarily to increases in customer deposit balances, and to a lesser extent, funds received from the SBA for PPP loan forgiveness.

The investment portfolio is used primarily to provide liquidity, manage the Company's asset-liability position and to invest excess funds providing additional sources of revenue. Total investments at fair value, a component of interest-earning assets, amounted to $602.5 million at March 31, 2021, an increase of $19.4 million, or 3%, since December 31, 2020. Total investments at fair value comprised 14% and 15% of total assets at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, total investments at fair value comprised 16% of total core assets.

The Company's main asset strategy is to grow loans, the largest component of interest-earning assets, with a focus on high quality commercial lending relationships. Total loans, comprising 73% of total assets at March 31, 2021 and 77% at December 31, 2020, amounted to $3.11 billion at March 31, 2021, compared to $3.07 billion at December 31, 2020, an increase of $35.5 million, or 1%, due largely to PPP loan growth. The total loan to total assets ratio has decreased at March 31, 2021 compared to December 31, 2020 due primarily to the increase in short-term, overnight balances indicated above. Total core loans, comprising 70% of total core assets at March 31, 2021 and 74% at December 31, 2020, remained relatively unchanged compared to December 31, 2020. Total commercial loans amounted to $2.77 billion, or 89% of total loans, at March 31, 2021, consistent with the December 31, 2020 percentage of total loans. Total core commercial loans amounted to $2.29 billion, or 87% of total core loans, at March 31, 2021, consistent with the December 31, 2020 percentage of total core loans.

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

At March 31, 2021, customer deposits (total deposits excluding brokered deposits) amounted to $3.74 billion, or 88% of total assets, compared to $3.48 billion, or 87% of total assets, at December 31, 2020. Since December 31, 2020, customer deposits increased $264.9 million, or 8%. Management believes the deposit growth since December 31, 2020 was due in large part to customers depositing funds received from PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic. See "Deposits" under "Financial Condition" contained in this Item 2 of this Form 10-Q for a further breakdown of deposit growth.

Wholesale funding, which may be comprised of brokered deposits and FHLB advances, amounted to $83.6 million at March 31, 2021, compared to $79.8 million at December 31, 2020, an increase of $3.9 million, or 5%. At March 31, 2021 and December 31, 2020, wholesale funding was comprised primarily of brokered deposits. See "Borrowed Funds," "Wholesale Funding," and "Derivatives and Hedging Activities" under "Financial Condition" contained in this Item 2 of this Form 10-Q for additional information on the Company's borrowings and wholesale funding strategies at March 31, 2021.

On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate subordinated notes. These notes, with an initial fixed rate of 5.25%, are due in 2030 and redeemable at the option of the Company beginning on or after July 15, 2025. On March 31, 2021, the Company redeemed the January 2015 Notes. The notes were due in 2030 and redeemable at a premium beginning on or after January 30, 2020, at the option of the Company. The early redemption of the January 2015 Notes resulted in a loss on the extinguishment of subordinated debt of $713 thousand which consisted of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs. The Company anticipates annual pre-tax savings of approximately $900 thousand from the redemption of the January 2015 Notes. Subordinated debt (net of deferred issuance costs) amounted to $58.9 million at March 31, 2021, compared to $73.7 million at December 31, 2020.

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
Certain non-GAAP measures provided in this form 10-Q exclude the outstanding balance of PPP loans that the Company began originating in April 2020, and which are expected to be short-term in nature. We refer to any balance, ratio or measure that excludes PPP loans as “core.” The Company normalized for this activity by excluding PPP loans from the calculations below in order to provide a more informative analysis of results.

The following table summarizes the reconciliation of GAAP items to non-GAAP items related to the impact of PPP loans on total loans and assets:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Total loans (GAAP)	$3,109,360	$3,073,860
Adjustment: PPP loans	(496,457)	(453,084)
Adjustment: Deferred PPP fees	12,282	10,014
Total loans (non-GAAP)	$2,625,185	$2,630,790

Total assets (GAAP)	$4,257,761	$4,014,324
Adjustment: PPP loans	(496,457)	(453,084)
Adjustment: Deferred PPP fees	12,282	10,014
Total assets (non-GAAP)	$3,773,586	$3,571,254

Additional non-GAAP measures provided in this Form 10-Q exclude the impact of PPP loans and interest-earning deposits, which have abnormally impacted margin over the past several quarters. Customer deposit growth has benefited from government stimulus checks and customers proactively building liquidity in response to the economic uncertainty caused by the pandemic. This deposit inflow has in turn increased our liquidity held as short-term interest-earning deposits. We refer to any balance, ratio or measure that excludes the impact of PPP loans and interest-earning deposits as “adjusted.” The Company has normalized for this activity in order to provide a more meaningful comparison to prior periods.

The following table summarizes the reconciliation of GAAP items to non-GAAP items related to the impact of PPP loans and interest-earning deposits on margin:

	Three months ended	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
ADJUSTED INTEREST-EARNING ASSETS
Total average interest-earning assets (GAAP)	$3,924,153	$3,940,679	$3,127,401
Adjustment: Average PPP loans, net	(452,813)	(481,012)	—
Adjustment: Average interest-earning deposits	(279,796)	(303,745)	(35,538)
Total adjusted average interest-earning assets (non-GAAP)	$3,191,544	$3,155,922	$3,091,863

ADJUSTED INTEREST INCOME
Interest income (tax equivalent) (GAAP)	$37,454	$37,314	$35,307
Adjustment: PPP income	(6,013)	(4,685)	—
Adjustment: Interest on interest-earning deposits	(68)	(71)	(93)
Adjusted interest income (tax equivalent) (non-GAAP)	$31,373	$32,558	$35,214

ADJUSTED NET INTEREST MARGIN
Net interest margin (tax equivalent) (GAAP)	3.62%	3.49%	3.89%
Adjustment: PPP effect(1)	(0.23)%	(0.05)%	—%
Adjustment: Interest-earning deposits effect(2)	0.29%	0.32%	0.03%
Adjusted net interest margin (tax equivalent) (non-GAAP)	3.68%	3.76%	3.92%
_________________________________________
(1)PPP loan adjustments include an elimination of average PPP loans, net of deferred SBA fees, as well as interest income on PPP loans and related SBA fee accretion, included in interest income.
(2)Interest-earning deposit adjustments include an elimination of average interest-earning deposits, as well as interest income on interest-earning deposits, included in interest income.

Culture and Organic Growth Strategy

Management's present priorities continue to be the safety and wellness of our team members and customers and on managing through the pandemic and its economic impact. Looking beyond the pandemic, management is focused on long-term strategic growth initiatives, including investments in employee training and development, fostering diversity and inclusion, cultivating strong community relationships in all markets that we serve, loan growth funded by customer deposits, technology and digital evolution, branch evolution and market expansion.

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

The Company's banking professionals are dedicated to upholding the Company's core values, including significant and active involvement in many charitable and civic organizations, and community development programs throughout our service area. This long-held commitment to community not only contributes to the welfare of the communities we serve, but it also helps to fuel the local economy, creating new businesses and jobs, and has led to a strong referral network with local businesses, non-profit organizations, and community leaders.

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

The Company has an ongoing commitment to use scalable technology and digitization to continually improve the customer experience as well as internal efficiencies and productivity. As part of the Company's digital evolution strategy, new technology-driven products, services, delivery channels, and process automation are regularly introduced. These investments have proved invaluable in keeping our business operating efficiently and effectively for our customers during the pandemic.

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
The Company also continually looks to develop new branch locations within, and to complement, our existing footprint. In January 2021, the Company opened its 26th branch in North Andover, Massachusetts and anticipates opening its 27th branch that will be located in Londonderry, New Hampshire in early 2022. The Company is also relocating its Lawrence, Massachusetts branch this summer within the same building to the end unit to provide for a drive-up window and drive-up ATM and will also move from its temporary Lexington, Massachusetts location later this year to a prime location in the Lexington downtown area where it will have dedicated parking and a vestibule for an ATM and night-time deposit drop.
While management recognizes that such investments increase expenses in the short term, Enterprise believes that such initiatives are a critical investment in the long-term growth and earnings potential of the Company and will help the Company to capitalize on market opportunities. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches, a delay in the timeline for such initiatives due to the current pandemic, or other reasons, and/or lower than expected adoption rates or income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.
Financial Condition

Total assets increased $243.4 million, or 6%, since December 31, 2020 to $4.26 billion at March 31, 2021. Total core assets have increased $202.3 million, or 6%, since December 31, 2020. The balance sheet composition and changes since December 31, 2020 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $187.5 million since December 31, 2020. At March 31, 2021, cash and cash equivalents amounted to 10% of total assets, compared to 6% of total assets at December 31, 2020. While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers are generally maintaining higher liquidity in response to the pandemic and have increased cash balances since December 31, 2020.

Investments

At March 31, 2021, the fair value of the investment portfolio amounted to $602.5 million, an increase of $19.4 million, or 3% since December 31, 2020. The investment portfolio at fair value represented 14% and 15% of total assets at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, and December 31, 2020, the investment portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

See also Note 2, "Investment Securities," and Note 14, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 in this Form 10-Q above for further information regarding the Company's unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which an ACL for available-for-sale securities or impairment has or has not been recognized, investments pledged as collateral, and the Company's fair value measurements for investments.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$—	—%	$—	—%	$1,006	0.2%
Residential federal agency MBS(1)	235,556	39.2%	215,975	37.1%	188,713	37.3%
Commercial federal agency MBS(1)	112,787	18.7%	110,194	18.9%	116,813	23.1%
Municipal securities taxable	143,454	23.9%	144,407	24.8%	87,874	17.4%
Municipal securities tax exempt	93,714	15.6%	95,451	16.4%	96,544	19.1%
Corporate bonds	10,626	1.8%	11,276	1.9%	14,265	2.8%
Subordinated corporate bonds	5,127	0.8%	5,000	0.9%	—	—%
CDs(2)	—	—%	—	—%	456	0.1%
Total debt securities	$601,264	100.0%	$582,303	100.0%	$505,671	100.0%
__________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae ("GNMA"), a wholly owned government entity.
(2)CDs represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency MBS categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $23.3 million, $18.7 million, and $23.7 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
During the three months ended March 31, 2021, the Company purchased $55.6 million in debt securities. The Company had principal pay downs, calls and maturities totaling $22.0 million during the three months ended March 31, 2021.

During the three months ended March 31, 2021, management sold debt securities with an amortized cost of approximately $2.9 million realizing net gains on sales of $128 thousand.

Net unrealized gains on the debt securities portfolio amounted to $19.9 million at March 31, 2021, compared to $31.1 million at December 31, 2020 and $23.0 million at March 31, 2020. The Company attributes the decrease in net unrealized gains as compared to December 31, 2020 to an increase in market yields.

Unrealized gains or losses on debt securities are carried on the Consolidated Balance Sheet and will be recognized in the Consolidated Statements of Income if the investments are sold. An ACL for available-for sale securities would be recorded, with a related charge to earnings, if the Company does not expect to recover the entire amortized cost basis of the security, limited by the amount of the fair value of the security less its amortized cost. At March 31, 2021, management has concluded that no ACL for available-for-sale securities was considered necessary. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a charge to earnings.

See Note 1, Item (c), "Recent Accounting Pronouncements" and Note 2 "Investment Securities" in this Form 10-Q for additional information.

Equity Securities

The Company held equity securities with a fair value of $1.2 million at March 31, 2021, $746 thousand at December 31, 2020, and $588 thousand at March 31, 2020. During the three months ended March 31, 2021, the Company recorded net gains on equity securities in the Consolidated Statements of Income of $84 thousand, compared to net losses of $198 thousand for the three months ended March 31, 2020, due in both periods primarily to fair market value adjustments stemming from fluctuations in market prices of securities held. The amount recognized related to equity securities in "Other income" is dependent primarily on the amount of dollars invested in equities and the magnitude of changes in equity market values.

Federal Home Loan Bank Stock

The Bank is required to purchase stock of the FHLB at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. The Company's investment in FHLB stock was $2.0 million at March 31, 2021, $1.9 million at December 31, 2020 and $5.6 million at March 31, 2020.

See Note 1, "Summary of Significant Accounting Policies," under Item (d) "Restricted Cash and Investments," to the Company's audited consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K for further information regarding the Company's investment in FHLB stock.

Loans

The total loan to total assets ratio has decreased at March 31, 2021 compared to December 31, 2020 because of the increase in short-term, overnight balances indicated above in Cash and Cash Equivalents. Total loans represented 73% of total assets at March 31, 2021 and 77% of total assets at December 31, 2020. Total core loans represented 70% and 74% of total core assets at March 31, 2021 and December 31, 2020, respectively. Total loans increased $35.5 million, or 1%, compared to December 31, 2020, and increased $425.4 million, or 16%, since March 31, 2020. PPP loan production, which began in April 2020, accounted for $484.2 million in growth through March 31, 2021. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to 87% of total core loans at March 31, 2021 and December 31, 2020.

Since March 31, 2020, there has been a slight shift within the commercial loan mix as commercial and industrial loans have decreased from 20% of total core loans to 16%, while commercial real estate increased from 54% to 58% of total core loans.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans(1):

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,516,287	48.8%	$1,476,236	48.0%	$1,440,240	53.7%
Commercial and industrial	417,436	13.4%	435,548	14.2%	537,638	20.0%
Commercial construction	353,855	11.4%	371,856	12.1%	344,193	12.8%
SBA PPP loans	484,175	15.5%	443,070	14.4%	—	—%
Total commercial loans	2,771,753	89.1%	2,726,710	88.7%	2,322,071	86.5%
Residential mortgages	247,591	8.0%	252,995	8.2%	254,215	9.5%
Home equity	81,437	2.6%	85,178	2.8%	97,453	3.6%
Consumer	8,579	0.3%	8,977	0.3%	10,188	0.4%
Total retail loans	337,607	10.9%	347,150	11.3%	361,856	13.5%
Total loans	3,109,360	100.0%	3,073,860	100.0%	2,683,927	100.0%
Allowance for credit losses	(49,899)		(44,565)		(39,764)
Net loans	$3,059,461		$3,029,295		$2,644,163
__________________________________________
(1) Upon the adoption of CECL, the Company includes deferred fees as part of the portfolio classification balance to align with the CECL presentation. Prior periods have been adjusted in this table.

As of March 31, 2021, commercial real estate loans increased $40.1 million, or 3%, compared to December 31, 2020, and increased $76.0 million, or 5%, compared to March 31, 2020. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of March 31, 2021, commercial and industrial loan balances decreased by $18.1 million, or 4%, compared to December 31, 2020 and decreased $120.2 million, or 22%, compared to March 31, 2020. The decrease reflects a decline in line utilization on revolving lines as business customers made use of alternative government sponsored funding sources and declines in business activity as a result of the pandemic, as well as general pay downs, maturities and reduction in originations. These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing, and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the SBA under various long-established programs (see below regarding the SBA PPP loan portfolio). Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $18.0 million, or 5%, since December 31, 2020, and increased $9.7 million, or 3%, compared to March 31, 2020. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

As previously noted in the "Overview" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the PPP was established by the CARES Act and implemented by the SBA. The PPP began early April 2020 and its expiration was extended to May 31, 2021. PPP loans may be partially or fully forgiven by the SBA if certain criteria are met. The PPP loans carry an interest rate of 1.00% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be either 2 or 5 years. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

Total retail loan balances decreased by $9.5 million, or 3%, since December 31, 2020, and decreased $24.2 million, or 6.7%, since March 31, 2020. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

At March 31, 2021, commercial loan balances participated out to various banks amounted to $67.2 million, compared to $65.3 million at December 31, 2020, and $82.2 million at March 31, 2020. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $77.0 million, $77.1 million and $101.0 million at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form
10-Q for information on loans serviced for others and loans pledged as collateral.

Credit Risk

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate. The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry, relationship size, and source of repayment, and through sound underwriting practices and the credit risk management function; however, management recognizes that credit losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

Non-performing assets are comprised of non-accrual loans and OREO. The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for credit losses. The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers. Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company's level of non-performing assets in the future.

Section 4013 of the CARES Act provides financial institutions the option to suspend TDR accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the earlier of (i) January 1, 2022 (as amended by the Consolidated Appropriations Act, 2021), or (ii) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company has elected to suspend TDR accounting in accordance with the CARES Act, which impacts primarily financial statement disclosure, for loans that have had a short-term payment deferral related to the pandemic, as long as those loans were current and risk rated as “pass” as of December 31, 2019.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance due to the impact of the pandemic. As of March 31, 2021, short-term payment deferrals due to the COVID-19 pandemic remained active on 29 loans, amounting to $38.2 million, or 1.46%, of total core loans, compared to 47 loans amounting to $46.7 million, or 1.78%, of total core loans, as of December 31, 2020. As of April 30, 2021, the balance of loans with a short-term payment deferral was reduced to 0.66% of total core loans. The majority of the active deferrals are loans that were granted subsequent deferrals after the initial three-month deferral period ended. These loans continue to accrue interest in accordance with their initial terms and are not reported as TDR notes.

Management is closely monitoring all deferrals and loans that have recently completed their deferral period and returned to regular payments. These loans are generally secured by real estate, usually have personal guarantees and typically are managed by experienced operators. The Company will continue to maintain frequent contact with our commercial customers and to closely evaluate the effect on credit quality across all industry sectors in our diversified loan portfolio as the results of the pandemic unfold in future quarters. The credit quality of our loans could be further impacted, by the pandemic or otherwise, and additional provisions may be necessary.

Asset Quality

Certain prior period figures have been adjusted to include "special mention" rated loans in the adversely classified loan balance to be consistent with the 2021 CECL presentation.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Non-accrual loan summary:
Commercial real estate	$27,193	$29,680	$8,605
Commercial and industrial	4,735	4,574	2,942
Commercial construction	2,945	2,999	2,831
SBA PPP loans	—	—	—
Residential	398	414	394
Home equity	358	381	1,014
Consumer	1	2	15
Total non-performing loans	35,630	38,050	15,801
OREO	—	—	—
Total non-performing assets	$35,630	$38,050	$15,801
Total loans	$3,109,360	$3,073,860	$2,683,927
Accruing TDR loans not included above	$9,534	$10,268	$12,204
Delinquent loans 60-89 days past due and still accruing	$1	$316	$1,224
Loans 60-89 days past due and still accruing to total loans	—%	0.01%	0.05%
Adversely classified loans to total loans	2.34%	2.45%	2.10%
Non-performing loans to total loans	1.15%	1.24%	0.59%
Non-performing assets to total assets	0.84%	0.95%	0.47%
Allowance for credit losses for loans	$49,899	$44,565	$39,764
Allowance for credit losses for loans to non-performing loans	140.05%	117.12%	251.65%
Allowance for credit losses for loans to total loans	1.60%	1.45%	1.48%

As of March 31, 2021, the ratio of adversely classified loans to total core loans was 2.77%, the non-performing loans to total core loans ratio was 1.36% and the non-performing assets to total core assets ratio was 0.94%. Additionally, the ACL for loans to total core loans ratio was 1.90% at March 31, 2021. Total core loans exclude PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA.

The majority of non-accrual loans were also carried as adversely classified during the periods presented. At March 31, 2021, December 31, 2020, and March 31, 2020 the Company had adversely classified loans (loans carrying "special mention," "substandard," "doubtful" or "loss" classifications) amounting to $72.6 million, $75.3 million, and $56.4 million, respectively. The increase at March 31, 2021, compared to March 31, 2020, was due to credit downgrades, primarily in the fourth quarter of 2020, partially offset by payoffs, credit upgrades and charge-offs since the prior period. Credit downgrades included three commercial relationships which became non-accrual in the fourth quarter of 2020 and are in industries that have been highly impacted by the pandemic. One of these relationships had a charge-off of $1.8 million during the quarter ended March 31, 2021, which largely accounted for the decrease compared to December 31, 2020. This relationship was transferred to OREO in April 2021. The other two relationships, which remain on non-accrual, began making payments in April 2021. One relationship began making principal and interest payments and the other began making interest only payments. Total adversely classified loans amounted to 2.34% of total loans at March 31, 2021, compared to 2.45% at December 31, 2020, and 2.10% at March 31, 2020.

Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $37.2 million at March 31, 2021 and $37.4 million at December 31, 2020. The remaining balances of adversely classified loans were non-accrual loans, amounting to $35.4 million at March 31, 2021 and $37.9 million at December 31, 2020. Non-accrual loans that were not adversely classified amounted to $182 thousand and $137 thousand at March 31, 2021 and December 31, 2020, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total individually evaluated collateral dependent loans amounted to $44.3 million and $48.3 million at March 31, 2021 and December 31, 2020, respectively. Total accruing collateral dependent loans amounted to $9.4 million and $10.3 million at March 31, 2021 and December 31, 2020, respectively, while non-accrual collateral dependent loans amounted to $34.9 million and $38.0 million as of March 31, 2021 and December 31, 2020, respectively.

In management's opinion, the majority of collateral dependent loan balances at March 31, 2021 and December 31, 2020 were supported by the net realizable value of the underlying collateral. Based on management's collateral assessment at March 31, 2021, collateral dependent loans totaling $24.3 million required no specific reserves and loans totaling $20.0 million required specific reserve allocations of $4.0 million. At December 31, 2020, collateral dependent loans totaling $23.4 million required no specific reserves and loans totaling $24.9 million required specific reserve allocations of $6.2 million. The decrease in specific reserves since December 31, 2020 was due primarily to the charge-off of one commercial real estate relationship noted above, partially offset by new credit downgrades, for which management determined that the additional provisions were necessary based on a review of underlying collateral values, individual business circumstances, and credit metrics. Management closely monitors all individually evaluated relationships for the individual business circumstances, and underlying collateral or credit deterioration to determine if additional reserves are necessary.

Total TDR loans as of March 31, 2021 and December 31, 2020 were $17.5 million and $17.7 million, respectively. TDR loans on accrual status amounted to $9.5 million and $10.3 million at March 31, 2021 and December 31, 2020, respectively. TDR loans included in non-accrual loans amounted to $8.0 million at March 31, 2021 and $7.5 million at December 31, 2020. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

ACL for Loans

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate. The Company seeks to lessen its credit risk exposure by managing its loan portfolio to avoid concentration by industry, relationship size and source of repayment, and through sound underwriting practices and the credit risk management function; however, management recognizes that credit losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

On January 1, 2021, the Company adopted CECL under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the ACL for unfunded commitments (included in other liabilities) increased by $2.4 million. Prior to 2021, the Company measured the allowance under the incurred loss method.

The ACL for loans to total loans ratio was 1.60% at March 31, 2021, 1.45% at December 31, 2020, and 1.48% at March 31, 2020. The ACL for loans to total core loan ratio was 1.90% at March 31, 2021.

There have been no material changes to the Company's underwriting practices or credit risk management system used to estimate credit loss exposure. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2020 Annual Report on Form 10-K.

ACL for Loans Methodology

The CECL methodology requires early recognition of credit losses using an estimated lifetime credit loss measurement that takes into consideration reasonable and supportable forecasts in the estimate. Arriving at an appropriate level of ACL for loans involves a high degree of management judgement. The ACL for loans is established through a provision for credit losses, a direct charge to earnings. Loan losses are charged against the ACL for loans when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.
The Company uses a systematic methodology to measure the amount of estimated loan losses. The methodology uses a two-tiered approach that makes use of specific reserves for loans individually evaluated and general reserves for larger groups of homogeneous loans, segmented by loan type and internal risk rating, and collectively evaluated relying on a combination of qualitative and quantitative factors that may affect credit quality of the pool.
On a quarterly basis, the Company determines an estimate of the ACL for loans necessary to cover expected credit losses as of the specified balance sheet dates. The adequacy of the ACL for loans is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the Company's Board of Directors (the "Board") and the full Board.
While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, including: the risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent loans and non-performing loans; impaired and restructured loans; the level of foreclosure activity; net charge-offs; commercial concentrations by industry and property type and by real estate location; the growth and composition of the loan portfolio; as well as trends in the general levels of these indicators. In addition, management monitors expansion in geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region as well as for changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate, real estate values, commercial vacancy rates and other relevant factors. Management also performs a qualitative assessment beyond model estimates, and applies qualitative adjustments as management deems necessary.

The Company uses a systematic methodology to measure the amount of estimated loan losses. The methodology uses a two-tiered approach that applies specific reserves for loans individually evaluated and general reserves for larger groups of non-adversely classified homogeneous loans, segmented by loan type and for adversely classified loans not individually evaluated, segmented by internal risk rating.

Loans collectively evaluated

Loans that share risk characteristics are evaluated on a pool basis. Management has segmented the loan portfolio for groups of loans with similar risk characteristics by loan type for non-adversely classified loans and by internal risk rating for adversely classified loans not individually evaluated. The general loss allocation factors consider the quantitative historic loss experience, qualitative or environmental factors such as those identified above, as well as regulatory guidance and industry data.

The Company uses a two-year reasonable and supportable forecast that considers a weighted average of various economic results. For periods beyond the forecast period, the Company reverts immediately to historical loss rates.

Loans individually evaluated

Loans individually evaluated consist primarily of loans which management considers it probable that not all amounts due (principals and interest) will be collected in accordance with the original contractual terms and loans designated as TDRs and to a lesser extent, if applicable, loans that management deems as individually significant or with unique risk characteristics or for some other reason based on management’s judgement. Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

ACL for unfunded commitments

CECL also applies to off-balance sheet credit exposure for unfunded commitments (commitments to originate loans and additional funding commitments, standby letters of credit, financial guarantees and other similar investments) that are not unconditionally cancellable. The ACL for unfunded commitments is classified with "Accrued expenses and other liabilities" on the Company's Consolidated Balance Sheet. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

Based on the foregoing, management believes that the Company's ACL for loans and unfunded commitments is adequate as of March 31, 2021.

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$44,565	$33,614

Day one CECL adjustment	6,560	—
Provision for credit losses for loans	610	6,147
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	55	107
Commercial construction	—	—
SBA PPP loans	—	—
Residential mortgages	—	—
Home equity	5	3
Consumer	1	10
Total recovered	61	120
Charged-off loans
Commercial real estate	1,825	—
Commercial and industrial	70	105
Commercial construction	—	—
SBA PPP loans	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	2	12
Total charged-off	1,897	117

Net loans charged-off (recovered)	1,836	(3)
Ending balance	$49,899	$39,764
Annualized net loans charged-off to average loans outstanding	0.24%	—%

ACL for unfunded commitments

The Company’s ACL for unfunded commitments amounted to $2.5 million as of March 31, 2021 and the associated provision was $70 thousand for the three months ended March 31, 2021.

See Note 4, "Allowance for Credit Losses for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the ACL for loans and credit quality.

Other real estate owned

The Company had no OREO at March 31, 2021, December 31, 2020, or March 31, 2020. There were no OREO additions during the three months ended March 31, 2021 or the three months ended March 31, 2020. There were no sales, or subsequent write downs of OREO during the three months ended March 31, 2021 or the three months ended March 31, 2020. The Company transferred one loan with a net book value of $2.4 million to OREO in April 2021.

Deposits

Total deposits as a percentage of total assets were 90% at March 31, 2021 and 88% at December 31, 2020.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$1,297,973	34.0%	$1,164,908	32.8%	$858,718	29.4%
Interest-bearing checking	630,961	16.5%	599,630	16.9%	492,313	16.9%
Total checking	1,928,934	50.5%	1,764,538	49.7%	1,351,031	46.3%

Savings	284,006	7.4%	256,347	7.2%	205,367	7.1%
Money markets	1,292,756	33.9%	1,210,414	34.1%	1,054,344	36.2%
Total savings/money markets	1,576,762	41.3%	1,466,761	41.3%	1,259,711	43.3%

CDs	235,450	6.2%	244,969	6.9%	302,108	10.4%
Total customer deposits	3,741,146	98.0%	3,476,268	97.9%	2,912,850	100.0%

Brokered deposits	75,015	2.0%	74,995	2.1%	—	—%
Total deposits	$3,816,161	100.0%	$3,551,263	100.0%	$2,912,850	100.0%

As of March 31, 2021, customer deposits increased $264.9 million, or 8%, since December 31, 2020, and $828.3 million, or 28%, since March 31, 2020. Since December 31, 2020, the largest growth occurred in checking accounts and to a lesser extent money markets. Management believes the deposit growth since December 31, 2020 was due in large part to customers depositing funds received from PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic. We anticipate that as customers spend down their PPP loan funds, this will result in a reduction in deposits.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks. The Company’s total customer deposits reflect the equal and reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $533.7 million, $508.4 million and $471.7 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. Savings account are not eligible for this program.

Management may, from time to time, utilize brokered deposits as cost effective wholesale funding sources to support continued asset growth. Brokered deposits may be comprised of non-reciprocal insured overnight or selected term funding gathered from nationwide bank networks or term deposits from large money center banks. At March 31, 2021 and December 31, 2020, the Company's brokered deposits consisted of balances used in conjunction with interest-rate-swaps to hedge against adverse interest rate movements. See also "Wholesale Funding" below.

Borrowed Funds

The Company had borrowed funds outstanding, all of which are FHLB advances, of $8.6 million, $4.8 million, and $84.2 million at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. FHLB borrowings at March 31, 2021 and December 31, 2020 were related to specific lending projects under the FHLB's community development and affordable housing programs. At March 31, 2020, borrowed funds, consisted primarily of overnight advances, with the remaining balance related to the specific lending projects noted above.

At March 31, 2021, the Bank had the capacity to borrow additional funds from the FHLB, FRB Discount Window, and under the PPPLF of up to approximately $610.0 million, $220.0 million, and $496.5 million, respectively.

Wholesale Funding

Wholesale funding includes brokered deposits and borrowed funds as discussed above. Since December 31, 2020, wholesale funding has increased $3.9 million, or 5%.

The following table sets forth the breakout of wholesale funding by composition at the dates indicated and the percentage of each category to total wholesale funding:

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Brokered deposits	$75,015	89.7%	$74,995	94.0%	$—	—%
Borrowed funds	8,631	10.3%	4,774	6.0%	84,169	100.0%
Wholesale funding	$83,646	100.0%	$79,769	100.0%	$84,169	100.0%

At March 31, 2021 and December 31, 2020, the Company's interest-rate swap positions were funded through the use of lower cost brokered deposits. At March 31, 2020, these positions were funded through FHLB borrowings.

See "Derivatives and Hedging" and "Liquidity," below, for additional information.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $58.9 million at March 31, 2021, $73.7 million at December 31, 2020, and $14.9 million at March 31, 2020.

On March 31, 2021, the Company redeemed the January 2015 Notes The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs. The January 2015 Notes were outstanding at March 31, 2020 and December 31, 2020, respectively.

In July 2020, the Company issued $60.0 million in notes callable in July 2025 and due in July 2030. The July 2020 notes were outstanding at March 31, 2021 and December 31, 2020, respectively.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge against adverse interest-rate movements. The combined notional value of these swaps, maturing from 2023 through 2025, was $75.0 million at March 31, 2021, and the fair value carried as a liability on the Company's Consolidated Balance Sheet was $2.0 million.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers decreased to $37.6 million at March 31, 2021 from $38.0 million at December 31, 2020. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $507 thousand at March 31, 2021 compared to $2.3 million at December 31, 2020.

For further information on the Company's derivatives and hedging activities see Note 8, "Derivatives and Hedging Activities," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by the Board. The duties and responsibilities related to asset-liability management matters are also covered by the Board. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low-cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.

At March 31, 2021, the Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company secondary funding sources include uncommitted overnight fed fund purchase arrangements with correspondent banks, access to the FRB Discount Window and the PPPLF, which provides funding secured by PPP pledged loans.

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

The Company is subject to the regulatory capital framework known as the "Basel III Rules." As of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of March 31, 2021, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios as of March 31, 2021 are presented in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Total Capital (to risk weighted assets)	$403,462	14.28%	$226,032	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	$309,044	10.94%	$169,524	6.00%	N/A	N/A
Tier 1 Capital (to average assets) or Leverage ratio	$309,044	7.62%	$162,333	4.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	$309,044	10.94%	$127,143	4.50%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$403,252	14.27%	$226,032	8.00%	$282,540	10.00%
Tier 1 Capital (to risk weighted assets)	$367,723	13.01%	$169,524	6.00%	$226,032	8.00%
Tier 1 Capital (to average assets) or Leverage ratio	$367,723	9.06%	$162,333	4.00%	$202,916	5.00%
Common equity tier 1 capital (to risk weighted assets)	$367,723	13.01%	$127,143	4.50%	$183,651	6.50%
_________________________________________
(1)Before application of the capital conservation buffer of 2.50%, see discussion below.
(2) For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Basel III capital ratio requirements include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2021.

The Basel III minimum capital ratio requirements as applicable to the Company and the Bank at March 31, 2021 are summarized in the table below:

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

On July 7, 2020, the Company issued $60.0 million in fixed-to-floating rate subordinated notes due 2030 and redeemable at the option of the Company on or after July 15, 2025. In September 2020, the Company invested $53.0 million of the net proceeds from the issuance into the Bank. The notes are intended to qualify as Tier 2 capital for regulatory purposes for the Company and the Company's investment in the Bank as Tier 1 regulatory capital for the Bank.

On January 1, 2021, the Company's adoption of CECL resulted in the Company recording a net cumulative-effect adjustment that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes.

On March 31, 2021, the Company redeemed the January 2015 Notes. The redemption of the January 2015 Notes was funded through a dividend from the Bank.

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

For the three months ended March 31, 2021, the Company declared $2.2 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 10,241 shares of the Company's common stock, totaling $313 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 30 shares of the Company's common stock, totaling $1 thousand, during the three months ended March 31, 2021.

On April 20, 2021, the Company announced a quarterly dividend of $0.185 per share to be paid on June 1, 2021 to stockholders of record as of May 11, 2021.

For further information about the Company's capital, see Note 9 and Note 11, both titled "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q and to the Company's audited consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, respectively.

Assets Under Management

Total assets under management include total assets, loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's Consolidated Balance Sheets, and as such, total assets under management are not a financial measurement recognized under GAAP, however management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of wealth management and wealth services, including brokerage, trust, and investment management. Also included in the investment assets under management total are customers' commercial sweep arrangements that are invested in third-party money market mutual funds.

As of March 31, 2021, investment assets under management, which are reflected at fair market value, decreased $73.6 million, or 7%, since December 31, 2020, and since March 31, 2020, balances have increased $137.0 million, or 17%. The decrease since December 31, 2020 resulted primarily from the departure of a large, institutional relationship, following the client's merger, partially offset by net new assets and increases in market values.

As of March 31, 2021, total assets under management increased $171.0 million, or 3% since December 31, 2020 and $1.0 billion, or 24% since March 31, 2020. Total core assets under management have increased $129.9 million, or 3%, since December 31, 2020 and $526.5 million, or 12%, since March 31, 2020.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Total assets	$4,257,761	$4,014,324	$3,367,153
Loans serviced for others	80,176	78,991	97,195
Investment assets under management	930,226	1,003,841	793,185
Total assets under management	$5,268,163	$5,097,156	$4,257,533

Results of Operations
Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Unless otherwise indicated, the reported results are for the three months ended March 31, 2021 with the "same period," the "prior year period," the "comparable period," "prior year," and "prior period" being the three months ended March 31, 2020. Average yields are presented on an annualized tax equivalent basis.

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

Net Income

The Company's net income for the three months ended March 31, 2021 amounted to $10.4 million, compared to $4.0 million for the same period in 2020. Diluted earnings per share were $0.86 for the three months ended March 31, 2021, compared to $0.34 for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 was driven primarily by an increase in net interest income and a decrease in the provision for credit losses, partially offset by an increase in non-interest expense.

Net Interest Income and Margin

The Company's net interest income for the three months ended March 31, 2021 amounted to $34.7 million, compared to $29.9 million for the three months ended March 31, 2020, an increase of $4.8 million, or 16%. The increase in net interest income was due largely to interest-earning asset growth, primarily in PPP loans, and lower deposit interest expense, partially offset by an increase in subordinated debt interest expense. For the three months ended March 31, 2021, net interest income included $1.1 million in PPP interest income and $4.9 million in PPP related SBA fee income.

The Company's margin was 3.58% for the three months ended March 31, 2021 and was 3.84% for the three months ended March 31, 2020.

Tax equivalent net interest income for the three months ended March 31, 2021 was $35.1 million compared to $30.3 million for the three months ended March 31, 2020, an increase of $4.8 million, or 16%. T/E margin was 3.62% and 3.89% for the three months ended March 31, 2021 and 2020, respectively. The change in net interest margin for the three months ended March 31, 2021 compared to March 31, 2020, resulted primarily from lower interest rates and interest-earning asset yields declining more than the cost of funds.

Interest and Dividend Income

Total interest and dividend income amounted to $37.1 million for the three months ended March 31, 2021, an increase of $2.2 million, or 6%, compared to the prior period. The increase was attributed primarily to a $468.7 million, or 18%, increase in the average balances of loans and loans held for sale, partially offset by lower yields on interest-earning assets. Average tax equivalent loan yields have declined 40 basis points and the yield on other interest earning assets has decreased 153 basis points. See the "Net Interest Income and Margin" discussion above for further information on the decrease in yields.

Interest Expense

For the three months ended March 31, 2021, total interest expense amounted to $2.4 million, a decrease of $2.7 million, or 53%, over the same period in 2020, due primarily to decreases in interest expense related to customer deposits and wholesale funding (brokered deposits and FHLB borrowings), partially offset by increased interest costs from subordinated debt. The average cost of funding, including the impact of non-interest deposit accounts balances, decreased 43 basis points. The average balance of checking, savings and money market accounts increased $387.7 million, or 23%, and the average balance of borrowed funds decreased $91.2 million.

Deposit growth for the three months ended March 31, 2021, was due in large part to customers depositing funds received from round three PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic.

Non-interest deposit accounts are an important component of the Company's core funding strategy. For the three months ended March 31, 2021, the average balance of non-interest checking accounts increased $411.2 million, or 51%, as compared to the same period in 2020. This non-interest-bearing funding source represented 33% and 28% of total average deposit balances for the three months ended March 31, 2021 and March 31, 2020, respectively.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest rate (change in average interest rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$2,346	$5,353	$(3,007)
Investment securities (tax equivalent)	(99)	598	(697)
Other interest-earning assets(1)	(100)	180	(280)
Total interest-earning assets (tax equivalent)	$2,147	$6,131	$(3,984)

Interest Expense
Interest checking, savings and money market	$(2,430)	$528	$(2,958)
CDs	(906)	(281)	(625)
Brokered deposits	253	253	—
Borrowed funds	(407)	(237)	(170)
Subordinated debt	811	833	(22)
Total interest-bearing funding	(2,679)	1,096	(3,775)
Change in net interest income (tax equivalent)	$4,826	$5,035	$(209)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits, fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2021 and 2020:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2021			Three months ended March 31, 2020
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,066,648	$33,771	4.46%	$2,597,931	$31,426	4.86%
Investment securities(3) (tax equivalent)	575,775	3,618	2.51%	488,523	3,716	3.04%
Other interest-earning assets(4)	281,730	65	0.09%	40,947	165	1.62%
Total interest-earnings assets (tax equivalent)	3,924,153	37,454	3.86%	3,127,401	35,307	4.54%
Other assets	158,595			148,926
Total assets	$4,082,748			$3,276,327

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,098,846	471	0.09%	$1,711,192	2,900	0.68%
CDs	240,207	599	1.01%	307,781	1,505	1.97%
Brokered deposits	74,999	253	1.37%	—	—	—%
Borrowed funds	5,964	8	0.56%	97,192	415	1.72%
Subordinated debt(5)	73,592	1,042	5.68%	14,874	231	6.24%
Total interest-bearing funding	2,493,608	2,373	0.38%	2,131,039	5,051	0.95%

Net interest-rate spread (tax equivalent)			3.48%			3.59%

Non-interest checking	1,213,764	—		802,594	—
Total deposits, borrowed funds and subordinated debt	3,707,372	2,373	0.26%	2,933,633	5,051	0.69%
Other liabilities	46,829			40,230
Total liabilities	3,754,201			2,973,863

Stockholders' equity	328,547			302,464
Total liabilities and stockholders' equity	$4,082,748			$3,276,327

Net interest income (tax equivalent)		35,081			30,256
Net interest margin (tax equivalent)			3.62%			3.89%
Less tax equivalent adjustment		345			360
Net interest income		$34,736			$29,896
Net interest margin			3.58%			3.84%
_______________________________________
(1)Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2021 and 2020, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investment balances are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2021 was determined under the CECL model and amounted to $680 thousand a decrease of $5.5 million, compared to the same period in 2020, under the incurred model. The provision for the quarter ended March 31, 2021 consisted of $610 thousand and $70 thousand for the ACL’s for loans and unfunded commitments, respectively. The provision for the ACL for loans resulted from an increase in specific reserves and a change in loan mix, partially offset by a slight decrease in core loans during the period. The provision for the prior year quarter reflected increases in reserves related to the impact of COVID-19 and from an increase in impaired loan reserves.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the allowance for credit losses see "Credit Risk," "Asset Quality," and "Allowance for Credit Losses" under "Financial Condition" in this Item 2, above, and "Credit Risk," "Asset Quality," and "Allowance for Loan Losses" in the "Financial Condition" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended March 31, 2021 amounted to $4.3 million, an increase of $101 thousand, or 2%, compared to the three months ended March 31, 2020. The primary components of the increase are as follows:

•Wealth management fees increased $172 thousand due primarily to asset growth from market appreciation; and

•Increase of $282 thousand in the gain on equity investment fair values, partially offset by a $229 thousand decrease in loan derivative fees, both of which are included in other income.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2021 amounted to $24.7 million, an increase of $2.0 million, or 9%, compared to the same period in 2020. The significant changes in non-interest expense are as follows:

•Salaries and benefits increased $902 thousand due primarily to the Company's strategic growth initiatives.

•Technology and telecommunications increased $366 thousand due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.

•The Company also realized a loss on the extinguishment of subordinated debt of $713 thousand from the early redemption of the January 2015 Notes. The loss on the extinguishment of the January 2015 Notes consisted of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

Income Taxes

The effective tax rate was 24.3% and 23.7% for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

These risks, and the decisions related thereto, include, but are not limited to: credit risk, market and interest rate risk, legal and regulatory compliance risk, reputational risk, strategic risk, capital risk, compensation risk, liquidity management, information technology and cybersecurity risk, internal controls over financial reporting, physical security, loss and fraud prevention, policy reviews, third party risk management (direct and indirect vendors), business continuity and succession planning, short and long-term capital projects and facility planning, and corporate governance.
See Part I, Item 1, "Business," under the "Risk Management Framework," section of the Company's 2020 Annual Report on Form 10-K for additional information on the Company's key risk mitigation strategies.

This Form 10-Q discusses certain key risks facing the Company and the Bank, including the following:
•Credit risk management is reviewed in detail in this Item 2 under the heading "Credit Risk," above.
•Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in this Item 2 under the heading "Liquidity," above.
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

In January 2020, management activated our pandemic response team in light of the ongoing pandemic and have utilized established business continuity protocols since that time to provide uninterrupted service to our customers and communities. The pandemic response team quickly coordinated resources and responses across the Bank in order to (i) provide for the safety of our team members, customers, and business partners, (ii) maintain sound business operations, and (iii) minimize the risks identified above, among others. Team leaders were and continue to be in constant communication and continually strategize and implement coordinated efforts to mitigate the risk identified above, among others. We have modified our protocols and procedures as circumstances have evolved and we will continue to monitor the impact of the pandemic on many fronts as activities continue towards reopening of local economies and business activity.

In addition to the risks outlined in this Form 10-Q, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model, are addressed in Part I, Item 1A, "Risk Factors," of the Company's 2020 Annual Report on Form 10-K.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2020 Annual Report on Form 10-K and updated in this Form 10-Q for the adoption of CECL, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses for loans, unfunded commitments, and available-for-sale securities, as well as the impairment review of goodwill.

On January 1, 2021, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” including the CECL methodology for estimating the allowance for credit losses. The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, which for the Company is primarily the loan portfolio. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. See the following footnotes for more information on the Company's adoption of CECL: Note 2, "Investment Securities," Note 3, "Loans," and Note 4, "Allowance for Credit Losses for Loans." Prior to the adoption of CECL, the company utilized the incurred methodology, under which an entity measured credit losses for loans using past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring.

The Company has not materially changed its significant accounting and reporting policies from those disclosed in its 2020 Annual Report on Form 10-K for the impairment review of goodwill.

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

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the results of the Company's net interest income sensitivity analysis as reported in the

Company's 2020 Annual Report on Form 10-K. The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. The Company's margin generally performs better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

At March 31, 2021, the Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities.

Consistent with results at December 31, 2020, the net interest income sensitivity model assumed a static balance sheet and did not forecast an increase in liquidity from potential PPP loan forgiveness, which absent any other significant balance sheet changes, would increase the Company’s on balance sheet liquidity and therefore increase the Company’s asset sensitivity. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2021) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A -Risk Factors

Except as provided in the risk factor below, management believes that there have been no material changes in the Company's risk factors as reported in the Company's 2020 Annual Report on Form 10-K.

If the Country or the markets in which we operate encounter sustained economic stress or recession, or if long-term consequences or lagging effects of the pandemic are experienced by our customers and businesses, many of the risk factors identified in the Company's 2020 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations and interest rate risk, as described in more detail below.

COVID-19 Pandemic

The COVID-19 pandemic has caused extensive disruption to the economy, impacted interest rates, increased economic and financial market uncertainty, disrupted global trade and supply chains, and brought about significant unemployment levels. Both Massachusetts and New Hampshire experienced record high new COVID-19 cases reported in early January 2021, however trends have slowed through March 2021, still, further surges in COVID-19 cases and variants are possible. Although many of the state and local governments restrictions have eased or been lifted, these restrictions have resulted in significant adverse effects on our customers and business partners, particularly those in the retail, recreation, hospitality and food and beverage industries, among many others, including shut-downs or limitation on service capacity, further resulting in a significant number of layoffs and furloughs of employees in the regions and communities in which we operate. The phased-in approach to reopen the Massachusetts and New Hampshire economies with tight capacity restrictions, may leave certain types of businesses closed or with largely diminished capacity until comprehensive vaccination has been achieved. As local economies reopen and business continue to ramp up operations, they may experience severe shortfalls in rehiring adequate staff to operate at previous business levels, as well as increased cost of raw materials, impacting their business scale and continued financial viability. In addition, the shift to a remote workforce may have long-term implications for how many businesses operate and in turn, their need for leased office space may contract. This threatened financial viability and reduced need for office space could result in a reduction in our loan demand and in our customers' ability to repay their loans, which in turn may have an adverse effect on our business and results of operation.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2021:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	1,541	$25.87	—	—
February	—	—	—	—
March	3,616	$32.73	—	—
_________________________________
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

3.2    Second Amended and Restated Bylaws of the Company, as amended as of January 19, 2021, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 22, 2021 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 10, 2021	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer