Form 10-Q
period 2021-06-30
ENTERPRISE BANCORP INC /MA/
filed 2021-08-06
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
     ☐ Yes ☒ No

As of July 30, 2021, there were 12,020,003 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$48,335	$40,636
Interest-earning deposits	690,909	213,146
Total cash and cash equivalents	739,244	253,782
Investments:
Debt securities at fair value (amortized cost of $611,827 and $551,191, respectively)	632,759	582,303
Equity securities at fair value	1,265	746
Total investment securities at fair value	634,024	583,049
Federal Home Loan Bank ("FHLB") stock	2,164	1,905
Loans held for sale	1,304	371
Loans:
Total loans	2,954,189	3,073,860
Allowance for credit losses	(50,041)	(44,565)
Net loans	2,904,148	3,029,295
Premises and equipment, net	45,046	46,708
Lease right-of-use asset	20,550	18,439
Accrued interest receivable	14,042	16,079
Deferred income taxes, net	15,402	11,290
Bank-owned life insurance	31,631	31,363
Prepaid income taxes	1,716	2,449
Prepaid expenses and other assets	13,074	13,938
Goodwill	5,656	5,656
Total assets	$4,428,001	$4,014,324
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$3,889,619	$3,476,268
Brokered deposits	75,014	74,995
Total deposits	3,964,633	3,551,263
Borrowed funds	8,620	4,774
Subordinated debt	58,919	73,744
Lease liability	19,726	17,539
Accrued expenses and other liabilities	35,086	30,638
Accrued interest payable	1,700	1,940
Total liabilities	4,088,684	3,679,898
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,014,933 and 11,937,795 shares issued and outstanding, respectively	120	119
Additional paid-in capital	98,708	97,137
Retained earnings	225,529	214,977
Accumulated other comprehensive income	14,960	22,193
Total stockholders' equity	339,317	334,426
Total liabilities and stockholders' equity	$4,428,001	$4,014,324
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Loans and loans held for sale	$33,660	$32,693	$67,310	$63,991
Investment securities	3,428	3,384	6,822	6,868
Other interest-earning assets	144	79	209	244
Total interest and dividend income	37,232	36,156	74,341	71,103
Interest expense:
Deposits	1,110	3,220	2,433	7,625
Borrowed funds	18	180	26	595
Subordinated debt	818	230	1,860	461
Total interest expense	1,946	3,630	4,319	8,681
Net interest income	35,286	32,526	70,022	62,422
Provision for credit losses	39	2,675	719	8,822
Net interest income after provision for credit losses	35,247	29,851	69,303	53,600
Non-interest income:
Wealth management fees	1,638	1,346	3,250	2,786
Deposit and interchange fees	1,651	1,506	3,257	3,197
Income on bank-owned life insurance, net	132	150	268	303
Net gains on sales of debt securities	—	—	128	100
Net gains on sales of loans	490	338	618	485
Other income	841	670	1,530	1,337
Total non-interest income	4,752	4,010	9,051	8,208
Non-interest expense:
Salaries and employee benefits	16,432	16,417	32,153	31,236
Occupancy and equipment expenses	2,416	2,082	4,797	4,258
Technology and telecommunications expenses	2,740	2,311	5,294	4,499
Advertising and public relations expenses	653	489	1,167	1,134
Audit, legal and other professional fees	577	612	1,144	1,217
Deposit insurance premiums	378	537	734	941
Supplies and postage expenses	178	226	405	473
Loss on extinguishment of subordinated debt	—	—	713	—
Other operating expenses	1,782	1,655	3,433	3,250
Total non-interest expense	25,156	24,329	49,840	47,008
Income before income taxes	14,843	9,532	28,514	14,800
Provision for income taxes	3,704	2,276	7,023	3,527
Net income	$11,139	$7,256	$21,491	$11,273

Basic earnings per share	$0.93	$0.61	$1.79	$0.95
Diluted earnings per share	$0.92	$0.61	$1.79	$0.95

Basic weighted average common shares outstanding	12,009,358	11,902,230	11,984,283	11,871,811
Diluted weighted average common shares outstanding	12,055,744	11,918,620	12,025,028	11,898,727

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$11,139	$7,256	$21,491	$11,273
Other comprehensive income (loss), net of tax
Net change in fair value of debt securities	798	6,430	(7,923)	13,790
Net change in fair value of cash flow hedges	107	(301)	690	(2,364)
Total other comprehensive income (loss), net of tax	905	6,129	(7,233)	11,426
Total comprehensive income, net	$12,044	$13,385	$14,258	$22,699

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2021	12,007,998	$120	$97,970	$216,610	$14,055	$328,755
Net income				11,139		11,139
Other comprehensive income, net					905	905
Common stock dividend declared ($0.185 per share)				(2,220)		(2,220)
Common stock issued under dividend reinvestment plan	9,066	—	315			315
Common stock issued, other	610	—	20			20
Stock-based compensation, net	(985)	—	483			483
Net settlement for employee taxes on restricted stock and options	(2,646)	—	(93)			(93)
Stock options exercised, net	890	—	13			13
Balance at June 30, 2021	12,014,933	$120	$98,708	$225,529	$14,960	$339,317

Balance at March 31, 2020	11,897,322	$119	$94,920	$193,791	$15,807	$304,637
Net income				7,256		7,256
Other comprehensive income, net					6,129	6,129
Common stock dividend declared ($0.175 per share)				(2,082)		(2,082)
Common stock issued under dividend reinvestment plan	13,781	—	305			305
Common stock issued, other	1,753	—	48			48
Stock-based compensation, net	(35)	—	420			420
Net settlement for employee taxes on restricted stock and options	(1,633)	—	(42)			(42)
Stock options exercised, net	300	—	5			5
Balance at June 30, 2020	11,911,488	$119	$95,656	$198,965	$21,936	$316,676

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				21,491		21,491
Cumulative effect adjustment for ASC326 (CECL) adoption, net of tax				(6,510)		(6,510)
Other comprehensive loss, net					(7,233)	(7,233)
Common stock dividend declared ($0.37 per share)				(4,429)		(4,429)
Common stock issued under dividend reinvestment plan	19,307	—	628			628
Common stock issued, other	861	—	27			27
Stock-based compensation, net	63,740	1	1,153			1,154
Net settlement for employee taxes on restricted stock and options	(7,803)	—	(252)			(252)
Stock options exercised, net	1,033	—	15			15
Balance at June 30, 2021	12,014,933	$120	$98,708	$225,529	$14,960	$339,317

Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				11,273		11,273
Other comprehensive income, net					11,426	11,426
Common stock dividend declared ($0.35 per share)				(4,151)		(4,151)
Common stock issued under dividend reinvestment plan	24,831	—	608			608
Common stock issued, other	2,226	—	55			55
Stock-based compensation, net	66,022	1	1,026			1,027
Net settlement for employee taxes on restricted stock and options	(7,962)	—	(224)			(224)
Stock options exercised, net	1,040	—	21			21
Balance at June 30, 2020	11,911,488	$119	$95,656	$198,965	$21,936	$316,676
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$21,491	$11,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	719	8,822
Depreciation and amortization	3,935	3,269
Stock-based compensation expense	991	932
Income on bank-owned life insurance, net	(268)	(303)
Net gains on sales of debt securities	(128)	(100)
Mortgage loans originated for sale	(22,802)	(23,228)
Proceeds from mortgage loans sold	22,487	22,837
Net gains on sales of loans	(618)	(485)
Net (gains) losses on equity securities	(149)	132
Changes in:
Decrease (increase) in other assets	5,309	(7,216)
Decrease in other liabilities	(6,437)	(1,840)
Net cash provided by operating activities	24,530	14,093
Cash flows from investing activities:
Proceeds from sales of debt securities	3,059	2,627
Purchase of debt securities	(95,796)	(6,350)
Proceeds from maturities, calls and pay-downs of debt securities	42,152	27,325
Net purchases of equity securities	(370)	(319)
Net (purchases) sales of FHLB capital stock	(259)	2,470
Net decrease (increase) in loans	115,325	(610,795)
Additions to premises and equipment, net	(1,497)	(3,761)
Net cash provided by (used in) investing activities	62,614	(588,803)
Cash flows from financing activities:
Net increase in deposits	413,370	861,378
Net increase (decrease) in borrowed funds	3,846	(92,008)
Repayment of subordinated debt	(15,600)	—
Loss on extinguishment of subordinated debt	713	—
Cash dividends paid, net of dividend reinvestment plan	(3,801)	(3,543)
Proceeds from issuance of common stock	27	55
Net settlement for employee taxes on restricted stock and options	(252)	(224)
Net proceeds from stock option exercises	15	21
Net cash provided by financing activities	398,318	765,679

Net increase in cash and cash equivalents	485,462	190,969
Cash and cash equivalents at beginning of period	253,782	63,794
Cash and cash equivalents at end of period	$739,244	$254,763
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

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

As discussed in the Company's 2020 Annual Report on Form 10-K and updated in this Form 10-Q for the adoption of the current expected credit loss ("CECL") methodology, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses for loans, unfunded commitments, and available-for-sale securities, and the impairment review of goodwill. See Item (c), “Recent Accounting Pronouncements,” below in this Note 1.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(c) Recent Accounting Pronouncements

Effective January 1, 2021, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13"), including the CECL methodology for estimating allowances for credit losses ("ACL"). The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. It applies to the loan portfolio, off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. See the following footnotes for more information on the Company's adoption of CECL: Note 2, "Investment Securities," Note 3, "Loans," and Note 4, "Allowance for Credit Losses for Loans."

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

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from June 30, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

(2) Investment Securities

As of June 30, 2021, and December 31, 2020, the Company's investment portfolio was comprised primarily of debt securities, with a small portion of the portfolio invested in equity securities.

See section "Restricted Cash and Investments," under Item (d), contained in Note 1, "Summary of Significant Accounting Policies," of the Company's 2020 Annual Report on Form 10-K, for further information regarding the Company's investment in FHLB stock. See Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for investment securities.

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Residential federal agency MBS(1)	$258,944	$4,116	$3,420	$259,640
Commercial federal agency MBS(1)	105,051	6,284	—	111,335
Taxable municipal securities	144,385	7,263	423	151,225
Tax-exempt municipal securities	88,297	6,376	—	94,673
Corporate bonds	9,150	616	—	9,766
Subordinated corporate bonds	6,000	120	—	6,120
Total debt securities, at fair value	$611,827	$24,775	$3,843	$632,759

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Residential federal agency MBS(1)	$209,923	$6,339	$287	$215,975
Commercial federal agency MBS(1)	102,468	7,726	—	110,194
Taxable municipal securities	135,117	9,293	3	144,407
Tax-exempt municipal securities	88,235	7,216	—	95,451
Corporate bonds	10,448	828	—	11,276
Subordinated corporate bonds	5,000	—	—	5,000
Total debt securities, at fair value	$551,191	$31,402	$290	$582,303
__________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly owned government entity.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $22.2 million and $18.7 million at June 30, 2021 and December 31, 2020, respectively.

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

At June 30, 2021, management performed its quarterly analysis of all securities with unrealized losses and determined that all were attributable to increases in market yields. Management concluded that no ACL for available-for-sale securities was considered necessary as of June 30, 2021.

The Company has elected, under CECL, to continue to present the accrued interest receivable balance on investment securities separate from amortized cost and to exclude accrued interest from the measurement of the allowance for credit losses for available-for-sale securities, and to continue to write-off uncollectible accrued interest receivable by reversing interest income. Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable” line item on the Company’s Consolidated Balance Sheets, totaled $2.5 million at June 30, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Residential federal agency MBS	$111,807	$3,420	$—	$—	$111,807	$3,420	17
Taxable municipal securities	35,174	423	—	—	35,174	423	33
Total temporarily impaired debt securities	$146,981	$3,843	$—	$—	$146,981	$3,843	50

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Residential federal agency MBS	$51,396	$284	$2,107	$3	$53,503	$287	10
Taxable municipal securities	1,997	3	—	—	1,997	3	4
Total temporarily impaired debt securities	$53,393	$287	$2,107	$3	$55,500	$290	14

The contractual maturity distribution at June 30, 2021 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$14,104	$14,329
Due after one, but within five years	101,215	107,967
Due after five, but within ten years	191,808	203,303
Due after ten years	304,700	307,160
Total debt securities	$611,827	$632,759

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $130.6 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $615.2 million at June 30, 2021.

Sales of debt securities for the three and six months ended June 30, 2021 and June 30, 2020 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Amortized cost of debt securities sold (1)	$—	$—	$2,931	$2,527
Gross realized gains on sales	—	—	128	100
Gross realized losses on sales	—	—	—	—
Total proceeds from sales of debt securities	$—	$—	$3,059	$2,627
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

The Company held equity securities with a fair value of $1.3 million at June 30, 2021 and $746 thousand at December 31, 2020. At June 30, 2021, the equity portfolio consisted primarily of investments in common stock of individual entities in the financial services industry and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and six months ended June 30, 2021 and June 30, 2020 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$65	$66	$149	$(132)
Less: Net gains (losses) recognized on equity securities sold during the period	6	(11)	6	(11)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$59	$77	$143	$(121)

(3)Loans

The Company manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. For additional information on the Company's lending products, including risk characteristics and types of collateral, see the heading "Lending Products" under Item 1, "Business," contained in the Company's 2020 Annual Report on Form 10-K. As part of the adoption of CECL, management evaluated the Company’s loan portfolio classifications and determined that the Company’s loan classifications under CECL would remain consistent with those previously reported.

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows(1):

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial real estate	$1,541,397	$1,476,236
Commercial and industrial	404,432	435,548
Commercial construction	383,807	371,856
SBA paycheck protection program ("PPP")	300,083	443,070
Total commercial loans	2,629,719	2,726,710

Residential mortgages	233,580	252,995
Home equity loans and lines	82,336	85,178
Consumer	8,554	8,977
Total retail loans	324,470	347,150
Total loans	2,954,189	3,073,860

Allowance for credit losses	(50,041)	(44,565)
Net loans	$2,904,148	$3,029,295
__________________________________________
(1) Upon the adoption of CECL, the Company includes deferred fees as part of the portfolio segment balance at amortized cost. The prior period balances have been adjusted to conform to this presentation.

Net deferred loan origination fees amounted to $13.4 million, including $9.6 million of deferred PPP fees, at June 30, 2021 and $13.4 million, including $10.0 million of deferred PPP fees, at December 31, 2020.

Upon the adoption of CECL, effective as of January 1, 2021, the Company elected to continue to present the accrued interest receivable balance on loans separate from amortized costs, exclude accrued interest from the measurement of the allowance for credit losses for loans and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Accrued interest receivable on loans at June 30, 2021 amounted to $11.5 million, and was included in the "Accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $78.7 million at June 30, 2021 and $77.1 million at December 31, 2020. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participant at loan origination. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Paycheck Protection Program

The PPP was created by the CARES Act and instituted by the Small Business Administration (“SBA”). Until the funding for the PPP expired on May 31, 2021, the PPP allowed entities to apply for a 1.00% interest-rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. In addition, PPP loans carry a put-back provision in the event that a PPP loan is fraudulently originated and the Bank is at fault. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

Management believes the SBA PPP loan portfolio, which has an average loan size of approximately $173 thousand and was limited to existing bank customers, to be of minimal credit risk. Management expects the majority of outstanding PPP loans will be forgiven by the SBA, with any remaining balance fully guaranteed by the SBA. Management has segmented the PPP loan portfolio as a group of loans with similar risk characteristics in its assessment for credit losses and, as of June 30, 2021, has not recorded an allowance for credit losses on these loans, but will continue to monitor the PPP loan portfolio.

Loans serviced for others

At June 30, 2021 and December 31, 2020, the Company was servicing residential mortgage loans owned by investors amounting to $12.6 million and $13.7 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $67.4 million and $65.3 million at June 30, 2021 and December 31, 2020, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial real estate	$168,690	$195,936
Residential mortgages	213,259	233,050
Home equity	5,495	5,971
Total loans pledged to FHLB	$387,444	$434,957

(4)ACL for Loans

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
On January 1, 2021, the Company adopted CECL under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the ACL for unfunded commitments (included in other liabilities) increased by $2.4 million. Prior to January 1, 2021, the Company measured the allowance under the incurred loss method. The ACL for loans to total loans ratio was 1.69% at June 30, 2021 and 1.66% at January 1, 2021.

There have been no material changes to the Company's underwriting practices or credit risk management system used to estimate loan loss exposure. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained in the 2020 Annual Report on Form 10-K.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, including: the expected duration of the loans, the trends in risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent loans and non-performing loans; impaired and restructured loans; the level of foreclosure activity; net charge-offs; commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; as well as trends in the general levels of these indicators. In addition, management monitors expansion in the Company's geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region as well as for changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate, real estate values, commercial vacancy rates and other relevant factors. Management also performs a qualitative assessment beyond model estimates and applies qualitative adjustments as management deems necessary.

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
Loans collectively evaluated

Loans that share risk characteristics are evaluated on a pool basis. Management has segmented the portfolio for groups of loans with similar risk characteristics by loan type for non-adversely classified loans (loans risk rated "pass") and by internal risk rating for adversely classified loans not individually evaluated. The general loss allocation factors consider the quantitative historic loss experience, qualitative or environmental factors such as those identified above, forecasts over the estimated life of the loan pools, as well as regulatory guidance and industry data.

The Company uses a two-year reasonable and supportable forecast that considers a weighted average of various economic results. For periods beyond the forecast period, the Company reverts immediately to historical loss rates.

Loans individually evaluated

Loans individually evaluated consist primarily of loans which management considers it probable that not all amounts due (principals and interest) will be collected in accordance with the original contractual terms, loans designated as troubled debt restructurings ("TDRs") and to a lesser extent, if applicable, loans that management deems as individually significant or with unique risk characteristics or for some other reason based on management’s judgement. Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest-rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

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

Based on the foregoing, management believes that the Company's ACL for loans and for unfunded commitments is adequate as of June 30, 2021.

Credit Risk Management

As noted above, the credit risk management function focuses on a wide variety of factors and early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Company's Credit Department, an external loan review service, reviews by members of senior management as well as reviews by the Board's Loan Committee and the Board. This review includes the assessment of internal credit quality indicators such as, among others, the risk classification of loans, past due and non-accrual loans, individually evaluated and troubled-debt restructured loans, and the level of foreclosure activity. These credit quality indicators are discussed below.

Credit quality indicators

Risk ratings and adversely classified loans

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. The classifications for "pass" risk rated loans range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk to "border-line pass." Adversely classified ratings for loans determined to be of weaker credit range from "special mention," for loans that may need additional monitoring, to the more severe adverse classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations. Loans which are evaluated to be of weaker credit quality are placed on the "watch credit list" and reviewed on a more frequent basis, with risk ratings adjusted as warranted by management.

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

Management does not set any minimum delay of payments as a factor in its review but considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. An adverse classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance with the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured. In the case of TDR loans having had a modified interest-rate, that rate must be at, or greater than, a market rate for a similar credit at the time of modification for an upgrade to be considered.

Current year information is presented below in accordance with CECL; prior year disclosures are reported under legacy GAAP and are included below in this Note 4 under the heading “Prior Period Disclosures under the Incurred Loss Methodology.”

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables presents the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of June 30, 2021:

	Term Loans By Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$141,657	$237,418	$269,104	$119,657	$189,956	$536,172	$257	$—	$1,494,221
Special mention	—	—	905	815	321	11,687	—	—	13,728
Substandard	—	—	2,251	3,212	13,526	14,264	—	—	33,253
Doubtful	—	—	—	195	—	—	—	—	195
Total commercial real estate	141,657	237,418	272,260	123,879	203,803	562,123	257	—	1,541,397

Commercial and industrial
Pass	18,388	46,653	48,772	24,243	20,371	57,659	171,717	975	388,778
Special mention	—	682	—	1,696	16	1,399	3,291	—	7,084
Substandard	—	—	19	134	102	4,281	1,722	69	6,327
Doubtful	—	—	—	—	—	—	2,243	—	2,243
Total commercial and industrial	18,388	47,335	48,791	26,073	20,489	63,339	178,973	1,044	404,432

Commercial construction
Pass	62,274	123,546	95,257	40,739	5,364	27,878	25,384	—	380,442
Special mention	—	—	—	1,575	—	640	—	—	2,215
Substandard	—	—	—	—	—	—	1,150	—	1,150
Total commercial construction	62,274	123,546	95,257	42,314	5,364	28,518	26,534	—	383,807

SBA PPP(1)	196,289	103,794	—	—	—	—	—	—	300,083

Residential mortgages
Pass	20,433	63,000	32,811	32,850	15,860	66,695	—	—	231,649
Special mention	—	—	—	—	—	597	—	—	597
Substandard	—	—	—	—	—	1,334	—	—	1,334
Total residential mortgages	20,433	63,000	32,811	32,850	15,860	68,626	—	—	233,580

Home equity
Pass	349	484	372	—	—	2,238	78,542	—	81,985
Substandard	—	—	—	—	—	264	87	—	351
Total home equity	349	484	372	—	—	2,502	78,629	—	82,336

Consumer
Pass	1,990	1,888	1,955	1,247	800	660	—	—	8,540
Substandard	—	—	—	—	—	14	—	—	14
Total consumer	1,990	1,888	1,955	1,247	800	674	—	—	8,554
Total loans	$441,380	$577,465	$451,446	$226,363	$246,316	$725,782	$284,393	$1,044	$2,954,189
__________________________________________
(1)All SBA PPP loans were "pass" rated at June 30, 2021, as these loans are 100% guaranteed by the SBA.

The total amortized cost basis of adversely classified loans amounted to $68.5 million, or 2.32% of total loans, at June 30, 2021. As of June 30, 2021, the Company had no loans rated as "loss."

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

The following table presents an age analysis of past due loans by portfolio classification as of the date indicated:

	Balance at June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$3,045	$680	$3,675	$7,400	$1,533,997	$1,541,397
Commercial and industrial	269	9	337	615	403,817	404,432
Commercial construction	359	—	150	509	383,298	383,807
SBA PPP	—	—	—	—	300,083	300,083
Residential mortgages	591	68	—	659	232,921	233,580
Home equity	47	—	87	134	82,202	82,336
Consumer	15	2	—	17	8,537	8,554
Total loans	$4,326	$759	$4,249	$9,334	$2,944,855	$2,954,189
_______________________________________
(1)The loan balances in the table above include loans designated as non-accrual despite their payment due status.

The following table presents the amortized cost of non-accrual loans by portfolio classification as of June 30, 2021:

(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$24,167	$7,869	$16,298	$1,468
Commercial and industrial	4,213	1,318	2,895	2,507
Commercial construction	2,876	2,876	—	—
SBA PPP	—	—	—	—
Residential mortgages	389	389	—	—
Home equity	351	351	—	—
Consumer	—	—	—	—
Total loans	$31,996	$12,803	$19,193	$3,975

At June 30, 2021, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status.

Non-accrual loans that were not adversely classified amounted to $181 thousand at June 30, 2021. These balances primarily represented the guaranteed portions of non-performing SBA loans.

The ratio of non-accrual loans to total loans amounted to 1.08% at June 30, 2021.

At June 30, 2021, additional funding commitments for non-accrual loans were not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Collateral-dependent loans

Loans that have been individually evaluated and repayment is expected substantially from the operations or ultimate sale of the underlying collateral are deemed to be collateral-dependent loans. Collateral-dependent loans are adversely classified loans that may also be TDRs. These loans may be accruing or on non-accrual status. Collateral-dependent loans are carried at the lower of the recorded investment in the loan or the estimated fair value. When the estimated fair value of the underlying collateral, less estimated costs to sell, is not sufficient to cover the outstanding carrying balance on the loan, a specific reserve is assigned for the amount of the estimated credit loss. These estimated credit losses are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Underlying collateral will vary by type of loan, as discussed below.

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

The carrying value of collateral dependent loans amounted to $40.6 million at June 30, 2021. Total accruing collateral dependent loans amounted to $9.1 million while non-accrual collateral dependent loans amounted to $31.5 million as of June 30, 2021.

The following table presents the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the date indicated:

	Balance at June 30, 2021
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$31,089	$29,436	$13,026	$16,410	$1,468
Commercial and industrial	9,264	7,165	4,112	3,053	2,308
Commercial construction	3,668	2,876	2,876	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	909	792	792	—	—
Home equity	516	351	351	—	—
Consumer	—	—	—	—	—
Total	$45,446	$40,620	$21,157	$19,463	$3,776

At June 30, 2021, additional funding commitments for collateral dependent loans was not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Troubled debt restructurings

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of one or a combination of the following: a reduction in interest-rate to a below market rate, taking into account the credit quality of the note; extension of additional credit based on receipt of adequate collateral; or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act 2021, provides financial institutions the option to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a TDR for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022. A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to COVID-19. The suspension of GAAP is applicable for the entire term of the modification, including an interest-rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP pursuant to the CARES Act is not required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

At June 30, 2021, payment deferrals related to the COVID-19 pandemic were active on 17 "pass" rated loans amounting to $36.0 million, or 1.22% of the total loans. Under the terms of the CARES Act and the Consolidated Appropriations Act, 2021 as discussed below, these loans remain on accrual status.

Total TDR loans as of June 30, 2021 amounted to $17.0 million. TDR loans on accrual status amounted to $9.3 million and TDR loans included in non-accrual loans amounted to $7.7 million at June 30, 2021.

The Company continues to work with customers and enter into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At June 30, 2021, additional funding commitments for TDR loans were not material. During the three months ended June 30, 2021, there were no loan modifications that resulted in new TDR designations, and one new default of loans modified as TDRs within the preceding twelve months; there were no such defaults in the first quarter of 2021.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the six months indicated:

	Six months ended
	June 30, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	2	$991	$914
Commercial and industrial	—	—	—
Commercial construction	—	—	—
SBA PPP	—	—	—
Residential mortgages	1	224	224
Home equity	—	—	—
Consumer	—	—	—
Total	3	$1,215	$1,138

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the three and six months ended June 30, 2021 as indicated:

June 30, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	1	$680
Commercial and industrial	—	—
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	—	—
Total	1	$680

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the six-month period indicated:

	Six months ended
	June 30, 2021
(Dollars in thousands)	Number of Restructurings	Amount
Extended maturity date	1	$224
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	914
Temporary interest only payment plan	—	—
Forbearance of post default rights	—	—
Other payment concessions	—	—
Total	3	$1,138
Amount of allowance for credit losses for loans associated with TDRs listed above		$—

See "Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Asset Quality" and "Allowance for Credit Losses" in this Form 10-Q for additional information about changes in the Company's credit quality indicators since December 31, 2020.

ACL and provision for credit loss activity

For the three and six months ended June 30, 2021, the total provision for credit losses amounted to $39 thousand and $719 thousand, respectively, and included provisions for credit losses on loans and unfunded commitments.

ACL for loans

The ACL for loans amounted to $50.0 million at June 30, 2021 and the ACL for loans to total loans ratio was 1.69% at June 30, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Changes in the ACL for loans by portfolio classification for the three months ended June 30, 2021 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2021	$33,675	$11,226	$3,483	$889	$292	$334	$49,899
Provision	294	(275)	294	(46)	(2)	(13)	252
Recoveries	39	28	—	—	5	2	74
Less: Charge-offs	—	179	—	—	—	5	184
Ending Balance at June 30, 2021	$34,008	$10,800	$3,777	$843	$295	$318	$50,041

Changes in the ACL for loans by portfolio classification for the six months ended June 30, 2021 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2020	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision for credit losses for loans	1,375	(538)	64	8	(24)	(23)	862
Recoveries	39	83	—	—	10	3	135
Less: Charge-offs	1,825	249	—	—	—	7	2,081
Ending Balance at June 30, 2021	$34,008	$10,800	$3,777	$843	$295	$318	$50,041

ACL for unfunded commitments

The Company’s ACL for unfunded commitments amounted to $2.3 million as of June 30, 2021 and $2.5 million at January 1, 2021. The provision for unfunded commitments amounted to a reduction of $213 thousand and $143 thousand for the respective three and six months ended June 30, 2021.

Other real estate owned ("OREO")

The Company had one OREO property at June 30, 2021 with a carrying value of $2.4 million that was added in April of 2021 and none at December 31, 2020.

There were no sales and no subsequent write downs of OREO during the six months ended June 30, 2021 or 2020. There were no OREO additions during the six months ended June 30, 2020.

At June 30, 2021, the Company had consumer mortgage loans secured by residential real estate property for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amounts totaling $87 thousand. The Company had no consumer mortgage loans in the process of foreclosure at December 31, 2020.

See also Item (i), "Other Real Estate Owned," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, for further information regarding the Company's accounting for OREO.

Prior Period Disclosures under the Incurred Loss Methodology

The prior year disclosures below were prepared under the incurred methodology, before the Company adopted CECL. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained in the 2020 Annual Report on Form 10-K for additional information about the incurred methodology.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The balances of loans as of December 31, 2020 by portfolio classification and evaluation method are summarized as follows:

(Dollars in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Gross Loans
Commercial real estate	$35,915	$1,442,320	$1,478,235
Commercial and industrial	8,409	427,251	435,660
Commercial construction	2,999	370,310	373,309
SBA PPP	—	453,084	453,084
Residential mortgages	596	252,375	252,971
Home equity	381	84,625	85,006
Consumer	18	8,963	8,981
Total gross loans	$48,318	$3,038,928	$3,087,246

Adversely classified loans-Prior Period

The following table presents the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the period indicated:

	December 31, 2020
	Adversely Classified(1)			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$40,088	$197	$—	$1,437,950	$1,478,235
Commercial and industrial	7,901	2,293	—	425,466	435,660
Commercial construction	3,501	—	—	369,808	373,309
SBA PPP	—	—	—	453,084	453,084
Residential mortgages	474	—	—	252,497	252,971
Home equity	381	—	—	84,625	85,006
Consumer	41	—	—	8,940	8,981
Total gross loans	$52,386	$2,490	$—	$3,032,370	$3,087,246
__________________________________
(1) Prior to the adoption of CECL, the Company did not include special-mention risk rated loans as adversely classified.

Total adversely classified loans amounted to 1.79% of total loans at December 31, 2020.

Past due and non-accrual loans-Prior Period
The following tables present an age analysis of past due loans by portfolio classification as of the date indicated:

	Balance at December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans	Current Loans	Gross Loans	Non-accrual Loans
Commercial real estate	$6,105	$499	$5,592	$12,196	$1,466,039	$1,478,235	$29,680
Commercial and industrial	417	13	607	1,037	434,623	435,660	4,574
Commercial construction	13,466	—	1,351	14,817	358,492	373,309	2,999
SBA PPP	—	—	—	—	453,084	453,084	—
Residential mortgages	890	—	290	1,180	251,791	252,971	414
Home equity	—	—	255	255	84,751	85,006	381
Consumer	2	1	—	3	8,978	8,981	2
Total gross loans	$20,880	$513	$8,095	$29,488	$3,057,758	$3,087,246	$38,050

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated by portfolio classification as of the date indicated:

	Balance at December 31, 2020
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Impaired Loans	Recorded Investment with no Allowance	Recorded Investment with Allowance	Related Specific Allowance
Commercial real estate	$37,184	$35,915	$14,728	$21,187	$3,454
Commercial and industrial	10,628	8,409	4,696	3,713	2,713
Commercial construction	3,668	2,999	2,999	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	699	596	596	—	—
Home equity	539	381	381	—	—
Consumer	18	18	—	18	18
Total	$52,736	$48,318	$23,400	$24,918	$6,185

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$14,289	$70
Commercial and industrial	8,664	40
Commercial construction	7,674	5
SBA PPP	—	—
Residential mortgages	898	2
Home equity	419	(1)
Consumer	41	1
Total	$31,985	$117

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the six months indicated:

	Six months ended June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$14,781	$142
Commercial and industrial	8,236	68
Commercial construction	6,215	5
SBA PPP	—	—
Residential mortgages	1,059	4
Home equity	410	(1)
Consumer	41	1
Total	$30,742	$219

TDRs-Prior Period

Total TDR loans, included in the impaired loan balances above, as of December 31, 2020, were $17.7 million. TDR loans on accrual status amounted to $10.3 million at December 31, 2020. TDR loans included in non-performing loans amounted to $7.5 million at December 31, 2020.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the six-month periods indicated:

	Six months ended
	June 30, 2020
(Dollars in thousands)	Number of Restructurings	Amount
Extended maturity date	2	$1,743
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	975
Forbearance of post default rights	4	2,509
Total	8	$5,227
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$1,320

Loans modified as troubled debt restructurings during the three-month period ended June 30, 2020 are detailed below:

Three months ended
June 30, 2020
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—
Commercial and industrial	—	—	—
Commercial construction	2	1,314	1,518
SBA PPP	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	2	$1,314	$1,518

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the during the three months ended June 30, 2020:

Three months ended
June 30, 2020
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	—	$—
Commercial and industrial	2	64
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	2	$64

The following table presents number and balance of loans modified as TDRs, by portfolio classification, during the six months indicated:

	Six months ended
	June 30, 2020
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	474	402
Commercial construction	6	4,754	4,825
SBA PPP	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Consumer	1	1	—
Total	8	$5,229	$5,227

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the during the six months ended June 30, 2020:

	Six months ended
	June 30, 2020
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	—	$—
Commercial and industrial	2	64
Commercial construction	2	1,743
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	—	—
Total	4	$1,807
Allowance for loan loss activity-Prior Period

The allowance for loan losses amounted to $44.6 million at December 31, 2020 and $42.3 million at June 30, 2020. The allowance for loan losses to total loans ratio was 1.45% at December 31, 2020, and 1.33% at June 30, 2020.

Changes in the allowance for loan losses by portfolio classification for the three months ended June 30, 2020 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2020	$20,861	$10,235	$6,161	$1,598	$636	$273	$39,764
Provision	1,616	(345)	1,337	130	(26)	(37)	2,675
Recoveries	—	67	—	—	3	15	85
Less: Charge-offs	—	194	—	—	—	6	200
Ending Balance at June 30, 2020	$22,477	$9,763	$7,498	$1,728	$613	$245	$42,324

Changes in the allowance for loan losses by portfolio classification for the six months ended June 30, 2020 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2019	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision for credit losses for loans	4,139	759	3,349	533	71	(29)	8,822
Recoveries	—	174	—	—	6	25	205
Less: Charge-offs	—	299	—	—	—	18	317
Ending Balance at June 30, 2020	$22,477	$9,763	$7,498	$1,728	$613	$245	$42,324
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$37	$2,351	$1,440	$—	$—	$39	$3,867
Allocated to loans collectively evaluated for impairment	$22,440	$7,412	$6,058	$1,728	$613	$206	$38,457

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(5)Leases

For the Company, material leases consist of operating leases on our facilities, mainly leased branch locations; leases 12 months or less and immaterial equipment leases have been excluded. As of June 30, 2021, the Company had 16 operating real estate leases, with a new branch lease commencing in the quarter. In addition, the Company has entered into lease agreements which are not included in the table below as the leases have not commenced. The Company is relocating two branches, with lease agreements that are expected to commence in the third quarter of 2021.

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

Lease expense for the three and six months ended June 30, 2021 were $366 thousand and $695 thousand, respectively. Lease expense for the three and six months ended June 30, 2020 were $324 thousand and $649 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at June 30, 2021 and June 30, 2020 was 28.7 years and 27.0 years, respectively. The weighted average discount rate was 3.69% at June 30, 2021 and 3.79% at June 30, 2020.

At June 30, 2021, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2021 (six remaining months)	$636
2022	1,251
2023	1,257
2024	1,286
2025	1,292
Thereafter	26,993
Total lease payments	32,715
Less: Imputed interest	12,989
Total lease liability	$19,726

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

See also Item (k), "Leases," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the 2020 Annual Report on Form 10-K, for further information regarding the accounting for the Company's leases.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-interest checking	$1,373,353	$1,164,908
Interest-bearing checking	694,508	599,630
Savings	303,663	256,347
Money market	1,293,733	1,210,414
CDs $250,000 or less	163,821	176,895
CDs greater than $250,000	60,541	68,074
Total customer deposits	3,889,619	3,476,268
Brokered deposits	75,014	74,995
Total deposits	$3,964,633	$3,551,263

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $519.6 million and $508.4 million at June 30, 2021 and December 31, 2020, respectively.

The Company's brokered deposit balance at June 30, 2021 and December 31, 2020 consisted of balances used in conjunction with interest-rate-swaps to hedge against adverse interest-rate movements.

See Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained below, for additional information on the Company's interest-rate swaps. See Note 14, "Fair Value Measurements," of this Form 10-Q, contained below, for further information regarding the Company's fair value measurements for deposits.

(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $8.6 million and $4.8 million at June 30, 2021 and December 31, 2020, respectively, in FHLB advances.

Borrowed funds at June 30, 2021 and December 31, 2020 are summarized, as follows:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$5,585	0.30%	$4,316	0.33%
Over 5 years	$3,035	1.70%	$458	—%

The Company's borrowings at June 30, 2021 and December 31, 2020 were related to specific lending projects under the FHLB's community development programs.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $58.9 million and $73.7 million at June 30, 2021 and December 31, 2020, respectively.

In January 2015, the Company issued $15.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes, with a 15-year term, callable by the Company at a premium (the "January 2015 Notes"). Original debt issuance costs were $190 thousand and have been netted against the subordinated debt on the Consolidated Balance Sheets in accordance with accounting guidance. On March 31, 2021, the Company redeemed the January 2015 Notes which were due in January 2030. The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs. The January 2015 Notes were outstanding at December 31, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
In July 2020, the Company issued $60.0 million in fixed-to-floating rate subordinated notes, with a 10-year term, callable at the Company's option on or after July 15, 2025 (the "July 2020 Notes"). Original debt issuance costs related to the July 2020 Notes were $1.2 million and have been netted against the subordinated debt on the Consolidated Balance Sheets in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the notes. The July 2020 Notes are intended to qualify as Tier 2 capital for regulatory purposes and pay interest at a fixed rate of 5.25% per annum through October 15, 2025, after which floating rates apply.

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

See also Item (p), "Derivatives and Hedging," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the 2020 Annual Report on Form 10-K, for further information regarding the accounting for the Company's derivatives and hedging activities.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of June 30, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$1,855
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$1,855

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$37,151	$1,086	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	37,151	1,086
Total back-to-back interest-rate swaps	$37,151	$1,086	$37,151	$1,086

	December 31, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$2,814
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$2,814

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$38,027	$2,286	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	38,027	2,286
Total back-to-back interest-rate swaps	$38,027	$2,286	$38,027	$2,286
__________________________________________
(1)     Accrued interest balances related to the Company’s interest-rate swaps are not included in the fair values above and are immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company had no derivative fair value hedges at either June 30, 2021 or December 31, 2020.

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

The Company’s objectives in using these interest-rate derivatives are to add stability to interest expense and to manage its exposure to interest-rate movements. During the first quarter of 2020, the Company entered into three pay fixed, receive float interest-rate swaps to hedge against adverse interest-rate changes. Each swap has a notional value of $25.0 million with respective maturities from 2023 to 2025. At June 30, 2021, these interest-rate swaps are designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In relation to the Company's cash flow hedges, the Company estimates that an additional $972 thousand (pre-tax) will be reclassified out of AOCI as an increase to interest expense during the next twelve months.

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

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 10 interest-rate swaps outstanding at both June 30, 2021 and December 31, 2020. The transaction structure effectively minimizes the Bank's interest-rate risk exposure resulting from such transactions. Customer-related credit risk is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the six months ended June 30, 2021 or June 30, 2020.

At June 30, 2021 and December 31, 2020, all the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheets.

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

The Company had one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at June 30, 2021. The Company had no credit risk exposure at either June 30, 2021 or December 31, 2020 relating to interest-rate swaps with counterparties. When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the cash is restricted, is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheets. The Company posted cash collateral of $3.0 million and $5.3 million at June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $2.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at June 30, 2021 as noted above.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan. At both June 30, 2021 and December 31, 2020, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At June 30, 2021, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At June 30, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Stockholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of June 30, 2021 had 12,014,933 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as, and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-Q.

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
are included in shares outstanding. Unvested participating restricted awards amounted to 124,696 shares and 116,174 shares as of June 30, 2021 and December 31, 2020, respectively. See Note 13, "Earnings per Share," of this Form 10-Q, contained below, for further information regarding unvested participating restricted awards and the Company's earnings per share calculation.

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

See "Capital Resources" in Item 2, "Management's Discussion and Analysis," of this Form 10-Q for the Company's capital ratios and capital adequacy assessment as of June 30, 2021. See Note 10, "Comprehensive (Loss) Income," of this Form 10-Q for changes to stockholders' equity from comprehensive income (loss) as of June 30, 2021. Refer to Note 11, "Stockholders' Equity," to the Company's audited consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K for additional information relating to capital adequacy requirements, dividends and the DRSPP.

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

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2021			Three months ended June 30, 2020
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$1,028	$(230)	$798	$8,256	$(1,826)	$6,430
Less: net security gains reclassified into non-interest income	—	—	—	—	—	—
Net change in fair value of debt securities	1,028	(230)	798	8,256	(1,826)	6,430

Change in fair value of cash flow hedges	392	(111)	281	(504)	142	(362)
Less: net cash flow hedges losses reclassified into interest expense	243	(69)	174	(85)	24	(61)
Net change in fair value of cash flow hedges	149	(42)	107	(419)	118	(301)

Total other comprehensive income (loss), net	$1,177	$(272)	$905	$7,837	$(1,708)	$6,129

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Six months ended June 30, 2021			Six months ended June 30, 2020
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$(10,052)	$2,228	$(7,824)	$17,830	$(3,962)	$13,868
Less: net security gains reclassified into non-interest income	128	(29)	99	100	(22)	78
Net change in fair value of debt securities	(10,180)	2,257	(7,923)	17,730	(3,940)	13,790

Change in fair value of cash flow hedges	1,439	(405)	1,034	(3,348)	941	(2,407)
Less: net cash flow hedges losses reclassified into interest expense	479	(135)	344	(60)	17	(43)
Net change in fair value of cash flow hedges	960	(270)	690	(3,288)	924	(2,364)

Total other comprehensive (loss) income, net	$(9,220)	$1,987	$(7,233)	$14,442	$(3,016)	$11,426

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended June 30, 2021			Three months ended June 30, 2020
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$15,495	$(1,440)	$14,055	$17,870	$(2,063)	$15,807
Total other comprehensive income, net	798	107	905	6,430	(301)	6,129
Accumulated other comprehensive income - ending balance	$16,293	$(1,333)	$14,960	$24,300	$(2,364)	$21,936

	Six months ended June 30, 2021			Six months ended June 30, 2020
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains (losses) on debt securities	Unrealized gains (losses) on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$24,216	$(2,023)	$22,193	$10,510	$—	$10,510
Total other comprehensive (loss) income, net	(7,923)	690	(7,233)	13,790	(2,364)	11,426
Accumulated other comprehensive income - ending balance	$16,293	$(1,333)	$14,960	$24,300	$(2,364)	$21,936

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

This non-qualified plan represents a direct liability of the Company, and as such, the Company has no specific assets set aside to settle the benefit obligation. The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary. Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the SERP amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2021 and June 30, 2020, respectively.

Total expenses for the SERP were $16 thousand and $31 thousand for the three and six months ended June 30, 2021, compared to $20 thousand and $40 thousand for the three and six months ended June 30, 2020. The Company anticipates accruing an additional $30 thousand related to the SERP during the remainder of 2021.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, was $16 thousand and $32 thousand for the three and six months ended June 30, 2021, compared to $23 thousand and $46 thousand for the three and six months ended June 30, 2020.

See also Note 12, "Stock-Based Compensation," of this Form 10-Q, contained below, for further information regarding employee benefits offered in the form of stock options and stock awards.

(12)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). At the Company's 2021 Annual Shareholders' Meeting on May 4, 2021, the shareholders voted to approve an amendment to the 2016 Plan increasing the number of shares of common stock available for awards made under the 2016 Plan by 400,000 shares of common stock. As of June 30, 2021, 506,657 shares of Company common stock remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired, plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Non-employee director fees are accrued and carried in "Accrued expenses and other liabilities" during the year and distributed to those directors in January of the following year. Total stock-based compensation expense was $540 thousand and $991 thousand for the three and six months ended June 30, 2021, compared to $506 thousand and $932 thousand for the three and six months ended June 30, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
A tax benefit of $23 thousand and $39 thousand associated with employee exercises and vesting of stock compensation was recorded as an adjustment to the Company's income tax expense for the three and six months ended June 30, 2021, compared with a tax expense of $2 thousand and $34 thousand for the three and six months ended June 30, 2020. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated financial statements.

Stock Option Awards

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Options granted	17,385	24,208
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	37%
Expected dividend yield	3.00%	3.43%
Expected life in years	6.5	6.5
Risk-free interest-rate	1.28%	1.02%
Weighted average market price on date of grants	$32.73	$28.22
Per share weighted average fair value	$11.95	$8.41
Fair value as a percentage of market value at grant date	37%	30%

Options granted during the first six months of 2021 and 2020 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $47 thousand and $92 thousand for the three and six months ended June 30, 2021, respectively, compared to $45 thousand and $90 thousand for the three and six months ended June 30, 2020, respectively.

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

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $436 thousand and $776 thousand for the three and six months ended June 30, 2021, respectively, compared to $375 thousand and $684 thousand for the three and six months ended June 30, 2020, respectively.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings. Stock-based compensation expense related to these directors' fees amounted to $57 thousand and $123 thousand for the three and six months ended June 30, 2021, respectively, compared to $86 thousand and $158 thousand for the three and six months ended June 30, 2020, respectively, and is included in other operating expenses and in "Accrued expenses and other liabilities." In January 2021, non-employee directors were issued 11,532 shares of the Company's common stock in lieu of 2020 annual cash fees of $286 thousand at a price of $24.77 per share, based on the Company's average quarterly close prices during 2020.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	12,009,358	11,902,230	11,984,283	11,871,811
Dilutive shares	46,386	16,390	40,745	26,916
Diluted weighted average common shares outstanding	12,055,744	11,918,620	12,025,028	11,898,727

There were 55,618 and 76,925 stock options outstanding for the three and six months ended June 30, 2021, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 75,979 and 75,545 stock options outstanding for the three and six months ended June 30, 2020, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2021
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$632,759	$—	$632,759	$—
Equity securities	1,265	1,265	—	—
FHLB stock	2,164	—	2,164	—
Interest-rate swaps	1,086	—	1,086	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	15,687	—	—	15,687
Other real estate owned	2,400	—	—	2,400

Liabilities measured on a recurring basis:
Interest-rate swaps	$2,941	$—	$2,941	$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$582,303	$—	$582,303	$—
Equity securities	746	746	—	—
FHLB stock	1,905	—	1,905	—
Interest-rate swaps	2,286	—	2,286	—
Assets measured on a non-recurring basis:
Collateral dependent loans carried at fair value	18,733	—	—	18,733

Liabilities measured on a recurring basis:
Interest-rate swaps	$5,100	$—	$5,100	$—

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

For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $3.8 million at June 30, 2021 compared to $5.8 million at December 31, 2020.

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
Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheets as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At June 30, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2021 and December 31, 2020:

	Fair Value
(Dollars in thousands)	June 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$15,687	$18,733	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
Other real estate owned	$2,400	$—	Appraisal of collateral	Appraisal adjustments(1)	0% - 20%
__________________________________________
(1)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the Consolidated Balance Sheets, the Company is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the Consolidated Balance Sheets.

Financial instruments for which the fair value is disclosed but not recognized on the Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	June 30, 2021
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,304	$1,304	$—	$1,304	$—
Loans, net	2,904,148	2,951,296	—	—	2,951,296
Financial liabilities:
CDs	224,362	225,098	—	225,098	—
Brokered deposits	75,014	75,987	—	75,987	—
Borrowed funds	8,620	8,282	—	8,282	—
Subordinated debt	58,919	59,192	—	59,192	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$371	$372	$—	$372	$—
Loans, net	3,029,295	3,064,791	—	—	3,064,791
Financial liabilities:
CDs	244,969	246,498	—	246,498	—
Brokered deposits	74,995	76,652	—	76,652	—
Borrowed funds	4,774	4,684	—	4,684	—
Subordinated debt	73,744	76,769	—	76,769	—

Excluded from the tables above are certain financial instruments with carrying values that approximated their fair value at the dates indicated, as they were short-term in nature or payable on demand. These include cash and cash equivalents, accrued interest and non-term deposit accounts. The respective carrying values of these instruments would all be classified within Level 1 in the fair value hierarchy.

Also excluded from these tables are the fair values of commitments for unused portions of lines of credit and commitments to originate loans that were short-term, at current market rates and estimated to have no significant change in fair value.

(15)Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2021 and June 30, 2020 is as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Supplemental financial data:
Cash paid for: interest	$4,559	$8,866
Cash paid for: income taxes	5,864	5,938
Cash paid for: lease liability	608	643
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	10,699	10,119
Transfer from loans to other real estate owned	2,400	—
ROU lease assets: operating leases(1)	2,468	—
_________________________________________
(1)Represents net new right of use ("ROU") lease assets added in the periods indicated.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2021.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions including, but not limited to statements related to management's views on:

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

Overview

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

Paycheck Protection Program

The PPP was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the Small Business Administration ("SBA") in order to provide loans to help businesses keep their workforce employed during the pandemic. The PPP allowed entities to apply for a 1.00% interest-rate loan with payments generally deferred until the date the lender receives the forgiveness amount from the SBA. The PPP loans may be partially or fully forgiven by the SBA if the borrower meets certain conditions. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

As of June 30, 2021, the Company had 1,735 PPP loans outstanding with a principal balance of $309.7 million and deferred SBA fees of $9.6 million compared to 2,633 PPP loans with a principal balance of $453.1 million and deferred SBA fees of $10.0 million at December 31, 2020. The Company anticipates the majority of the deferred SBA fees to be recognized as the PPP loans are forgiven by the SBA or paid off over the next several quarters.

Accounting Implications

As allowed under the CARES Act, the Company delayed the adoption of the FASB's Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, including the current expected credit losses (“CECL”) methodology in 2020. In the first quarter of 2021, the Company adopted the CECL methodology for estimating the allowance for credit losses ("ACL"). The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate.

The adoption of CECL resulted in the Company recording a net cumulative-effect adjustment, effective January 1, 2021, that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the ACL for unfunded commitments (included in other liabilities) increased by $2.4 million.

The Company also suspended TDR accounting as permitted under the CARES Act beginning in the first quarter of 2020 for certain short term loan modifications to borrowers impacted by the pandemic. This election primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020 as long as those loans were current, and risk rated as “pass” as of December 31, 2019.

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

These risks, and the decisions related thereto, include, but are not limited to: credit risk, market and interest-rate risk, legal and regulatory compliance risk, reputational risk, strategic risk, capital risk, compensation risk, liquidity management, information technology and cybersecurity risk, internal controls over financial reporting, physical security, loss and fraud prevention, policy reviews, third party risk management (direct and indirect vendors), business continuity and succession planning, short and long-term capital projects and facility planning, and corporate governance.

See Part I, Item 1, "Business," under the "Risk Management Framework," section of the 2020 Annual Report on Form 10-K for additional information on the Company's key risk mitigation strategies.

This Form 10-Q discusses certain key risks facing the Company and the Bank, including the following:
•Credit risk management is reviewed in detail in this Item 2 under the heading "Credit Risk," below.
•Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity management is reviewed in this Item 2 under the heading "Liquidity," below.
•Capital adequacy risk and regulatory requirements are reviewed in this Item 2, under the heading "Capital Resources," below.
•Interest-rate risk is reviewed under Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

In addition, certain heightened risks associated with the ongoing pandemic are outlined in Part II, Item 1A, "Risk Factors," in this Form 10-Q, below.

In March 2020, management activated our pandemic response team in light of the ongoing pandemic and have utilized established business continuity protocols since that time to provide uninterrupted service to our customers and communities. The pandemic response team quickly coordinated resources and responses across the Bank in order to (i) provide for the safety of our team members, customers, and business partners, (ii) maintain sound business operations, and (iii) minimize the risks identified above, among others. Team leaders were and continue to be in constant communication and continually strategize and implement coordinated efforts to mitigate the risk identified above, among others. We have modified our protocols and procedures as circumstances have evolved and we will continue to monitor the impact of the pandemic on many fronts as activities continue towards reopening of local economies and normalizing of business activity.

In addition to the risks outlined in this Form 10-Q, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model, are addressed in Part I, Item 1A, "Risk Factors," of the 2020 Annual Report on Form 10-K.

Accounting Policies/Critical Accounting Estimates

As discussed in the 2020 Annual Report on Form 10-K and updated in this Form 10-Q for the adoption of CECL, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses for loans, unfunded commitments, and available-for-sale securities, as well as the impairment review of goodwill.

On January 1, 2021, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” including the CECL methodology for estimating the allowance for credit losses. The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, which for the Company is primarily the loan portfolio. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. See the following footnotes for more information on the Company's adoption of CECL: Note 2, "Investment Securities," Note 3, "Loans," and Note 4, "Allowance for Credit Losses for Loans." Prior to the adoption of CECL, the company utilized the incurred loss methodology, under which an entity measured credit losses for loans using past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring.

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

Non-GAAP Measures

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP. However, certain balances, ratios or other measures of the Company’s performance exclude the impact of PPP loans, which we expect to be short-term in nature. We refer to any balance, ratio or measure that excludes PPP loans as “core.” In addition, we refer to any balance, ratio or measure that excludes PPP loans and interest-earning deposits as “adjusted.” The core and adjusted balances, ratios and measures were derived in order to provide more meaningful comparisons to prior periods as: (i) PPP loans outstanding have been originated within the last 15 months and the majority are expected to pay off during the next several quarters; and (ii) growth in customer deposits and PPP loan pay-downs have resulted in a high balance in low-yielding interest-earning deposits.
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
The following table summarizes the reconciliation of GAAP items to non-GAAP items related to the impact of PPP loans on total loans and assets:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Total loans (GAAP)	$2,954,189	$3,073,860
Adjustment: PPP loans	(309,709)	(453,084)
Adjustment: Deferred PPP fees	9,627	10,014
Total core loans (non-GAAP)	$2,654,107	$2,630,790

Total assets (GAAP)	$4,428,001	$4,014,324
Adjustment: PPP loans	(309,709)	(453,084)
Adjustment: Deferred PPP fees	9,627	10,014
Total core assets (non-GAAP)	$4,127,919	$3,571,254

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

The following table summarizes the reconciliation of GAAP items to non-GAAP items related to the impact of PPP loans and interest-earning deposits:

	Three months ended	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2020
ADJUSTED INTEREST-EARNING ASSETS
Total average interest-earning assets	$4,147,580	$3,924,153	$3,681,577
Adjustment: Average PPP loans, net	(411,867)	(452,813)	(367,860)
Adjustment: Average interest-earning deposits	(504,649)	(279,796)	(144,804)
Total adjusted average interest-earning assets	$3,231,064	$3,191,544	$3,168,913

ADJUSTED NET INTEREST INCOME
Net interest income (tax equivalent)	$35,645	$35,081	$32,884
Adjustment: PPP loan income	(5,584)	(6,013)	(2,521)
Adjustment: Interest on interest-earning deposits	(136)	(68)	(39)
Adjusted net interest income (tax equivalent)	$29,925	$29,000	$30,324

ADJUSTED NET INTEREST MARGIN
Net interest margin (tax equivalent)	3.45%	3.62%	3.59%
Adjustment: PPP loan effect(1)	(0.22)%	(0.23)%	0.09%
Adjustment: Interest-earning deposits effect(2)	0.48%	0.29%	0.16%
Adjusted net interest margin (tax equivalent)	3.71%	3.68%	3.84%

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2021	June 30, 2020
ADJUSTED INTEREST-EARNING ASSETS
Total average interest-earning assets	$4,036,484	$3,404,489
Adjustment: Average PPP loans, net	(432,227)	(183,931)
Adjustment: Average interest-earning deposits	(392,844)	(90,170)
Total adjusted average interest-earning assets	$3,211,413	$3,130,388

ADJUSTED INTEREST INCOME
Net interest income (tax equivalent)(3)	$70,739	$63,140
Adjustment: PPP loan income	(11,597)	(2,521)
Adjustment: Interest on interest-earning deposits	(204)	(132)
Adjusted net interest income (tax equivalent)	$58,938	$60,487

ADJUSTED NET INTEREST MARGIN
Net interest margin (tax equivalent)	3.53%	3.73%
Adjustment: PPP loan effect(1)	(0.22)%	0.05%
Adjustment: Interest-earning deposits effect(2)	0.39%	0.10%
Adjusted net interest margin (tax equivalent)	3.70%	3.88%
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
(3)Six-month results reflect tax equivalent adjustments as of June 30 of the respective periods.

Results of Operations for the three months ended June 30, 2021 and June 30, 2020

Unless otherwise indicated, the reported results are for the three months ended June 30, 2021 with the "same period," the "prior year period," the "comparable period," and the "prior period" being the three months ended June 30, 2020. Average yields are presented on an annualized tax equivalent basis.

Net Income
The Company's net income for the three months ended June 30, 2021 amounted to $11.1 million, or $0.92 per diluted common share, compared to $7.3 million, or $0.61 per diluted common share, for the three months ended June 30, 2020. The increase was primarily attributable to an increase in net interest income and a decrease in the provision for credit losses.

Net Interest Income and Margin
The Company's net interest income for the three months ended June 30, 2021 amounted to $35.3 million, an increase of $2.8 million, or 8%, compared to the prior year period. The increase in the current period was due largely to PPP related SBA fee income and lower deposit interest expense, partially offset by lower non-PPP loan income and an increase in subordinated debt interest expense. For the three months ended June 30, 2021, net interest income included PPP interest and SBA fee income of $5.6 million, compared to $2.5 million in the prior year period.

Tax equivalent net interest margin (“net interest margin” or “margin”) was 3.45%, 3.62%, and 3.59% for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, respectively. Margin has been negatively impacted by large interest-earning deposit balances, which consist primarily of short-term, overnight balances held at the FRB, and to a lesser extent loan pay-downs and lower interest rates, partially offset by accelerated fee income on PPP loan forgiveness.

For the three months ended June 30, 2021, March 31, 2021, and June 30, 2020:
•The average interest-earning deposit balances were $504.6 million, $279.8 million and $144.8 million.
•The average PPP loan balances, net of deferred fees, were $411.9 million, $452.8 million and $367.9 million.
•Adjusted net interest margin was 3.71%, 3.68%, and 3.84%.

Interest and Dividend Income
Total interest and dividend income amounted to $37.2 million for the three months ended June 30, 2021, an increase of $1.1 million, or 3%, compared to the prior period. The increase was attributed primarily to PPP related fee income, partially offset by lower yields on interest-earning assets. The average tax equivalent yield on interest-earning assets has declined 36 basis points compared to the prior period. See the "Net Interest Income and Margin" discussion above for further information on the decrease in yields.
Interest Expense
For the three months ended June 30, 2021, total interest expense amounted to $1.9 million, a decrease of $1.7 million, or 46%, compared to the same period in 2020, due primarily to decreases in interest expense related to customer deposits and wholesale funding (brokered deposits and FHLB borrowings), partially offset by increased interest costs from the increase in subordinated debt. The average cost of funding, including the impact of non-interest-bearing checking accounts balances, decreased 22 basis points. The average balance of checking, savings and money market accounts increased $313.3 million, or 16%, and the average balance of borrowed funds decreased $51.2 million.

Deposit growth since December 31, 2020 was due in large part to customers depositing funds received from round three PPP loan advances, government stimulus checks received during the period, and generally maintaining higher liquidity in response to the pandemic.

Non-interest-bearing checking accounts are an important component of the Company's core funding strategy. For the three months ended June 30, 2021, the average balance of non-interest-bearing checking accounts increased $157.8 million, or 14%, as compared to the same period in 2020, and represented 34% of total average deposit balances for the three months ended June 30, 2021 and June 30, 2020.

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

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax-equivalent)	$964	$34	$930
Investment securities (tax-equivalent)	48	770	(722)
Other interest-earning assets(1)	65	116	(51)
Total interest-earning assets (tax-equivalent)	1,077	920	157
Interest Expense
Interest checking, savings and money market	(1,369)	252	(1,621)
Certificates of deposit	(864)	(237)	(627)
Brokered CDs	125	120	5
Borrowed funds	(162)	(119)	(43)
Subordinated debt	587	615	(28)
Total interest-bearing funding	(1,683)	631	(2,314)
Change in net interest income (tax-equivalent)	$2,760	$289	$2,471
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2021 and 2020:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2021			Three months ended June 30, 2020
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale (2) (tax equivalent)	$3,050,289	$33,786	4.44%	$3,056,052	$32,822	4.32%
Investments (3) (tax equivalent)	590,488	3,661	2.48%	477,117	3,613	3.03%
Other interest-earning assets (4)	506,803	144	0.11%	148,408	79	0.21%
Total interest-earning assets (tax equivalent)	4,147,580	37,591	3.63%	3,681,577	36,514	3.99%
Other assets	157,297			160,077
Total assets	$4,304,877			$3,841,654

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,234,017	381	0.07%	$1,920,764	1,750	0.37%
Certificates of deposit	230,028	470	0.82%	291,003	1,335	1.84%
Brokered CDs	75,001	259	1.39%	40,382	135	1.33%
Borrowed funds	8,625	18	0.83%	59,786	180	1.21%
Subordinated debt (5)	58,901	818	5.55%	14,877	230	6.24%
Total interest-bearing funding	2,606,572	1,946	0.30%	2,326,812	3,630	0.63%

Net interest-rate spread (tax equivalent)			3.33%			3.36%

Non-interest checking	1,321,903	—	—	1,164,058	—
Total deposits, borrowed funds and subordinated debt	3,928,475	1,946	0.20%	3,490,870	3,630	0.42%
Other liabilities	42,816			39,965
Total liabilities	3,971,291			3,530,835

Stockholders' equity	333,586			310,819
Total liabilities and stockholders' equity	$4,304,877			$3,841,654

Net interest income (tax equivalent)		35,645			32,884
Net interest margin (tax equivalent)			3.45%			3.59%
Less tax equivalent adjustment		359			358
Net interest income		$35,286			$32,526
Net interest margin			3.41%			3.55%
________________________________________
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

Provision for Credit Loss
The provision for credit losses for the three months ended June 30, 2021, was determined under the CECL model and amounted to $39 thousand, a decrease of $2.6 million, compared to the same period in 2020, which was under the incurred loss model. The provision for credit losses was impacted by the following:
•The current three-month provision resulted primarily from core loan growth in the second quarter of 2021, partially offset by a reduction in reserves for unfunded commitments, and a reduction in specific reserves due to pay-downs on individually evaluated loans.
•The provision in the prior year period reflects an increase in reserves related to the impact of the COVID-19 pandemic on the credit quality of the loan portfolio and an increase in reserves for individually evaluated loans.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the allowance for credit losses see "Asset Quality," and "Allowance for Credit Losses" under "Financial Condition" in this Item 2, above.

Non-Interest Income

Non-interest income for the three months ended June 30, 2021, amounted to $4.8 million, an increase of $742 thousand, or 19%, as compared to the same period in 2020. The primary components of the quarter over quarter increase are as follows:

•Wealth management fees increased $292 thousand due primarily to asset growth from market appreciation;
•Deposit interchange fees increased $145 thousand due primarily to higher deposit account activity combined with higher balances in customer accounts and increased consumer spending resulting in higher interchange activity;
•Gains on loan sales increased $152 thousand due primarily to higher volume of loans originated for sale; and
•Other real estate owned ("OREO") income, which is included in other income, increased $108 thousand as the Company transferred a loan into OREO resulting in the acquisition of an income-producing commercial real estate property.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2021 amounted to $25.2 million, an increase of $827 thousand, or 3%, compared to the prior period. The prior year period salaries and employee benefits expense included additional pandemic-related expenditures, primarily in the second quarter. The other primary components of the quarter over quarter change are as follows:

•Technology and telecommunications increased $429 thousand due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.
•Occupancy and equipment increased $334 thousand due primarily to the higher costs related to the opening of two branch locations and one branch relocations.

Income Taxes

The effective tax rate for the three months ended June 30, 2021 was 25.0%, compared to 23.9% for the three months ended June 30, 2020.

Results of Operations for the six months ended June 30, 2021 and June 30, 2020

Unless otherwise indicated, the reported results are for the six months ended June 30, 2021 with the "same period," the "prior year period," the "comparable period," "prior year," and "prior period" being the six months ended June 30, 2020. Average yields are presented on an annualized tax equivalent basis.

Net Income

The Company's net income for the six months ended June 30, 2021 amounted to $21.5 million or $1.79 per diluted common share, compared to $11.3 million, or $0.95 per diluted common share, for the six months ended June 30, 2020. The increase was primarily attributable to an increase in net interest income and a decrease in the provision for credit losses.

Net Interest Income and Margin

The Company's net interest income for the six months ended June 30, 2021, amounted to $70.0 million, an increase of $7.6 million, or 12%, compared to the prior year period. The increase in the current period was due largely to PPP related SBA fee income and lower deposit interest expense, partially offset by lower non-PPP loan income and an increase in subordinated debt interest expense. For the six months ended June 30, 2021, net interest income included PPP interest and fee income of $11.6 million, compared to $2.5 million in the prior year period.

Net interest margin was 3.53% and 3.73% for the six months ended June 30, 2021, and June 30, 2020. Margin has been negatively impacted by large interest-earning deposit balances, which consist primarily of short-term, overnight balances held at the FRB, and to a lesser extent loan pay-downs and lower interest rates, partially offset by accelerated fee income on PPP loan forgiveness.

For the six months ended June 30, 2021 and 2020:
•The average interest-earning deposit balances were $392.8 million and $90.2 million.
•The average PPP loan balances, net of deferred SBA fees, were $432.2 million and $183.9 million.
•Adjusted net interest margin was 3.70% and 3.88%.

Interest and Dividend Income

Total interest and dividend income amounted to $74.3 million for the six months ended June 30, 2021, an increase of $3.2 million, or 5%, compared to the prior year period. The increase was attributed primarily to PPP related SBA fee income, partially offset by lower yields on interest-earning assets. Average tax equivalent yields on interest-earning asset have declined 49 basis points since the comparable period. See the "Net Interest Income and Margin" discussion above for further information on the decrease in yields.

Interest Expense

For the six months ended June 30, 2021, total interest expense amounted to $4.3 million, a decrease of $4.4 million, or 50%, over the same period in 2020, due primarily to decreases in interest expense related to customer deposits and wholesale funding (brokered deposits and FHLB borrowings), partially offset by increased interest costs from the increase of subordinated debt. The average cost of funding, including the impact of non-interest deposit accounts balances, decreased 31 basis points. The average balance of checking, savings and money market accounts increased $350.8 million, or 19%, and the average balance of borrowed funds decreased $71.2 million.

Deposit growth since December 31, 2020, was due in large part to customers depositing funds received from round three PPP loan advances, government stimulus checks, and generally maintaining higher liquidity in response to the pandemic.

Non-interest deposit accounts are an important component of the Company's core funding strategy. For the six months ended June 30, 2021, the average balance of non-interest checking accounts increased $284.8 million, or 29%, as compared to the same period in 2020. This non-interest-bearing funding source represented 34% and 32% of total average deposit balances for the six months ended June 30, 2021 and June 30, 2020.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest Income
Loans and loans held for sale (tax equivalent)	$3,314	$5,270	$(1,956)
Investment securities (tax equivalent)	(42)	1,382	(1,424)
Other interest-earning assets(1)	(35)	280	(315)
Total interest-earning assets (tax equivalent)	$3,237	$6,932	$(3,695)

Interest Expense
Interest checking, savings and money market	$(3,799)	$736	$(4,535)
CDs	(1,770)	(519)	(1,251)
Brokered deposits	378	374	4
Borrowed funds	(569)	(360)	(209)
Subordinated debt	1,398	1,448	(50)
Total interest-bearing funding	(4,362)	1,679	(6,041)
Change in net interest income (tax equivalent)	$7,599	$5,253	$2,346
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits, fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2021 and 2020:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2021			Six months ended June 30, 2020
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,058,424	$67,562	4.45%	$2,826,991	$64,248	4.57%
Investment securities(3) (tax equivalent)	583,172	7,287	2.50%	482,820	7,329	3.04%
Other interest-earning assets(4)	394,888	209	0.11%	94,678	244	0.52%
Total interest-earnings assets (tax equivalent)	4,036,484	75,058	3.75%	3,404,489	71,821	4.24%
Other assets	157,943			154,501
Total assets	$4,194,427			$3,558,990

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,166,805	851	0.08%	$1,815,978	4,650	0.51%
CDs	235,089	1,069	0.92%	299,392	2,840	1.91%
Brokered deposits	75,000	513	1.38%	20,191	135	1.33%
Borrowed funds	7,302	26	0.72%	78,489	595	1.52%
Subordinated debt(5)	66,206	1,860	5.62%	14,875	461	6.24%
Total interest-bearing funding	2,550,402	4,319	0.34%	2,228,925	8,681	0.78%

Net interest-rate spread (tax equivalent)			3.41%			3.46%

Non-interest checking	1,268,133	—		983,326	—
Total deposits, borrowed funds and subordinated debt	3,818,535	4,319	0.23%	3,212,251	8,681	0.54%
Other liabilities	44,812			40,098
Total liabilities	3,863,347			3,252,349

Stockholders' equity	331,080			306,641
Total liabilities and stockholders' equity	$4,194,427			$3,558,990

Net interest income (tax equivalent)		70,739			63,140
Net interest margin (tax equivalent)			3.53%			3.73%
Less tax equivalent adjustment		717			718
Net interest income		$70,022			$62,422
Net interest margin			3.49%			3.68%
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

Provision for Credit Losses

The provision for credit losses for the six months ended June 30, 2021 was determined under the CECL model and amounted to $719 thousand a decrease of $8.1 million, compared to the same period in 2020, which was under the incurred loss model. The provision for credit losses was impacted by the following:

•The current six-month provision resulted primarily from core loan growth in the second quarter.
•The provision in the prior year period reflects an increase in reserves related to the impact of the COVID-19 pandemic on the credit quality of the loan portfolio and an increase in reserves for individually evaluated loans.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the allowance for credit losses see "Asset Quality," and "Allowance for Credit Losses" under "Financial Condition" in this Item 2, above.

Non-Interest Income

Non-interest income for the six months ended June 30, 2021 amounted to $9.1 million, an increase of $843 thousand, or 10%, compared to the six months ended June 30, 2020. The primary components of the increase are as follows:

•Wealth management fees increased $464 thousand due primarily to asset growth from market appreciation; and
•Increase of $280 thousand in the gain on equity investment fair values, partially offset by a $229 thousand decrease in loan derivative fees, both of which are included in other income.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2021 amounted to $49.8 million, an increase of $2.8 million, or 6%, compared to the same period in 2020. The primary components of the increase are as follows:

•Salaries and benefits and occupancy and equipment increased $917 thousand and $539 thousand, respectively, due primarily to the Company's continued strategic growth initiatives.
•The prior year salaries and employee benefits expense included additional pandemic-related expenditures, primarily in the second quarter.
•Technology and telecommunications increased $795 thousand due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.
•The Company also realized a loss on the extinguishment of subordinated debt of $713 thousand from the early redemption of the January 2015 Notes on March 31, 2021. The loss on the extinguishment of the January 2015 Notes consisted of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

Income Taxes

The effective tax rate was 24.6% and 23.8% for the six months ended June 30, 2021 and June 30, 2020, respectively.

Financial Condition

Total assets amounted to $4.43 billion at June 30, 2021, compared to $4.01 billion at December 31, 2020, an increase of $413.7 million, or 10%. Total core assets have increased $556.7 million, or 16%, since December 31, 2020. The increase in the Company’s total assets since December 31, 2020, is related primarily to the increase in interest-earning deposits of $477.8 million. The balance sheet composition and changes since December 31, 2020 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $485.5 million since December 31, 2020. At June 30, 2021, cash and cash equivalents amounted to 17% of total assets, compared to 6% of total assets at December 31, 2020.

The increase in cash and cash equivalents over the prior period was primarily due to total interest-earning deposits, which consists primarily of short-term, overnight balances held at the FRB, and amounted to $690.9 million at June 30, 2021 compared to $213.1 million at December 31, 2020. The increase related primarily to increases in customer deposits and PPP loan forgiveness.

While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers are generally maintaining higher liquidity in response to the pandemic and have increased cash balances since December 31, 2020.

Investments

At June 30, 2021, the fair value of the investment portfolio amounted to $634.0 million, an increase of $51.0 million, or 9% since December 31, 2020. The investment portfolio at fair value represented 14% and 15% of total assets at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, and December 31, 2020, the investment portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

See Note 1, Item (c) "Recent Accounting Pronouncements," Note 2, "Investment Securities," and Note 14, "Fair Value Measurements," to the Company's unaudited consolidated interim financial statements contained in Item 1 in this Form 10-Q above for further information regarding the Company's investment portfolio and unrealized gains and losses on debt securities, including information about investments in an unrealized loss position for which an ACL for available-for-sale securities or impairment has or has not been recognized, investments pledged as collateral, and the Company's fair value measurements for investments.

During the six months ended June 30, 2021, the Company purchased $106.5 million in debt securities. The Company had principal pay downs, calls and maturities totaling $42.2 million during the six months ended June 30, 2021.

During the six months ended June 30, 2021, management sold debt securities with an amortized cost of approximately $2.9 million realizing net gains on sales of $128 thousand.

Net unrealized gains on the debt securities portfolio amounted to $20.9 million at June 30, 2021, compared to $31.1 million at December 31, 2020 and $31.2 million at June 30, 2020. The Company attributes the decrease in net unrealized gains as compared to December 31, 2020 to an increase in market yields.

Loans

Total loans decreased $119.7 million, or 4%, compared to December 31, 2020, and decreased $222.0 million, or 7%, since June 30, 2020. The decline during the six months ended June 30, 2021, was primarily due to PPP forgiveness, partially offset by PPP originations and net core loan growth amounted to $23.3 million. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to 88% of total core loans at June 30, 2021 and 87% at both December 31, 2020 and June 30, 2020. Since June 30, 2020, there has been a shift within the commercial loan composition as commercial real estate loans have increased, while commercial and industrial and, to a lesser extent, commercial construction loans have decline.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans(1):

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,541,397	52.2%	$1,476,236	48.0%	$1,469,641	46.3%
Commercial and industrial	404,432	13.7%	435,548	14.2%	454,447	14.3%
Commercial construction	383,807	13.0%	371,856	12.1%	402,537	12.7%
SBA PPP	300,083	10.2%	443,070	14.4%	490,159	15.4%
Total commercial loans	2,629,719	89.1%	2,726,710	88.7%	2,816,784	88.7%
Residential mortgages	233,580	7.9%	252,995	8.2%	261,817	8.2%
Home equity	82,336	2.7%	85,178	2.8%	88,371	2.8%
Consumer	8,554	0.3%	8,977	0.3%	9,170	0.3%
Total retail loans	324,470	10.9%	347,150	11.3%	359,358	11.3%
Total loans	2,954,189	100.0%	3,073,860	100.0%	3,176,142	100.0%
Allowance for credit losses	(50,041)		(44,565)		(42,324)
Net loans	$2,904,148		$3,029,295		$3,133,818
__________________________________________
(1) Upon the adoption of CECL, the Company includes deferred fees as part of the portfolio segment balance. Prior periods have been adjusted in this table to align with the CECL presentation.

As of June 30, 2021, commercial real estate loans increased $65.2 million, or 4%, compared to December 31, 2020, and increased $71.8 million, or 5%, compared to June 30, 2020. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of June 30, 2021, commercial and industrial loan balances decreased by $31.1 million, or 7%, compared to December 31, 2020 and $50.0 million, or 11%, compared to June 30, 2020. The decreases reflect a decline in line utilization on revolving lines as business customers made use of alternative government sponsored funding sources and declines in business activity as a result of the pandemic, as well as general pay downs, maturities and reduction in originations. These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing, and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the SBA under various long-established programs (see below regarding the separate PPP loan portfolio). Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $12.0 million, or 3%, since December 31, 2020, and decreased $18.7 million, or 5%, compared to June 30, 2020. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

During the six-month period ended June 30, 2021, PPP forgiveness amounted to $351.2 million, round three PPP originations amounted to $207.8 million with the SBA ending the program on May 31, 2021.

Total retail loan balances decreased by $22.7 million, or 7%, since December 31, 2020, and decreased $34.9 million, or 9.7%, since June 30, 2020. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment and the primary component of the decline since prior periods. The current active residential real estate market and low interest-rate environment have driven sale and refinance activity during the six-month period ended June 30, 2021,

At June 30, 2021, commercial loan balances participated out to various banks amounted to $67.4 million, compared to $65.3 million at December 31, 2020, and $78.0 million at June 30, 2020. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $78.7 million, $77.1 million and $102.5 million at June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

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

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Non-accrual loan summary:
Commercial real estate	$24,167	$29,680	$8,789
Commercial and industrial	4,213	4,574	5,549
Commercial construction	2,876	2,999	5,801
SBA PPP	—	—	—
Residential mortgages	389	414	473
Home equity	351	381	705
Consumer	—	2	18
Total non-performing loans	31,996	38,050	21,335
OREO	2,400	—	—
Total non-performing assets	$34,396	$38,050	$21,335
Total loans	$2,954,189	$3,073,860	$3,176,142
Accruing TDR loans not included above	$9,283	$10,268	$12,182
Delinquent loans 60-89 days past due and still accruing	$11	$316	$2,036
Loans 60-89 days past due and still accruing to total loans	—%	0.01%	0.06%
Non-performing loans to total loans	1.08%	1.24%	0.67%
Non-performing assets to total assets	0.78%	0.95%	0.53%
Allowance for credit losses for loans	$50,041	$44,565	$42,324
Allowance for credit losses for loans to non-performing loans	156.40%	117.12%	198.38%
Allowance for credit losses for loans to total loans	1.69%	1.45%	1.33%

As of June 30, 2021, the ratio of non-performing loans to total core loans ratio was 1.21% and the non-performing assets to total core assets ratio was 0.83%. Additionally, the ACL for loans to total core loans ratio was 1.89% at June 30, 2021. Total core loans exclude PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA.

The majority of non-accrual loans were also carried as adversely classified during the periods presented. At June 30, 2021, December 31, 2020, and June 30, 2020 the Company had adversely classified loans (loans carrying "special mention," "substandard," "doubtful" or "loss" classifications) amounting to $68.5 million, $75.3 million, and $61.3 million, respectively. The increase at June 30, 2021, compared to June 30, 2020, was due to credit downgrades, primarily in the fourth quarter of 2020, partially offset by payoffs, credit upgrades and charge-offs since the prior period. Credit downgrades included three commercial relationships which became non-accrual in the fourth quarter of 2020 and are in industries that have been highly impacted by the pandemic. One of these relationships had a partial charge-off of $1.8 million during the quarter ended March 31, 2021, with the remaining carry value transferred to OREO in April 2021, which largely accounted for the decrease compared to December 31, 2020.

Adversely classified loans that were performing but possessed potential weakness and, as a result, could ultimately become non-performing loans amounted to $36.7 million at June 30, 2021 and $37.4 million at December 31, 2020. The remaining balances of adversely classified loans were non-accrual loans, amounting to $31.8 million at June 30, 2021 and $37.9 million at December 31, 2020. Non-accrual loans that were not adversely classified amounted to $181 thousand and $137 thousand at June 30, 2021 and December 31, 2020, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total individually evaluated collateral dependent loans amounted to $40.6 million and $48.3 million at June 30, 2021 and December 31, 2020, respectively. Total accruing collateral dependent loans amounted to $9.1 million and $10.3 million at June 30, 2021 and December 31, 2020, respectively, while non-accrual collateral dependent loans amounted to $31.5 million and $38.0 million as of June 30, 2021 and December 31, 2020, respectively.

In management's opinion, the majority of collateral dependent loan balances at June 30, 2021 and December 31, 2020 were supported by the net realizable value of the underlying collateral. Based on management's collateral assessment at June 30, 2021, collateral dependent loans totaling $21.2 million required no specific reserves and loans totaling $19.5 million required specific reserve allocations of $3.8 million. At December 31, 2020, collateral dependent loans totaling $23.4 million required no specific reserves and loans totaling $24.9 million required specific reserve allocations of $6.2 million. The decrease in specific reserves since December 31, 2020 was due primarily to the partial charge-off of one commercial real estate relationship noted above as well as principal pay-downs and payoffs, partially offset by new credit downgrades, for which management determined that the additional provisions were necessary. Management closely monitors all individually evaluated relationships for their individual business circumstances, credit metrics, or underlying collateral value deterioration to determine if additional reserves are necessary.

Total TDR loans as of June 30, 2021 and December 31, 2020 were $17.0 million and $17.7 million, respectively. TDR loans on accrual status amounted to $9.3 million and $10.3 million at June 30, 2021 and December 31, 2020, respectively. TDR loans included in non-accrual loans amounted to $7.7 million at June 30, 2021 and $7.5 million at December 31, 2020. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance due to the impact of the pandemic. Payment deferrals due to the pandemic remained active on 17 "pass" rated loans, amounting to $36.0 million, or 1.36% of total core loans, at June 30, 2021, compared to 29 loans amounting to $38.2 million, or 1.46% of total core loans, at March 31, 2021. The majority of the active deferrals are loans that were granted subsequent deferrals after the initial three-month deferral period ended. These loans continue to accrue interest in accordance with their initial terms and are not reported as TDR notes.

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

The Company uses a systematic methodology to measure the amount of estimated loan losses. The methodology uses a two-tiered approach that applies specific reserves for loans individually evaluated and general reserves for larger groups of homogeneous loans that are collectively evaluated based on similar risk characteristics.

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

Loans individually evaluated

Loans individually evaluated consist primarily of loans which management considers it probable that not all amounts due (principals and interest) will be collected in accordance with the original contractual terms and loans designated as TDRs and to a lesser extent, if applicable, loans that management deems as individually significant or with unique risk characteristics or for some other reason based on management’s judgement. Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest-rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

While management uses available information and judgement to estimate credit losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$44,565	$33,614

Day one CECL adjustment	6,560	—
Provision for credit losses for loans	862	8,822
Recoveries on charged-off loans:
Commercial real estate	39	—
Commercial and industrial	83	174
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	10	6
Consumer	3	25
Total recovered	135	205
Charged-off loans
Commercial real estate	1,825	—
Commercial and industrial	249	299
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	7	18
Total charged-off	2,081	317

Net loans charged-off (recovered)	1,946	112
Ending balance	$50,041	$42,324
Annualized net loans charged-off to average loans outstanding	0.13%	0.01%

Net charge-offs for the six months ended June 30, 2021, related primarily to an individually evaluated commercial real estate loan, which was fully reserved in late 2020 and charged-off in the first quarter of 2021. The charge-off resulted in the loan being recorded at the estimated fair value less cost to sell the underlying collateral. The Company transferred the property to OREO in April 2021 by accepting the deed in-lieu of foreclosure.

See Note 4, "Allowance for Credit Losses for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the ACL for loans and credit quality.

ACL for unfunded commitments

CECL also applies to off-balance sheet credit exposure for unfunded commitments (commitments to originate loans and additional funding commitments, standby letters of credit, financial guarantees and other similar investments) that are not unconditionally cancellable. The ACL for unfunded commitments is classified within "Accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

The Company’s ACL for unfunded commitments amounted to $2.3 million as of June 30, 2021 and the associated provision was a reduction of $143 thousand for the six months ended June 30, 2021.

Based on the foregoing, management believes that the Company's ACL for loans and unfunded commitments is adequate as of June 30, 2021.

Other real estate owned

The Company had one OREO property at June 30, 2021 with a net book value of $2.4 million and none at December 31, 2020, or June 30, 2020. There was one OREO addition during the six months ended June 30, 2021 and none during the six months ended June 30, 2020. There were no sales or subsequent write downs of OREO during the six months ended June 30, 2021 or the six months ended June 30, 2020.

Sources and Uses of Funds

The Company's primary sources of funds are customer deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities. The Company may also, from time to time, utilize brokered deposits, overnight borrowings from correspondent banks and borrowings from the FRB. Additionally, funding for the Company may be generated through equity transactions, including the dividend reinvestment and direct stock purchase plan (the "DRSPP") or exercise of stock options, and occasionally the issuance of debt securities or common stock. The Company's sources of funds are intended to be used to conduct operations and to support growth, by funding loans, investing in securities, expanding the branch network, and paying dividends to stockholders.

Deposits

As of June 30, 2021, customer deposits increased $413.4 million, or 12%, since December 31, 2020, and $316.5 million, or 9%, since June 30, 2020. Since December 31, 2020, the largest growth occurred in checking accounts and to a lesser extent money market accounts. Management believes the deposit growth since December 31, 2020 was due in large part to customers depositing funds received from PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic. We anticipate that as customers spend down their PPP loan funds, this will result in a reduction in deposits.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks. The Company’s total customer deposits reflect the equal and reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $519.6 million, $508.4 million and $520.0 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. Savings accounts are not eligible for this program.

At June 30, 2021, December 31, 2020 and June 30, 2020, the Company's brokered deposits, of approximately $75 million outstanding at each period, consisted of balances used in conjunction with interest-rate-swaps to hedge against adverse interest-rate movements.

Borrowed Funds

The Company had borrowed funds outstanding, all of which were FHLB advances, of $8.6 million, $4.8 million, and $4.2 million at June 30, 2021, December 31, 2020, and June 30, 2020, respectively. FHLB borrowings outstanding at each of these dates were related to specific lending projects under the FHLB's community development and affordable housing programs.

At June 30, 2021, the Bank had the capacity to borrow additional funds from the FHLB, FRB Discount Window, and under the Paycheck Protection Program Liquidity Facility (the "PPPLF") of up to approximately $630.0 million, $231.0 million, and $309.7 million, respectively.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $58.9 million at June 30, 2021, $73.7 million at December 31, 2020, and $14.9 million at June 30, 2020.

On March 31, 2021, the Company redeemed the Notes issued January 2015. The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs. The January 2015 Notes were outstanding at June 30, 2020 and December 31, 2020, respectively.

In July 2020, the Company issued $60.0 million in notes callable in July 2025 and due in July 2030. The July 2020 notes were outstanding at June 30, 2021 and December 31, 2020, respectively.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest-rate swaps to hedge against adverse interest-rate movements. The combined notional value of these swaps, maturing from 2023 through 2025, was $75.0 million at June 30, 2021, and the fair value carried as a liability on the Company's Consolidated Balance Sheets was $1.9 million.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers decreased to $37.2 million at June 30, 2021 from $38.0 million at December 31, 2020. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $1.1 million at June 30, 2021 compared to $2.3 million at December 31, 2020.

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

At June 30, 2021, the Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight fed fund purchase arrangements with correspondent banks, access to the FRB Discount Window and the PPPLF, which provides funding secured by PPP pledged loans.

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

On July 7, 2020, the Company issued $60.0 million in fixed-to-floating rate subordinated notes due 2030 and redeemable at the option of the Company on or after July 15, 2025. In September 2020, the Company invested $53.0 million of the net proceeds from the issuance into the Bank. The notes, which were classified as a liability on the Company's Consolidated Balance Sheets, qualify as Tier 2 regulatory capital for the Company and the Company's investment in the Bank qualifies as Tier 1 regulatory capital for the Bank.

On January 1, 2021, the Company's adoption of CECL resulted in the Company recording a net cumulative-effect adjustment that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes.

On March 31, 2021, the Company redeemed the January 2015 Notes. The redemption of the January 2015 Notes was funded through a dividend from the Bank.

For the six months ended June 30, 2021, the Company declared $4.4 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 19,307 shares of the Company's common stock, totaling $628 thousand. The direct purchase component of the DRSPP was used by stockholders to purchase 47 shares of the Company's common stock, totaling $1 thousand, during the six months ended June 30, 2021.

On July 20, 2021, the Company announced a quarterly dividend of $0.185 per share to be paid on September 1, 2021 to stockholders of record as of August 11, 2021.

For further information about the Company's capital, see Note 9 and Note 11, both titled "Stockholders' Equity," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q and to the Company's audited consolidated financial statements contained in the Company's 2020 Annual Report on Form 10-K, respectively.

Assets Under Management

Total assets under management include total assets and wealth assets under management. Wealth assets under management are not carried as assets on the Company's Consolidated Balance Sheets, and as such, total assets under management are not a financial measurement recognized under GAAP, however management believes its disclosure provides information useful on the Company's operations.

The Company provides a wide range of wealth management and wealth services, including brokerage, trust, and investment management. Excluded from wealth assets under management are additional assets under administration which include 401(k) plans and Trust and Custody accounts.

As of June 30, 2021, wealth assets under management, which are reflected at fair market value, decreased $10.1 million, or 1%, since December 31, 2020, and since June 30, 2020, balances have increased $113.7 million, or 13%. The decrease since December 31, 2020 resulted primarily from the departure of a large, institutional relationship, following the client's merger, partially offset by net new assets and increases in market values.

As of June 30, 2021, total assets under management increased $403.6 million, or 8% since December 31, 2020 and $504.4 million, or 10% since June 30, 2020. Total core assets under management have increased $432.9 million, or 10%, since December 31, 2020 and $580.9 million, or 13%, since June 30, 2020.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Total assets	$4,428,001	$4,014,324	$4,037,229
Wealth assets under management	966,393	976,502	852,741
Total assets under management	$5,394,394	$4,990,826	$4,889,970

Additionally, the Company had $236.5 million and $210.9 million at June 30, 2021 and December 31, 2020, respectively, of assets under administration consisting of mostly 401(k) plans and to a lesser extent Trust and Custodial accounts.
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

At June 30, 2021, the Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities.

Consistent with results at December 31, 2020, the net interest income sensitivity model assumed a static balance sheet and did not forecast an increase in liquidity from potential PPP loan forgiveness by the SBA, which, absent any other significant balance sheet changes, would increase the Company’s on balance sheet liquidity and therefore increase the Company’s asset sensitivity. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2021) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A -Risk Factors

Except as provided in the risk factor below, management believes that there have been no material changes in the Company's risk factors as reported in the 2020 Annual Report on Form 10-K.

If the United States or the markets in which we operate encounter sustained economic stress or recession, or if long-term consequences or lagging effects of the pandemic are experienced by our customers and businesses, many of the risk factors identified in the Company's 2020 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations and interest-rate risk, as described in more detail below.

COVID-19 Pandemic

The COVID-19 pandemic has caused extensive disruption to the economy, impacted interest rates, increased economic and financial market uncertainty, disrupted global trade and supply chains, and brought about significant unemployment levels. Both Massachusetts and New Hampshire experienced record high new COVID-19 cases reported in early January 2021, although trends slowed through June 2021. Subsequent to June 2021, further surges in COVID-19 variants cases are being reported. Although many of the state and local governments restrictions have eased or been lifted, these restrictions have resulted in significant lingering adverse effects on our customers and business partners, particularly those in the retail, recreation, hospitality and food and beverage industries, among others, including shut-downs or limitation on service capacity, further resulting in a significant number of layoffs and furloughs of employees in the regions and communities in which we operate. Any pull-back in reopening of the Massachusetts and New Hampshire economies or new capacity restrictions in response to up ticks in reported variant cases, may leave certain types of businesses closed once again, or with largely diminished capacity until comprehensive vaccination has been achieved. Businesses have experienced severe shortfalls in rehiring adequate staff to operate at previous business levels, as well as increased cost of raw materials, impacting their business scale and continued financial viability. In addition, the shift to a remote workforce may have long-term implications for how many businesses operate and in turn, their need for leased office space may contract. This threatened financial viability and reduced need for office space could result in a reduction in our loan demand and in our customers' ability to repay their loans, which in turn may have an adverse effect on our business and results of operation.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2021:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	2,589	$33.40	—	—
May	—	—	—	—
June	57	$34.45	—	—
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

10.1    Enterprise Bank 2021 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 23, 2021 (File No. 001-33912).

10.2    Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2021 Addendum, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 23, 2021 (File No. 001-33912).

10.3    Amendment No. 1 to the Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 6, 2021 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 6, 2021	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer