Form 10-Q
period 2021-09-30
ENTERPRISE BANCORP INC /MA/
filed 2021-11-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
     ☐ Yes ☒ No

As of October 29, 2021, there were 12,027,185 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$38,056	$40,636
Interest-earning deposits with banks	606,321	213,146
Total cash and cash equivalents	644,377	253,782
Investments:
Debt securities at fair value (amortized cost of $800,250 and $551,191, respectively)	817,781	582,303
Equity securities at fair value	1,441	746
Total investment securities at fair value	819,222	583,049
Federal Home Loan Bank ("FHLB") stock	2,164	1,905
Loans held for sale	413	371
Loans:
Total loans	2,848,110	3,073,860
Allowance for credit losses	(47,262)	(44,565)
Net loans	2,800,848	3,029,295
Premises and equipment, net	44,630	46,708
Lease right-of-use asset	24,477	18,439
Accrued interest receivable	13,785	16,079
Deferred income taxes, net	15,720	11,290
Bank-owned life insurance	61,881	31,363
Prepaid income taxes	3,542	2,449
Prepaid expenses and other assets	14,717	13,938
Goodwill	5,656	5,656
Total assets	$4,451,432	$4,014,324
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Customer deposits	$3,970,936	$3,476,268
Brokered deposits	—	74,995
Total deposits	3,970,936	3,551,263
Borrowed funds	8,600	4,774
Subordinated debt	58,949	73,744
Lease liability	23,748	17,539
Accrued expenses and other liabilities	41,902	30,638
Accrued interest payable	757	1,940
Total liabilities	4,104,892	3,679,898
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,029,601 and 11,937,795 shares issued and outstanding, respectively	120	119
Additional paid-in capital	99,619	97,137
Retained earnings	233,137	214,977
Accumulated other comprehensive income	13,664	22,193
Total stockholders' equity	346,540	334,426
Total liabilities and stockholders' equity	$4,451,432	$4,014,324
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Interest and dividend income:
Loans and loans held for sale	$33,420	$33,481	$100,730	$97,472
Investment securities	3,893	3,225	10,715	10,093
Other interest-earning assets	262	71	471	315
Total interest and dividend income	37,575	36,777	111,916	107,880
Interest expense:
Deposits	862	2,231	3,295	9,856
Borrowed funds	17	8	43	603
Subordinated debt	817	1,007	2,677	1,468
Total interest expense	1,696	3,246	6,015	11,927
Net interest income	35,879	33,531	105,901	95,953
Provision for credit losses	28	1,575	747	10,397
Net interest income after provision for credit losses	35,851	31,956	105,154	85,556
Non-interest income:
Wealth management fees	1,768	1,469	5,018	4,255
Deposit and interchange fees	1,813	1,607	5,070	4,804
Income on bank-owned life insurance, net	250	143	518	446
Net gains on sales of debt securities	—	127	128	227
Net gains on sales of loans	177	329	795	814
Loss on termination of swaps	(1,847)	—	(1,847)	—
Other income	918	649	2,448	1,986
Total non-interest income	3,079	4,324	12,130	12,532
Non-interest expense:
Salaries and employee benefits	17,224	15,031	49,377	46,267
Occupancy and equipment expenses	2,471	2,099	7,268	6,357
Technology and telecommunications expenses	2,583	2,316	7,877	6,815
Advertising and public relations expenses	435	372	1,602	1,506
Audit, legal and other professional fees	558	498	1,702	1,715
Deposit insurance premiums	593	749	1,327	1,690
Supplies and postage expenses	200	202	605	675
Loss on extinguishment of subordinated debt	—	—	713	—
Other operating expenses	1,705	1,502	5,138	4,752
Total non-interest expense	25,769	22,769	75,609	69,777
Income before income taxes	13,161	13,511	41,675	28,311
Provision for income taxes	3,329	3,185	10,352	6,712
Net income	$9,832	$10,326	$31,323	$21,599

Basic earnings per share	$0.82	$0.87	$2.61	$1.82
Diluted earnings per share	$0.81	$0.87	$2.60	$1.81

Basic weighted average common shares outstanding	12,022,610	11,916,486	11,997,199	11,886,811
Diluted weighted average common shares outstanding	12,065,100	11,927,043	12,038,561	11,908,716

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$9,832	$10,326	$31,323	$21,599
Other comprehensive (loss) income, net of tax
Net change in fair value of debt securities	(2,629)	(50)	(10,552)	13,740
Net change in fair value of cash flow hedges	1,333	167	2,023	(2,197)
Total other comprehensive (loss) income, net of tax	(1,296)	117	(8,529)	11,543
Total comprehensive income, net	$8,536	$10,443	$22,794	$33,142

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2021	12,014,933	$120	$98,708	$225,529	$14,960	$339,317
Net income				9,832		9,832
Other comprehensive loss, net					(1,296)	(1,296)
Common stock dividend declared ($0.185 per share)				(2,224)		(2,224)
Common stock issued under dividend reinvestment plan	9,192	—	310			310
Common stock issued, other	461	—	15			15
Stock-based compensation, net	(56)	—	503			503
Net settlement for employee taxes on restricted stock and options	—	—	(8)			(8)
Stock options exercised, net	5,071	—	91			91
Balance at September 30, 2021	12,029,601	$120	$99,619	$233,137	$13,664	$346,540

Balance at June 30, 2020	11,911,488	$119	$95,656	$198,965	$21,936	$316,676
Net income				10,326		10,326
Other comprehensive income, net					117	117
Common stock dividend declared ($0.175 per share)				(2,085)		(2,085)
Common stock issued under dividend reinvestment plan	13,931	—	306			306
Common stock issued, other	889	—	20			20
Stock-based compensation, net	(110)	—	420			420
Balance at September 30, 2020	11,926,198	$119	$96,402	$207,206	$22,053	$325,780

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				31,323		31,323
Cumulative effect adjustment for (CECL) adoption, net of tax				(6,510)		(6,510)
Other comprehensive loss, net					(8,529)	(8,529)
Common stock dividend declared ($0.555 per share)				(6,653)		(6,653)
Common stock issued under dividend reinvestment plan	28,499	—	938			938
Common stock issued, other	1,322	—	42			42
Stock-based compensation, net	63,684	1	1,656			1,657
Net settlement for employee taxes on restricted stock and options	(7,803)	—	(260)			(260)
Stock options exercised, net	6,104	—	106			106
Balance at September 30, 2021	12,029,601	$120	$99,619	$233,137	$13,664	$346,540

Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				21,599		21,599
Other comprehensive income, net					11,543	11,543
Common stock dividend declared ($0.525 per share)				(6,236)		(6,236)
Common stock issued under dividend reinvestment plan	38,762	—	914			914
Common stock issued, other	3,115	—	75			75
Stock-based compensation, net	65,912	1	1,446			1,447
Net settlement for employee taxes on restricted stock and options	(7,962)	—	(224)			(224)
Stock options exercised, net	1,040	—	21			21
Balance at September 30, 2020	11,926,198	$119	$96,402	$207,206	$22,053	$325,780
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$31,323	$21,599
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	747	10,397
Depreciation and amortization	5,894	4,946
Stock-based compensation expense	1,550	1,409
Income on bank-owned life insurance, net	(518)	(446)
Net gains on sales of debt securities	(128)	(227)
Mortgage loans originated for sale	(28,084)	(40,837)
Proceeds from mortgage loans sold	28,837	36,941
Net gains on sales of loans	(795)	(814)
Net (gains) losses on equity securities	(154)	135
Loss on termination of swaps	1,847	—
Changes in:
Net decrease (increase) in other assets	1,864	(9,892)
Net (decrease) increase in other liabilities	(7,563)	3,533
Net cash provided by operating activities	34,820	26,744
Cash flows from investing activities:
Proceeds from sales of debt securities	3,059	5,907
Purchase of debt securities	(300,660)	(34,487)
Proceeds from maturities, calls and pay-downs of debt securities	64,779	51,969
Net purchases of equity securities	(541)	(319)
Net (purchases) sales of FHLB capital stock	(259)	2,579
Net decrease (increase) in loans	219,277	(585,532)
Additions to premises and equipment, net	(2,665)	(5,676)
Purchase of bank-owned life insurance	(30,000)	—
Net cash used in investing activities	(47,010)	(565,559)
Cash flows from financing activities:
Net increase in deposits	419,673	823,330
Net increase (decrease) in borrowed funds	3,826	(94,494)
Repayment of subordinated debt	(15,600)	—
Loss on extinguishment of subordinated debt	713	—
Proceeds from issuance of subordinated debt	—	60,000
Cash dividends paid, net of dividend reinvestment plan	(5,715)	(5,323)
Proceeds from issuance of common stock	42	75
Net settlement for employee taxes on restricted stock and options	(260)	(224)
Net proceeds from stock option exercises	106	21
Net cash provided by financing activities	402,785	783,385

Net increase in cash and cash equivalents	390,595	244,570
Cash and cash equivalents at beginning of period	253,782	63,794
Cash and cash equivalents at end of period	$644,377	$308,364
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

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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
(c) Recent Accounting Pronouncements

In August 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU 2021-06"), Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946)... This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The rules reduce the required reporting periods to align them with the relevant financial statement periods required by SEC rules and requires certain statistical disclosures for annual periods, and interim disclosures if a material change in the information, or trend, has occurred. The amendments in this update are effective upon addition to the FASB Codification and apply to fiscal years ending on or after December 15, 2021. However, voluntary early compliance is permitted upon the effective date, provided that the rules are applied in their entirety. The amended disclosures will not have a material impact on the consolidated financial statements.

Effective January 1, 2021, the Company adopted the FASB ASU") No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13"), including the CECL methodology for estimating allowances for credit losses ("ACL"). The CECL methodology requires early recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. It applies to the loan portfolio, off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. See the following footnotes for more information on the Company's adoption of CECL: Note 2, "Investment Securities," Note 3, "Loans," and Note 4, "Allowance for Credit Losses for Loans."

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

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from September 30, 2021 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

(2) Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations(1)	$33,914	$—	$237	$33,677
Residential federal agency MBS(1)	362,929	3,646	4,867	361,708
Commercial federal agency MBS(1)	101,744	5,314	—	107,058
Taxable municipal securities	199,781	6,998	418	206,361
Tax-exempt municipal securities	87,328	6,350	—	93,678
Corporate bonds	8,554	575	—	9,129
Subordinated corporate bonds	6,000	170	—	6,170
Total debt securities, at fair value	$800,250	$23,053	$5,522	$817,781

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Residential federal agency MBS(1)	$209,923	$6,339	$287	$215,975
Commercial federal agency MBS(1)	102,468	7,726	—	110,194
Taxable municipal securities	135,117	9,293	3	144,407
Tax-exempt municipal securities	88,235	7,216	—	95,451
Corporate bonds	10,448	828	—	11,276
Subordinated corporate bonds	5,000	—	—	5,000
Total debt securities, at fair value	$551,191	$31,402	$290	$582,303
__________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly owned government entity.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $24.1 million and $18.7 million at September 30, 2021 and December 31, 2020, respectively.

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

At September 30, 2021, management performed its quarterly analysis of all securities with unrealized losses and determined that all were attributable to increases in market yields. Management concluded that no ACL for available-for-sale securities was considered necessary as of September 30, 2021.

Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable” line item on the Company’s Consolidated Balance Sheets, amounted to $3.2 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively. There was no allowance carried on the accrued interest receivable at either period.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$26,692	$237	$—	$—	$26,692	$237	5
Residential federal agency MBS	202,960	4,543	13,451	324	216,411	4,867	30
Tax-exempt municipal securities	36,185	418	—	—	36,185	418	39
Total temporarily impaired debt securities	$265,837	$5,198	$13,451	$324	$279,288	$5,522	74

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Residential federal agency MBS	$51,396	$284	$2,107	$3	$53,503	$287	10
Taxable municipal securities	1,997	3	—	—	1,997	3	4
Total temporarily impaired debt securities	$53,393	$287	$2,107	$3	$55,500	$290	14

The contractual maturity distribution at September 30, 2021 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,084	$13,246
Due after one, but within five years	141,731	148,754
Due after five, but within ten years	232,279	242,212
Due after ten years	413,156	413,569
Total debt securities	$800,250	$817,781

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $155.5 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $794.4 million and $577.3 million at September 30, 2021 and December 31, 2020, respectively.

Sales of debt securities for the three and nine months ended September 30, 2021 and September 30, 2020 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Amortized cost of debt securities sold (1)	$—	$3,153	$2,931	$5,680
Gross realized gains on sales	—	127	128	227
Gross realized losses on sales	—	—	—	—
Total proceeds from sales of debt securities	$—	$3,280	$3,059	$5,907
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Equity Securities

The Company held equity securities with a fair value of $1.4 million at September 30, 2021 and $746 thousand at December 31, 2020. At September 30, 2021, the equity portfolio consisted primarily of investments in common stock of individual entities in the financial services industry and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and nine months ended September 30, 2021 and September 30, 2020 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$6	$(3)	$154	$(135)
Less: Net gains (losses) recognized on equity securities sold during the period	—	—	6	(11)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period (included in other income)	$6	$(3)	$148	$(124)

(3)Loans

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows(1):

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial real estate	$1,556,240	$1,476,236
Commercial and industrial	401,718	435,548
Commercial construction	412,332	371,856
SBA paycheck protection program ("PPP")	148,240	443,070
Total commercial loans	2,518,530	2,726,710

Residential mortgages	239,960	252,995
Home equity loans and lines	81,217	85,178
Consumer	8,403	8,977
Total retail loans	329,580	347,150
Total loans	2,848,110	3,073,860

Allowance for credit losses	(47,262)	(44,565)
Net loans	$2,800,848	$3,029,295
__________________________________________
(1) Upon the adoption of CECL, the Company includes deferred fees as part of the portfolio segment balance at amortized cost. The prior period balances have been adjusted to conform to this presentation.

Net deferred loan origination fees amounted to $9.5 million, including $5.3 million of deferred PPP fees, at September 30, 2021 and $13.4 million, including $10.0 million of deferred PPP fees, at December 31, 2020.

Upon the adoption of CECL, effective as of January 1, 2021, the Company elected to continue to present the accrued interest receivable balance on loans separate from amortized costs, exclude accrued interest from the measurement of the allowance for credit losses for loans and to continue to write-off uncollectible accrued interest receivable by reversing interest income. Accrued interest receivable on loans amounted to $10.6 million and $13.8 million at September 30, 2021 and December 31, 2020, respectively, and was included in the "Accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $68.6 million at September 30, 2021 and $77.1 million at December 31, 2020. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. The rights and obligations

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

Paycheck Protection Program

The PPP was created by the CARES Act and instituted by the Small Business Administration (“SBA”), with SBA funding of PPP loans beginning in April 2020. Until the funding for the PPP expired on May 31, 2021, the PPP allowed entities to apply for a 1.00% interest-rate loan with payments generally deferred until the date the lender receives the applicable forgiveness amount from the SBA. PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. In addition, PPP loans carry a put-back provision in the event that a PPP loan is fraudulently originated and the Bank is at fault. The maturity term for any principal portion left unforgiven is either 2 or 5 years from the funding date, depending on when the loan was originated. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

Management believes the PPP loan portfolio, which has an average loan size of approximately $182 thousand as of September 30, 2021 and was limited to existing bank customers, to be of minimal credit risk. Management expects the majority of outstanding PPP loans will be forgiven by the SBA, with any remaining balance fully guaranteed by the SBA. Management has segmented the PPP loan portfolio as a group of loans with similar risk characteristics in its assessment for credit losses and, as of September 30, 2021, has not recorded an ACL on these loans, but will continue to monitor the PPP loan portfolio.

Loans serviced for others

At September 30, 2021 and December 31, 2020, the Company was servicing residential mortgage loans owned by investors amounting to $12.0 million and $13.7 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $64.9 million and $65.3 million at September 30, 2021 and December 31, 2020, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial real estate	$156,382	$195,936
Residential mortgages	212,412	233,050
Home equity	5,236	5,971
Total loans pledged to FHLB	$374,030	$434,957

(4)ACL for Loans

On January 1, 2021, the Company adopted CECL under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the ACL for unfunded commitments (included in other liabilities) increased by $2.4 million. Prior to January 1, 2021, the Company measured the allowance under the incurred loss method. The ACL for loans to total loans ratio was 1.66% at September 30, 2021 and January 1, 2021.

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
ACL for Loans Methodology

The CECL methodology requires early recognition of credit losses using an estimated lifetime credit loss measurement that takes into consideration reasonable and supportable forecasts. The ACL for loans is established through a provision for credit losses, a direct charge to earnings. The ACL for loans is a valuation account that is deducted from the amortized cost to present the net amount of the loan portfolio expected to be collected. Loan losses are charged against the ACL when management believes that the collectability of the amortized cost of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the ACL, generally at the time cash is received on a charged-off account.

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

In making its assessment on the adequacy of the ACL, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, including: the expected duration of the loans, the trends in risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent loans and non-performing loans; impaired and restructured loans; the level of foreclosure activity; net charge-offs; commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; as well as trends in the general levels of these indicators. In addition, management monitors expansion in the Company's geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region as well as for changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate, real estate values, commercial vacancy rates and other relevant factors. Management also performs a qualitative assessment beyond model estimates and applies qualitative adjustments as management deems necessary.

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

The Company uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, the Company reverts immediately to historical loss rates.

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

Based on the foregoing, management believes that the Company's ACL for loans and for unfunded commitments is adequate as of September 30, 2021.

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
The following tables presents the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of September 30, 2021:

	Term Loans By Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$225,255	$228,203	$263,809	$116,038	$182,495	$496,840	$470	$—	$1,513,110
Special mention	—	—	903	808	381	7,934	—	—	10,026
Substandard	—	—	2,204	3,168	13,119	14,431	—	—	32,922
Doubtful	—	—	—	182	—	—	—	—	182
Total commercial real estate	225,255	228,203	266,916	120,196	195,995	519,205	470	—	1,556,240

Commercial and industrial
Pass	36,941	43,086	39,278	22,260	16,711	52,844	172,721	1,231	385,072
Special mention	—	664	2,216	1,024	12	1,522	3,990	—	9,428
Substandard	—	—	16	116	83	4,144	2,804	55	7,218
Total commercial and industrial	36,941	43,750	41,510	23,400	16,806	58,510	179,515	1,286	401,718

Commercial construction
Pass	109,091	126,637	81,137	34,872	5,395	27,615	26,327	—	411,074
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	150	—	1,068	1,218
Loss	—	—	—	—	—	—	40	—	40
Total commercial construction	109,091	126,637	81,137	34,872	5,395	27,765	26,367	1,068	412,332

SBA PPP(1)	135,967	12,273	—	—	—	—	—	—	148,240

Residential mortgages
Pass	44,424	60,657	29,671	26,586	15,023	61,401	—	—	237,762
Special mention	—	—	—	—	—	595	—	—	595
Substandard	—	—	—	—	—	1,603	—	—	1,603
Total residential mortgages	44,424	60,657	29,671	26,586	15,023	63,599	—	—	239,960

Home equity
Pass	665	481	368	—	—	2,045	77,074	242	80,875
Substandard	—	—	—	—	—	255	87	—	342
Total home equity	665	481	368	—	—	2,300	77,161	242	81,217

Consumer
Pass	2,518	1,622	1,788	1,123	707	506	—	126	8,390
Substandard	—	—	—	—	—	13	—	—	13
Total consumer	2,518	1,622	1,788	1,123	707	519	—	126	8,403
Total loans	$554,861	$473,623	$421,390	$206,177	$233,926	$671,898	$283,513	$2,722	$2,848,110
__________________________________________
(1)All SBA PPP loans were "pass" rated at September 30, 2021, as these loans are 100% guaranteed by the SBA.

The total amortized cost basis of adversely classified loans amounted to $63.6 million, or 2.23% of total loans, at September 30, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

The following table presents an age analysis of past due loans by portfolio classification as of the date indicated:

	Balance at September 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$373	$424	$1,296	$2,093	$1,554,147	$1,556,240
Commercial and industrial	1,598	166	305	2,069	399,649	401,718
Commercial construction	2,417	—	190	2,607	409,725	412,332
SBA PPP	925	—	—	925	147,315	148,240
Residential mortgages	492	272	284	1,048	238,912	239,960
Home equity	125	—	87	212	81,005	81,217
Consumer	2	—	—	2	8,401	8,403
Total loans	$5,932	$862	$2,162	$8,956	$2,839,154	$2,848,110
_______________________________________
(1)The loan balances in the table above include loans designated as non-accrual despite their payment due status.

The following table presents the amortized cost of non-accrual loans by portfolio classification as of the date indicated:

	Balance at September 30, 2021
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$23,529	$7,452	$16,077	$1,167
Commercial and industrial	2,044	1,302	742	429
Commercial construction	1,258	1,218	40	14
SBA PPP	—	—	—	—
Residential mortgages	662	662	—	—
Home equity	342	342	—	—
Consumer	—	—	—	—
Total loans	$27,835	$10,976	$16,859	$1,610

At September 30, 2021, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status.

Non-accrual loans that were not adversely classified amounted to $144 thousand at September 30, 2021. These balances primarily represented the guaranteed portions of non-performing SBA loans.

The ratio of non-accrual loans to total loans amounted to 0.98% at September 30, 2021.

At September 30, 2021, additional funding commitments for non-accrual loans were not material.

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

The carrying value of collateral dependent loans amounted to $36.5 million at September 30, 2021. Total accruing collateral dependent loans amounted to $9.1 million while non-accrual collateral dependent loans amounted to $27.4 million as of September 30, 2021.

The following table presents the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the date indicated:

	Balance at September 30, 2021
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$30,516	$28,786	$12,709	$16,077	$1,167
Commercial and industrial	9,168	5,013	4,217	796	270
Commercial construction	2,366	1,258	1,068	190	14
SBA PPP	—	—	—	—	—
Residential mortgages	1,189	1,065	1,065	—	—
Home equity	509	342	342	—	—
Consumer	—	—	—	—	—
Total	$43,748	$36,464	$19,401	$17,063	$1,451

At September 30, 2021, additional funding commitments for collateral dependent loans was not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

At September 30, 2021, payment deferrals related to the COVID-19 pandemic were active on 4 "pass" rated loans amounting to $11.8 million, or 0.41% of total loans. Under the terms of the CARES Act and the Consolidated Appropriations Act, 2021 as discussed below, these loans remain on accrual status.

Total TDR loans as of September 30, 2021 amounted to $17.6 million. TDR loans on accrual status amounted to $9.2 million and TDR loans included in non-accrual loans amounted to $8.4 million at September 30, 2021.

The Company continues to work with customers and enter into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	September 30, 2021
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$2,690	$2,656
Commercial and industrial	1	15	14
Commercial construction	—	—	—
SBA PPP	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	2	$2,705	$2,670

At September 30, 2021, additional funding commitments for TDR loans were not material.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the three months ended September 30, 2021 as indicated:

Three months ended
September 30, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	—	$—
Commercial and industrial	1	14
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	1	$14

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the nine months indicated:

	Nine months ended
	September 30, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	3	$3,591	$3,708
Commercial and industrial	1	15	14
Commercial construction	—	—	—
SBA PPP	—	—	—
Residential mortgages	1	224	224
Home equity	—	—	—
Consumer	—	—	—
Total	5	$3,830	$3,946

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the nine months ended September 30, 2021 as indicated:

	September 30, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	1	$670
Commercial and industrial	1	14
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	—	—
Total	2	$684

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the nine-month period indicated:

	Nine months ended
	September 30, 2021
(Dollars in thousands)	Number of Restructurings	Amount
Extended maturity date	1	$382
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	894
Temporary interest only payment plan	1	14
Forbearance of post default rights	—	—
Other payment concessions	1	2,656
Total	5	$3,946
Amount of allowance for credit losses for loans associated with TDRs listed above		$14

ACL and provision for credit loss activity

For the three and nine months ended September 30, 2021, the total provision for credit losses amounted to $28 thousand and $747 thousand, respectively, and included provisions for credit losses on loans and unfunded commitments.

ACL for loans

The ACL for loans amounted to $47.3 million at September 30, 2021 and the ACL for loans to total loans ratio was 1.66% at September 30, 2021.

Changes in the ACL for loans by portfolio classification for the three months ended September 30, 2021 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2021	$34,008	$10,800	$3,777	$843	$295	$318	$50,041
Provision (benefit) for credit losses on loans	(1,660)	694	397	(4)	(32)	(48)	(653)
Recoveries	—	19	—	—	57	2	78
Less: Charge-offs	—	2,194	—	—	—	10	2,204
Ending Balance at September 30, 2021	$32,348	$9,319	$4,174	$839	$320	$262	$47,262

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Changes in the ACL for loans by portfolio classification for the nine months ended September 30, 2021 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2020	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision (benefit) for credit losses for loans	(285)	156	461	4	(56)	(71)	209
Recoveries	39	102	—	—	67	5	213
Less: Charge-offs	1,825	2,443	—	—	—	17	4,285
Ending Balance at September 30, 2021	$32,348	$9,319	$4,174	$839	$320	$262	$47,262

ACL for unfunded commitments

The Company’s ACL for unfunded commitments amounted to $3.0 million as of September 30, 2021 and $2.5 million at January 1, 2021. The provision for unfunded commitments amounted to $681 thousand and $538 thousand for the respective three and nine months ended September 30, 2021.

Other real estate owned ("OREO")

The Company had one OREO property at September 30, 2021 with a carrying value of $2.4 million that was added in April of 2021 and none at December 31, 2020. There were no sales and no subsequent write downs of OREO during the nine months ended September 30, 2021 or 2020. There were no OREO additions during the nine months ended September 30, 2020.

At September 30, 2021, the Company had one consumer mortgage loan secured by residential real estate property for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions with carrying amount of $87 thousand. The Company had no consumer mortgage loans in the process of foreclosure at December 31, 2020.

Prior Period Disclosures under the Incurred Loss Methodology

The prior year disclosures below were prepared under the incurred methodology, before the Company adopted the CECL methodology. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained in the 2020 Annual Report on Form 10-K for additional information about the incurred loss methodology.

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

The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the three months indicated:

	Three months ended September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$16,002	$66
Commercial and industrial	9,208	50
Commercial construction	7,180	17
SBA PPP	—	—
Residential mortgages	700	2
Home equity	434	—
Consumer	36	—
Total	$33,560	$135
The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the nine months indicated:

	Nine months ended September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$15,188	$208
Commercial and industrial	8,560	118
Commercial construction	6,537	22
SBA PPP	—	—
Residential mortgages	939	6
Home equity	418	(1)
Consumer	39	1
Total	$31,681	$354

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
TDRs-Prior Period

Total TDR loans, included in the impaired loan balances above, as of December 31, 2020, were $17.7 million. TDR loans on accrual status amounted to $10.3 million at December 31, 2020. TDR loans included in non-performing loans amounted to $7.5 million at December 31, 2020.

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the nine-month periods indicated:

	Nine months ended
	September 30, 2020
(Dollars in thousands)	Number of Restructurings	Amount
Extended maturity date	2	$1,145
Temporary payment reduction and payment re-amortization of remaining principal over extended term	6	1,599
Forbearance of post default rights	4	2,070
Total	12	$4,814
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$1,240

Loans modified as troubled debt restructurings during the three-month period ended September 30, 2020 are detailed below:

	Three months ended
	September 30, 2020
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	1	$217	$215
Commercial and industrial	3	410	413
Commercial construction	—	—	—
SBA PPP	—	—	—
Residential mortgages	—	—	—
Home equity loans and lines	—	—	—
Consumer	—	—	—
Total	4	$627	$628

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the during the three months ended September 30, 2020:

	Three months ended
	September 30, 2020
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	—	$—
Commercial and industrial	2	327
Commercial construction	2	1,510
SBA PPP	—	—
Residential mortgages	—	—
Home equity loans and lines	—	—
Consumer	—	—
Total	4	$1,837

The following table presents number and balance of loans modified as TDRs, by portfolio classification, during the nine months indicated:

	Nine months ended
	September 30, 2020
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$217	$215
Commercial and industrial	4	884	672
Commercial construction	6	4,754	3,927
SBA PPP	—	—	—
Residential mortgages	—	—	—
Home equity	—	—	—
Consumer	1	1	—
Total	12	$5,856	$4,814

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2020.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the during the nine months ended September 30, 2020:

	Nine months ended
	September 30, 2020
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	—	$—
Commercial and industrial	4	391
Commercial construction	4	2,655
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	1	—
Total	9	$3,046

Allowance for loan loss activity-Prior Period

The allowance for loan losses amounted to $44.6 million at December 31, 2020 and $43.8 million at September 30, 2020. The allowance for loan losses to total loans ratio was 1.45% at December 31, 2020 and 1.39% at September 30, 2020.

Changes in the allowance for loan losses by portfolio classification for the three months ended September 30, 2020 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2020	$22,477	$9,763	$7,498	$1,728	$613	$245	$42,324
Provision	1,159	489	73	(59)	(67)	(20)	1,575
Recoveries	—	33	—	—	4	9	46
Less: Charge-offs	—	103	—	—	—	7	110
Ending Balance at September 30, 2020	$23,636	$10,182	$7,571	$1,669	$550	$227	$43,835

Changes in the allowance for loan losses by portfolio classification for the nine months ended September 30, 2020 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2019	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision for credit losses for loans	5,298	1,248	3,422	474	4	(49)	10,397
Recoveries	—	207	—	—	10	34	251
Less: Charge-offs	—	402	—	—	—	25	427
Ending Balance at September 30, 2020	$23,636	$10,182	$7,571	$1,669	$550	$227	$43,835
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$18	$2,890	$1,651	$—	$—	$31	$4,590
Allocated to loans collectively evaluated for impairment	$23,618	$7,292	$5,920	$1,669	$550	$196	$39,245

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(5)Leases

For the Company, material leases consist of operating leases on our facilities, mainly leased branch locations; leases 12 months or less and immaterial equipment leases have been excluded. As of September 30, 2021, the Company had 17 operating real estate leases, with one new branch lease commencing in the quarter.

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

Lease expense for the three and nine months ended September 30, 2021 was $414 thousand and $1.1 million, respectively. Lease expense for the three and nine months ended September 30, 2020 was $326 thousand and $974 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at September 30, 2021 and September 30, 2020 was 28.8 years and 26.8 years, respectively. The weighted average discount rate was 3.61% at September 30, 2021 and 3.80% at September 30, 2020.

At September 30, 2021, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2021 (three remaining months)	$340
2022	1,377
2023	1,403
2024	1,431
2025	1,437
Thereafter	32,982
Total lease payments	38,970
Less: Imputed interest	15,222
Total lease liability	$23,748

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

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-interest checking	$1,404,353	$1,164,908
Interest-bearing checking	713,991	599,630
Savings	294,143	256,347
Money market	1,344,116	1,210,414
CDs $250,000 or less	160,810	176,895
CDs greater than $250,000	53,523	68,074
Total customer deposits	3,970,936	3,476,268
Brokered deposits	—	74,995
Total deposits	$3,970,936	$3,551,263

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $538.7 million and $508.4 million at September 30, 2021 and December 31, 2020, respectively.

The Company's brokered deposit balance at December 31, 2020 consisted of balances used in conjunction with interest-rate-swaps to hedge against adverse interest-rate movements.

See Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained below, for additional information on the Company's interest-rate swaps.

(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $8.6 million and $4.8 million at September 30, 2021 and December 31, 2020, respectively, in FHLB advances.

Borrowed funds at September 30, 2021 and December 31, 2020 are summarized, as follows:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$5,585	0.30%	$4,316	0.33%
Over 5 years	$3,015	1.70%	$458	—%

The Company's borrowings at September 30, 2021 and December 31, 2020 were related to specific lending projects under the FHLB's community development programs.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $58.9 million and $73.7 million at September 30, 2021 and December 31, 2020, respectively.

On March 31, 2021, the Company redeemed the subordinated notes issued in January 2015 which were due in January 2030. The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

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

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of September 30, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$36,711	$825	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	36,711	825
Total back-to-back interest-rate swaps	$36,711	$825	$36,711	$825

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$2,814
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$2,814

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$38,027	$2,286	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	38,027	2,286
Total back-to-back interest-rate swaps	$38,027	$2,286	$38,027	$2,286
__________________________________________
(1)     Accrued interest balances related to the Company’s interest-rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value hedges at either September 30, 2021 or December 31, 2020 and no cash flow hedges at September 30, 2021.

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

In August 2021, three interest rate swaps with notional values totaling $75.0 million were terminated resulting in a $1.8 million loss on termination of swaps, which is reported as a component of non-interest income. The Company terminated these interest-rate swaps and accelerated the reclassification of the loss from other comprehensive income to earnings as a result of hedged forecasted transactions becoming probable not to occur.

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

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the nine months ended September 30, 2021 or September 30, 2020.

At September 30, 2021 and December 31, 2020, all the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheets.

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

The Company had one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at September 30, 2021. The Company had no credit risk exposure at either September 30, 2021 or December 31, 2020 relating to interest-rate swaps with counterparties. When the Company has credit risk exposure, collateral is received from the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the cash is restricted, is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheets. The Company posted cash collateral of $1.4 million and $5.3 million at September 30, 2021 and December 31, 2020, respectively.

Customer-related credit risk on Back-to-Back swaps is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of September 30, 2021, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $825 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at September 30, 2021 as noted above.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan. At both September 30, 2021 and December 31, 2020, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At September 30, 2021, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. At September 30, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

Capital Raised and Capital Adequacy Requirements

As of September 30, 2021, and December 31, 2020, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2021 and December 31, 2020 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
The Company
Total Capital to risk-weighted assets ("RWA")	$423,722	14.16%	$239,322	8.00%	N/A	N/A
Tier 1 Capital to RWA	327,220	10.94%	179,492	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	327,220	7.42%	176,474	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	327,220	10.94%	134,619	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$423,585	14.16%	$239,323	8.00%	$299,153	10.00%
Tier 1 Capital to RWA	386,032	12.90%	179,492	6.00%	239,323	8.00%
Tier 1 Capital to AA, Leverage Ratio	386,032	8.75%	176,474	4.00%	220,592	5.00%
Common Equity Tier 1 Capital to RWA	386,032	12.90%	134,619	4.50%	194,450	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital To Be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
The Company
Total Capital to RWA	$415,999	14.62%	$227,631	8.00%	N/A	N/A
Tier 1 Capital to RWA	306,577	10.77%	170,723	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	306,577	7.52%	163,127	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	306,577	10.77%	128,042	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$413,862	14.55%	$227,631	8.00%	$284,538	10.00%
Tier 1 Capital to RWA	378,184	13.29%	170,723	6.00%	227,631	8.00%
Tier 1 Capital to AA, Leverage Ratio	378,184	9.27%	163,127	4.00%	203,909	5.00%
Common Equity Tier 1 Capital to RWA	378,184	13.29%	128,042	4.50%	184,950	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of September 30, 2021 and December 31, 2020. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.
The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. The capital conservation buffer requirement, which had a phase in implementation period, was fully implemented on January 1, 2019. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2021.

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

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax benefit (expense) allocated to each component of other comprehensive income (loss):

	Three months ended September 30, 2021			Three months ended September 30, 2020
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$(3,401)	$772	$(2,629)	$57	$(9)	$48
Less: net security gains reclassified into non-interest income	—	—	—	127	(29)	98
Net change in fair value of debt securities	(3,401)	772	(2,629)	(70)	20	(50)

Change in fair value of cash flow hedges	(1,061)	299	(762)	14	(4)	10
Less: net cash flow hedges losses reclassified into income	(2,915)	820	(2,095)	(218)	61	(157)
Net change in fair value of cash flow hedges	1,854	(521)	1,333	232	(65)	167

Total other comprehensive income (loss), net	$(1,547)	$251	$(1,296)	$162	$(45)	$117

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$(13,453)	$3,000	$(10,453)	$17,887	$(3,971)	$13,916
Less: net security gains reclassified into non-interest income	128	(29)	99	227	(51)	176
Net change in fair value of debt securities	(13,581)	3,029	(10,552)	17,660	(3,920)	13,740

Change in fair value of cash flow hedges	378	(106)	272	(3,334)	937	(2,397)
Less: net cash flow hedges losses reclassified into income	(2,436)	685	(1,751)	(278)	78	(200)
Net change in fair value of cash flow hedges	2,814	(791)	2,023	(3,056)	859	(2,197)

Total other comprehensive (loss) income, net	$(10,767)	$2,238	$(8,529)	$14,604	$(3,061)	$11,543
Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended September 30, 2021			Three months ended September 30, 2020
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$16,293	$(1,333)	$14,960	$24,300	$(2,364)	$21,936
Total other comprehensive income, net	(2,629)	1,333	(1,296)	(50)	167	117
Accumulated other comprehensive income - ending balance	$13,664	$—	$13,664	$24,250	$(2,197)	$22,053

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(Dollars in thousands)	Unrealized gains on debt securities	Unrealized losses on cash flow hedges	Total	Unrealized gains (losses) on debt securities	Unrealized gains (losses) on cash flow hedges	Total
Accumulated other comprehensive income - beginning balance	$24,216	$(2,023)	$22,193	$10,510	$—	$10,510
Total other comprehensive (loss) income, net	(10,552)	2,023	(8,529)	13,740	(2,197)	11,543
Accumulated other comprehensive income - ending balance	$13,664	$—	$13,664	$24,250	$(2,197)	$22,053

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

The SERP is a non-qualified plan and represents a direct liability of the Company, and as such, the Company has no specific assets set aside to settle the benefit obligation. The aggregate amount accrued, or the "accumulated benefit obligation," is equal to the present value of the benefits to be provided to the employee or any beneficiary. Because the Company's benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income. Benefits paid under the SERP amounted to $69 thousand and $207 thousand for both the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

Total expenses for the SERP were $14 thousand and $45 thousand for the three and nine months ended September 30, 2021, respectively, compared to $20 thousand and $60 thousand for the three and nine months ended September 30, 2020, respectively. The Company anticipates accruing an additional $15 thousand related to the SERP during the remainder of 2021.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, was $15 thousand and $47 thousand for the three and nine months ended September 30, 2021, respectively, compared to $23 thousand and $69 thousand for the three and nine months ended September 30, 2020, respectively.

(12)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). At the Company's 2021 Annual Shareholders' Meeting on May 4, 2021, the shareholders voted to approve an amendment to the 2016 Plan increasing the number of shares of common stock available for awards made under the 2016 Plan by 400,000 shares of common stock. As of September 30, 2021, 506,403 shares of common stock remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired, plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Non-employee director fees are accrued and carried in "Accrued expenses and other liabilities" during the year and distributed to those directors in January of the following year. Total stock-based compensation expense was $559 thousand and $1.6 million for the three and nine months ended September 30, 2021, respectively, compared to $476 thousand and $1.4 million for the three and nine months ended September 30, 2020, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
A tax benefit of $18 thousand and $57 thousand associated with employee exercises and vesting of stock compensation was recorded as an adjustment to the Company's income tax expense for the three and nine months ended September 30, 2021, respectively, compared with a tax expense of $6 thousand and $29 thousand for the three and nine months ended September 30, 2020, respectively. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated financial statements.

Stock Option Awards

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Options granted	17,580	24,208
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	37%
Expected dividend yield	3.01%	3.43%
Expected life in years	6.5	6.5
Risk-free interest-rate	1.28%	1.02%
Weighted average market price on date of grants	$32.73	$28.22
Per share weighted average fair value	$11.95	$8.41
Fair value as a percentage of market value at grant date	36%	30%

Options granted during the first nine months of 2021 and 2020 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $48 thousand and $140 thousand for the three and nine months ended September 30, 2021, respectively, compared to $46 thousand and $136 thousand for the three and nine months ended September 30, 2020, respectively.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Nine Months Ended September 30,
Restricted Stock Awards (number of underlying shares)	2021	2020
Two-year vesting	8,109	8,295
Four-year vesting	24,307	26,015
Performance-based vesting	21,559	25,001
Total restricted stock awards granted	53,975	59,311
Weighted average grant date fair value	$32.73	$28.22

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $455 thousand and $1.2 million for the three and nine months ended September 30, 2021, respectively, compared to $374 thousand and $1.1 million for the three and nine months ended September 30, 2020, respectively.

Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board committee meetings. Stock-based compensation expense related to these directors' fees amounted to $56 thousand and $179 thousand for the three and nine months ended September 30, 2021, respectively, compared to $56 thousand and $214 thousand for the three and nine months ended September 30, 2020, respectively, and is included in other operating expenses and in "Accrued expenses and other liabilities." In January 2021, non-employee directors were issued 11,532 shares of the Company's common stock in lieu of 2020 annual cash fees of $286 thousand at a price of $24.77 per share, based on the Company's average quarterly close prices during 2020.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	12,022,610	11,916,486	11,997,199	11,886,811
Dilutive shares	42,490	10,557	41,362	21,905
Diluted weighted average common shares outstanding	12,065,100	11,927,043	12,038,561	11,908,716

There were 55,777 and 77,023 stock options outstanding for the three and nine months ended September 30, 2021, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 102,733 and 75,979 stock options outstanding for the three and nine months ended September 30, 2020, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive at those dates, may potentially dilute earnings per share in the future.

Unvested participating restricted awards amounted to 124,631 shares and 116,174 shares as of September 30, 2021 and December 31, 2020, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2021
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$817,781	$—	$817,781	$—
Equity securities	1,441	1,441	—	—
FHLB stock	2,164	—	2,164	—
Interest-rate swaps	825	—	825	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	15,612	—	—	15,612
Other real estate owned	2,400	—	—	2,400

Liabilities measured on a recurring basis:
Interest-rate swaps	$825	$—	$825	$—

	December 31, 2020
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$582,303	$—	$582,303	$—
Equity securities	746	746	—	—
FHLB stock	1,905	—	1,905	—
Interest-rate swaps	2,286	—	2,286	—
Assets measured on a non-recurring basis:
Collateral dependent loans carried at fair value	18,733	—	—	18,733

Liabilities measured on a recurring basis:
Interest-rate swaps	$5,100	$—	$5,100	$—

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
For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $1.5 million at September 30, 2021 compared to $5.8 million at December 31, 2020.

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

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheets as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest-rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At September 30, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2021 and December 31, 2020:

	Fair Value
(Dollars in thousands)	September 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$15,612	$18,733	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
Other real estate owned	$2,400	$—	Appraisal of collateral	Appraisal adjustments(1)	0% - 20%
__________________________________________
(1)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

Financial instruments for which the fair value is disclosed but not recognized on the Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	September 30, 2021
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$413	$403	$—	$403	$—
Loans, net	2,800,848	2,845,236	—	—	2,845,236
Financial liabilities:
CDs	214,333	214,860	—	214,860	—
Borrowed funds	8,600	8,210	—	8,210	—
Subordinated debt	58,949	58,938	—	58,938	—

	December 31, 2020
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$371	$372	$—	$372	$—
Loans, net	3,029,295	3,064,791	—	—	3,064,791
Financial liabilities:
CDs	244,969	246,498	—	246,498	—
Brokered deposits	74,995	76,652	—	76,652	—
Borrowed funds	4,774	4,684	—	4,684	—
Subordinated debt	73,744	76,769	—	76,769	—

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(15)Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2021 and September 30, 2020 is as follows:

	Nine months ended September 30,
(Dollars in thousands)	2021	2020
Supplemental financial data:
Cash paid for: interest	$7,198	$11,502
Cash paid for: income taxes	11,074	11,883
Cash paid for: lease liability	912	921
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	17,260	—
Transfer from loans to other real estate owned	2,400	—
ROU lease assets: operating leases(1)	7,932	—
_________________________________________
(1)Represents net new right of use ("ROU") lease assets added in the periods indicated.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2021.

Throughout this Management Discussion & Analysis we have noted certain balances, ratios or other measures of the Company’s performance which exclude the impact of Paycheck Protection Program (“PPP”) loans originated by the Company, which we expect to be short-term in nature. See "Non-GAAP Measures" below for additional information on the balances, ratios and other measures of the Company’s performance which exclude the impact of loans.

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
(ii)adequacy of the allowance for credit losses;
(iii)risk specific to commercial loans and borrowers;
(iv)changes in the business cycle and downturns in the local, regional or national economies, including changes in consumer spending and deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for credit losses;
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
•expansion strategy; and
•borrowing capacity.

Overview

Overall, the Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, digital evolution, and both new and existing branches. Our 26th branch located in North Andover, Massachusetts was opened on January 4, 2021 and our 27th branch located in Londonderry, New Hampshire is expected to open in the second quarter of 2022. Additionally, the relocation of our Lawrence, Massachusetts branch was completed on August 30, 2021.

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

The SBA began funding PPP loans in April 2020, with the first forgiveness payments distributed from the SBA beginning in November 2020. The third round of the PPP ended in May, 2021. Over the course of the PPP, the Company originated 4,149 PPP loans amounting to $717.2 million with associated deferred SBA processing fees of $26.2 million. As of September 30, 2021, the Company had 846 PPP loans outstanding with a principal balance of $153.6 million and deferred SBA fees of $5.3 million, compared to 2,633 PPP loans with a principal balance of $453.1 million and deferred SBA fees of $10.0 million at December 31, 2020. The Company anticipates the majority of the deferred SBA fees will be recognized as the PPP loans are forgiven by the SBA or paid off over the next several quarters.

Accounting Implications

The Company suspended TDR accounting as permitted under the CARES Act beginning in the first quarter of 2020 for certain short-term loan modifications to borrowers impacted by the pandemic. This election primarily impacts financial statement disclosure, for loans that have had a short-term payment deferral since March 1, 2020 as long as those loans were current, and risk rated as “pass” as of December 31, 2019.

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

On January 1, 2021, the Company adopted ASU 2016-13, including the CECL methodology for estimating the ACL. The CECL methodology requires early recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, which for the Company is primarily the loan portfolio. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. See the following footnotes for more information on the Company's adoption of CECL: Note 2, "Investment Securities," Note 3, "Loans," and Note 4, "ACL for Loans." Prior to the adoption of CECL, the company utilized the incurred loss methodology, under which an entity measured credit losses for loans using past events and current conditions in measuring the incurred loss and generally recognition of the full amount of credit losses was delayed until the loss was probable of occurring.

The Company has not materially changed its significant accounting and reporting policies from those disclosed in its 2020 Annual Report on Form 10-K for the impairment review of goodwill.

Recent Accounting Pronouncements

See Note 1, Item (c), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Non-GAAP Measures

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP. However, certain balances, ratios or other measures of the Company’s performance exclude the impact of PPP loans, which we expect to be short-term in nature. We refer to any balance, ratio or measure that excludes PPP loans as “core.” In addition, we refer to any balance, ratio or measure that excludes PPP loans and interest-earning deposits with banks as “adjusted.” The core and adjusted balances, ratios and measures were derived in order to provide more meaningful comparisons to prior periods as: (i) PPP loans outstanding have been originated within the last 18 months and the majority are expected to pay off during the next several quarters; and (ii) growth in customer deposits and PPP loan pay-downs have resulted in a high balance in low-yielding interest-earning deposits with banks.
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
The following table summarizes the reconciliation of GAAP items to non-GAAP items related to the impact of PPP loans on total loans and assets:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Total loans	$2,848,110	$3,073,860
Adjustment: PPP loans	(153,552)	(453,084)
Adjustment: Deferred PPP fees	5,312	10,014
Total core loans (non-GAAP)	$2,699,870	$2,630,790

The following table summarizes the reconciliation of GAAP items to non-GAAP items related to the impact of PPP loans and interest-earning deposits with banks:

	Three months ended	Three months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
ADJUSTED INTEREST-EARNING ASSETS
Total average interest-earning assets	$4,250,266	$3,898,091
Adjustment: Average PPP loans, net	(223,611)	(493,783)
Adjustment: Average interest-earning deposits with banks	(675,746)	(257,807)
Total adjusted average interest-earning assets (non-GAAP)	$3,350,909	$3,146,501

ADJUSTED NET INTEREST INCOME
Net interest income (tax equivalent)	$36,231	$33,886
Adjustment: PPP income	(4,898)	(3,469)
Adjustment: Interest on interest-earning deposits with banks	(254)	(59)
Adjusted net interest income (tax equivalent) (non-GAAP)	$31,079	$30,358

ADJUSTED NET INTEREST MARGIN
Net interest margin (tax equivalent)	3.39%	3.46%
Adjustment: PPP effect(1)	(0.30)%	0.10%
Adjustment: Interest-earning deposits with banks effect(2)	0.59%	0.28%
Adjusted net interest margin (tax equivalent) (non-GAAP)	3.68%	3.84%

	Nine months ended	Nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020
ADJUSTED INTEREST-EARNING ASSETS
Total average interest-earning assets	$4,108,528	$3,570,224
Adjustment: Average PPP loans, net	(361,924)	(287,969)
Adjustment: Average interest-earning deposits with banks	(488,181)	(146,457)
Total adjusted average interest-earning assets (non-GAAP)	$3,258,423	$3,135,798

ADJUSTED INTEREST INCOME
Net interest income (tax equivalent)(3)	$106,970	$97,026
Adjustment: PPP loan income	(16,495)	(5,990)
Adjustment: Interest on interest-earning deposits with banks	(458)	(191)
Adjusted net interest income (tax equivalent) (non-GAAP)	$90,017	$90,845

ADJUSTED NET INTEREST MARGIN
Net interest margin (tax equivalent)	3.48%	3.63%
Adjustment: PPP loan effect(1)	(0.25)%	0.08%
Adjustment: Interest-earning deposits with banks effect(2)	0.46%	0.16%
Adjusted net interest margin (tax equivalent) (non-GAAP)	3.69%	3.87%
_________________________________________
(1)PPP loan adjustments include an elimination of average PPP loans, net of deferred SBA fees, as well as interest income on PPP loans and related SBA fee accretion, included in interest income.
(2)Interest-earning deposit adjustments include an elimination of average interest-earning deposits with banks, as well as interest income on interest-earning deposits with banks, included in interest income.
(3)Nine-month results reflect tax equivalent adjustments as of September 30 of the respective periods.

Results of Operations for the three months ended September 30, 2021 and September 30, 2020

Unless otherwise indicated, the reported results are for the three months ended September 30, 2021 with the "same period," the "prior year period," the "comparable period," and the "prior period" being the three months ended September 30, 2020. Average yields are presented on an annualized tax equivalent basis.

Net Income
The Company's net income for the three months ended September 30, 2021 amounted to $9.8 million, or $0.81 per diluted common share, compared to $10.3 million, or $0.87 per diluted common share, for the three months ended September 30, 2020. The decrease was primarily attributable to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income and a decrease in the provision for credit losses. Non-interest income for the third quarter of 2021 included a $1.8 million loss from the termination of interest-rate swaps used in hedge transactions. Excluding this realized loss, non-interest income increased over the respective prior year period.

Net Interest Income and Margin
The Company's net interest income for the three months ended September 30, 2021 amounted to $35.9 million, an increase of $2.3 million, or 7%, compared to the prior year period. The increase in the current period was due largely to increases in PPP loan income of $1.4 million and investment security income of $668 thousand and lower deposit interest expense of $1.4 million, partially offset by lower non-PPP loan income of $1.5 million. For the three months ended September 30, 2021, net interest income included PPP interest and SBA fee income of $4.9 million, compared to $3.5 million in the prior year period.

Tax equivalent net interest margin (“net interest margin” or “margin”) was 3.39% and 3.46% for the three months ended September 30, 2021 and 2020, respectively. Current period margin has been negatively impacted by large balances in lower-yielding interest-earning deposits with banks, and to a lesser extent loan pay-downs and a lower interest rate environment, partially offset by accelerated SBA fee income on PPP loan forgiveness, which began in November 2020.

For the three months ended September 30, 2021 and September 30, 2020:
•The average interest-earning deposits with banks balances were $675.7 million and $257.8 million.
•The average PPP loan balances, net of deferred fees, were $223.6 million and $493.8 million.
•Adjusted net interest margin (non-GAAP) was 3.68% and 3.84%.

Interest and Dividend Income
Total interest and dividend income amounted to $37.6 million for the three months ended September 30, 2021, an increase of $798 thousand, or 2%, compared to the prior year period. The increase was attributed primarily to increases in PPP loan income of $1.4 million and investment security income of $668 thousand, partially offset by lower yields on interest-earning assets. The average tax equivalent yield on interest-earning assets has declined 25 basis points compared to the prior year period. See the "Net Interest Income and Margin" discussion above for further information on the decrease in yields.
Interest Expense
For the three months ended September 30, 2021, total interest expense amounted to $1.7 million, a decrease of $1.6 million, or 48%, compared to the same period in 2020, due primarily to decreases in interest expense related to customer deposits of $1.4 million and subordinated debt of $190 thousand. The average cost of funding for the three months ended September 30, 2021, including the impact of non-interest-bearing checking accounts balances, decreased 18 basis points compared to three months ended September 30, 2020. The average balance of checking, savings and money market accounts increased $301.7 million, or 15%, and the average balance of subordinated debt decreased $11.0 million over the same period.

Deposit growth since December 31, 2020 was due in large part to customers depositing funds received from round three PPP loan advances, government stimulus checks received during the period, and generally maintaining higher liquidity in response to the pandemic.

Non-interest-bearing checking accounts are an important component of the Company's core funding strategy. For the three months ended September 30, 2021, the average balance of non-interest-bearing checking accounts increased $120.5 million, or 10%, as compared to the same period in 2020, and represented 35% of total average deposit balances for the three months ended September 30, 2021 and September 30, 2020.

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

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$(69)	$(3,033)	$2,964
Investment securities (tax-equivalent)	673	1,347	(674)
Other interest-earning assets(1)	191	156	35
Total interest-earning assets (tax-equivalent)	795	(1,530)	2,325
Interest expense
Interest checking, savings and money market	(601)	130	(731)
Certificates of deposit	(659)	(156)	(503)
Brokered CDs	(110)	(173)	63
Borrowed funds	9	13	(4)
Subordinated debt	(189)	(155)	(34)
Total interest-bearing funding	(1,550)	(341)	(1,209)
Change in net interest income (tax-equivalent)	$2,345	$(1,189)	$3,534
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2021 and 2020:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2021			Three months ended September 30, 2020
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale (2) (tax equivalent)	$2,892,192	$33,540	4.60%	$3,168,787	$33,609	4.22%
Investments (3) (tax equivalent)	680,164	4,125	2.43%	469,552	3,452	2.94%
Other interest-earning assets (4)	677,910	262	0.15%	259,752	71	0.11%
Total interest-earning assets (tax equivalent)	4,250,266	37,927	3.54%	3,898,091	37,132	3.79%
Other assets	181,826			168,755
Total assets	$4,432,092			$4,066,846

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,327,826	351	0.06%	$2,026,137	953	0.19%
Certificates of deposit	219,375	359	0.65%	266,576	1,017	1.52%
Brokered CDs	33,424	152	1.80%	74,994	261	1.39%
Borrowed funds	8,606	17	0.80%	2,809	8	1.22%
Subordinated debt (5)	58,931	817	5.55%	69,941	1,007	5.73%
Total interest-bearing funding	2,648,162	1,696	0.26%	2,440,457	3,246	0.53%

Net interest-rate spread (tax equivalent)			3.28%			3.26%

Non-interest checking	1,381,939	—	—	1,261,451	—
Total deposits, borrowed funds and subordinated debt	4,030,101	1,696	0.17%	3,701,908	3,246	0.35%
Other liabilities	56,746			43,115
Total liabilities	4,086,847			3,745,023

Stockholders' equity	345,245			321,823
Total liabilities and stockholders' equity	$4,432,092			$4,066,846

Net interest income (tax equivalent)		36,231			33,886
Net interest margin (tax equivalent)			3.39%			3.46%
Less tax equivalent adjustment		352			355
Net interest income		$35,879			$33,531
Net interest margin			3.35%			3.43%
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
(4)Average other interest-earning assets include interest-earning deposits with banks, fed funds sold and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the three months ended September 30, 2021 was determined under the CECL methodology and amounted to $28 thousand, a decrease of $1.5 million compared to the respective prior year period, which was under the incurred loss methodology. The provision for credit losses was impacted by the following:
•The current three-month provision resulted primarily from core loan growth (non-GAAP) and an increase in reserves for unfunded commitments, partially offset by a reduction from changes in general loan loss reserve factors and declines in reserves for individually evaluated loans.
•The provision in the prior year period reflects an increase in reserves related to the anticipated impact of the COVID-19 pandemic on the credit quality of the loan portfolio and an increase in reserves for individually evaluated loans.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL see "Asset Quality," and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the three months ended September 30, 2021, amounted to $3.1 million, a decrease of $1.2 million, or 29%, as compared to the same period in 2020. The primary components of the quarter over quarter decrease are as follows:

•Net gains on sales of loans decreased $152 thousand due primarily to lower volume of loans originated for sale;
•Net gains on sales of debt securities decreased $127 thousand as no debt securities were sold during the current period; and
•Loss on termination of interest-rate swaps increased $1.8 million due to the early termination of interest rate swaps used in hedge transactions;
•Partially offset by deposit interchange fees increase of $206 thousand due primarily to higher deposit account activity combined with higher balances in customer accounts and increased consumer spending resulting in higher interchange activity; and
•Wealth management fees increase of $299 thousand due primarily to asset growth from net new business and market appreciation.
Non-Interest Expense
Non-interest expense for the three months ended September 30, 2021 amounted to $25.8 million, an increase of $3.0 million, or 13%, compared to the prior year period. The primary components of the quarter over quarter increase are as follows:

•Salaries and employee benefits increased $2.2 million due primarily to an increase of $1.3 million in the Company's variable compensation incentive plan, which resulted from stronger performance in the current period relative to the prior year period.
•Excluding the increase in the Company's variable compensation incentive plan above, non-interest expense for the three months ended September 30, 2021 increased 8% compared to the respective prior year period.
•Occupancy and equipment increased $372 thousand due primarily to the higher costs related to branch openings and relocations.
•Technology and telecommunications increased $267 thousand due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.
Income Taxes

The effective tax rate for the three months ended September 30, 2021 was 25.3%, compared to 23.6% for the three months ended September 30, 2020.

Results of Operations for the nine months ended September 30, 2021 and September 30, 2020

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2021 with the "same period," the "prior year period," the "comparable period," "prior year," and "prior period" being the nine months ended September 30, 2020. Average yields are presented on an annualized tax equivalent basis.

Net Income

The Company's net income for the nine months ended September 30, 2021 amounted to $31.3 million, or $2.60 per diluted common share, compared to $21.6 million, or $1.81 per diluted common share, for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in net interest income and a decrease in the provision for credit losses, partially offset by a decrease in non-interest income and an increase in non-interest expense. Non-interest income for the third quarter of 2021 included a $1.8 million loss from the termination of interest-rate swaps used in hedge transactions. Excluding this realized loss, non-interest income increased over the respective prior year period.

Net Interest Income and Margin

The Company's net interest income for the nine months ended September 30, 2021 amounted to $105.9 million, an increase of $9.9 million, or 10%, compared to the prior year period. The increase in the current period was due largely to PPP related SBA fee income and lower deposit interest expense, partially offset by lower non-PPP loan income and an increase in subordinated debt interest expense. For the nine months ended September 30, 2021, net interest income included PPP interest and fee income of $16.5 million, compared to $6.0 million in the prior year period.

Net interest margin was 3.48% and 3.63% for the nine months ended September 30, 2021 and September 30, 2020. Current period margin has been negatively impacted by large balances in lower-yielding interest-earning deposits with banks, and to a lesser extent loan pay-downs and a lower interest rate environment, partially offset by accelerated SBA fee income on PPP loan forgiveness, which began in November 2020.

For the nine months ended September 30, 2021 and 2020:
•The average interest-earning deposits with banks balances were $488.2 million and $146.5 million.
•The average PPP loan balances, net of deferred SBA fees, were $361.9 million and $288.0 million.
•Adjusted net interest margin (non-GAAP) was 3.69% and 3.87%.

Interest and Dividend Income

Total interest and dividend income amounted to $111.9 million for the nine months ended September 30, 2021, an increase of $4.0 million, or 4%, compared to the prior year period. The increase was attributed primarily to increases in PPP loan income of $10.5 million and investment security income of $622 thousand, partially offset by lower yields on interest-earning assets. Average tax equivalent yields on interest-earning asset have declined 40 basis points since the comparable period. See the "Net Interest Income and Margin" discussion above for further information on the decrease in yields.

Interest Expense

For the nine months ended September 30, 2021, total interest expense amounted to $6.0 million, a decrease of $5.9 million, or 50%, over the same period in 2020, due primarily to decreases in interest expense on deposits of $6.6 million and FHLB borrowings of $560 thousand, partially offset by increased interest costs of $1.2 million from subordinated debt. The average cost of funding, including the impact of non-interest deposit accounts balances, decreased 26 basis points. For the nine months ended September 30, 2021, the average balance of checking, savings and money market accounts increased $334.5 million, or 18%, and the average balance of borrowed funds decreased $45.3 million compared to the respective prior year period.

Deposit growth since December 31, 2020 was due in large part to customers depositing funds received from round three PPP loan advances, government stimulus checks received during the period, and generally maintaining higher liquidity in response to the pandemic.

Non-interest deposit accounts are an important component of the Company's core funding strategy. For the nine months ended September 30, 2021, the average balance of non-interest checking accounts increased $229.8 million, or 21%, as compared to the same period in 2020. This non-interest-bearing funding source represented 34% and 33% of total average deposit balances for the nine months ended September 30, 2021 and September 30, 2020.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax equivalent)	$3,245	$2,244	$1,001
Investment securities (tax equivalent)	631	2,771	(2,140)
Other interest-earning assets(1)	156	399	(243)
Total interest-earning assets (tax equivalent)	4,032	5,414	(1,382)

Interest expense
Interest checking, savings and money market	$(4,400)	$869	$(5,269)
CDs	(2,429)	(667)	(1,762)
Brokered deposits	268	241	27
Borrowed funds	(560)	(352)	(208)
Subordinated debt	1,209	1,279	(70)
Total interest-bearing funding	(5,912)	1,370	(7,282)
Change in net interest income (tax equivalent)	$9,944	$4,044	$5,900
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2021 and 2020:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,002,404	$101,102	4.50%	$2,941,755	$97,858	4.44%
Investment securities(3) (tax equivalent)	615,858	11,412	2.47%	478,365	10,781	3.00%
Other interest-earning assets(4)	490,266	471	0.13%	150,104	315	0.28%
Total interest-earnings assets (tax equivalent)	4,108,528	112,985	3.68%	3,570,224	108,954	4.08%
Other assets	165,991			159,287
Total assets	$4,274,519			$3,729,511

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,221,068	1,203	0.07%	$1,886,542	5,603	0.40%
CDs	229,793	1,428	0.83%	288,374	3,857	1.79%
Brokered deposits	60,989	664	1.46%	38,592	396	1.37%
Borrowed funds	7,742	43	0.75%	53,078	603	1.52%
Subordinated debt(5)	63,754	2,677	5.60%	33,364	1,468	5.88%
Total interest-bearing funding	2,583,346	6,015	0.31%	2,299,950	11,927	0.69%

Net interest-rate spread (tax equivalent)			3.37%			3.39%

Non-interest checking	1,306,485	—		1,076,711	—
Total deposits, borrowed funds and subordinated debt	3,889,831	6,015	0.21%	3,376,661	11,927	0.47%
Other liabilities	48,834			41,111
Total liabilities	3,938,665			3,417,772

Stockholders' equity	335,854			311,739
Total liabilities and stockholders' equity	$4,274,519			$3,729,511

Net interest income (tax equivalent)		106,970			97,027
Net interest margin (tax equivalent)			3.48%			3.63%
Less tax equivalent adjustment		1,069			1,074
Net interest income		$105,901			$95,953
Net interest margin			3.44%			3.59%
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
(4)Average other interest-earning assets includes interest-earning deposits with banks, fed funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses

The provision for credit losses for the nine months ended September 30, 2021 was determined under the CECL methodology and amounted to $747 thousand, a decrease of $9.7 million, compared to the same period in 2020, which was under the incurred loss methodology. The provision for credit losses was impacted by the following:

•The current nine-month provision resulted primarily from core loan growth (non-GAAP) and an increase in reserves for unfunded commitments, partially offset by a reduction from changes in general loan loss reserve factors and declines in reserves for individually evaluated loans.
•The provision in the prior year period reflected increases in reserves related to the anticipated impact of the pandemic on the credit quality of the loan portfolio and an increase in reserves for individually evaluated loans.
The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL see "Asset Quality," and "Allowance for Credit Losses" under "Financial Condition" in this Item 2, below.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2021 amounted to $12.1 million, a decrease of $402 thousand, or 3%, compared to the nine months ended September 30, 2020. The primary components of the decrease are as follows:

•Loss on termination of interest-rate swaps increased $1.8 million due to the early termination of interest rate swaps used in hedge transactions;
•Partially offset by deposit interchange fees increase of $266 thousand due primarily to higher deposit account activity and increased consumer spending resulting in higher interchange activity;
•Wealth management fees increase of $763 thousand due primarily to asset growth from net new business and market appreciation; and
•Increases in equity securities market value gains of $290 thousand included in other income.
Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2021 amounted to $75.6 million, an increase of $5.8 million, or 8%, compared to the same period in 2020. The primary components of the increase are as follows:

•Salaries and employee benefits increased $3.1 million due primarily to an increase of $1.8 million related to the Company's variable compensation incentive plan, which resulted from stronger performance in the current period relative to the prior year period. The prior year period salaries and employee benefits expense included additional pandemic-related expenditures, primarily in the second quarter.
•Occupancy and equipment increased $911 thousand due primarily to the higher costs related to branch openings and relocations.
•Technology and telecommunications increased $1.1 million due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.
•The Company also realized a loss on the extinguishment of subordinated debt of $713 thousand from the early redemption of the January 2015 Notes on March 31, 2021. The loss on the extinguishment of the January 2015 Notes consisted of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

Income Taxes

The effective tax rate was 24.8% and 23.7% for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Financial Condition

Total assets amounted to $4.45 billion at September 30, 2021, compared to $4.01 billion at December 31, 2020, an increase of $437.1 million, or 11%. Total core assets (non-GAAP) have increased $731.9 million, or 20%, since December 31, 2020. The increase in the Company’s total assets since December 31, 2020, is related primarily to the increase in interest-earning deposits with banks of $393.2 million. The balance sheet composition and changes since December 31, 2020 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $390.6 million since December 31, 2020. At September 30, 2021, cash and cash equivalents amounted to 14% of total assets, compared to 6% of total assets at December 31, 2020. The increase in cash and cash equivalents over the prior period was due primarily to total interest-earning deposits with banks which amounted to $606.3 million at September 30, 2021 compared to $213.1 million at December 31, 2020. The increase related primarily to increases in customer deposits and funds received from PPP loan forgiveness.

While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers are generally maintaining higher liquidity in response to the pandemic and lower interest rates, contributing to the increase in cash and cash equivalents since December 31, 2020.

Investments

At September 30, 2021, the fair value of the investment portfolio amounted to $819.2 million, an increase of $236.2 million, or 41%, since December 31, 2020. The investment portfolio at fair value represented 18% and 15% of total assets at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the investment portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities. Excess liquidity was partially utilized to fund growth in the Company's investment security portfolio, which increased $185.2 million, or 29%, during the quarter ended September 30, 2021.

During the nine months ended September 30, 2021, the Company purchased $317.9 million in debt securities and had principal pay downs, calls and maturities totaling $64.8 million.

During the nine months ended September 30, 2021, management sold debt securities with an amortized cost of approximately $2.9 million realizing net gains on sales of $128 thousand.

Net unrealized gains on the debt securities portfolio amounted to $17.5 million at September 30, 2021, compared to $31.1 million at December 31, 2020 and $31.2 million at September 30, 2020. The Company attributes the decrease in net unrealized gains as compared to December 31, 2020 to an increase in market yields.

Loans

Total loans decreased $225.8 million, or 7%, compared to December 31, 2020, and decreased $302.7 million, or 10%, since September 30, 2020. The decline during the nine months ended September 30, 2021 was primarily due to PPP forgiveness of $507.3 million, partially offset by PPP originations of $207.8 million and net core loan growth (non-GAAP) of $69.1 million. The mix of loans within the portfolio remained relatively unchanged with commercial loans, excluding PPP loans, amounting to 88% of total core loans (non-GAAP) at September 30, 2021 and 87% at both December 31, 2020 and September 30, 2020. Since September 30, 2020 commercial real estate and commercial construction loans have increased, while commercial and industrial loans have declined.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans(1):

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,556,240	54.6%	$1,476,236	48.0%	$1,488,664	47.2%
Commercial and industrial	401,718	14.1%	435,548	14.2%	435,829	13.8%
Commercial construction	412,332	14.5%	371,856	12.1%	382,767	12.1%
SBA PPP	148,240	5.2%	443,070	14.4%	494,701	15.7%
Total commercial loans	2,518,530	88.4%	2,726,710	88.7%	2,801,961	88.9%
Residential mortgages	239,960	8.4%	252,995	8.2%	254,814	8.1%
Home equity	81,217	2.9%	85,178	2.8%	84,974	2.7%
Consumer	8,403	0.3%	8,977	0.3%	9,066	0.3%
Total retail loans	329,580	11.6%	347,150	11.3%	348,854	11.1%
Total loans	2,848,110	100.0%	3,073,860	100.0%	3,150,815	100.0%
Allowance for credit losses	(47,262)		(44,565)		(43,835)
Net loans	$2,800,848		$3,029,295		$3,106,980
__________________________________________
(1) Upon the adoption of CECL, the Company includes deferred fees as part of the portfolio segment balance. Prior periods have been adjusted in this table to align with the CECL presentation.

As of September 30, 2021, commercial real estate loans increased $80.0 million, or 5%, compared to December 31, 2020, and $67.6 million, or 5%, compared to September 30, 2020. Commercial real estate loans are typically secured by a variety of owner-use and non-owner occupied (investor) commercial and industrial property types including one-to-four and multi-family apartment buildings, office, industrial or mixed-use facilities, strip shopping centers or other commercial properties and are generally guaranteed by the principals of the borrower.

As of September 30, 2021, commercial and industrial loan balances decreased by $33.8 million, or 8%, compared to December 31, 2020 and $34.1 million, or 8%, compared to September 30, 2020. The decreases reflect a decline in line utilization on revolving lines as business customers made use of alternative government sponsored funding sources and declines in business activity as a result of the pandemic, as well as general pay downs, maturities and reduction in originations. These loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing, and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the SBA under various long-established programs (see below regarding the separate PPP loan portfolio). Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $40.5 million, or 11%, since December 31, 2020, and $29.6 million, or 8%, compared to September 30, 2020. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

During the nine-month period ended September 30, 2021, PPP loan forgiveness amounted to $507.3 million, and round three PPP loan originations, which ended May 31, 2021, amounted to $207.8 million.

Total retail loan balances decreased by $17.6 million, or 5%, since December 31, 2020, and $19.3 million, or 5.5%, since September 30, 2020. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment and the primary component of the decline since prior periods. The current active residential real estate market and low interest-rate environment have driven sale and refinance activity during the nine-month period ended September 30, 2021.

At September 30, 2021, commercial loan balances participated out to various banks amounted to $64.9 million, compared to $65.3 million at December 31, 2020, and $75.7 million at September 30, 2020. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $68.6 million, $77.1 million and $103.6 million at September 30, 2021, December 31, 2020, and September 30, 2020, respectively. See above,

Note 3, above, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q for information on loans serviced for others and loans pledged as collateral.

Asset Quality

Certain prior period figures have been adjusted to include "special mention" rated loans in the adversely classified loan balance to be consistent with the CECL presentation used for periods after January 1, 2021.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Non-accrual loan summary:
Commercial real estate	$23,529	$29,680	$9,719
Commercial and industrial	2,044	4,574	4,981
Commercial construction	1,258	2,999	6,121
SBA PPP	—	—	—
Residential mortgages	662	414	409
Home equity	342	381	399
Consumer	—	2	12
Total non-performing loans	27,835	38,050	21,641
OREO	2,400	—	—
Total non-performing assets	$30,235	$38,050	$21,641
Total loans	$2,848,110	$3,073,860	$3,150,815
Accruing TDR loans not included above	$9,203	$10,268	$10,659
Delinquent loans 60-89 days past due and still accruing	$233	$316	$312
Loans 60-89 days past due and still accruing to total loans	0.01%	0.01%	0.01%
Non-performing loans to total loans	0.98%	1.24%	0.69%
Non-performing assets to total assets	0.68%	0.95%	0.53%
Allowance for credit losses for loans	$47,262	$44,565	$43,835
Allowance for credit losses for loans to non-performing loans	169.79%	117.12%	202.56%
Allowance for credit losses for loans to total loans	1.66%	1.45%	1.39%

As of September 30, 2021, the ratio of non-performing loans to total core loans (non-GAAP) was 1.03%. Additionally, the ACL for loans to total core loans ratio (non-GAAP) was 1.75% at September 30, 2021 compared to 1.94% at January 1, 2021. Total core loans (non-GAAP) exclude PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA.

The majority of non-accrual loans were also carried as adversely classified during the periods presented. At September 30, 2021, December 31, 2020, and September 30, 2020, the Company had adversely classified loans (loans carrying "special mention," "substandard," "doubtful" or "loss" classifications) amounting to $63.6 million, $75.3 million, and $63.5 million, respectively. The decrease in non-performing loans at September 30, 2021, compared to December 31, 2020, was due to the partial charge-off of two commercial relationships, one of which was transferred to OREO, as well as principal pay-downs and credit upgrades based on improved performance, partially offset by additional downgrades. The increase in non-performing loans at December 31, 2020, compared to September 30, 2020, was due primarily to three commercial relationships, which were placed on non-accrual in late 2020 and are in industries that have been highly impacted by the pandemic.

Adversely classified loans that were performing but possessed potential weakness and, as a result, could ultimately become non-performing loans amounted to $36.0 million at September 30, 2021 and $37.4 million at December 31, 2020. The remaining balances of adversely classified loans were non-accrual loans, amounting to $27.6 million at September 30, 2021 and $37.9 million at December 31, 2020. Non-accrual loans that were not adversely classified amounted to $144 thousand and $137 thousand at September 30, 2021 and December 31, 2020, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

Total individually evaluated collateral dependent loans amounted to $36.5 million and $48.3 million at September 30, 2021 and December 31, 2020, respectively. Total accruing collateral dependent loans amounted to $9.1 million and $10.3 million at September 30, 2021 and December 31, 2020, respectively, while non-accrual collateral dependent loans amounted to $27.4 million and $38.0 million as of September 30, 2021 and December 31, 2020, respectively.

In management's opinion, the majority of collateral dependent loan balances at September 30, 2021 and December 31, 2020 were supported by the net realizable value of the underlying collateral. Based on management's collateral assessment at September 30, 2021, collateral dependent loans totaling $19.4 million required no specific reserves while collateral dependent loans totaling $17.1 million required specific reserve reserves of $1.5 million. At December 31, 2020, collateral dependent loans totaling $23.4 million required no specific reserves while collateral dependent loans totaling $24.9 million required specific reserves of $6.2 million. The decrease in specific reserves since December 31, 2020 was due primarily to the partial charge-off of two commercial relationships noted above. Management closely monitors all individually evaluated relationships for their individual business circumstances, credit metrics, or underlying collateral value deterioration to determine if additional reserves are necessary.

Total TDR loans as of September 30, 2021 and December 31, 2020 were $17.6 million and $17.7 million, respectively. TDR loans on accrual status amounted to $9.2 million and $10.3 million at September 30, 2021 and December 31, 2020, respectively. TDR loans included in non-accrual loans amounted to $8.4 million at September 30, 2021 and $7.5 million at December 31, 2020. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance due to the impact of the pandemic. Payment deferrals due to the pandemic remained active on 4 "pass" rated loans, amounting to $11.8 million, or 0.44% of total core loans (non-GAAP), at September 30, 2021, compared to 17 loans amounting to $36.0 million, or 1.36% of total core loans (non-GAAP), at June 30, 2021.

ACL for Loans

There have been no material changes to the Company's underwriting practices or credit risk management system used to estimate credit loss exposure. See Note 4, "Allowance for Loan Losses," to the Company's audited consolidated financial statements contained the 2020 Annual Report on Form 10-K.

On January 1, 2021, the Company adopted the CECL methodology under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the ACL for unfunded commitments (included in other liabilities) increased by $2.4 million. Prior to 2021, the Company measured the allowance under the incurred loss method.

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

The Company uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, the Company reverts immediately to historical loss rates.

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

While management uses available information and judgement to estimate credit losses on loans, future additions to the ACL may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the ACL based on judgments different from those of management.

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$44,565	$33,614

Day one CECL adjustment	6,560	—
Provision for credit losses for loans	209	10,397
Recoveries on charged-off loans:
Commercial real estate	39	—
Commercial and industrial	102	207
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	67	10
Consumer	5	34
Total recovered	213	251
Charged-off loans
Commercial real estate	1,825	—
Commercial and industrial	2,443	402
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	17	25
Total charged-off	4,285	427

Net loans charged-off (recovered)	4,072	176
Ending balance	$47,262	$43,835
Annualized net loans charged-off to average loans outstanding	0.18%	0.01%

Net charge-offs for the nine months ended September 30, 2021, related primarily to two individually evaluated commercial loans, which were fully reserved in late 2020.

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the ACL for loans and credit quality.

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

The Company’s ACL for unfunded commitments amounted to $3.0 million as of September 30, 2021 and the associated provision was $538 thousand for the nine months ended September 30, 2021.

Based on the foregoing, management believes that the Company's ACL for loans and unfunded commitments is adequate as of September 30, 2021.

Other real estate owned

The Company had one OREO property at September 30, 2021 with a net book value of $2.4 million and none at December 31, 2020, or September 30, 2020. There was one OREO addition during the nine months ended September 30, 2021 and none during the nine months ended September 30, 2020. There were no sales or subsequent write downs of OREO during the nine months ended September 30, 2021 and September 30, 2020.

Deposits

As of September 30, 2021, customer deposits increased $494.7 million, or 14%, since December 31, 2020, and $435.9 million, or 12%, since September 30, 2020. Since December 31, 2020, the largest growth occurred in checking accounts and to a lesser extent money market accounts. Management believes the deposit growth since December 31, 2020 was due in large part to customers depositing funds received from PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic and low interest rates.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks. The Company’s total customer deposits reflect the equal and reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $538.7 million, $508.4 million and $471.5 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. Savings accounts are not eligible for this program.

Borrowed Funds

The Company had borrowed funds outstanding of $8.6 million, $4.8 million, and $1.7 million at September 30, 2021, December 31, 2020, and September 30, 2020, respectively, all of which were FHLB advances. FHLB borrowings outstanding at each of these dates were related to specific lending projects under the FHLB's community development and affordable housing programs.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $58.9 million at September 30, 2021 and $73.7 million at December 31, 2020 and September 30, 2020.

On March 31, 2021, the Company redeemed the Notes issued January 2015. The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs. The January 2015 Notes were outstanding at September 30, 2020 and December 31, 2020.

In July 2020, the Company issued $60.0 million in notes callable in July 2025 and due in July 2030. The July 2020 notes were outstanding at September 30, 2021 and December 31, 2020.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest-rate swaps to hedge against adverse interest-rate movements with a combined notional value, maturing from 2023 through 2025, of $75.0 million. In August of 2021, the Company terminated the interest-rate swaps resulting in a loss of $1.8 million.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers decreased to $36.7 million at September 30, 2021 from $38.0 million at December 31, 2020. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $825 thousand at September 30, 2021 compared to $2.3 million at December 31, 2020.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight fed fund purchase arrangements with correspondent banks, access to the FRB Discount Window and the PPPLF, which provides funding secured by PPP pledged loans. At September 30, 2021, the Bank had the capacity to borrow additional funds from the FHLB, FRB Discount Window, and under the Paycheck Protection Program Liquidity Facility (the "PPPLF") of up to approximately $720 million, $239 million and $148.2 million, respectively.

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

For the nine months ended September 30, 2021, the Company declared $6.7 million in cash dividends. Stockholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 28,499 shares of the Company's common stock, totaling $938 thousand.

On October 19, 2021, the Company announced a quarterly dividend of $0.185 per share to be paid on December 1, 2021 to stockholders of record as of November 10, 2021.

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

As of September 30, 2021, wealth assets under management, which are reflected at fair market value, decreased $10.3 million, or 1%, since December 31, 2020, and since September 30, 2020, balances have increased $72.6 million, or 8%. The decrease since December 31, 2020 resulted primarily from the departure of a large institutional relationship following the client's merger. Excluding the aforementioned client, assets under management increased 9% over the nine-month period from net new assets and increases in market values.

The following table sets forth the value of assets under management and its components at the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Total assets	$4,451,432	$4,014,324	$4,060,547
Wealth assets under management	966,180	976,502	893,538
Total assets under management	$5,417,612	$4,990,826	$4,954,085

Additionally, the Company had assets under administration of $235.0 million at September 30, 2021, $210.9 million at December 31, 2020, and $196.2 million, at September 30, 2020 respectively, consisting of mostly 401(k) plans and to a lesser extent Trust and Custodial accounts.
Item 3 -Quantitative and Qualitative Disclosures About Market Risk

The Company's primary interest-rate risk exposure continues to be margin compression that may result from changes in the economic environment, the shape of the yield curve and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. The Company's margin generally performs better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

As shown in the table below, the Company's net interest income sensitivity has increased materially at September 30, 2021 compared to December 31, 2020 resulting primarily from an increase in the Company’s net short-term liquidity, which is defined as interest-earning deposits in banks less short-term wholesale borrowings consisting of brokered deposits and FHLB borrowings. The net short-term liquidity balance over the periods shown below have increased largely from deposit growth and PPP loan forgiveness.

The net interest income simulation model assumes a static balance sheet over 24 months but we anticipate that the net liquidity balance will diminish over time. Excluding the buildup in the net short-term liquidity balance, the Company’s net interest income sensitivity position at September 30, 2021, is not considered materially different than at December 31, 2020 and 2019, respectively.

The following table summarizes the results from the Company’s net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, for a 24-month period at September 30, 2021, December 31, 2020 and December 31, 2019.

(Dollars in thousands, except for percentage data)	September 30, 2021	December 31, 2020	December 31, 2019
Net short-term liquidity	$597,721	$133,377	$(72,306)

Changes in interest rates	Percentage Change	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	14.35%	6.40%	0.77%
Rates Rise 200 Basis Points	7.66%	3.57%	0.83%
Rates Unchanged	—%	—%	—%
Rates Decline 100 Basis Points	(5.16)%	(4.16)%	(1.24)%

The results in the table above are subject to various assumptions as reported in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company's 2020 Annual Report on Form 10-K. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2021) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

If the United States or the markets in which we operate encounter sustained economic stress or recession, or if long-term consequences or lagging effects of the pandemic are experienced by our customers and businesses, many of the risk factors identified in the Company's 2020 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations and interest-rate risk.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2021:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August	—	$—	—	—
September	—	$—	—	—
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

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 8, 2021	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer