Form 10-K
period 2021-12-31
ENTERPRISE BANCORP INC /MA/
filed 2022-03-10
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $326,271,420 ($32.75 per share) as of June 30, 2021, the last trading day of the registrant’s most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
    March 1, 2022, Common Stock, par value $0.01, 12,053,652 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on May 3, 2022, are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.Business

Organization

Enterprise Bancorp, Inc. (the "Company," "Enterprise," "us," "we," or "our") is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank"), a community-focused commercial bank. Substantially all of the Company’s operations are conducted through the Bank and its subsidiaries. The Bank, a Massachusetts trust company and state chartered commercial bank that commenced banking operations in 1989, has six wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

•Enterprise Insurance Services, LLC, organized in 2000 in the State of Delaware for the purpose of engaging in insurance sales activities;
•Enterprise Wealth Services, LLC, organized in 2000 in the State of Delaware for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Wealth Services";
•239 Littleton Road, LLC, organized in 2021 in the State of Massachusetts for the purpose of maintaining and disposing of real estate acquired through the Bank's lending functions; and
•Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

Enterprise's headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The community banking services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

The Company's common stock trades on the NASDAQ Global Market under the trading symbol "EBTC."

The Bank's purpose is to make a positive difference in the lives of the individuals, businesses, and communities we so passionately serve. To play an active role in making every community in which we operate a better place to live and work.

Market Area

The Company's primary market area is the Northern Middlesex, Northern Essex, and Northern Worcester counties of Massachusetts and the Southern Hillsborough and Southern Rockingham counties in New Hampshire. Enterprise has 26 full-service branches located in the Massachusetts communities of Acton, Andover, Billerica (2), Chelmsford (2), Dracut, Fitchburg, Lawrence, Leominster, Lexington, Lowell (2), Methuen, North Andover, Tewksbury (2), Tyngsborough and Westford and in the New Hampshire communities of Derry, Hudson, Nashua (2), Pelham, Salem, and Windham. Our 27th branch to be located in Londonderry, New Hampshire is expected to open in the third quarter of 2022.

Management actively seeks to strengthen the Company's market position by capitalizing on market opportunities to grow all business lines and through the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of gathering deposits from the general public and investing primarily in commercial loans and investment securities and utilizing the resulting cash flows to conduct operations, expand service and product offerings, expand the branch network, and pay dividends to shareholders. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, commercial insurance services, as well as wealth management and wealth services.

The integrated branch network serves all product channels with knowledgeable service providers and state-of-the-art facilities. The Bank also offers various electronic banking capabilities via online and mobile. Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state-of-the-art delivery channels in order to tailor product lines to customers' needs. These products, services and delivery channels are outlined below.

The Company's business is not dependent on one, or a few customers, nor upon a particular industry, the loss of which would have a material adverse impact on the financial condition or operations of the Company.

Lending Products

General

The Company specializes in community lending to business entities, non-profit organizations, professional practices, and individuals. The Company's primary lending focus is on the development of high-quality, long-term commercial relationships achieved through active business development efforts, strong community involvement, and focused marketing strategies. Commercial loans may include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit. Consumer or "retail" loans may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each of the Bank's branch locations. An internal loan review function assesses the compliance of commercial loan originations with the Company's internal policies and underwriting guidelines and monitors the ongoing credit quality of the loan portfolio. The credit risk management function monitors a wide variety of individual borrower and industry factors; and the Company's internal loan credit risk rating system classifies loans depending on risk of loss characteristics. The Company also contracts with an external loan review company to review, on a pre-determined schedule, the internal credit ratings assigned to loans in the commercial loan portfolio. The review is focused on the non-criticized segment of the portfolio, based on the type, size, credit rating, and overall risk of the loan and generally encompasses 65% or more of the commercial portfolio. This same company is also contracted to perform limited stress testing on the commercial real estate loan portfolio on an annual basis.

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

A management loan review committee, consisting of senior lending officers, credit, loan workout, loan operations, risk management and accounting personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the internal "watch asset list" and classified loan report.

An internal credit review committee, consisting of senior lending officers and credit review personnel, meets to review and approve loan requests related to borrowing relationships of certain dollar levels, as well as other borrower relationships recommended for discussion by committee members.

The Loan Committee of the Company's Board of Directors (the "Board") approves loan relationships exceeding certain prescribed dollar limits. The Board's Loan Committee reviews current portfolio statistics, problem credits, construction loan reviews, watch assets, loan delinquencies, and the allowance for credit losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company. The Board's Loan Committee is also responsible for approval of the loan policy and credit-related charge-offs recommended by management, subject to final approval by the full Board.

At December 31, 2021, the Bank's statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $80.1 million, subject to certain exceptions provided under applicable law.

See also Item 1A, "Risk Factors," and "Credit Risk," contained under the heading "Financial Condition," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K for the year ended December 31, 2021 (this "Form 10-K") for further discussion on a variety of risks and uncertainties that may affect the Company's loan portfolio.

Commercial Real Estate, Commercial and Industrial, and Commercial Construction Loans

Commercial real estate loans include loans secured by both owner and non-owner occupied (investor) real estate. These loans are typically secured by a variety of commercial, residential investment, and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately 15 to 30 years. Variable interest-rate loans have a variety of adjustment terms and underlying interest-rate indices and are generally fixed for an initial period before periodic rate adjustments begin.

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

The Paycheck Protection Program ("PPP") was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the SBA with support from the Department of the Treasury. The PPP is a federally guaranteed, low-interest rate loan program designed to provide a direct incentive for small businesses to keep workers on the payroll during the COVID-19 pandemic. Businesses may use PPP loan funds to pay payroll costs as well as to cover other eligible business expenses. The PPP loans may be partially or fully forgiven by the SBA if the entity meets certain conditions. The PPP loans carry an interest rate of 1% to be paid by either the SBA, in the event of forgiveness, or by the borrower for the term of the loan, which may be 2 years or 5 years, depending on the date of origination. Payments are generally deferred until the date the lender receives the applicable forgiveness amount plus interest from the SBA. PPP funding through the CARES Act was closed to new applications in August 2020.

The Economic Aid Act signed into law on December 27, 2020, authorized new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021, and revised certain PPP requirements. Under the revised terms of the PPP, loans could be made to first time borrowers as well as certain businesses that previously received a PPP loan and experienced a significant reduction in revenue. The revised terms of the PPP allowed for a broader range of covered operating expenses for eligible companies, independent contractors and sole proprietors and certain non-profit organizations, among other newly eligible businesses.

In an effort to support our communities during the pandemic, the Company began participating in the PPP in April 2020 and continued through the close of funding in May 2021.

In addition to generating interest income, the SBA pays lenders fees for processing PPP loans which are accreted into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. Borrowers may submit a PPP loan forgiveness application any time before the maturity date of the loan. All qualifying PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

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

Residential Loans

Enterprise Bank originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower's primary residence, or as vacation homes or investment properties. Loan-to-value policy limits vary, generally from 75% for multi-family, owner-occupied properties, up to 97% for single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition, financing is provided for the construction of owner-occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable-rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell fixed and adjustable-rate residential mortgage loans which are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans. Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

Home Equity Loans and Lines of Credit ("Home equity")

Home equity term loans are originated for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 75% of the automated valuation or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from 3 to 15 years. The rates may be variable or fixed.

The Company also originates home equity revolving lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the automated valuation or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for standard home equity lines requires interest only payments for the first ten years of the lines. Generally, at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a 15-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period. Home equity line of credit programs are available with the ability to convert all or a portion of the home equity line of credit balance to a fixed-rate term note subject to certain requirements and limitations. Available credit on the home equity line becomes available again as principal is repaid on the converted amounts.

Consumer Loans

Consumer loans consist primarily of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts extended to individual customers. The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances.

Credit Risk and Allowance for Credit Losses

Information regarding the Company's credit risk and allowance for credit losses is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the section "Financial Condition," under "Loans," in the subsections "Credit Risk," and "Allowance for Credit Losses" of this Form 10-K. See also Note 4, "ACL for Loans," to the Company's audited consolidated financial statements, contained in Item 8 of this Form 10-K.

Deposit Products

Deposits have traditionally been the principal source of the Company's funds. Enterprise offers a broad selection of competitive commercial and retail deposit products, including checking accounts, limited-transactional savings and money market accounts, commercial sweep products, and term certificates of deposit ("CDs") typically ranging from 1 month to 36 months. The Company's deposit products are offered to commercial businesses, professionals, municipalities, non-profit organizations, and individuals. As a member of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

In addition to the deposit products noted above, the Company also provides customers the ability to automate allocation of investment sweep (commercial only), money market, and CD balances to nationwide networks of reciprocating FDIC insured banks. Deposits are placed into nationwide networks in increments that are eligible for FDIC insurance. This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the "excess" funds into participating FDIC insured accounts or term CDs. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks. Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's Consolidated Balance Sheet, however the network's reciprocal dollar deposits are carried within the appropriate product category under customer deposits on the Consolidated Balance Sheet.

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

Enterprise may also utilize brokered deposits, mainly term products, from several available sources as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. The Company collectively refers to brokered deposits and borrowed funds as "wholesale funding".

Cash Management Services

In addition to the lending and deposit products discussed above, commercial banking and public sector customers may take advantage of cash management services and products that enhance the reporting on and acceptance of deposits, and the use of those funds for such purposes as payments, disbursements, and automated overnight investment. Cash management clients can enroll in remote check deposit capture, lockbox, Automatic Clearing House ("ACH") origination, domestic, international U.S. dollar, and foreign currency wire transfers, "Positive Pay" to reduce check fraud and unauthorized ACH received items, account reconciliation, zero balance target transfers, automated investment sweeps, and commercial card and merchant services programs offered through third parties. Investment sweep services include third party FDIC enhanced money market or third-party non-deposit mutual funds. Management believes that commercial customers benefit from the flexibility of these products, while retaining conservative investment options of high quality and safety. The balances swept daily into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

Product Delivery Channels

In addition to traditional product access channels, various electronic banking capabilities are delivered through the Bank's online website and mobile apps allowing customers to view account activity and images, as well as perform internal and external account transfers, pay bills, place stop payments, make person-to-person payments, and conduct mobile deposits. Digital wallet and mobile card controls provide smart phone users with additional debit card safety features to actively control and monitor their virtual debit card.

Online and mobile banking tools utilize multiple layers of customer authentication commensurate with the risk posed by the varying types of transactions and information available within each tool.

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

Enterprise Wealth Management primarily utilizes an open-architecture approach to client investment management, which seeks to identify and select high performing mutual funds and independent investment management firms on behalf of our clients. The Company partners with investment research and due diligence firms to strengthen strategic development and provide performance monitoring capabilities. These firms perform detailed research and due diligence reviews, provide objective analysis of each independent management firm based on key criteria and maintain ongoing oversight and monitoring of their performance. This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

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

The Enterprise Wealth Management Committee ("EWMC") of the Board is responsible for overseeing that the fiduciary and investment activities of Enterprise Wealth Management and Enterprise Wealth Services are consistent with those powers delegated by the Board and that prudent care and discretion are followed in the management of client assets. EWMC is also responsible for reviewing investment performance of investment advisors, strategic planning initiatives and results, and proposed new products or services, among other responsibilities.

Insurance Services

Enterprise Insurance Services, LLC engages in insurance sales activities through a third-party arrangement with HUB International New England, LLC ("HUB"), a full-service insurance agency with offices throughout New England and a part of HUB International Limited, which operates throughout the United States and Canada. Enterprise Insurance Services provides, through HUB, a full array of commercial insurance products tailored to serve the specific insurance needs of businesses in a range of industries operating in the Company's market area.

Investment Activities

The Company's investment portfolio activities are an integral part of the overall asset-liability management program of the Company. The investment function provides liquidity to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments. In addition to the Bank, the Company holds investment securities in three Massachusetts security corporation subsidiaries, which serves to increase after tax returns in accordance with state tax policy.

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

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates. The Company's cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets and money market mutual fund accounts) and overnight and term federal funds sold ("fed funds") to money center banks. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company.

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

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank of Boston ("FRB") discount window and the Paycheck Protection Program Liquidity Fund (the "PPPLF") created by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and borrowing arrangements with correspondent banks.

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

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth. Ongoing sources of capital include the retention of earnings, less dividends paid, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company's dividend reinvestment and direct stock purchase plan (together, the "DRSPP"). Additional sources of capital for the Company and the Bank have been proceeds from the issuance of the Company's common stock and proceeds from the issuance of subordinated debt. The Company believes its current capital is adequate to support ongoing operations.

The Company is subject to the regulatory capital framework known as the "Basel III Rules" which include risk-based capital ratio requirements. Management believes, as of December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of December 31, 2021, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

See also "Capital Requirements," and "Capital Requirements under Basel III," under the heading "Supervision and Regulation," contained below, for further information regarding the Company's and the Bank's regulatory capital requirements. See Note 12, "Shareholders' Equity," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, below, for further information regarding the Company's shareholder's equity and capital ratios.

Subordinated Debt

The Company has issued subordinated notes as a component of its capital management strategy. As of the balance sheet dates contained in this Form 10-K, the Company's outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes with call features, issued in January 2015 (subsequently redeemed on March 31, 2021) and July 2020, due in 2030. The notes are intended to qualify as Tier 2 capital for regulatory purposes.

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

Human Capital Resources

The Company distinguishes itself through our team and culture, including our strong sense of teamwork, purpose, inclusion, and equity, and through caring for each other, our customers, and our communities. We routinely engage independent third parties to conduct cultural, engagement, and inclusion surveys to assess our engagement and to act, if necessary, to address areas of improvement. Based on the feedback provided by our team members, management believes its team member relations are excellent.

At December 31, 2021, the Company employed 536 full-time equivalent team members. None of the Company's employees are presently represented by a union or covered by a collective bargaining agreement. The Company is committed to diversity, equity and inclusion. As of December 31, 2021, 68% of our team members are women and 20% are self-identified as Black, Indigenous, and persons of color. Of our managerial team members, 64% are women and 13% are self-identified as Black, Indigenous, and persons of color.

For more information about our culture, values, team member engagement, and diversity, equity and inclusion initiatives, please visit our website at enterprisebanking.com.

Company Websites

The Company currently uses outside vendors to design, support, and host its primary internet website: www.enterprisebanking.com, for general banking products and services and Company information. The underlying structure of the websites allows for ongoing maintenance to be performed by third parties, and updates of information to be performed by authorized Company personnel. The information contained on or accessible from our websites does not constitute a part of this Form 10-K and is not incorporated by reference.

The Bank's website provides information on the Company and its products and services. Users have the ability to securely open various deposit accounts, as well as the ability to submit mortgage loan applications and related documentation securely online and, via a link, to access their bank accounts and perform various financial transactions, and via the wealth-management link to access various wealth account reports and statements, and the ability to consolidate all investment accounts (Enterprise or others) on one secure platform.

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

In the Investor Relations section of the Bank's website, under the SEC Filings tab, the Company makes available copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q ("Form 10-Q"), proxy statements and current reports on Form 8-K ("Form 8-K"). Additionally, the site includes current registration statements that the Company has been required or elected to file in connection with the issuance of its shares and other securities. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% or greater shareholders under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC's posting of these reports on its EDGAR system through the SEC's website (www.sec.gov).

Competition

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. National and larger regional banks and financial institutions have a local presence in the Company's market area. These larger institutions have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Within our market area we also compete with government sponsored enterprises that can offer commercial real estate loans on apartments, multifamily and senior housing projects with a variety of competitive terms. Numerous local savings banks, commercial banks, cooperative banks, and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both types of traditionally consumer-orientated institutions now compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, wealth advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet-based banks, non-bank electronic payment and funding channels, and other financial intermediaries. The evolving financial technology industry ("Fintech") also aims to compete with traditional banking services and delivery methods, although the industry offers opportunities for strategic partnerships, it is also a source for direct competition.

The Company faces increasing competition within its marketplace on the pricing and terms of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term full-relationships, rather than competing for individual transactions or easing loan terms.

The Company faces ongoing competition within its marketplace on the pricing and terms of deposit products. The Company actively seeks to increase deposit market share and strengthen its competitive position with an unwavering commitment to providing an enhanced customer experience and through continuous reviews of deposit product offerings, cash management and ancillary services and state-of-the-art secure delivery channels, targeted to businesses, non-profits, professional practice groups, municipalities, and consumers' needs.

Enterprise carefully plans market expansion through active development of new branch locations, identifying markets strategically located to complement existing locations while expanding the Company's geographic market footprint.

The increased use and advances in technology, data analytics and storage, such as online and mobile, and non-bank electronic payment channels, electronic transaction processing, block-chain based assets including digital currency and non-fungible tokens, and cloud-computing and storage, among others are expected to have a significant impact on the future competitive landscape confronting financial service businesses.

In addition, the cost of compliance with new and existing government regulations, changes in tax legislation and the interest-rate environment continue to impact competition and consolidation within the industry in various ways, with some participants better equipped to manage these changes than others based on size, depth of resources, or competitive product positioning, among other factors.

Supervision and Regulation
General

Set forth below is a summary description of the significant elements of the laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to the Company or its principal subsidiary, the Bank, could have a material effect on our business, financial condition or results of operations.

Regulatory Agencies

As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Massachusetts Division of Banks (the "Division") also retains supervisory jurisdiction over the Company.

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

Under the Bank Holding Company Act, and the regulations promulgated by the Federal Reserve Board thereunder, any company must obtain approval of the Federal Reserve Board or, acting under delegated authority, the FRB, prior to acquiring control of the Company or the Bank. Section 2(a)(2) of the Bank Holding Company Act applies a three-prong test for determining whether a company "controls" the Company or the Bank: (i) ownership, control, or the power to vote 25% or more of any class of voting securities of the Company or the Bank, (ii) the ability to control in any manner the election of a majority of the directors of the Company or the Bank, or (iii) the direct or indirect exercise of a controlling influence over management or policies of the Company or the Bank. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5.00% and 24.99% voting ownership. Similarly, a company that controls less than 5% of any class of voting securities of the Company or the Bank is presumed not to control the Company or the Bank.

In January 2020, the Federal Reserve Board adopted a final rule to revise its regulations related to determinations of whether a company with an ownership interest between 5% and 25% of any class of voting securities of another company has the ability to exercise a controlling influence over such company for purposes of the Bank Holding Company Act, which became effective on September 30, 2020. The final rule expands and codifies the presumptions for use in such control determinations according to a tiered methodology using 5%, 10% and 15% as the presumption thresholds. By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the Federal Reserve Board generally views as supporting a facts-and-circumstances determination that one company controls another company. The Federal Reserve Board's final rule applies to questions of control under the Bank Holding Company Act but does not extend to the Change in Bank Control Act of 1978, as amended (the "Change in Bank Control Act").

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

A bank holding company may also elect to become a "financial holding company," by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act of 1977, as amended (the "CRA"), such as being "well-managed" and "well-capitalized," and must have a CRA rating of at least "satisfactory." Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board. The Company believes that the Bank, which is the Company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company. However, the Company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.

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

Imposition of Liability for "Undercapitalized" Subsidiaries

Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan to its regulators. The capital restoration plan will not be accepted by the regulators unless each company having control of the "undercapitalized" institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an "undercapitalized" bank is limited to the lesser of 5% of the institution's assets at the time it became "undercapitalized" or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" "undercapitalized" or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or it may be required to consent to a consolidation or to divest the troubled institution or other affiliates.

    Safety and Soundness

The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest-rate exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

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

The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if such unsafe and unsound activities caused a substantial loss to a depository institution. The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve Board can assess for activities conducted on a knowing and reckless basis if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

Pursuant to federal regulations, banks and bank holding companies must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. For example, bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed "well-capitalized," in which case the affected institution may no longer be deemed "well-capitalized" and may be subject to restrictions on various activities, including a bank's ability to accept or renew brokered deposits.

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

"Tier 2 capital" includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for credit and lease losses.

    Capital Requirements under Basel III

The rules adopted by the regulators implementing the international regulatory capital framework, referred to as the "Basel III Rules," apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. Under the Basel III Rules, a bank holding company must satisfy certain capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments.

The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. An institution will be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Basel III minimum capital ratios with the full capital conservation buffer are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total Risk-Based Capital (total capital to risk weighted assets)	8.00%	2.50%	10.50%
Tier 1 Risk-Based Capital (tier 1 to risk weighted assets)	6.00%	2.50%	8.50%
Tier 1 Leverage Ratio (tier 1 to average assets)(1)	4.00%	N/A	4.00%
Common Equity Tier 1 Risk-Based Capital (CET1 to risk weighted assets)	4.50%	2.50%	7.00%
 __________________________________________
(1)Capital conservation buffer is not applicable to Tier 1 Leverage Ratio.

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

Furthermore, in an effort to support our communities during the COVID-19 pandemic, we participated in the PPP and, as a result, had access to the PPPLF established by the Federal Reserve Board. All qualifying PPP loans are fully guaranteed by the SBA and have no impact on our risk-based capital ratios. The Company had no PPPLF borrowings outstanding or loans pledged to the PPPLF at December 31, 2021.

Management believes that, as of December 31, 2021, the Company met all capital adequacy requirements to which it was subject under Basel III. As of December 31, 2021, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations.

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage Ratio ("CBLR") framework, as required by Section 201 of the EGRRCPA. The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the "well-capitalized" ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

Although the Company and the Bank are qualifying community bank organizations, the Company and the Bank have elected not to opt into the CBLR framework at this time and will continue to follow Basel III capital requirements as described above.

Regulatory Restrictions on Dividends and Stock Redemptions and Repurchases

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
The Federal Reserve Board policy statement and supervisory guidance on the payment of cash dividends by bank holding companies expresses the view that a bank holding company should pay cash dividends only to the extent that (i) the company's net income for the past year is sufficient to cover the cash dividends, (ii) the rate of earnings retention is consistent with the company's capital needs, asset quality, and overall financial condition, and (iii) the minimum regulatory capital adequacy ratios are met. The Federal Reserve Board policy statement also provides that a bank holding company should inform the Federal Reserve Board or the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. Bank holding companies also are required to consult with the Federal Reserve Board or the FRB before materially increasing dividends. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries. The Federal Reserve Board or the FRB could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Bank holding companies must consult with the Federal Reserve Board or the FRB before redeeming any equity or other capital instrument included in tier 1 or tier 2 capital prior to stated maturity, if (x) such redemption could have a material effect on the level or composition of the organization's capital base or (y) as a result of such repurchase, there is a net reduction of the outstanding amount of common stock or preferred stock outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, bank holding companies are unable to repurchase shares equal to 10% or more of their net worth if they would not be "well-capitalized" (as defined by the Federal Reserve Board) after giving effect to such repurchase. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve Board or the FRB before redeeming or repurchasing common stock or other regulatory capital instruments.
Bank Regulation
The Bank is subject to the supervision and regulation of the Division and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department. Federal and Massachusetts laws and regulations that specifically apply to the Bank's business and operations cover, among other matters, the scope of its business, the nature of its investments, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. The Bank is also subject to federal and state laws and regulations that restrict or limit loans or extensions of credit to, or other transactions with, "insiders," including executive officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from, or other transactions with, affiliates, including parent holding companies.
The FDIC and the Division may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. If as a result of an examination, the Division or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Division and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including the following:
•Requiring the Bank to take affirmative action to correct any conditions resulting from any violation or practice;

•Directing the Bank to increase capital and maintain higher specific minimum capital ratios, which may preclude the Bank from being deemed to be "well-capitalized" and restrict its ability to engage in various activities;

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
    Capital Adequacy Requirements
The FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. As noted above, the Basel III Rules require banks to maintain four minimum capital standards: (i) a Tier 1 capital to adjusted total assets ratio, or "leverage capital ratio," of at least 4.0%, (ii) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, (iii) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%, and (iv) a CET1 capital ratio of 4.5%, which are the same minimum capital standards to which the Company is held on a consolidated basis. In addition, the FDIC's prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations in order to be considered "well-capitalized." Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest-rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
Management believes that, as of December 31, 2021, the Bank exceeded its minimum capital requirements and met all capital adequacy requirements to which it was subject under Basel III.

    Prompt Corrective Action
The federal banking agencies define five categories in which an insured depository institution will be placed, based on the level of its capital ratios: "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Insured depository institutions are required to meet the following capital levels in order to qualify as "well-capitalized:" (i) a Total risk-based capital ratio of 10%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a Tier 1 leverage ratio of 5%; and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered "well-capitalized" under the prompt corrective action framework, but not satisfy the full Basel III capital ratios. Generally, a financial institution must be "well-capitalized" before the Federal Reserve Board or the FRB will approve an application by a bank holding company to acquire a bank or merge with a bank holding company. The FDIC applies the same requirement in approving bank merger applications.
The Bank's regulatory capital ratios were in excess of the levels established for "well-capitalized" institutions as of December 31, 2021. As noted above, as of December 31, 2021, management believes the Bank satisfied all capital adequacy requirements under Basel III.

A bank that may otherwise meet the minimum requirements to be classified as "well-capitalized", "adequately capitalized", or "undercapitalized" but may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Under the prompt corrective action regulations, a bank that is deemed to be "undercapitalized" or in a lesser capital category will be required to submit to its primary federal banking regulator a capital restoration plan and to comply with the plan.
The Bank's regulatory capital ratios were in excess of the levels established for "well-capitalized" institutions as of December 31, 2020. As noted above, as of December 31, 2021, management believes the Bank satisfied all capital adequacy requirements under Basel III.
    Branching
Massachusetts law provides that a Massachusetts banking company may be "eligible" to submit a notice to the Division and the FDIC to establish a branch within the Commonwealth. A bank is "eligible" to submit a notice to establish a branch in the Commonwealth if the following conditions are met: (i) the bank has received a "satisfactory" or higher CRA rating at its most recent CRA examination by the Division or federal regulator; (ii) the bank is "adequately capitalized" as defined under the provisions of the Federal Deposit Insurance Act and the FDIC's Capital Adequacy Regulations; and (iii) the bank has not been notified that it is in troubled condition by the Division or any federal regulatory agency. A bank must also make an application to the Division to relocate or close an existing branch. The Division and the FDIC consider several factors when making a decision to approve the notice, including financial condition, capital adequacy, earnings prospects, the needs of the community, and whether competition would be adversely affected.
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
The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. In connection with the Dodd-Frank Act's requirement that insurance assessments be based on assets, in July 2016, the FDIC redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity and revised its deposit insurance assessment rate schedule. Assessments for institutions with assets of less than $10 billion, such as Enterprise Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years. The FDIC is considering, and is expected to adopt, a final rule to apply the CBLR framework to the deposit insurance assessment system.
On September 30, 2018, the DIF reserve ratio reached 1.36%. Because the reserve ratio exceeded the targeted 1.35% set by the Dodd-Frank Act, two deposit assessment changes occurred under FDIC regulations: (i) surcharges on large banks ended, and the last surcharge on large banks was collected on December 28, 2018; and (ii) small banks were awarded assessment credits for the portion of their assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The DIF reserve ratio exceeded 1.38% at both June 30, 2019 and September 30, 2019. The

Bank's assessment credit as calculated by the FDIC was $683 thousand and was fully utilized towards the Bank's September 2019 and a portion of the December 2019 quarterly Deposit Insurance Assessments. As of September 30, 2020, the FDIC announced that the ratio had declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the DIF to the 1.35% ratio within eight years but did not change its assessment schedule. Under the FDIC's restoration plan, FDIC staff will update its projections for the DIF balance and DIF reserve ratio at least semiannually while the restoration plan is in effect. FDIC staff may in the future recommend assessment rate adjustments if deemed necessary.
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
    Restrictions on Dividends and Other Capital Distributions
The Company's ability to pay dividends on its shares depends primarily on dividends it receives from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Bank. Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Any dividend payment that would exceed the total of the Bank's net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. The statutory term "net profits" essentially equates with the accounting term "net income" and is defined under the Massachusetts banking statutes to mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from such total all current operating expenses, actual losses, accrued dividends on any preferred stock and all federal and state taxes. Applicable provisions of the FDIA also prohibit a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become "undercapitalized." If the Bank's capital becomes impaired or the FDIC or Division otherwise determines that the Bank needs more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions to the Company. Consequently, any restrictions, regulatory or otherwise, on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.
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
    Community Reinvestment Act
The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low-and moderate-income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the FDIC and the Division evaluate the record of each financial institution in meeting such credit needs. The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open, relocate or close a branch or facility. Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the ability to request the Bank's CRA Performance Evaluation and other various related documents. The Bank received a rating of "High Satisfactory" by the Division and "Satisfactory" by the FDIC on its most recent CRA examination.
On December 12, 2019, while taking into consideration the evolution of banking, the Office of the Comptroller of the Currency (the "OCC") and the FDIC issued a joint proposal to revamp how the agencies will assess banks' performance under the CRA. Among other changes, the proposal (i) expands the concept of assessment area ("AA") to include geographies outside of a bank's current AAs and in which the bank receives at least 5% of its retail deposits and (ii) introduces a series of objective tests for determining a bank's presumptive CRA rating.
While the OCC adopted a final rule on May 20, 2020, published on June 5, 2020 (the "June 2020 CRA rule"), that was generally consistent with the proposed rule, the FDIC did not join in the June 2020 CRA rule and has indicated it is not ready to adopt a final rule at this time, particularly in light of the ongoing COVID-19 pandemic. Members of Congress and community groups expressed hostility to the June 2020 CRA rule, and raised the possibility of repealing it through legislative action. In light of this, the OCC issued a final rule on December 14, 2021 rescinding the June 2020 CRA rule and replaced it with a rule based on the CRA rules adopted jointly by the federal banking agencies in 1995. The Company and the Bank will continue to monitor these developments.
    Restrictions on Transactions with Affiliates and Loans to Insiders
Transactions between the Bank and its affiliates are subject to the provisions of Section 23A and 23B of the Federal Reserve Act (the "Affiliates Act"), and the Federal Reserve Board's Regulation W, as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank.
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
The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve Board has also issued Regulation W which codifies prior regulations under the Affiliates Act and interpretive guidance with respect to affiliate transactions. In March 2020, the Federal Reserve Board issued to certain banks a temporary waiver of the limitations set forth under Section 23A of the Federal Reserve Act and Regulation W in order to allow such banks to purchase certain assets from affiliated broker-dealers and money market mutual funds. The relief afforded by such waivers generally will expire six months after the date of issuance.
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
    Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2021, the Bank's concentrations of commercial real estate loans fell slightly below the established levels and the Company believes its credit risk administration to be consistent with heightened risk management regulatory guidance.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
On May 24, 2018, the EGRRCPA was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA's provisions—for which banking agencies have now issued certain corresponding guidance documents and/or proposed or final rules—include, among other things: (i) creating a new category of "qualified mortgages" presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act's expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC's brokered-deposit regulations; and (v) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (Tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. For those regulations that have been implemented, most will have little to no impact on the Company. However, the Company may be impacted by future agency rule-making in connection with implementation of the EGRRCPA and it is difficult to anticipate the continued impact this expansive legislation may have on the Company, its customers and the financial industry generally.
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
The "Ability-to-Repay/Qualified Mortgage" rules, which amended TILA's implementing regulation, Regulation Z generally require~~s~~ creditors to make a reasonable, good faith determination of a consumer's ability to repay for certain consumer credit transactions secured by a dwelling and establishes certain protections from liability under this requirement for "qualified mortgages." The EGRRCPA provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the "ability to repay" requirement. To qualify for this treatment, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation among others conditions.

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
Home Mortgage Disclosure Act ("HMDA")
On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rule to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. Institutions originating fewer than 500 dwelling secured closed-end mortgage loans or fewer than 200 dwelling secured open-end lines are exempt from the expanded data collection requirements that went into effect January 1, 2018, and amended October, 2019. The Bank does not receive this reporting relief based on the number of dwelling secured mortgage loans reported annually.
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
In addition, publicly traded companies are required by the SEC to give shareholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Also, certain publicly traded companies are required to disclose the ratio of the compensation of its chief executive officer ("CEO") to the median compensation of its employees.
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
In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred. This rule has an effective date of April 1, 2022 and a compliance date of May 1, 2022.

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

Bank Secrecy Act, and Anti-Money Laundering
Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") and as further amended by the National Defense Authorization Act for Fiscal Year 2021 (the "National Defense Authorization Act"), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain record-keeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.
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
Government and Regulatory Response to the COVID-19 Pandemic
The onset of the COVID-19 pandemic in the United States in certain respects, at least temporarily, impacted Enterprise's operations and risk management and resulted in changes to its safety and soundness regulation. For instance, the federal banking agencies have encouraged banking organizations to work constructively and prudently with borrowers impacted by the COVID-19 pandemic in order to meet the borrowers' financial needs. Guidance published by the Federal Reserve Board encourages banking organizations to consider undertaking a variety of efforts during a major disaster or national emergency such as the COVID-19 pandemic, including: waiving ATM, overdraft, and late fees, as well as early withdrawal penalties on time deposits; increasing ATM daily cash withdrawal limits; easing credit terms for new loans; increasing credit limits for creditworthy customers; offering payment accommodations such as allowing loan customers to defer or skip some payments or extending payment due dates, which would avoid delinquencies and negative credit bureau reporting caused by disaster-related disruptions; and conducting a review of an affected borrower's financial condition in an effort to implement a prudent loan workout arrangement. The federal banking agencies have stated that they will not criticize a banking organization that implements prudent loan workouts for affected customers even if the restructured loans result in adverse classifications or credit risk downgrades. Consistent with the regulators' guidance, Enterprise has and continues to work with its customers during the COVID-19 pandemic to provide them with greater access to their funds, waive certain fees and provide short-term payment deferrals for borrowers impacted by the COVID-19 pandemic and requiring assistance.
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

•The Bank is also typically required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB, however, in response to the COVID-19 pandemic, this requirement has been eliminated until further notice.

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

The Company promotes proactive risk management by all Enterprise employees with clear ownership and accountability. Managers in each line of business have responsibility for identifying, assessing, and managing the risks in their areas. The Risk Management department is responsible for providing guidance, oversight, and input on remediation to business lines to provide reasonable assurance that risk assessments and mitigating controls and procedures are properly designed and functioning within their areas. The Risk Management department also independently monitors operational risk, including information security, third-party risk management, disaster recovery and business continuity planning. In addition, the Internal Audit department, which is independent of management, through reviews and testing, confirms appropriate risk management controls, processes and systems are in place and functioning effectively. The Company also maintains a package of commercial insurance policies with national insurers, which provides for a broad range of insurance coverage for a variety of risk factors, at levels deemed appropriate by management. Insurance policies are reviewed annually, or as circumstances change, by management for necessary updates and adjustments in coverage, in addition to reviews by an independent third party and the Audit Committee of the Board.

The CEO has overall responsibility for risk management and manages strategic and reputational risks. The Chief Risk Officer, who also serves as the Information Security Officer, is responsible for establishing and maintaining oversight of the

Company's enterprise risk management framework and manages operational, legal and compliance risk. The Chief Financial Officer is responsible for managing market, interest rate, liquidity, and capital risk management activities, and evaluating the effectiveness of the design of internal controls over financial reporting. The Credit Director, Chief Commercial Lending and Chief Residential Lending Officers are responsible for managing credit risk. The Chief Information Officer is responsible for technology administration including technology governance, architecture, infrastructure and application support, and the Chief Human Resources Officer is responsible for compensation risk management, adequate staffing levels and training and development. Periodically management reports and risk assessments are provided to the Board or its committees relating to the Bank's risk profile and the adequacy of the risk management program.

Management's response to the ongoing pandemic has been to utilize established business continuity protocols to provide uninterrupted service to our customers and communities. Team leaders were and continue to be in constant communication and continually strategize and implement coordinated efforts to mitigate the risks identified above and below, among others. We have modified our protocols, policies and procedures as circumstances have evolved and as legal and regulatory directives have required. We will continue to monitor the impact of the pandemic, and any current or future variants thereof, on many fronts as the pandemic continues longer than originally expected, and as activities shift towards new and emerging variants, long-term impact on economies, inflation, employment, and business activity.

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems, or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cybersecurity, or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to intensive and ongoing employee training, and employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, information security, third-party management, and disaster recovery and business continuity planning.

•The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software, and network devices as well as third-party hosted and cloud-based solutions. The Company's project management standards are designed to provide risk-based oversight, coordinate and communicate ideas, and to prioritize and manage project implementation in a manner consistent with corporate objectives.

•The Company has implemented layered security approaches for all electronic delivery channels to detect, prevent and respond to rising cybersecurity risks. Management utilizes a combination of third-party information security assessments, key technologies, and ongoing internal and external evaluations to provide a level of protection of non-public personal information, to continually monitor and attempt to safeguard information on its operating systems, in cloud-based solutions, and those of third-party service providers, and to quickly detect attacks. The Company also utilizes firewall technology, multi-factor authentication, complex password construction, and a combination of software and third-party monitoring to detect and prevent intrusion, and cybersecurity threats, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company's information solutions. To minimize debit card losses, the Company works with a third-party provider to establish parameters for allowable transaction activity, monitor transactions, and alert customers of potentially fraudulent activity.

•The Company has a third-party risk management program designed to enable management to determine what risk, if any, a particular vendor and indirect vendors or subcontractors, exposes the Company to, and to rate and mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with third-party service providers and their subcontractors, for both on-premise, cloud based, and third-party hosted technology solutions.

•The Company's Disaster Recovery and Business Continuity Program combined with the Company's Pandemic Plan (the "plans") provide the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company's operations for an extended period, due to circumstances such as: loss of personnel; loss of data and/or loss of facilities under various scenarios, including unintentional, malicious or criminal intentions; or loss of access to, or the physical destruction or damage of facilities, infrastructure or systems; or denial of access to our systems or information by outside parties. The plans, which are reviewed annually, establish responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency, assigns responsibility for restoring services, and sets priorities and timelines by which critical services will be restored. A bank-owned and maintained secondary data center location provides the Company with back-up network processing capabilities if needed.

•The Company has developed an Incident Response Plan to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or ransomware. Additionally, an event that disrupts one of the Bank's service channels, whether from a security incident or not, is also considered an incident requiring a response under this program. These disclosure controls and procedures compel the Company to make appropriate accurate and timely disclosures of material events and incidents to both customers and regulatory authorities. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services, and information. Management will work closely with its cybersecurity insurance provider when investigating and responding to cyber or ransomware attacks.

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

For information regarding capital planning, current capital framework requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2021, see the section within Item 1, "Business," entitled "Capital Resources" and the sections within "Supervision and Regulation" entitled "Capital Requirements" and "Capital Requirements under Basel III" and for the Bank "Capital Adequacy Requirements" of this Form 10-K and also see Note 12, "Shareholders' Equity," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Realization of any of the risks outlined in the following sections, or additional risks and uncertainties that management is not aware of, or may currently deem immaterial, may impair the Company's business in a variety of ways, including, but not limited to, any one or a combination of the following consequences: loss of assets; an interruption in the ability to conduct business and process transactions; loss of customer business; loss of key personnel; additional regulatory scrutiny and potential enforcement actions and/or penalties against the Company or the Bank; limit the payment of dividends; damage the Company's reputation; expose the Company to civil litigation and possible financial liability; result in unanticipated charges against capital; increase operational costs; decrease revenue; restrict funding sources, which could adversely impact the Company's ability to meet cash needs; force the Company to liquidate investments or other assets; limit growth and branch network expansion; close locations or reduce staffing; or limit permissible activities. As a result, the Company's overall business, financial condition, results of operations, capital position, liquidity position, and financial performance could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and shareholders could lose some or all their investment.

The material risks and uncertainties that management believes may affect the Company are outlined below. These risks and uncertainties are not listed in any order of priority and are not necessarily the only ones facing the Company.

RISK MANAGEMENT CONTROLS

Risk Management Controls and Procedures Could Fail or Be Circumvented
Management regularly reviews and updates the Company's internal controls, corporate governance policies, compensation policies, Code of Business Conduct and Ethics and security controls to prevent and detect errors and potential monetary losses, loss of confidential information and data, and loss of physical assets by theft, malicious destruction or damage, fraud, or robbery from both internal and external sources. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. The Company is at risk of ineffective design of internal controls, any circumvention of the Company's internal controls and procedures, whether intentional or unintentional, or failure to comply with regulations related to controls and procedures, or failure to adequately execute controls and procedures, whether by employees, management, directors, or external elements, or any illegal activity conducted by a Bank customer or employee.

COVID-19 PANDEMIC

The ongoing resurgence in reported COVID-19 cases, and any current or future variants thereof, continues to have an impact on our local operating markets and may also have a material adverse impact on our business, financial condition and results of operations, as more specifically discussed below.

Pandemic's Impact on Lending, Credit, Liquidity, and Interest Rate Risks
As local economies reopened during 2021 and businesses continued to ramp up operations, many have experienced severe shortfalls in rehiring adequate staff to operate at previous business levels, as well as increased cost of materials and supply chain disruptions, impacting their business scale and continued financial viability. In addition, the shift to a remote workforce may have long-term implications for how many businesses operate and in turn, their need for leased office space may contract. This threatened financial viability and reduced need for office space could result in a reduction in our loan demand, lower real estate collateral values, which in turn may have an adverse effect on our business and results of operation.

The long-term impact of the pandemic on the credit quality of our loan portfolio may be influenced by a variety of factors including the depth and duration of any economic contraction, labor shortages, inflation and government actions, declines in commercial real estate values, supply chain disruptions, and the extent of financial support by Federal or State governments. We will continue to closely monitor the effect of the ongoing pandemic across all industry sectors in our diversified loan portfolio and its impact on our customers' ability to repay their loans as the results continue to unfold in future quarters. The credit quality of our loans could be further impacted, and additional provisions may be necessary.

The Company’s balance of lower-yielding short-term and overnight investments has increased due to funds received for PPP loan forgiveness and deposit growth. The increase in liquidity has occurred while interest rates have been at historically low levels. The immediate impact of carrying high liquidity as short term and overnight investments is a lowering of net interest margin. Investing these funds in the current low-rate environment could expose the Company to increased interest rate risk. The Federal Reserve Bank has indicated an intention to increase the Fed Funds target rate beginning potentially in March 2022.

Pandemic's Impact on Technology & Information Systems, and Operations Risks
The spread of the pandemic has also caused the Company, like many other businesses, to modify our physical business practices, turning instead to limited physical interaction and to working remotely with a dependence on technology and internet connectivity for many communications. Technology and cybersecurity in customers’ and employees’ homes may be more limited or less reliable than doing business in our offices. These modifications may heighten cybersecurity and information systems risk, including increases in: phishing, malware, ransomware and other cybersecurity attacks; vulnerability to disruptions of our information technology infrastructure, internet, and telecommunications systems for remote operations; unauthorized dissemination of confidential customer information; inability to restore the systems in the event of a systems failure, denial of service attacks, or interruption; security breaches resulting in potential impairment of our ability to perform critical functions; all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted business partners and customers, and damage our reputation.

The physical modifications made in our business practices in response to the pandemic may not be sustainable over extended periods of time. Variants may continue to emerge causing further surges in COVID-19 cases impacting our staffing levels and, branch locations may be unable to open or provide customers with an expected high level of in-person customer service, and business development efforts may be reduced or eliminated leading to a decline in growth, and operational areas may become understaffed, leading to a decrease in transaction processing and operations.

The long-term consequences of the pandemic experienced by our customers and businesses may further exacerbate some of the risks identified through this "Item 1A - Risk Factors."

LENDING

There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in the economic conditions in the market areas in which the Company operates and changes in interest rates. In addition, the Company may be impacted by the following risks associated with its lending activities:

Commercial Lending Generally Involves a Higher Degree of Risk than Retail Residential Mortgage Lending
The Company's loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans. These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans, and typically have larger balances. The underlying commercial real estate values, the lower demand for office and retail space, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy and are dependent on the skills and experience of the business' management team.

The Company May Need to Increase its Allowance for Credit Losses
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, non-performing trends, and reasonable and supportable forecasts, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company's allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments that may differ from those of the Company's management.

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

ECONOMICS & FINANCIAL MARKETS

The Company's financial results are impacted by the general economic conditions of the primary market areas in which the Company operates. Any weakening in general economic conditions in the New England region, long-term deterioration of the regional economy or the local impact from national economic conditions or geopolitical instability could negatively impact the Company’s financial results.

The Company's Investment Portfolio Could Incur Losses or Fair Value Could Deteriorate
There are inherent risks associated with the Company's investment activities. These risks include the impact from changes in interest rates, credit risk related to weakness in real estate values, municipalities, government sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax-exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things. If an investment's value is in an unrealized loss position, the Company is required assess the security to determine if a valuation allowance for the credit exposure of the debt security is necessary, which is recorded as a charge to earnings. These conditions could adversely impact the ultimate collectability of the Company's investments.

If market interest rates rise, the market value of the bond portfolio will decrease, resulting in unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant over the short-term. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity.

The Company is Subject to Interest Rate Risks
The Company's earnings and cash flows are largely dependent upon its net interest income, meaning the difference or spread between interest income earned and interest expense paid. Changes in interest rates could negatively impact the spread and demand for bank products as well as the market value of the fixed income bonds on its balance sheet. Interest rates are highly sensitive to many factors that are beyond the Company's control, including competition, the monetary policy of the Federal Reserve Bank, inflation and deflation, volatility of domestic and global financial and credit markets due to any number of factors including inflation and geopolitical tensions.

A prolonged period of volatile and unstable financial market conditions could increase our funding costs and negatively affect our asset-liability management strategies. Higher volatility in interest rates and spreads to benchmark indices could cause decreases in the fair market values of our investment portfolio, and of assets the Company manages for others and may impair our ability to attract and retain funds from current and prospective customers, which could lower fee income. Fluctuations in interest rates could impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, any of which in turn could have a material adverse effect on our liquidity and ability to fund future growth, our operating results, and financial condition.

The Company is subject to Inflation Risk
Unlike an industrial company, virtually all assets and liabilities of the Company are monetary in nature. As a result, interest rates, which are impacted by inflation, have a more significant impact on the Company's performance than the general level of inflation. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services impacted by inflation.

Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," below in this Form 10-K, for more information on the projected impact of interest rates on the Company’s balance sheet at December 31, 2021. Inflation, which at December 31, 2021, has been reported at the highest level in nearly 40 years, could result in higher interest rates, which expose the Company to interest rate risk. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

There may be Additional Cost Associated with the London Interbank Offer Rate ("LIBOR") Transition
A relatively small portion of the Company's assets and liabilities are indexed to LIBOR and our planning for the transition to the alternative Secured Overnight Financing Rate ("SOFR") indicate that implementation is not expected to have a material impact on the Company's earnings. Publication of the one-week and two-month U.S. Dollar LIBOR stopped December 31, 2021, but publication of the overnight and one, three, six and 12 month USD LIBOR will continue until June 30, 2023.

In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from USD LIBOR. The failure to properly transition away from USD LIBOR may result in increased supervisory scrutiny. In addition, the implementation of USD LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in USD LIBOR and the transition to a replacement SOFR reference.

LIQUIDITY

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has traditionally funded asset growth principally through deposits and borrowings. As a general matter, customer deposits are typically a lower cost source of funds than external wholesale funding (e.g., brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding. If the balance of the Company's customer deposits decrease relative to the Company's overall banking operations, the Company may have to rely more heavily on wholesale funding or other sources of external funding or may have to increase deposit rates to maintain deposit levels in the future.

Sources of External Funding Could Become Restricted and Impact the Company's Liquidity
If, as a result of general economic conditions or other events, sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs in order to raise the necessary funds to support the Company's operations and growth or may be required to sell or restrict operations, or restrict the payment of dividends.

See also “Pandemic's Impact on Lending, Credit, Liquidity and Interest Rate Risks” above, regarding the increase in liquidity due to funds received for PPP loan forgiveness and deposit growth.

INFORMATION & TECHNOLOGY RESOURCES

The use of technology related products, services, delivery channels, access points and processes expose the Company to various risks, particularly operational, privacy, cybersecurity, strategic, reputation and compliance risk. The ongoing move towards more cloud-based and third-party hosted technology solutions may subject the Bank to certain heightened cyber risks. Banks are required by regulatory agencies to prudently manage cyber, third-party, cloud-based and technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring, and controlling technology, information security and cybersecurity risk.

Failure to Keep Pace with Technological Change Could Affect the Company's Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services, and delivery channels. Failure to successfully plan or keep pace with technological changes affecting the banking industry, or failure to adequately train and educate staff and customers on the use and risks of new technologies, or failure to comply adequately with regulatory guidance regarding information and cybersecurity could have a material adverse effect on the Company's business and, in turn, the Company's financial condition and results of operations. In addition, there may be significant time and expenses associated with upgrading and implementing new technology, technology compliance, information security and cybersecurity processes.

Information Systems Could Experience an Interruption, Failure, Breach in Security, or Cyber-Attack
The Company relies heavily on public utilities infrastructures, internal information and operating systems, and cloud-base solutions and storage to conduct its business, and these systems could fail in a variety of ways. In addition, the use of network, cloud-based, or third-party hosted systems expose the Company to the increased sophistication and activity of cyber-criminals, both domestic and international. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of the information resources of the Company. These incidents may be an intentional attack or an unintentional event and could involve blocking the Company from accessing its own systems or remote servers in exchange for a ransom payment, gaining unauthorized access directly to our information systems, or indirectly through our vendors and customers systems or servers, for purposes of misappropriating assets, stealing confidential corporate information or customers' Personally Identifiable Financial Information, corrupting data, denying access or causing operational disruption. The Company's independent third-party service providers or their subcontractors may also have access to customers' personal information and therefore also expose the Company to cybersecurity risk. Additionally, vendors' and customers' home, business or mobile information systems and the servers they rely on, are at risk of fraudulent corporate account takeovers which the Company may not be able to detect. There is no guarantee the Company's counteractions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

The occurrence of any failures or disruptions of infrastructure, or breakdown, breach, failures or interruptions of the Company's information systems, access points, or those hosted by third-party service providers and customers, or in the cloud, or the Company's inability to detect, respond, disclose and correct such occurrence or compromise in a timely manner, could result in an interruption in our ability to conduct transactions for an indeterminable length of time, could expose customers' personal and confidential information to unauthorized parties, increase the risk of fraud or theft, subject the Company to increased operational costs to detect and rectify the situation, damage the Company's reputation and deter customers from using the Company's services, increase the Company insurance cost or the ability to obtain adequate insurance coverage, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability.

OPERATIONS

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors within its market area. Some of these competitors are larger and have more financial resources than the Company; some are not subject to the same degree of government regulation as the Company and thus may have a competitive advantage over the Company. If due to the inability to compete successfully within the Company's target banking markets, the Company encounters difficulties attracting and retaining customers or employees it would have a material adverse effect on the Company's growth and profitability.

The Company May Experience a Prolonged Interruption in its Ability to Conduct Business
The Company relies heavily on its personnel and facilities to conduct its business. A material loss of people or physical damage, destruction, or denial of access to our core operating facilities, for any number of reasons including localized natural disasters, global pandemics, demonstrations/pickets at facilities, or the local impact of geopolitical tensions, could result in prolonged business interruptions impacting customer services and our ability to conduct transactions.

The Company Relies on External Service Providers
The Company relies on independent third-party firms, including indirect vendors utilized by such third parties, to provide critical services necessary to conducting its business. These services include but are not limited to electronic funds delivery networks, check clearing houses, electronic banking services, wealth advisory, management and custodial services, correspondent banking services, information security assessments and technology support services, and loan underwriting and review services, among others. The occurrence of any failures or interruptions of the independent firms' systems or in their delivery of services, or failure to perform in accordance with contracted service level agreements, for any number of reasons could also impact the Company's ability to conduct business and process transactions.

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

Wealth Management Services Expose the Company to Financial, Operational and Legal Risk
The Company's Enterprise Wealth Management and Enterprise Wealth Services channels derive their revenues primarily from investment management fees based on assets under management. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in client investment preferences, investment decisions by us or our third-party service provider partners, and various economic conditions, among other factors. Wealth management and wealth services clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons.

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

The Company's Insurance Coverage May Not be Adequate to Prevent Additional Liabilities or Expenses
The Company works with an independent third-party insurance advisor to obtain insurance policies that provide coverage for a variety of business and cyber risks at coverage levels that compare favorably to bench-marked coverage for loss exposures that are faced by similarly sized financial institutions. However, there are no guarantees that the Company will be able to obtain or maintain comparable or adequate coverage levels in the future. In addition, there is no guarantee that the circumstances of an incident will meet the criteria for insurance coverage under a specific policy, and despite the insurance policies in place the Company may experience a material loss incident or event.

Slower than Expected Growth in New Branches Could Adversely Affect the Company's Profitability
New branches and new products and services require a significant investment of both financial and personnel resources. Lower or slower than expected loan and deposit growth in new branches and/or lower than expected fee or other income generated from new branches could decrease anticipated revenues, increase costs, and reduce net income generated by such investments. Any potential future acquisitions could adversely affect the Company's profitability based on management's ability to successfully complete such acquisition and integration of the acquired businesses and increase the risk of losing key employees and customers. In addition, branch openings, relocations, and closings require the approval of various state and federal regulatory agencies, which may or may not approve the Company's application for a branch. Adding new branches in existing or new market areas could also divert resources from current core operations.

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

REGULATION

The Company is Subject to Extensive Government Regulation and Supervision
The Company and the Bank are subject to a variety of federal and state laws and regulations that are primarily intended to protect consumers in the financial marketplace, provide fair and equal availability of products and services, preserve depositors' funds and the FDIC insurance fund, and to safeguard the banking system as a whole, and not necessarily the interests of shareholders. These regulations, including bank regulatory reform, tax policy and administration, and corporate governance rules, affect the Company's lending practices, capital structure, investment practices, dividend policy, growth, and net income, among other things. Federal and state laws and regulations may not always align in principle or statue, and preemptive federal laws may be more or less restrictive than those of a state. The Company cannot predict what legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. If enacted, such legislation could increase or decrease the cost of doing business, negatively impact consumers' faith in the banking system leading them to seek out non-banking alternatives, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.

ESTIMATES AND ASSUMPTIONS

The Company's Financial Condition and Results of Operation Rely in Part on Management Estimates and Assumptions
In preparing the financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized. These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended. Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates and be adversely affected should the assumptions and estimates used to be incorrect or change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates are the estimates of the allowance for credit losses, impairment review of investment securities and the impairment review of goodwill.

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

REPUTATION & LEGAL

Damage to the Company's Reputation Could Affect the Company's Profitability and Shareholders' Value
The Company is dependent on its reputation within its market area as a trusted and responsible financial company for all aspects of its business with customers, employees, vendors, third-party service providers, and others with whom the Company conducts business or potential future business. Any negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, could harm the Company's reputation.

Environmental, Social and Governance Oversight May Influence Stock Price and Increase Compliance Costs
Investors have begun to consider how corporations are addressing environmental, social and governance matters, commonly known as "ESG matters" when making investment decisions. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change, diversity of a company's board of directors, community involvement and charitable giving, the inclusion of ESG factors in the determination of executive compensation, and other ESG matters, as part of their investment decisions. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine, whether real or perceived, that the Company's ESG actions are not satisfactory. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG related compliance costs could result in increases to our overall operational costs.

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

COMMON STOCK, SHAREHOLDER’S EQUITY, CAPITAL

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

The Company's failure to remain "well-capitalized" for bank regulatory purposes could affect customer confidence, restrict the Company's ability to grow (both assets and branching activity), increase the Company's costs of funds and FDIC insurance expense, prohibit the Company's ability to pay dividends on common shares, and restrict its ability to make acquisitions, among other impacts. Under FDIC rules, if the Bank ceases to be a "well-capitalized" institution, its ability to accept brokered deposits and the interest rates that it pays may be restricted. The Basel III Rules establish, among other rules, a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. An institution will be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Company's Articles of Organization, By-Laws and Shareholders Rights Plan as Well as Certain Banking and Corporate Laws Could Have an Anti-Takeover Effect
Although management believes that certain anti-takeover strategies are in the best interest of the Company and its shareholders, provisions of the Company's articles of organization, by-laws, and shareholders rights plan and certain federal and state banking laws and state corporate laws, including regulatory approval requirements for any acquisition of control of the Company, could make it more difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial to the Company's shareholders. The combination of these provisions is intended to prohibit a non-negotiated merger, or other business combination involving an acquisition of the Company, which, in turn, could adversely affect the market price of the Company's common stock.

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company's directors and executive officers, as a group, beneficially own approximately 17% of the Company's outstanding common stock as of December 31, 2021. Management views this ownership commitment by insiders as an integral component of maintaining the Company's local and community-based ownership. However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company's main office and operational support offices are located in Lowell, Massachusetts. The main Lowell campus consists of four closely situated buildings, three of which are owned, with ample on-site customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2021, the Company had 26 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts, and Southern Hillsborough and Southern Rockingham counties in New Hampshire. A 27th branch to be located in Londonderry, New Hampshire is expected to open in the third quarter of 2022.

To safely service our customers, safety precautions were established at each branch and operational area, including plexiglass barriers, dedicated meeting spaces, capacity limits, advance bookings and pre-screening for in-person meetings and strict cleaning guidelines. Although now back to full-service banking, branches are prepared to quickly re-activate safety steps should future surges of COVID-19, or variants thereof, warrant. The branch locations contain a variety of drive-up teller windows, and/or ATMs, or walk-up service windows. The Company also has several ATMs at remote locations within its primary customer service area.

The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used.

As of December 31, 2021, the Company had 17 active operating real estate leases. See also Note 6, "Leases" to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below for further information regarding the Company's leases and lease obligations.

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

Item 4.Mine Safety Disclosures

Not Applicable.

PART II
Item 5.Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock trades on the NASDAQ Global Market under the trading symbol "EBTC."

As of March 1, 2022, there were 1,240 registered shareholders of the Company's common stock and 12,053,652 shares of the Company's common stock outstanding.

See Note 12, "Shareholders' Equity" to the Company's consolidated financial statements, contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K below, for additional information regarding the Company authorized stock classes, shareholder rights plan, stock incentive plans and dividend reinvestment and direct stock purchase plan.

Dividends

During the year ended December 31, 2021, quarterly dividends of 0.185 per share were paid to the Company's shareholders in March, June, September, and December. Total dividends paid to the Company's shareholders during the year ended December 31, 2021 equaled $0.74 per share compared to total dividends of $0.70 per share paid to the Company's shareholders on a quarterly basis during the year ended December 31, 2020.

On January 18, 2022, the Company announced a quarterly dividend of $0.205 per share, which was paid on March 1, 2022, to shareholders of record as of February 8, 2022.

See the sections within Item 1, "Business," under the heading "Supervision and Regulation" entitled "Regulatory Restrictions on Dividends" and "Restrictions on Dividends and Other Capital Distributions," of this Form 10-K for information on factors that could impact the payment of dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the Company's 2009 Stock Incentive Plan, as amended, and its 2016 Stock Incentive Plan, as amended, which together constitute all the Company's existing equity compensation plans that have been previously approved by the Company's shareholders. The 2009 plan expired in 2019 and is closed for future grants, although awards previously granted under the 2009 plan remain outstanding and may be exercised through 2028.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	186,892	$25.10	507,699
Equity compensation plans not approved by security holders	—	—	—
TOTAL	186,892	$25.10	507,699

See also Note 14, "Stock-Based Compensation" to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below for further information regarding the Company's Equity Compensation Plan.

Repurchases of Common Stock

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2021:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	2,226	$37.54	—	—
November	—	—	—	—
December	—	—	—	—
_______________________________________
(1)     Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting restricted stock (net settlement of shares).

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company's common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index. This graph shows the changes over the five-year period ended on December 31, 2021, in the value of $100 invested in (i) the Company's common stock, (ii) the Standard & Poor's 500 Index, and (iii) the Standard & Poor's U.S. Small Cap Banks Index.

Total Shareholder Return
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Enterprise Bancorp, Inc.
S&P 500 Index
S&P U.S. Small Cap Banks Index

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Enterprise Bancorp, Inc.	$100.00	$92.13	$88.51	$95.23	$73.98	$132.94
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P U.S. Small Cap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09

Item 6. Selected Financial Data

The information previously required by Item 6 of this Annual Report on Form 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendments to modernize, simplify, and enhance financial disclosure requirements of registrants.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data," and the other financial and statistical information contained in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”).

Throughout this management discussion and analysis we have noted certain balances, ratios or other measures of the Company’s performance which exclude the impact of PPP loans, which we expect to be short-term in nature. We refer to any balance, ratio or measure that excludes PPP loans as "core" (non-GAAP). In addition, we refer to any balance, ratio or measure that excludes PPP loans and interest-earning deposits with banks as "adjusted" (non-GAAP). The core and adjusted balances, ratios and measures are supplemental measures that are not required by or are not presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures were derived in order to provide more meaningful comparisons to prior periods as: (1) PPP loans outstanding have been originated within the last 21 months and the majority outstanding are expected to be forgiven by the Small Business Administration (the “SBA”) or repaid during the next several quarters; and (2) growth in customer deposits and PPP loan forgiveness have led to temporarily high liquidity, carried as lower-yielding interest-earning deposits with banks, compared to prior periods. For further discussion regarding the use of these non-GAAP measures, and a reconciliation of GAAP to non-GAAP measures, see the section entitled “Non-GAAP Measures” contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. We caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the impact, duration and severity of the ongoing COVID-19 pandemic ("pandemic"), and any current or future variants thereof, and the Company’s participation in and execution of government programs related to the pandemic;
•failure of risk management controls and procedures;
•the adequacy of the allowance for credit losses;
•risk specific to commercial loans and borrowers;
•changes in the business cycle and downturns in the local, regional, or national economies, including changes in consumer spending and deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for credit losses;
•the uncertain inflationary outlook in the United States and our market areas, and its impact on interest rates, the economy and credit quality;
•deterioration of capital markets, which could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;
•changes in interest rates could negatively impact net interest income;
•increases in interest rates could negatively impact bond market values and result in a lower net book value;
•our ability to successfully manage the interest-rate environment, our credit risk and the level of future non-performing assets and charge-offs;

•potential decreases or growth of assets, deposits, future non-interest expenditures and non-interest income;
•our ability to maintain adequate liquidity and to raise necessary capital to fund our operations or to meet minimum regulatory capital levels;
•material decreases in the amount of deposits we hold, or a failure to grow our deposit base as necessary to help fund our growth and operations;
•changes in market interest rates that affect the pricing of our loans and deposits and our net interest income, as well as the potential discontinuance of London Interbank Offer Rate (“LIBOR”) and the uncertainty around its replacement;
•our ability to keep pace with technological change or difficulties when implementing new technologies;
•technology-related risk, including technological changes and technology service interruptions or failure could adversely impact the Company's operations and increase technology-related expenditures;
•cybersecurity risk including security breaches and identity theft could impact the Company's reputation, increase regulatory oversight, and impact the financial results of the Company;
•increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services;
•our ability to retain and increase our aggregate assets under management;
•our ability to enter new markets successfully and capitalize on growth opportunities, including the receipt of required regulatory approvals;
•damage to our reputation in the markets we serve;
•risks associated with fraudulent, negligent, or other acts by our customers, employees or vendors;
•exposure to legal claims and litigation;
•the inability to raise capital, on terms favorable to us, could cause us to fall below regulatory minimum capital adequacy levels and consequently restrict our business and operations;
•our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting;
•our ability to attract, hire and retain qualified management personnel;
•recent and future changes in laws and regulations that apply to the Company's business and operations, and any additional regulations, or repeals that may be forthcoming as a result thereof, which could cause the Company to incur additional costs and adversely affect the Company's business environment, operations and financial results;
•future regulatory compliance costs, including any increase caused by new regulations imposed by the government;
•changes in tariffs and trade barriers;
•governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of Federal Deposit Insurance Corporation (the “FDIC”) insurance and other coverage;
•changes in accounting and/or auditing standards, policies and practices, as may be adopted or established by the regulatory agencies, FASB, or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; and
•systemic risks associated with the soundness of other financial institutions.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-K, including those discussed in Item 1A, “Risk Factors,” of this Form 10-K. The Company cautions readers that the forward-looking statements in this Form 10-K reflect numerous assumptions that management believes to be reasonable, but which are inherently uncertain and beyond the Company's control. Forward-looking statements involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and readers should not place undue reliance on such forward-looking information and statements. Any forward-looking statements in this Form 10-K are based on information available to the Company as of the date of this Form 10-K, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview
Executive Summary

The Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, including digital evolution, and both new and existing branches. Our 26th branch located in North Andover, Massachusetts was opened on January 4, 2021, and our 27th branch located in Londonderry, New Hampshire is expected to open in the third quarter of 2022. Additionally, the relocations of our Lawrence and Lexington, Massachusetts branches were completed in August 2021 and March 2022, respectively.

Net income for the year ended December 31, 2021, amounted to $42.2 million, or $3.50 per diluted common share, compared to $31.5 million, or $2.64 per diluted common share, for the year ended December 31, 2020. The 34% increase in net income was substantially impacted by an increase in PPP income of $9.0 million from increases in SBA loan forgiveness, a decrease in the provision for credit losses of $10.7 million from improved credit and economic conditions and a decrease in deposit interest expense of $7.7 million from lower interest rates, partially offset by an increase in non-interest expense of $8.9 million to support the Company's growth and strategic initiatives. Net income results for the year ended December 31, 2021 were also impacted by lower tax-equivalent net interest margin ("net interest margin" or "margin") of 3.44%, compared to 3.59% for the year ended December 31, 2020. The lower net interest margin results were significantly impacted by low market rates and higher liquidity balances.

The Company’s financial results for 2021 were also impacted by non-recurring items including a net gain on the sale of OREO of $1.1 million and a loss on termination of interest rate swaps of $1.8 million reported in non-interest income and a loss on the extinguishment of subordinated debt of $713 thousand reported in non-interest expense.

Total assets amounted to $4.45 billion at December 31, 2021, compared to $4.01 billion at December 31, 2020, an increase of $433.5 million, or 11%. The increase related primarily to increases in interest-earning deposits with banks of $189.9 million, or 89%, investments of $375.2 million, or 64% and core loans (non-GAAP) of $218.4 million, or 8%, partially offset by a decrease in PPP loans of $371.6 million, or 84%.

The increased liquidity at December 31, 2021, compared to December 31, 2020, was due primarily to significant customer deposit growth of $504.0 million, or 14%, and funds received for PPP loan forgiveness of $587.0 million. The excess liquidity was partially utilized to fund growth in the Company's investment security portfolio and core loan (non-GAAP) growth as discussed above.

COVID-19 Pandemic

The ongoing pandemic and its effects have impacted the Company’s financial condition and results of operations, as discussed in this Management Discussion & Analysis. Management underscores that the pandemic and any related economic effects may continue to impact the Company's financial condition and results of operations in the coming quarters, particularly from its potential impact on interest rates, the economy, organic growth opportunities and the quality of the loan portfolio.

See also Item 1A. "Risk Factors" for further discussion on the impact on risk a result of the COVID-19 pandemic.

Paycheck Protection Program

The PPP was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and implemented by the SBA in order to provide loans to help businesses keep their workforce employed during the pandemic. PPP loans may be partially or fully forgiven by the SBA if the borrower meets certain conditions. All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding.

The SBA began funding PPP loans in April 2020, with the first forgiveness payments distributed from the SBA beginning in November 2020. The third round of the PPP ended in May 2021. Over the course of the PPP, the Company originated 4,149 PPP loans amounting to $717.2 million with associated deferred SBA processing fees of $26.2 million. As of December 31, 2021, the Company had 396 PPP loans outstanding with a principal balance of $73.9 million and deferred SBA fees of $2.4 million, compared to 2,633 PPP loans with a principal balance of $453.1 million and deferred SBA fees of $10.0 million at December 31, 2020. The Company anticipates the majority of the deferred SBA fees will be recognized as the PPP loans are forgiven by the SBA or paid off over the next several quarters.

Culture and Organic Growth Strategy

The Company's business model is to provide a full range of diversified financial products and services through a highly trained team of knowledgeable banking professionals, who have an in-depth understanding of our markets and a commitment to servicing the financial needs of customers. The Company’s approach is people-centric (customers, shareholders, communities and team members), commercially focused and community rooted, offering robust product and service lines, including commercial and residential lending, cash management, wealth management and trust services and commercial insurance, delivered by a knowledgeable and dedicated team of community bankers through traditional in-person service and multiple digital delivery channels offering 24/7 online and remote banking capabilities. The Company is committed to fostering a culture of diversity, equity and inclusion and to investing in employee training and development.

Management utilizes a disciplined credit management approach, which has served to provide consistent quality asset growth over varying economic cycles. Loan growth initiatives are executed through strong business development and referral efforts, by a seasoned lending team, supported by an experienced commercial credit review function.

The Company has an ongoing commitment to use technology and digitization to continually improve customer experience as well as internal operating efficiency and productivity.

The Company generally looks to develop new branch locations within, and to complement, our existing footprint. New and renovated branches exhibit a modern, open-concept lobby with advanced technology. These branches are supported by our "Relationship Bankers," who are cross trained to fully serve customer needs, and each branch is supported by commercial lenders dedicated to that region.

Non-GAAP Measures

The accompanying consolidated financial statements have been prepared in accordance with GAAP. However, certain financial measures and ratios presented are supplemental measures that are not required by or are not presented in accordance with GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. In addition, the non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies.

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans on total loans and loan interest income:

(Dollars in thousands)	December 31, 2021	December 31, 2020
TOTAL CORE LOANS (non-GAAP)
Total loans	$2,920,684	$3,073,860
Adjustment: PPP loans	(73,885)	(453,084)
Adjustment: Deferred PPP fees	2,383	10,014
Total core loans (non-GAAP)	$2,849,182	$2,630,790

	Year ended
	December 31,
(Dollars in thousands)	2021	2020
CORE LOAN INCOME (non-GAAP)
Loan income	$133,208	$131,091
Adjustment: PPP income	(19,691)	(10,675)
Core loan income (non-GAAP)	$113,517	$120,416

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans and interest-earning deposits with banks on net interest margin:

	Year ended	Year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
ADJUSTED AVERAGE INTEREST-EARNING ASSETS
Total average interest-earning assets	$4,151,239	$3,663,344
Adjustment: Average PPP loans, net	(296,985)	(336,493)
Adjustment: Average interest-earning deposits with banks	(499,097)	(185,994)
Total adjusted average interest-earning assets (non-GAAP)	$3,355,157	$3,140,857

ADJUSTED INTEREST INCOME
Net interest income (tax-equivalent)(1)	$142,973	$131,561
Adjustment: PPP income	(19,691)	(10,675)
Adjustment: Interest on interest-earning deposits with banks	(655)	(262)
Adjusted net interest income (tax-equivalent) (non-GAAP)	$122,627	$120,624

ADJUSTED NET INTEREST MARGIN
Net interest margin (tax-equivalent)	3.44%	3.59%
Adjustment: PPP effect(2)	(0.25)%	0.04%
Adjustment: Interest-earning deposits with banks effect(3)	0.46%	0.21%
Adjusted net interest margin (tax-equivalent) (non-GAAP)	3.65%	3.84%
_________________________________________
(1)Year-to-date results reflect tax-equivalent adjustments as of December 31 of the years presented.
(2)PPP loan adjustments include an elimination of average PPP loans, net of deferred SBA fees, as well as interest income on PPP loans and related SBA fee accretion, included in net interest income.
(3)Interest-earning deposit adjustments include an elimination of average interest-earning deposits with banks, as well as interest income on interest-earning deposits with banks, included in net interest income.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2021 AND 2020

Unless otherwise indicated, the reported results are for the year ended December 31, 2021, with the "same period," the "comparable year" and "prior year" being the year ended December 31, 2020. Average yields are presented on a tax-equivalent basis.

Net Income

Net income for the year ended December 31, 2021, amounted to $42.2 million, an increase of $10.7 million, or 34%, compared to the year ended December 31, 2020. Diluted earnings per share were $3.50 for the year ended December 31, 2021, as compared to $2.64 for the year ended December 31, 2020.

•The increase in net income was attributable largely to an increase in net interest income of $11.4 million, and a decrease in the provision for credit losses of $10.7 million, partially offset by an increase in non-interest expense of $8.9 million.
•Year-to-date non-interest income results, which are reviewed below, increased $860 thousand, or 5% over the prior year period and were impacted by non-recurring items related to a gain on sale of other real estate owned ("OREO") and the early termination of interest rate swaps.

Net Interest Income

Net interest income for the year ended December 31, 2021, amounted to $141.6 million, an increase of $11.4 million, or 9%, compared to the year ended December 31, 2020.

•The increase in net interest income was due largely to an increase in PPP income of $9.0 million and a decrease in deposit interest expense of $7.7 million, partially offset by a decrease in core loan income (non-GAAP) of $6.9 million.
•Net interest income included PPP income of $19.7 million for the year ended December 31, 2021, compared to $10.7 million for the year ended December 31, 2020.

Net Interest Margin
Tax-equivalent net interest margin was 3.44% and 3.59% for the years ended December 31, 2021, and 2020, respectively.

Margin has been negatively impacted by large balances in lower-yielding interest-earning deposits with banks, and to a lesser extent, loan pay-downs, new loan originations, investment purchases and lower interest yields, partially offset by PPP income.

For the years ended December 31, 2021, and 2020:
•Average interest-earning deposits with banks amounted to $499.1 million and $186.0 million.
•Average PPP loan balances, net of deferred SBA fees, amounted to $297.0 million and $336.5 million.
•Adjusted net interest margin (non-GAAP) was 3.65% and 3.84%.

Interest and Dividend Income

For the year ended December 31, 2021, total interest and dividend income amounted to $149.0 million, an increase of $4.2 million, or 3%, compared to the prior year.

•The increase was due largely to average interest-earning asset growth of $487.9 million, or 13%, primarily in investments and core loans (non-GAAP), partially offset by a decline in average yields on interest-earning assets of 37 basis points.
•The decrease in interest-earning asset yields since the prior period was due primarily to a shift in asset mix related to large increases in other interest earning assets and investments securities, which resulted from the significant increase in customer deposits, and are lower yielding than loans and loans held for sale, and to a lesser extent, loan pay-downs, new loan originations, and lower interest yields, partially offset by higher yielding PPP income.

Interest Expense

For the year ended December 31, 2021, total interest expense amounted to $7.5 million, a decrease of $7.2 million, or 49%, compared to the prior year.
•The decrease in interest expense was due primarily to decreases in deposit market rates during the year ended December 31, 2021. The average cost of funding, including the impact of non-interest deposit accounts, decreased 23 basis points. The average cost of interest-bearing checking, saving and money market accounts decreased 26 basis points and the average cost of CDs decreased 90 basis points.
•Partially offsetting the decrease in interest expense was an increase of $247.6 million in the average balances of interest-bearing deposits.
•Non-interest deposit accounts are an important component of the Company's core funding strategy. During the year ended December 31, 2021, the average balance of non-interest checking deposits increased $220.7 million, or 20%, as compared to the prior year. This non-interest-bearing funding source represented 35% of total average deposit balances for the year ended December 31, 2021, compared to 33% for the year ended December 31, 2020.

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

	December 31,
	2021 vs 2020
		Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$2,091	$(509)	$2,600
Investment securities (tax-equivalent)	1,811	4,889	(3,078)
Other interest-earning assets(1)	280	453	(173)
Total interest-earning assets (tax-equivalent)	4,182	4,833	(651)

Interest expense
Interest checking, savings, and money market	(4,750)	916	(5,666)
CDs	(2,929)	(779)	(2,150)
Brokered deposits	2	(31)	33
Borrowed funds	(546)	(345)	(201)
Subordinated debt	994	1,065	(71)
Total interest-bearing funding	(7,229)	826	(8,055)
Change in net interest income (tax-equivalent)	$11,411	$4,007	$7,404
_________________________________________
(1)    Income on other interest-earning assets includes interest on deposits, and fed funds sold, and dividends on FHLB stock.

The table on the following page presents the Company's average balance sheet, net interest income and average rates for the years ended December 31, 2021, 2020 and 2019:

	Average Balances, Interest and Average Yields
	Year ended December 31, 2021			Year ended December 31, 2020			Year ended December 31, 2019
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield (1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax-equivalent)	$2,969,777	$133,696	4.50%	$2,986,001	$131,604	4.41%	$2,432,195	$122,635	5.04%
Investment securities(3) (tax-equivalent)	680,261	16,072	2.36%	488,139	14,261	2.92%	462,017	14,160	3.06%
Other interest-earning assets(4)	501,201	682	0.14%	189,204	402	0.21%	80,740	1,891	2.34%
Total interest-earning assets (tax-equivalent)	4,151,239	150,450	3.62%	3,663,344	146,267	3.99%	2,974,952	138,686	4.66%
Other assets	169,315			158,928			138,205
Total assets	$4,320,554			$3,822,272			$3,113,157

Liabilities and shareholders' equity:
Interest checking, savings and money market	$2,249,023	1,558	0.07%	$1,930,628	6,308	0.33%	$1,659,414	13,650	0.82%
CDs	224,627	1,700	0.76%	279,467	4,629	1.66%	300,810	6,000	1.99%
Brokered deposits	45,617	664	1.46%	47,743	662	1.39%	15,466	291	1.88%
Borrowed funds	7,632	60	0.79%	40,479	606	1.50%	15,940	385	2.42%
Subordinated debt(5)	62,546	3,495	5.59%	43,510	2,501	5.75%	14,866	925	6.22%
Total interest-bearing funding	2,589,445	7,477	0.29%	2,341,827	14,706	0.63%	2,006,496	21,251	1.06%
Non-interest checking	1,341,633	—		1,120,916	—		790,915	—
Total deposits, borrowed funds and subordinated debt	3,931,079	7,477	0.19%	3,462,743	14,706	0.42%	2,797,411	21,251	0.76%
Other liabilities	51,912			43,383			37,913
Total liabilities	3,982,991			3,506,126			2,835,324
Shareholders' equity	337,563			316,146			277,833
Total liabilities and shareholders' equity	$4,320,554			$3,822,272			$3,113,157

Net interest-rate spread (tax-equivalent)			3.33%			3.36%			3.60%
Net interest income (tax-equivalent)		142,973			131,561			117,435
Net interest margin (tax-equivalent)			3.44%			3.59%			3.95%
Less tax-equivalent adjustment		1,417			1,427			1,578
Net interest income		$141,556			$130,134			$115,857
Net interest margin			3.41%			3.55%			3.89%
 _______________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal corporate income tax rate of 21% in the years ended 2021, 2020 and 2019, based on tax-equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investment balances are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits with banks, fed funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses

The provision for credit losses for the year ended December 31, 2021, amounted to $1.8 million, a decrease of $10.7 million, compared to the year ended December 31, 2020.

•The provision for the year ended December 31, 2021, resulted primarily from core loan growth (non-GAAP) and an increase in reserves for unfunded commitments (included in other liabilities), partially offset by a reduction in credit loss reserve factors and declines in reserves for individually evaluated loans.
•The provision for the year ended December 31, 2020, reflected increases in reserves related primarily to the estimated impact of the COVID-19 pandemic on the credit quality of the loan portfolio and increases in reserves for individually evaluated loans.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL for loans see "Credit Risk," and "ACL for Loans" included in the section titled "Financial Condition," contained in this Item 7 of this Form 10-K above, for further information regarding the provision for credit losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2021, amounted to $18.1 million, an increase of $860 thousand, or 5%, compared to the respective prior year periods.

The following table sets forth the components of non-interest income and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	Change	% Change
Wealth management fees	$6,787	$5,815	$972	17%
Deposit and interchange fees	6,971	6,426	545	8%
Income on bank-owned life insurance, net	821	587	234	40%
Net gains on sales of debt securities	128	227	(99)	(44)%
Net gains on sales of loans	833	1,409	(576)	(41)%
Net gain on sale of OREO	1,126	—	1,126	100%
Loss on termination of swaps	(1,847)	—	(1,847)	100%
Other income	3,288	2,783	505	18%
Total non-interest income	$18,107	$17,247	$860	5%

The primary components of the increase of non-interest income during the year ended December 31, 2021, are as follows:

•Wealth management fees increased $972 thousand due primarily to asset growth from net new business and market value appreciation.
•Deposit and interchange fees increased $545 thousand due primarily to higher deposit account activity and increased consumer debit card spending resulting in higher interchange activity.
•The Company recognized a gain on sale of OREO of $1.1 million from the sale of an OREO property in October 2021.
•Equity securities market value gains increased $290 thousand and are included in other income.
•The increase of non-interest income during the period was partially offset by a $1.8 million loss on the early termination of $75.0 million in interest-rate swaps, realized in the third quarter of 2021; and
•Decreases in net gains on sales of loans of $576 thousand, resulting largely from lower origination volume and the Company holding more residential loan production in the loan portfolio.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2021, amounted to $102.1 million, an increase of $8.9 million, or 10%, compared to the prior year.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020	Change	% Change
Salaries and employee benefits	$66,633	$61,580	$5,053	8%
Occupancy and equipment expenses	9,650	8,546	1,104	13%
Technology and telecommunications expenses	10,574	9,197	1,377	15%
Advertising and public relations expenses	2,373	2,151	222	10%
Audit, legal and other professional fees	2,347	2,273	74	3%
Deposit insurance premiums	1,910	2,124	(214)	(10)%
Supplies and postage expenses	819	898	(79)	(9)%
Loss on extinguishment of subordinated debt	713	—	713	100%
Other operating expenses	7,116	6,485	631	10%
Total non-interest expense	$102,135	$93,254	$8,881	10%

The primary components of the increase of non-interest expense during the year ended December 31, 2021, are as follows:

•Salaries and employee benefits increased $5.1 million due primarily to an increase of $3.2 million related to performance-based accruals. Excluding this increase, non-interest expense for the year increased 6% over prior year.
•Occupancy and equipment increased $1.1 million due primarily to the higher costs from two branch relocations and one branch opening.
•Technology and telecommunications increased $1.4 million due primarily to higher infrastructure costs and expenses associated with the Company's multi–year digital evolution strategy to enhance operating efficiency and customer experience.
•The Company also realized a loss on the extinguishment of subordinated debt of $713 thousand from the early redemption of the Company’s $15.0 million in subordinated notes issued in January 2015 (the “January 2015 Notes”) on March 31, 2021. The loss on the extinguishment of the January 2015 Notes consisted of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

Income Tax Expense

The effective tax rate was 24.4% for the years ended December 31, 2021, and 2020. Refer to Note 15, "Income Taxes," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, for additional information about the Company's tax positions.

Results of Operations Comparison of Years Ended December 31, 2020 and 2019

For a comparison of the results of operations for the years ended December 31, 2020 and 2019, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with SEC on March 10, 2020.

Financial Condition

Total assets increased $433.5 million, or 11%, since December 31, 2020, to $4.45 billion at December 31, 2021. The balance sheet composition and changes since December 31, 2020, are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents increased $182.8 million, or 72%, since December 31, 2020. As of December 31, 2021, cash and cash equivalents amounted to 10% of total assets compared to 6% of total assets at December 31, 2020.

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

Investments

At December 31, 2021, the fair value of the investment portfolio amounted to $958.2 million, an increase of $375.2 million, or 64%, since December 31, 2020. The increase resulted primarily from debt security purchases of $211.4 million and $173.3 million during the third and fourth quarters of 2021, respectively. As of December 31, 2021, the investment portfolio represented 22% of total assets as compared to 15% of total assets at December 31, 2020 and was primarily comprised of debt securities, with a small portion of the investment portfolio invested in equity securities. At both December 31, 2021, and 2020, all investments were carried at fair value and debt securities were classified as available-for-sale.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$—	—%	$—	—%	$1,004	0.2%
U.S. treasury securities	62,166	6.5%	—	—%	—	—%
Residential federal agency MBS(1)	406,195	42.5%	215,975	37.1%	192,658	38.2%
Commercial federal agency MBS(1)	103,412	10.8%	110,194	18.9%	114,635	22.7%
Taxable municipal securities	275,850	28.8%	144,407	24.8%	81,687	16.2%
Tax-exempt municipal securities	92,672	9.7%	95,451	16.4%	100,038	19.8%
Corporate bonds	9,000	0.9%	11,276	1.9%	14,311	2.8%
Subordinated corporate bonds	7,135	0.8%	5,000	0.9%	—	—%
CDs	—	—%	—	—%	455	0.1%
Total debt securities	$956,430	100.0%	$582,303	100.0%	$504,788	100.0%
_____________________________________________
(1)    These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly owned government entity.

During the years ended December 31, 2021, and 2020, the Company purchased debt securities totaling $491.2 million and $144.5 million, respectively. The Company also had principal pay downs, calls and maturities totaling $87.3 million during the year ended December 31, 2021, compared to $77.5 million during the year ended December 31, 2020.

We continuously monitor and evaluate our debt securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current rate environment, prepayment risk, and credit quality. The overall mix of debt securities at December 31, 2021 compared to December 31, 2020 remains relatively unchanged and the portfolio was well positioned to provide a stable source of cash flow. At December 31, 2021, the portfolio consisted primarily of 60% in U.S. Government or U.S. Federal Agency bonds and 39% in taxable and tax-exempt municipal bonds. The effective duration of our debt securities portfolio at December 31, 2021 was approximately 4.9 years compared to 4.4 and 3.8 years at December 31, 2020 and 2019.

Net unrealized gains on the debt securities portfolio amounted to $5.9 million at December 31, 2021, compared to net unrealized gains of $31.1 million at December 31, 2020.

During the year ended December 31, 2021, the Company realized net gains of $128 thousand on sales of debt securities with an amortized cost of approximately $2.9 million. For the year ended December 31, 2020, the Company realized net gains of $227 thousand on sales of debt securities with an amortized cost of approximately $5.7 million.

The contractual maturity distribution as of December 31, 2021, of the debt securities portfolio with the weighted average tax-equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
U.S. treasury securities	$—	—%	$55,853	0.68%	$6,997	1.01%	$—	—%
Residential federal agency MBS	—	—%	—	—%	3,094	2.83%	409,808	1.52%
Commercial federal agency MBS	9,981	1.86%	76,456	2.97%	13,244	2.50%	—	—%
Taxable municipal securities	—	—%	24,547	3.16%	199,340	2.23%	48,620	2.23%
Tax-exempt municipal securities	1,316	4.64%	27,740	3.09%	40,251	3.26%	17,717	3.23%
Corporate bonds	2,101	2.60%	5,030	3.42%	1,428	3.61%	—	—%
Subordinated corporate bonds	—	—%	—	—%	7,000	3.77%	—	—%
Total debt securities	$13,398	2.25%	$189,626	2.35%	$271,354	2.42%	$476,145	1.66%

Total debt securities at fair value	$13,478		$195,778		$276,528		$470,646

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $181.1 million, which can be redeemed by the issuer prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

Loans

This discussion should be read in conjunction with the material presented in Item 1, "Business," under the heading "Lending Products" of this Form 10-K.

Total loans represented 66% of total assets at December 31, 2021, and 77% of total assets at December 31, 2020. Total loans decreased $153.2 million, or 5%, for the year ended December 31, 2021, compared to December 31, 2020, due primarily to PPP loan forgiveness payments received from the SBA during the period. Total core loans (non-GAAP) increased $218.4 million, or 8% since December 31, 2020. The mix of loans within the portfolio remained relatively unchanged with the commercial loan portfolio comprising approximately 88% of total loans at December 31, 2021, compared to 89% at December 31, 2020.

At December 31, 2021, within the commercial loan portfolio there has been a slight shift as commercial and industrial loans declined 5% while commercial real estate increased 14%, and commercial construction increased 10%, compared to the respective December 31, 2020 balances.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans:

	December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,680,792	57.5%	$1,476,236	48.0%	$1,392,298	54.3%
Commercial and industrial	412,070	14.1%	435,548	14.2%	501,247	19.5%
Commercial construction	410,443	14.1%	371,856	12.1%	315,996	12.3%
SBA PPP	71,502	2.4%	443,070	14.4%	—	—%
Total commercial loans	2,574,807	88.1%	2,726,710	88.7%	2,209,541	86.1%
Residential mortgages	256,940	8.8%	252,995	8.2%	247,386	9.7%
Home equity	80,467	2.8%	85,178	2.8%	98,484	3.8%
Consumer	8,470	0.3%	8,977	0.3%	10,048	0.4%
Total retail loans	345,877	11.9%	347,150	11.3%	355,918	13.9%
Total loans	2,920,684	100.0%	3,073,860	100.0%	2,565,459	100.0%
Allowance for credit losses	(47,704)		(44,565)		(33,614)
Net loans	$2,872,980		$3,029,295		$2,531,845

As of December 31, 2021, commercial real estate loans increased $204.6 million, or 14%, compared to December 31, 2020. The majority of the commercial real estate portfolio growth during 2021 was concentrated in the 4th quarter of the year which resulted from strong business development efforts and an improving business environment during the second half of 2021.

Commercial and industrial loan balances, decreased $23.5 million, or 5%, as of December 31, 2021, compared to December 31, 2020. The decrease reflects a decline in line utilization on revolving lines as business customers made use of alternative government sponsored funding sources and declines in business activity as a result of the pandemic, as well as general pay downs, maturities and reduction in originations.

Commercial construction loans increased by $38.6 million, or 10%, as of December 31, 2021, compared to December 31, 2020. In many cases, these loans move into the permanent commercial real estate portfolio when the construction phase is completed.

During the year ended December 31, 2021, the Company received $587.0 million of forgiveness payments on PPP loans from the SBA, compared to $46.6 million during the year ended December 31, 2020.

Total retail loan balances remained relatively unchanged as of December 31, 2021, compared to December 31, 2020. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

For the year ended December 31, 2021, the Company originated $29.1 million of residential mortgage loans for sale in the secondary market, receiving gains on loan sales of $833 thousand, compared to originations of $59.6 million and gains of $1.4 million for the year ended December 31, 2020. Residential loans originated and retained within the portfolio amounted to $84.6 million and $73.2 million for the years ended December 31, 2021, and December 31, 2020, respectively.

At December 31, 2021, commercial loan balances participated out to various banks amounted to $66.7 million, compared to $65.3 million at December 31, 2020. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $62.6 million and $77.1 million at December 31, 2021, and 2020, respectively.

See also Note 3, "Loans," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for information on related party loans, loans serviced for others and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company's portfolio at December 31, 2021. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction	SBA PPP (3)
Amounts due(1):
One year or less, and demand notes	$111,738	$188,717	$115,680	$4,594
After one year through five years	270,648	110,388	133,864	66,908
Beyond five years	1,298,406	112,965	160,899	—
	$1,680,792	$412,070	$410,443	$71,502

Interest rate terms on amounts due after one year:
Fixed	$107,673	$108,065	$14,091	$66,908
Adjustable(2)	$1,461,381	$115,288	$280,672	$—
_________________________________________
(1)    Scheduled contractual maturities may not reflect the actual maturities of loans. The average maturity of loans may be shorter than their contractual terms principally due to prepayments and demand features.
(2)    Adjustable-rate loans may have fixed initial periods before periodic rate adjustments begin.
(3)    PPP loan maturities are two or five years; however, the majority of SBA forgiveness is expected within one year.

Credit Risk

Non-performing assets are comprised of non-accrual loans (loans contractually past due, with respect to interest or principal, by 90 days, or where reasonable doubt exists as to the full and timely collection of interest or principal), and OREO. The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for credit losses. The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers. Despite prudent loan underwriting, adverse changes within the Company's market area, or deterioration in local, regional, or national economic conditions, could negatively impact the Company's level of non-performing assets in the future.

Management has been proactive with customers since the onset of the pandemic and granted short term payment deferrals to those requesting financial assistance due to the impact of the pandemic. The Company has accounted for these deferrals in accordance with Section 4013 of the CARES Act which provided financial institutions the option to suspend TDR accounting under GAAP in certain circumstances. As of December 31, 2020, short-term payment deferrals due to the COVID-19 pandemic were outstanding on 47 loans amounting to $46.7 million, or 1.5% of total loans. As of December 31, 2021, these payment deferrals were outstanding on 3 loans amounting to $5.5 million, or 0.2% of total loans. As of December 31, 2021, the majority of the deferral notes had returned to their original payment terms, continue to accrue interest in accordance with those terms and were not reported as TDRs.

See item (g) "Loans" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company's loan accounting policies and Credit Risk monitoring.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020	2019
Non-accrual loan summary:
Commercial real estate	$22,870	$29,680	$8,280
Commercial and industrial	1,542	4,574	3,285
Commercial construction	1,045	2,999	1,735
SBA paycheck protection program	—	—	—
Residential mortgages	794	414	411
Home equity	246	381	1,040
Consumer	25	2	20
Total non-accrual loans	26,522	38,050	14,771
OREO	—	—	—
Total non-performing assets	$26,522	$38,050	$14,771

Total Loans	$2,920,684	$3,073,860	$2,565,459
Accruing TDR loans not included above	$8,556	$10,268	$17,103
Delinquent loans 60-89 days past due and still accruing	$38	$316	$7,776
Loans 60-89 days past due and still accruing to total loans	—%	0.01%	0.30%
Adversely classified loans to total loans	2.09%	1.79%	1.45%
Non-performing loans to total loans	0.91%	1.24%	0.58%
Non-performing assets to total assets	0.60%	0.95%	0.46%
Allowance for credit losses for loans	$47,704	$44,565	$33,614
Allowance for credit losses for loans to non-performing loans	179.87%	117.12%	227.57%
Allowance for credit losses for loans to total loans	1.63%	1.45%	1.31%

The decrease in non-performing assets was due to principal pay-downs and credit upgrades, as well as the partial charge-off of two commercial relationships, partially offset by additional credit downgrades and loan advances. One of the charge-offs related to a commercial office building that was reclassified to OREO in April 2021 and subsequently sold in October 2021. The property sold was the Company’s only OREO asset during the years ended December 31, 2021, and 2020.

At December 31, 2021, and December 31, 2020, the Company had adversely classified loans (loans carrying "special mention," "substandard," "doubtful" or "loss" classifications) amounting to $61.0 million and $75.3 million, respectively. Adversely classified loans above that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans, amounted to $34.5 million at December 31, 2021, and $37.4 million at December 31, 2020. The remaining balance of adversely classified loans were also on non-accrual and amounted to $26.5 million and $37.9 million at December 31, 2021, and December 31, 2020, respectively. The decrease in adversely classified, non-performing loans at December 31, 2021, was due primarily to the decrease in non-accruing commercial relationships discussed above.

Total individually evaluated collateral dependent loans amounted to $34.6 million and $48.3 million at December 31, 2021, and December 31, 2020, respectively. Total accruing collateral dependent loans amounted to $8.4 million and $10.3 million at December 31, 2021, and December 31, 2020, respectively, while non-accrual collateral dependent loans amounted to $26.2 million and $38.0 million as of December 31, 2021, and December 31, 2020, respectively.

In management's opinion, the majority of collateral dependent loan balances at December 31, 2021, and 2020 were supported by the net realizable value of the underlying collateral. Based on management's collateral assessment at December 31, 2021, collateral dependent loans totaling $18.4 million required no specific reserves while collateral dependent loans totaling $16.2 million required specific reserve reserves of $1.0 million. At December 31, 2020, collateral dependent loans totaling $23.4 million required no specific reserves while collateral dependent loans totaling $24.9 million required specific reserve reserves of $6.2 million. The decrease in specific reserves since December 31, 2020, was due primarily to the partial charge-off of two commercial relationships noted above. Management closely monitors all individually evaluated relationships for their individual business circumstances, credit metrics, or underlying collateral value deterioration to determine if additional reserves are necessary.

Total TDR loans as of December 31, 2021 and December 31, 2020 were $16.4 million and $17.7 million, respectively. TDR loans on accrual status amounted to $8.6 million and $10.3 million at December 31, 2021 and December 31, 2020, respectively. TDR loans included in non-accrual loans amounted to $7.8 million and $7.5 million at December 31, 2021 and December 31, 2020, respectively. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

ACL for Loans

In the first quarter of 2021, the Company adopted the Financial Accounting Standards Board's guidance related to measuring credit losses, including the current expected credit losses ("CECL") methodology for estimating the allowance for credit losses ("ACL"). The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate.

The adoption of CECL resulted in the Company recording a net cumulative-effect adjustment, effective January 1, 2021, that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the reserve for unfunded commitments (included in other liabilities) increased by $2.4 million.

See also Note 4, "ACL for Loans," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, for further information regarding credit quality and the allowance for credit losses and the Company's methodology under CECL.

While management uses available information and judgement to estimate credit losses on loans, future additions to the ACL for loans may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the ACL for loans based on judgments different from those of management.

The following table sets forth the allocation of the Company's allowance for credit losses among the categories of loans, the percentage of allowance allocated by category of loans to the total allowance for credit losses, and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

	December 31,
	2021			2020			2019
(Dollars in thousands)	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans
Commercial real estate	$31,847	66.7%	57.5%	$26,755	60.0%	48.0%	$18,338	54.5%	54.3%
Commercial and industrial	9,574	20.1%	14.1%	9,516	21.4%	14.2%	9,129	27.2%	19.5%
Commercial construction	4,090	8.6%	14.1%	6,129	13.8%	12.1%	4,149	12.3%	12.3%
SBA PPP	—	—%	2.4%	—	—%	14.4%	—	—%	—%
Residential mortgages	1,405	2.9%	8.8%	1,530	3.4%	8.2%	1,195	3.6%	9.7%
Home equity	465	1.0%	2.8%	467	1.0%	2.8%	536	1.6%	3.8%
Consumer	323	0.7%	0.3%	168	0.4%	0.3%	267	0.8%	0.4%
Total	$47,704	100.0%	100.0%	$44,565	100.0%	100.0%	$33,614	100.0%	100.0%

Management believes the PPP portfolio to be of minimal credit risk, the average loan size was approximately $187 thousand, and Management expects that, based on its due diligence at origination and in the forgiveness application process, the majority of balances will be forgiven, with any remaining balance fully guaranteed by the SBA.

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Beginning balance	$44,565	$33,614	$33,849	$32,915	$31,342

Day one CECL adjustment	6,560	—	—	—	—
Provision charged to operations	543	12,499	1,180	2,250	1,430
Recoveries on charged-off loans:
Commercial real estate	39	—	—	51	193
Commercial and industrial	139	265	734	278	550
Commercial construction	105	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	71	45	9	55	4
Consumer	9	36	35	47	8
Total recovered	$363	$346	$778	$431	$755
Charged-off loans:
Commercial real estate	1,825	—	—	—	178
Commercial and industrial	2,477	561	2,069	1,593	348
Commercial construction	—	1,300	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	25	33	124	154	86
Total charged-off	$4,327	$1,894	$2,193	$1,747	$612

Net loans charged-off (recovered)	$3,964	$1,548	$1,415	$1,316	$(143)

Ending balance	$47,704	$44,565	$33,614	$33,849	$32,915

Average loans outstanding	$2,969,371	$2,984,100	$2,430,912	$2,303,708	$2,130,048
Net charge-offs (recoveries) to average loans	0.13%	0.05%	0.06%	0.06%	(0.01)%

Recoveries to charge-offs	8.39%	18.27%	35.48%	24.67%	123.37%
Net loans charged-off (recovered) to allowance	8.31%	3.47%	4.21%	3.89%	(0.43)%
Reserve for unfunded commitments

The reserve for unfunded commitments is classified within "Other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

The Company’s reserve for unfunded commitments amounted to $3.7 million as of December 31, 2021 and $2.5 million at January 1, 2021. The provision for unfunded commitments amounted to $1.2 million for the year ended December 31, 2021. The increase at December 31, 2021, compared to January 1, 2021, resulted from growth, primarily in unadvanced construction loan balances, partially offset by lower reserve factors.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of December 31, 2021.

Deposits

Total deposits amounted to $3.98 billion as of December 31, 2021, an increase of $429.0 million, or 12%, compared to December 31, 2020. Total deposits as a percentage of total assets were 89% at December 31, 2021, and 88% at December 31, 2020.

The following table sets forth the deposit balances by certain categories as of the dates indicated and the percentage of each category to total deposits:

	December 31, 2021		December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest checking	$1,364,258	34.3%	$1,164,908	32.8%	$794,583	28.5%
Interest-bearing checking	743,587	18.7%	599,630	16.9%	467,988	16.8%
Total checking	2,107,845	53.0%	1,764,538	49.7%	1,262,571	45.3%
Savings	310,244	7.8%	256,347	7.2%	203,236	7.3%
Money markets	1,355,701	34.0%	1,210,414	34.1%	1,009,972	36.2%
Total savings/money markets	1,665,945	41.8%	1,466,761	41.3%	1,213,208	43.5%
CDs	206,449	5.2%	244,969	6.9%	310,951	11.2%
Total customer deposits	3,980,239	100.0%	3,476,268	97.9%	2,786,730	100.0%

Brokered deposits(1)	—	—%	74,995	2.1%	—	—%
Total deposits	$3,980,239	100.0%	$3,551,263	100.0%	$2,786,730	100.0%
__________________________________
(1)     Brokered deposits which are individually $250,000 and under.

As of December 31, 2021, customer deposits amounted to $3.98 billion, an increase of $504.0 million, or 14%, since December 31, 2020, and $1.2 billion, or 43%, since December 31, 2019. Since December 31, 2020, the largest growth occurred in checking accounts and to a lesser extent money market accounts. Management believes the deposit growth since December 31, 2020, was due in large part to customers depositing funds received from PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic and low interest rates.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks, with an equal and reciprocal balance deposited to the Company through the network. The Company’s total customer deposit balances reflect the reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $546.7 million, $508.4 million, and $419.7 million at December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Savings accounts are not eligible for this program.

Management may, from time to time, utilize brokered deposits as a cost-effective wholesale funding source to support continued loan growth. Brokered deposits may be comprised of non-reciprocal insured overnight deposits and term funding gathered from nationwide bank networks or term deposits from large money center banks. At December 31, 2021, and December 31, 2019, the Company had no brokered deposits outstanding, compared to $75.0 million at December 31, 2020.

The following table shows the scheduled maturities of CDs greater than $250,000:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Due in three months or less	$15,943	$19,482
Due in greater than three months through six months	11,137	14,959
Due in greater than six months through twelve months	12,476	20,118
Due in greater than twelve months	12,490	13,515
Total CDs	$52,046	$68,074

The table below sets forth a comparison of the Company's average deposits, and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits. The annualized average rate on total deposits reflects both interest-bearing and non-interest-bearing deposits.

	Year ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Average Rate	% of Total	Average Balance	Average Rate	% of Total	Average Balance	Average Rate	% of Total
Non-interest checking	$1,341,633	—%	34.7%	$1,120,916	—%	33.2%	$790,915	—%	28.6%

Interest checking	651,985	0.03%	16.9%	520,836	0.14%	15.4%	434,074	0.38%	15.7%
Savings	293,868	0.04%	7.6%	236,549	0.08%	7.0%	204,977	0.18%	7.4%
Money market	1,303,170	0.09%	33.8%	1,173,243	0.46%	34.7%	1,020,363	1.14%	36.9%
Total interest-bearing non-term deposits	2,249,023	0.07%	58.3%	1,930,628	0.33%	57.1%	1,659,414	0.82%	60.0%
CDs	224,627	0.76%	5.8%	279,467	1.66%	8.3%	300,810	1.99%	10.8%
Total non-brokered deposits	3,815,283	0.09%	98.8%	3,331,011	0.33%	98.6%	2,751,139	0.71%	99.4%

Brokered deposits	45,617	1.46%	1.2%	47,743	1.39%	1.4%	15,466	1.88%	0.6%
Total	$3,860,900	0.10%	100.0%	$3,378,754	0.34%	100.0%	$2,766,605	0.72%	100.0%

Borrowed Funds

Borrowed funds, comprised of FHLB borrowings and other borrowings, amounted to $5.5 million at December 31, 2021, compared to $4.8 million at December 31, 2020. The Company's primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners. Outstanding borrowings from the FHLB typically have been comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB, which represents the majority of the balance at December 31, 2021. At December 31, 2021, and 2020, borrowed funds consisted of FHLB borrowings only. The majority of the FHLB advances outstanding at December 31, 2020, were overnight advances, which the Company paid-down during the year ended December 31, 2021 as the Bank's liquidity increased.

The Company may also from time-to-time use interest-rate swaps to hedge against adverse interest rate movements of short-term FHLB advances.

At December 31, 2021, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $790.0 million and the capacity to borrow from the FRB discount window of approximately $350.0 million.

In April 2020, the Company established access to the FRB's PPPLF, which provided funding secured by the pledge of PPP loans and expired on July 2021. Advances issued under the PPPLF were non-recourse. The amount and term of an advance matched the amount and remaining term of the PPP loans pledged. The FRB's PPPLF program expired on July 31, 2021.

The table below shows the comparison of the Company's average borrowed funds and average rates paid for the periods indicated:

	Year ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$7,632	0.79%	$35,762	1.65%	$15,885	2.42%
FRB PPPLF advances	—	—%	4,703	0.35%	—	—%
Other borrowed funds	—	—%	14	1.07%	55	2.64%
Total borrowed funds	$7,632	0.79%	$40,479	1.50%	$15,940	2.42%

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

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.0 million at December 31, 2021, and $73.7 million at December 31, 2020.

On March 31, 2021, the Company redeemed $15.0 million in subordinated notes issued January 2015. The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

In July 2020, the Company issued $60.0 million in subordinated callable in July 2025 and due in July 2030.

Derivatives and Hedging

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest-rate swaps to hedge against adverse interest-rate movements with a combined notional value, maturing from 2023 through 2025 of $75.0 million. In August of 2021, the Company terminated the interest-rate swaps resulting in a loss of $1.8 million and eliminated the related borrowing costs from 2022-2025.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers increased to $36.3 million at December 31, 2021, from $38.0 million at December 31, 2020. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $528 thousand at December 31, 2021, compared to $2.3 million at December 31, 2020.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight fed fund purchase arrangements with correspondent banks and access to the FRB discount window. At December 31, 2021, the Bank had the capacity to borrow additional funds from the FHLB and FRB discount window of up to approximately $790.0 million and $350.0 million, respectively.

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

Capital Resources

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. The Company's capital policies and capital levels are monitored internally on a quarterly basis and capital planning is reviewed at least annually by the Board.

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possible additional discretionary supervisory actions by regulators, which if undertaken, could have a material adverse effect on the Company's consolidated financial condition. At December 31, 2021, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

On January 1, 2021, the Company's adopted of CECL and recorded a net cumulative-effect adjustment that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes.

On March 31, 2021, the Company redeemed the January 2015 Notes. The redemption of the January 2015 Notes was funded through a dividend from the Bank. This redemption and dividend decreased retained earnings at the Company and Bank, respectively.

For the year ended December 31, 2021, the Company declared $8.9 million in cash dividends. Shareholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 36,651 shares of the Company's common stock, totaling $1.3 million.

On January 18, 2022, the Company announced a quarterly dividend of $0.205 per share to be paid on March 1, 2022, to shareholders of record as of February 8, 2022.

See also Note 12, "Shareholders' Equity," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2021.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations. The following table summarizes the contractual cash obligations at December 31, 2021:

	Payments Due by Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
CDs	$206,449	$154,465	$50,184	$1,569	$231
FHLB borrowings	5,479	2,485	—	—	2,994
Subordinated debt	60,000	—	—	—	60,000
Supplemental retirement plans	1,939	276	552	551	560
Operating lease obligations	38,630	1,376	2,834	2,887	31,533
Vendor contracts	17,765	9,304	6,571	1,648	242
Total contractual obligations	$330,262	$167,906	$60,141	$6,655	$95,560

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

The following table summarizes the contractual commitments at December 31, 2021:

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$1,044,218	$628,320	$196,083	$62,163	$157,652
Commitments to originate loans	38,653	38,653	—	—	—
Letters of credit	23,164	21,715	240	40	1,169
Commitments to originate loans for sale	—	—	—	—	—
Commitments to sell loans	—	—	—	—	—
Customer related interest-rate swaps notional amount(1)	36,263	1,440	—	7,394	27,429
Total commitments	$1,142,298	$690,128	$196,323	$69,597	$186,250
 _______________________________________________
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

Wealth Assets Under Management & Administration

Wealth assets under management and administration are not carried as assets on the Company's consolidated balance sheets. The Company provides a wide range of wealth management and wealth services, including investment management, brokerage, annuities, trust, and 401(k) administration.

As of December 31, 2021, wealth assets under management, at fair market value amounted to $1.04 billion, an increase of $64.9 million, or 7%, compared to the year ended December 31, 2020. The increase since December 31, 2020, was due primarily to asset growth from market appreciation along with new customer growth.

Additionally, the Company had assets under administration at fair value amounted to $257.9 million at December 31, 2021, and $210.9 million at December 31, 2020, consisting of primarily 401(k) plans and to a lesser extent trust and custodial accounts.

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

Accounting Policies/Critical Accounting Estimates

The Company's significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company's reported financial performance should the assumptions and estimates used be incorrect or change over time due to changes in circumstances. The most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses for loans, and available-for-sale securities, the reserve for unfunded commitments and the impairment review of goodwill.

ACL for Loans

On January 1, 2021, the Company adopted ASU 2016-13, including the CECL methodology for estimating the ACL for loans. The CECL methodology requires early recognition of credit losses using an estimated lifetime credit loss measurement that takes into consideration reasonable and supportable forecasts. The ACL for loans is established through a provision for credit losses, a direct charge to earnings. The ACL for loans is a valuation account that is deducted from the amortized cost to present the net amount of the loan portfolio expected to be collected. Credit losses are charged against the ACL for loans when management believes that the collectability of the amortized cost of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the ACL for loans, generally at the time cash is received on a charged-off account.

Arriving at an appropriate level of ACL for loans involves a high degree of management judgement. The underlying assumptions, estimates and assessments used to estimate the ACL for loans reflects the Company’s best estimate of model assumptions and forecasted conditions at that time. Changes in such estimates can significantly affect the ACL for loans and the provision for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the ACL for loans based on judgments different from those of management. It is possible and likely that the Company will experience credit losses that are different from the current estimates.

The Company uses a systematic methodology to measure the amount of estimated credit losses. The methodology uses a two-tiered approach that applies general reserves for larger groups of homogeneous loans, segmented by loan type or by internal risk rating, and specific reserves for loans individually evaluated.

In making its assessment on the adequacy of the general reserves of ACL for loans, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, including: the expected duration of the loans segments, the trends in risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent loans and non-performing loans; impaired and restructured loans; the level of foreclosure activity; net charge-offs; commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; as well as trends in the general levels of these indicators. In addition, management monitors expansion in the Company's geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region. As well as changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. Management also performs a qualitative assessment beyond model estimates and applies qualitative adjustments as management deems necessary, acknowledging that it can take time for economic results to work through the loan portfolio with charge-offs often occurring years after the economic downturn.

For loans individually evaluated, the Company generally requires an internal evaluation or independent appraisal of the collateral supporting the loan. However, these assessment methods are only an estimate of the value of the collateral at the time the assessment is made and involve estimates and assumptions. An error in fact, estimate or judgment could adversely affect the reliability of the valuation. Furthermore, changes in those estimates due to the economic environment and events occurring after the initial assessment, may cause the value of the collateral to differ significantly from the initial valuations.

Reserve for unfunded commitments

ASU 2016-13 also applies to off-balance sheet credit exposure for unfunded commitments (commitments to originate loans, additional funding commitments on existing loans, standby letters of credit, financial guarantees, and other similar investments) that are not unconditionally cancellable. The reserve for unfunded commitments is classified with "Accrued expenses and other liabilities" on the Company’s Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

ACL for Available-for-Sale Securities

There are inherent risks associated with the Company's investment activities that could adversely impact the fair value and the ultimate collectability of the Company's investments. The Company primarily invests in debt securities. At December 31, 2021, the Company also held immaterial amounts of equity securities and FHLB stock.

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

At December 31, 2021, based on the Company's qualitative analysis, goodwill was deemed not to be impaired.

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

The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs better over time in a rising rate environment, while it decreases in a declining rate environment and when the yield curve is flattening or inverted.

In a flattening yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest-earning assets narrows. Under this scenario, the degree of margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the Prime Rate may initially result in the Company's asset yields re-pricing more quickly than funding costs.

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

At December 31, 2021, the Company's interest-rate risk exposure continues to be margin compression that may result from changes in the economic environment, the shape of the yield curve and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments within assets, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit within liabilities. The Company's margin generally performs better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted. Refer to the heading "Results of Operations" contained within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion of margin.

As shown in the table below, the Company's net interest income sensitivity has increased materially at December 31, 2021 compared to December 31, 2020 and 2019, respectively, resulting primarily from an increase in the Company’s net short-term liquidity, which is defined as interest-earning deposits in banks less short-term wholesale borrowings consisting of brokered deposits and FHLB borrowings. The net short-term liquidity balance over the periods shown below have increased largely from deposit growth and PPP loan forgiveness.

The net interest income simulation model assumes a static balance sheet over 24 months but we anticipate that the net liquidity balance will diminish over time. Excluding the net short-term liquidity balance, Management does not believe the Company’s net interest income sensitivity position at December 31, 2021, is materially different than at December 31, 2020 and 2019, respectively.

The following table summarizes the results from the Company’s net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, for a 24-month period at December 31, 2021, December 31, 2020 and December 31, 2019.

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

(Dollars in thousands, except for percentage data)	December 31, 2021	December 31, 2020	December 31, 2019
Net short-term liquidity	$397,525	$133,377	$(72,306)

Changes in interest rates	Percentage Change	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	9.73%	6.40%	0.77%
Rates Rise 200 Basis Points	5.37%	3.57%	0.83%
Rates Unchanged	—%	—%	—%
Rates Decline 100 Basis Points	(4.95)%	(4.16)%	(1.24)%

Item 8.Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share data)	2021	2020
Assets
Cash and cash equivalents:
Cash and due from banks	$33,572	$40,636
Interest-earning deposits with banks	403,004	213,146
Total cash and cash equivalents	436,576	253,782
Investments:
Debt securities at fair value (amortized cost of $950,523 and $551,191, respectively)	956,430	582,303
Equity securities at fair value	1,785	746
Total investment securities at fair value	958,215	583,049
Federal Home Loan Bank ("FHLB") stock	2,164	1,905
Loans held for sale	—	371
Loans:
Total loans	2,920,684	3,073,860
Allowance for credit losses	(47,704)	(44,565)
Net loans	2,872,980	3,029,295
Premises and equipment, net	44,689	46,708
Lease right-of-use asset	24,295	18,439
Accrued interest receivable	13,354	16,079
Deferred income taxes, net	19,644	11,290
Bank-owned life insurance	62,954	31,363
Prepaid income taxes	279	2,449
Prepaid expenses and other assets	7,013	13,938
Goodwill	5,656	5,656
Total assets	$4,447,819	$4,014,324
Liabilities and Shareholders' Equity
Liabilities
Deposits:
Customer deposits	$3,980,239	$3,476,268
Brokered deposits	—	74,995
Total deposits	3,980,239	3,551,263
Borrowed funds	5,479	4,774
Subordinated debt	58,979	73,744
Lease liability	23,627	17,539
Accrued expenses and other liabilities	31,063	30,638
Accrued interest payable	1,537	1,940
Total liabilities	4,100,924	3,679,898
Commitments and Contingencies
Shareholders' Equity
Preferred stock $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,038,382 and 11,937,795 shares issued and outstanding, respectively	120	119
Additional paid-in capital	100,352	97,137
Retained earnings	241,761	214,977
Accumulated other comprehensive income	4,662	22,193
Total shareholders' equity	346,895	334,426
Total liabilities and shareholders' equity	$4,447,819	$4,014,324

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2021	2020	2019
Interest and dividend income:
Loans and loans held for sale	$133,208	$131,091	$122,082
Investment securities	15,143	13,347	13,135
Other interest-earning assets	682	402	1,891
Total interest and dividend income	149,033	144,840	137,108
Interest expense:
Deposits	3,922	11,599	19,941
Borrowed funds	60	606	385
Subordinated debt	3,495	2,501	925
Total interest expense	7,477	14,706	21,251
Net interest income	141,556	130,134	115,857
Provision for credit losses	1,770	12,499	1,180
Net interest income after provision for credit losses	139,786	117,635	114,677
Non-interest income:
Wealth management fees	6,787	5,815	5,494
Deposit and interchange fees	6,971	6,426	6,870
Income on bank-owned life insurance, net	821	587	638
Net gains on sales of debt securities	128	227	146
Net gains on sales of loans	833	1,409	469
Net gain on sale of OREO	1,126	—	34
Loss on termination of swaps	(1,847)	—	—
Other income	3,288	2,783	2,668
Total non-interest income	18,107	17,247	16,319
Non-interest expense:
Salaries and employee benefits	66,633	61,580	56,059
Occupancy and equipment expenses	9,650	8,546	8,417
Technology and telecommunications expenses	10,574	9,197	7,590
Advertising and public relations expenses	2,373	2,151	2,962
Audit, legal and other professional fees	2,347	2,273	2,039
Deposit insurance premiums	1,910	2,124	876
Supplies and postage expenses	819	898	971
Loss on extinguishment of subordinated debt	713	—	—
Other operating expenses	7,116	6,485	7,501
Total non-interest expense	102,135	93,254	86,415
Income before income taxes	55,758	41,628	44,581
Provision for income taxes	13,587	10,172	10,381
Net income	$42,171	$31,456	$34,200

Basic earnings per share	$3.51	$2.64	$2.90
Diluted earnings per share	$3.50	$2.64	$2.89

Basic weighted average common shares outstanding	12,005,838	11,897,813	11,789,570
Diluted weighted average common shares outstanding	12,051,293	11,919,508	11,829,818

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2021	2020	2019
Net income	$42,171	$31,456	$34,200
Other comprehensive (loss) income, net of taxes:
Net change in fair value of debt securities	(19,554)	13,706	11,794
Net change in fair value of cash flow hedges	2,023	(2,023)	—
Total other comprehensive (loss) income, net	(17,531)	11,683	11,794
Total comprehensive income, net	$24,640	$43,139	$45,994

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2021, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2018	11,708,218	$117	$91,281	$165,183	$(1,284)	$255,297
Net income				34,200		34,200
Other comprehensive income, net					11,794	11,794
Common stock dividend declared ($0.64 per share)				(7,540)		(7,540)
Common stock issued under dividend reinvestment plan	39,176	—	1,169			1,169
Common stock issued, other	2,305	—	69			69
Stock-based compensation, net	61,318	1	1,868			1,869
Net settlement for employee taxes on restricted stock and options	(8,223)	—	(402)			(402)
Stock option exercised, net	22,537	—	185			185
Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				31,456		31,456
Other comprehensive income, net					11,683	11,683
Common stock dividend declared ($0.70 per share)				(8,322)		(8,322)
Common stock issued under dividend reinvestment plan	50,506	—	1,217			1,217
Common stock issued, other	3,816	—	91			91
Stock-based compensation, net	65,417	1	1,871			1,872
Net settlement for employee taxes on restricted stock and options	(8,315)	—	(233)			(233)
Stock options exercised, net	1,040	—	21			21
Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				42,171		42,171
Cumulative effect adjustment for (CECL) adoption, net of tax				(6,510)		(6,510)
Other comprehensive loss, net					(17,531)	(17,531)
Common stock dividend declared ($0.74 per share)				(8,877)		(8,877)
Common stock issued under dividend reinvestment plan	36,651	—	1,250			1,250
Common stock issued, other	1,766	—	59			59
Stock-based compensation, net	63,329	1	2,093			2,094
Net settlement for employee taxes on restricted stock and options	(10,029)	—	(346)			(346)
Stock options exercised, net	8,870	—	159			159
Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$42,171	$31,456	$34,200
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,770	12,499	1,180
Depreciation and amortization	7,809	6,784	6,142
Stock-based compensation expense	2,060	1,905	1,872
Income on bank-owned life insurance, net	(821)	(587)	(638)
Net gains on sales of debt securities	(128)	(227)	(146)
Net (gains) losses on equity securities	(246)	49	(367)
Mortgage loans originated for sale	(29,123)	(59,570)	(25,562)
Proceeds from mortgage loans sold	30,327	61,209	26,131
Net gains on sales of loans	(833)	(1,409)	(469)
Net gains on sales of OREO	(1,126)	—	(34)
Loss on termination of swaps	1,847	—	—
Changes in:
Net decrease (increase) in other assets	9,324	(16,997)	136
Net (decrease) increase in other liabilities	(798)	5,223	1,174
Net cash provided by operating activities	62,233	40,335	43,619
Cash flows from investing activities:
Proceeds from sales of debt securities	3,059	5,907	13,623
Purchase of debt securities	(491,213)	(145,319)	(126,872)
Proceeds from maturities, calls and pay-downs of debt securities	87,347	77,534	48,805
Net (purchases) sales of equity securities	(793)	(328)	1,348
Net (purchases) sales of FHLB capital stock	(259)	2,579	873
Net increase (decrease) in loans	146,812	(509,949)	(179,623)
Additions to premises and equipment, net	(4,187)	(6,679)	(12,498)
Proceeds from OREO sales	3,526	—	289
Purchase of bank-owned life insurance	(30,770)	—	—
Net cash used in investing activities	(286,478)	(576,255)	(254,055)
Cash flows from financing activities:
Net increase in deposits	428,976	764,533	221,948
Net increase (decrease) in borrowed funds	705	(91,399)	(4,319)
Repayment of subordinated debt	(15,600)	—	—
Loss on extinguishment of subordinated debt	713	—	—
Proceeds from the issuance of subordinated debt	—	60,000	—
Cash dividends paid, net of dividend reinvestment plan	(7,627)	(7,105)	(6,371)
Proceeds from issuance of common stock	59	91	69
Net settlement for employee taxes on restricted stock and options	(346)	(233)	(402)
Net proceeds from stock option exercises	159	21	185
Net cash provided by financing activities	407,039	725,908	211,110

Net increase in cash and cash equivalents	182,794	189,988	674
Cash and cash equivalents at beginning of year	253,782	63,794	63,120
Cash and cash equivalents at end of year	$436,576	$253,782	$63,794

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying consolidated financial statements of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our"), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank"). The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all the Company's operations are conducted through the Bank and its subsidiaries.

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, to engage in insurance sales activities and offer non-deposit investment products and services, respectively, and 239 Littleton Road, LLC, organized in 2021 in the State of Massachusetts for the purpose of maintaining and disposing of real estate acquired through the Bank's lending functions. In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At December 31, 2021, the Company had 26 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts and Southern Hillsborough and Southern Rockingham counties in New Hampshire. A 27th branch to be located in Londonderry, New Hampshire is expected to open in the third quarter of 2022.

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

The Company has evaluated subsequent events and transactions from December 31, 2021, through the filing date of this Annual Report on Form 10-K with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

(b) Uses of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. These assumptions and estimates affect the reported values of assets and liabilities as of the balance sheet dates and income and expenses for the years then ended. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used be incorrect or change over time due to changes in circumstances. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the consolidated

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
financial statements and results of operations in future periods. The three most significant areas in which management applies critical assumptions and estimates are the estimates of the allowance for credit losses for loans and available for sale securities, and the impairment review of goodwill, which are each discussed below.

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

(d) Restricted Cash and Investments

Certain of the Company's derivative agreements contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral in relation to certain derivatives, the cash is carried as restricted cash within "Interest-earning deposits with banks." See Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements of this Form 10-K below for more information about the Company's collateral related to its derivatives.
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

Management regularly reviews its holdings of FHLB stock for impairment, and as of December 31, 2021, the Company has determined that no allowance for credit losses on FHLB stock was necessary.

See Note 2, "Investment Securities," to the Company's consolidated financial statements of this Form 10-K, contained below, for additional information on management's assessment of expected credit losses for available for sale securities.

(e) Investment Securities

Investments in debt securities that are intended to be held for indefinite periods of time, but which may not be held to maturity or on a long-term basis are considered to be "available-for-sale" and are carried at fair value.

Included as available-for-sale are debt securities that are purchased in connection with the Company's asset-liability risk management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. In instances where the Company has the positive intent to hold debt securities to maturity, these securities will be classified as held-to-maturity and carried at amortized cost. As of the balance sheet dates, all the Company's debt securities were classified as available-for-sale and carried at fair value.

Net unrealized appreciation and depreciation on debt securities available-for-sale, net of applicable income taxes, are recorded in the Company's Consolidated Statement of Comprehensive Income as a component of "Accumulated other comprehensive (loss) income". The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall. Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The unrealized gains or losses on debt securities will also decline as the securities approach maturity.

The Company's equity securities are carried at fair value with changes in fair value recognized in the Company's Consolidated Income Statement as a component of "Other income." The net gains and losses on equity securities that will be recognized as a component of "Other income" in the future will depend on the amount of dollars invested in equities, the magnitude of changes in equity markets and the amount of gains or losses realized through equity sales.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
Investment securities' discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method. Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

ACL for Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale securities based upon the unrealized gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position, the Company evaluates qualitative criteria to determine any expected loss unless the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of the amortized cost. In the latter two circumstances, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, and (4) structure of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses for available-for-sale securities would be recorded, with a related charge to earnings, limited by the difference of the amortized cost of the security to its fair value. The Company has elected to exclude accrued interest from the measurement of the allowance for credit losses for available-for-sale debt securities and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

At December 31, 2021, management performed its quarterly analysis of all securities with unrealized losses and determined that all were attributable to increases in market yields. Management concluded that no ACL for available-for-sale securities was considered necessary as of December 31, 2021.

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

(g) Loans

Loans made by the Company to businesses, non-profits and professional practices include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. Most loans granted by the Company are collateralized by real estate, equipment, or receivables and/or are guaranteed by the principals of the borrower. The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy, among other factors.

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

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk, all of which are considered "pass" rated credits. The adverse classifications range from "special mention," for loans that may need additional monitoring, to the more severe classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations. Loans which are evaluated to be of weaker credit quality are classified as adverse and placed on the "watch asset list" and reviewed on a more frequent basis by management. Loans classified as "substandard" include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as "doubtful" have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, based on existing facts, conditions, and values, highly questionable and improbable. Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible. These "loss" loans would require a specific loss reserve or charge-off. Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

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

Loans individually evaluated consist primarily of loans for which management considers it probable that not all amounts due (principals and interest) will be collected in accordance with the original contractual terms and loans designated as TDRs and to a lesser extent, if applicable, loans that management deems as individually significant or with unique risk characteristics or for some other reason based on management’s judgement. Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest-rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Management does not set any minimum delay of payments as a factor in reviewing for individual evaluation. Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms that would not otherwise be

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
considered. Typically, such concessions may consist of one or a combination of the following: a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest), which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the individually evaluated loan category and as such, these loans are individually reviewed and evaluated for specific reserves.

Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act 2021, provides financial institutions the option to suspend the application of GAAP to any loan modification related to COVID-19 from treatment as a TDR for the period between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022. A financial institution may elect to suspend GAAP only for a loan that was not more than 30 days past due as of December 31, 2019. In addition, the temporary suspension of GAAP does not apply to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic. The suspension of GAAP is applicable for the entire term of the modification, including an interest-rate modification, a forbearance agreement, a repayment plan, or other agreement that defers or delays the payment of principal and/or interest. Accordingly, a financial institution that elects to suspend GAAP pursuant to the CARES Act is not required to increase its reported TDRs at the end of the period of relief, unless the loans require further modification after the expiration of that period.

In accordance with the provision of the CARES Act and subsequent extension by the Consolidated Appropriations Act, 2021, management chose to suspend TDR accounting under GAAP in certain circumstances through December 31, 2021.

Individually evaluated adversely classified loans and TDR loans will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance with the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured. In the case of TDR loans having had a modified interest rate, that rate must be at, or greater than, a market rate for a similar credit at the time of modification for an upgrade to be considered.

(h) ACL for Loans

On January 1, 2021, the Company adopted ASU 2016-13, including the CECL methodology for estimating the ACL for loans. The CECL methodology requires early recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, which for the Company is primarily the loan portfolio. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. Additionally, the Company has elected to continue to present the accrued interest receivable balance on loans separate from amortized costs, exclude accrued interest from the measurement of the allowance for credit losses for loans and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

Arriving at an appropriate level of ACL for loans involves a high degree of management judgement. The ACL for loans is established through a provision for credit losses, a direct charge to earnings. Credit losses are charged against the ACL for loans when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

See also Note 4, "ACL for Loans," to the Company's consolidated financial statements of this Form 10-K, for the methodology used to estimate the allowance for credit losses.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(i) Other Real Estate Owned

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as other real estate owned ("OREO"). When property is acquired, it is recorded at the estimated fair value of the property acquired, less estimated costs to sell, establishing a new cost basis and carried on the Consolidated Balance Sheet in the line item "Prepaid expenses and other assets." The estimated fair value is based on market appraisals and the Company's internal analysis. Any loan balance more than the estimated realizable fair value on the date of transfer is charged to the allowance for credit losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

(k) Leases

Lessees are recognized as right-of-use ("ROU") lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The lease liability represents the present value of the future lease payments. The ROU asset includes the lease liability, lease prepayments and initial direct costs, less fixed payment lease liabilities. For the Company, leases consist mainly of operating leases on our facilities, mainly branch leases.

The Company excludes leases with a term of 12 months or less from the recorded lease liability and ROU asset and accounts for lease and non-lease components (such as common area maintenance) separately. To calculate the lease liability, the Company uses its incremental borrowing rate as the discount rate to determine the net present value of the lease liability. In determining the term of a lease, the Company included option renewal periods that it considered reasonably certain to be exercised.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(n) Goodwill

Goodwill is carried on the Company's consolidated financial statements and is related to the Company's acquisition of two branch offices in July 2000.

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

At December 31, 2021, based on the Company's quantitative analysis, goodwill was deemed not impaired.

(o) Wealth Assets Under Management and Administration

Wealth assets under management consist of assets managed through Enterprise Wealth Management and Enterprise Wealth Services. Wealth assets under administration consist of 401(k) plans, trust, and custodial accounts. Wealth assets under management and administration are not included in the Consolidated Balance Sheets because they are not assets of the Company.

(p) Derivatives and Hedging

The Company may enter into derivative financial instruments to add stability to interest expense and to manage its exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2021 or December 31, 2020. The Company is subject to examinations by taxing authorities for the 2018 through 2021 tax years. In addition, the Company's income tax returns for the 2015 and 2016 tax years, as amended in 2019, are also subject to examination by taxing authorities.

See also Note 15, "Income Taxes," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information about the Company's income taxes and deferred tax assets.

(t) Earnings per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding (including participating securities) during the year. The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

(u) Reporting Comprehensive Income

Comprehensive income is defined as all changes to shareholders' equity except investments by and distributions to shareholders. Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income. The Company's other comprehensive income components are the changes in fair value of debt

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
securities, net of deferred income taxes, and for derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in fair value of cash flow hedges, net of income taxes. Pursuant to GAAP, the Company initially excludes the unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when circumstances warrant.

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

(v) Other Accounting Policies

The CARES Act allows certain financial institutions the option to delay the adoption CECL during the period beginning on March 27, 2020 until the earlier of (i) the date on which the national emergency concerning the COVID-19 pandemic ("pandemic") declared under the National Emergencies Act terminates; or (i) December 31, 2020. The Consolidated Appropriations Act, which was signed into law on December 27, 2020, extended the period during which companies may delay the implementation of CECL until the earlier of (i) the first day of the fiscal year that begins after the national emergency termination date or (ii) January 1, 2022. In the first quarter of 2020, the Company elected to delay the adoption of CECL. See Item (w) "Recent Accounting Pronouncements," under the subheading "Accounting pronouncements not yet adopted by the Company," below in this Note 1 for additional information on the Company’s adoption of CECL.

In addition, Section 4013 of the CARES Act provides the option for financial institutions to suspend troubled debt restructuring ("TDR") accounting under GAAP in certain circumstances, during the period beginning March 1, 2020 and ending on the earlier of (i) January 1, 2022 (as amended by the Consolidated Appropriations Act of 2021); or (ii) the date that is 60 days after the date on which the national emergency concerning the pandemic declared under the National Emergencies Act terminates. The Company suspended TDR accounting, which primarily impacted financial statement disclosure, for loans that had a short-term payment deferral related to the pandemic from March 1, 2020 through December 31, 2021.

(w) Recent Accounting Pronouncements

In August 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU 2021-06"), Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946). This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The rules reduce the required reporting periods to align them with the relevant financial statement periods required by SEC rules and requires certain statistical disclosures for annual periods, and interim disclosures if a material change in the information, or trend, has occurred. The amendments in this update are effective upon addition to the FASB Codification and apply to fiscal years ending on or after December 15, 2021. However, voluntary early compliance is permitted upon the effective date, provided that the rules are applied in their entirety. The amended disclosures did not have a material impact on the consolidated financial statements.

Effective January 1, 2021, the Company adopted the FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13"), including the CECL methodology for estimating allowances for credit losses ("ACL"). The CECL methodology requires early recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
amortized cost. It applies to the loan portfolio, off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses be presented as an allowance rather than as a write-down. See the following footnotes for more information on the Company's adoption of CECL: Note 2, "Investment Securities," Note 3, "Loans," and Note 4, "Allowance for Credit Losses for Loans."

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(2)Investment Securities

As of December 31, 2021, and 2020, the investment portfolio was comprised primarily of debt securities, with a small portion of the investment portfolio invested in equity securities.

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$62,850	$—	$684	$62,166
Residential federal agency MBS(1)	412,902	2,406	9,113	406,195
Commercial federal agency MBS(1)	99,681	3,783	52	103,412
Taxable municipal securities	272,507	5,607	2,264	275,850
Tax-exempt municipal securities	87,024	5,648	—	92,672
Corporate bonds	8,559	441	—	9,000
Subordinated corporate bonds	7,000	135	—	7,135
Total debt securities, at fair value	$950,523	$18,020	$12,113	$956,430

	2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Residential federal agency MBS(1)	$209,923	$6,339	$287	$215,975
Commercial federal agency MBS(1)	102,468	7,726	—	110,194
Taxable municipal securities	135,117	9,293	3	144,407
Tax-exempt municipal securities	88,235	7,216	—	95,451
Corporate bonds	10,448	828	—	11,276
Subordinated corporate bonds	5,000	—	—	5,000
Total debt securities, at fair value	$551,191	$31,402	$290	$582,303
 __________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as, investments guaranteed by Ginnie Mae ("GNMA"), a wholly-owned government entity.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $22.9 million, and $18.7 million at December 31, 2021 and 2020, respectively.

Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company’s Consolidated Balance Sheets, amounted to $3.2 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at December 31, 2021 and 2020:

	2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$62,166	$684	$—	$—	$62,166	$684	9
Residential federal agency MBS	272,863	6,992	51,281	2,121	324,144	9,113	44
Commercial federal agency MBS	4,897	52	—	—	4,897	52	1
Taxable municipal securities	117,388	2,023	6,727	241	124,115	2,264	118
Total temporarily impaired debt securities	$457,314	$9,751	$58,008	$2,362	$515,322	$12,113	172

	2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Residential federal agency MBS	$51,396	$284	$2,107	$3	$53,503	$287	10
Taxable municipal securities	1,997	3	—	—	1,997	3	4
Total temporarily impaired debt securities	$53,393	$287	$2,107	$3	$55,500	$290	14

The contractual maturity distribution at December 31, 2021 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,398	$13,478
Due after one, but within five years	189,626	195,778
Due after five, but within ten years	271,354	276,528
Due after ten years	476,145	470,646
Total debt securities	$950,523	$956,430

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $181.1 million at December 31, 2021, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $949.3 million and $577.3 million at December 31, 2021 and 2020, respectively.

Sales of debt securities, for the years ended December 31, 2021, 2020, and 2019 are summarized as follows:

(Dollars in thousands)	2021	2020	2019
Amortized cost of debt securities sold(1)	$2,931	$5,680	$11,621
Gross realized gains on sales	128	227	149
Gross realized losses on sales	—	—	(3)
Total proceeds from sales of debt securities	$3,059	$5,907	$11,767
__________________________________________
(1)     Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Tax-exempt interest earned on the municipal securities portfolio was $3.4 million for the year ended December 31, 2021, $3.5 million for the year ended December 31, 2020, and $3.8 million for the year ended December 31, 2019.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The average balance of tax-exempt investments was $87.8 million and $91.0 million for the years ended December 31, 2021 and December 31, 2020, respectively.

Equity Securities

As of December 31, 2021, the Company held equity securities with a fair value of $1.8 million, compared to $746 thousand at December 31, 2020. Included in the equity portfolio were investments with a fair value of $924 thousand and $476 thousand at December 31, 2021 and December 31, 2020, respectively, held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities at December 31, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	2021	2020
Net (losses) gains recognized during the period on equity securities	$246	$(49)
Less: Net (losses) gains realized on equity securities sold during the period	57	(11)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period (included in other income)	$189	$(38)

(3)    Loans

Loan Portfolio Classifications

Major classifications of loans at amortized cost at the periods indicated were as follows(1):

(Dollars in thousands)	December 31, 2021	December 31, 2020
Commercial real estate	$1,680,792	$1,476,236
Commercial and industrial	412,070	435,548
Commercial construction	410,443	371,856
SBA Paycheck Protection Program ("PPP")	71,502	443,070
Total commercial loans	2,574,807	2,726,710

Residential mortgages	256,940	252,995
Home equity loans and lines	80,467	85,178
Consumer	8,470	8,977
Total retail loans	345,877	347,150
Total loans	2,920,684	3,073,860

Allowance for credit losses	(47,704)	(44,565)
Net loans	$2,872,980	$3,029,295
__________________________________________
(1) Upon the adoption of CECL, the Company includes deferred fees as part of the portfolio segment balance at amortized cost. The prior period balances have been adjusted to conform to this presentation.

Net deferred loan origination fees included in the portfolio segments in the table above amounted to $7.5 million, including $2.4 million of deferred PPP fees, at December 31, 2021 and $13.4 million, including $10.0 million of deferred PPP fees, at December 31, 2020.

Accrued interest receivable on loans amounted to $10.2 million and $13.8 million at December 31, 2021 and December 31, 2020, respectively, and was included in the "Accrued interest receivable" line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $62.6 million at December 31, 2021 and $77.1 million at December 31, 2020. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
Related Party Loans

Certain of the Company's directors, officers, principal shareholders, and their associates are credit customers of the Company in the ordinary course of business. In addition, certain directors are also directors, trustees, officers or shareholders of corporations and non-profit entities or members of partnerships that are customers of the Bank and that enter into loan and other transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions are on such terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with persons who are not affiliated with the Bank and do not involve more than a normal risk of collectability or present other features unfavorable to the Bank.

As of December 31, 2021, and 2020, the outstanding loan balances to directors, officers, principal shareholders, and their associates were $37.7 million and $48.7 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $14.5 million and $23.2 million, as of December 31, 2021 and 2020, respectively. During 2021, new loans and net increases in loan balances or lines of credit under existing commitments of $2.1 million were made and principal pay-downs of $21.8 million were received. During 2020, new loans and net increases in loan balances or lines of credit under existing commitments of $16.1 million were made and principal pay-downs of $11.4 million were received.

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

In addition to generating interest income, the SBA pays lender’s fees for processing PPP loans. As of December 31, 2021, the Company had received $26.2 million in PPP related SBA fees and is accreting these fees into interest income over the life of the applicable loans. If a PPP loan is forgiven or paid off before maturity, the remaining unearned fee is recognized into income at that time. For the years ended December 31, 2021, and 2020, the Company recognized $16.6 million and $7.2 million in PPP related SBA fees through accretion. The majority of the remaining $2.4 million in fees are expected to be recognized as the PPP loans are forgiven, which we expect to occur over the next several quarters.

Management believes the SBA PPP portfolio to be of minimal credit risk, as the average size of PPP loans outstanding at December 31, 2021 was approximately $187 thousand, and Management expects that, based on its due diligence at origination and in the forgiveness application process, the majority of balances will be forgiven, with any remaining balance guaranteed by the SBA. Management has segmented the PPP portfolio as a group of loans with similar risk characteristics in its assessment for credit losses.

Loans serviced for others

At December 31, 2021 and 2020, the Company was servicing residential mortgage loans owned by investors amounting to $10.4 million and $13.7 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $66.7 million and $65.3 million at December 31, 2021 and 2020, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Commercial real estate	$143,056	$195,936
Residential mortgages	235,744	233,050
Home equity	5,055	5,971
Total loans pledged to FHLB	$383,855	$434,957

Tax-Exempt Interest

Tax-exempt interest earned on qualified commercial loans was $1.8 million for the year ended December 31, 2021, $2.0 million for the year ended December 31, 2020, and $2.1 million for the year ended and December 31, 2019. Average tax-exempt loan balances were $54.5 million and $58.0 million for the years ended December 31, 2021 and 2020, respectively.
(4)    ACL for Loans
On January 1, 2021, the Company adopted CECL under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the reserve for unfunded commitments (included in other liabilities) increased by $2.4 million. Prior to January 1, 2021, the Company measured the allowance under the incurred loss method. The ACL for loans to total loans ratio was 1.63% at December 31, 2021 and January 1, 2021.

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

Credit Risk Management

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

See item (g) "Loans" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company Credit Risk monitoring and credit quality indicators.

ACL for Loans Methodology

The CECL methodology requires early recognition of credit losses using an estimated lifetime credit loss measurement that takes into consideration reasonable and supportable forecasts. The ACL for loans is established through a provision for credit losses, recorded as a direct charge to earnings. The ACL for loans is a valuation account that is deducted from the amortized cost to present the net amount of the loan portfolio expected to be collected. Credit losses are charged against the ACL for loans when management believes that the collectability of the amortized cost of a loan's principal balance is unlikely. Recoveries on loans previously charged-off are credited to the ACL for loans, generally at the time cash is received on a charged-off account.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
Arriving at an appropriate level of ACL for loans involves a high degree of management judgement. The underlying assumptions, estimates and assessments used to estimate the ACL for loans reflects the Company’s best estimate of model assumptions and forecasted conditions at that time. Changes in such estimates can significantly affect the ACL for loans and the provision for credit losses. It is possible and likely that the Company will experience credit losses that are different from the current estimates and future additions to the ACL for loans may be necessary.

On a quarterly basis, the Company makes an assessment to estimate the ACL for loans necessary to cover expected credit losses from the loan portfolio as of the specified balance sheet dates. The adequacy of the ACL for loans is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the Company's Board of Directors (the "Board") and the full Board.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the ACL for loans based on judgments different from those of management.

In making its assessment on the adequacy of the ACL for loans, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts,

The Company uses a systematic methodology to measure the amount of estimated loan losses. The methodology uses a two-tiered approach that applies general reserves for larger groups of pass-rated homogeneous loans, segmented by loan type and for adversely classified loans not individually evaluated, segmented by internal risk rating, and specific reserves for loans individually evaluated.

Loans collectively evaluated

The general loss allocation factors consider the quantitative historic loss experience, qualitative or environmental factors such as those identified above, forecasts over the estimated life of the loan pools, as well as regulatory guidance and industry data.

I.Pass-rated loans by loan type:

Management segments pass-rated loans using the Open Pool method by first calculating each segment's loss rate as net charge-offs over the expected average life of each segment, divided by the average loan balance over that same period. The historic loss factor is an average of the loss rate over each segment’s look-back period, which is defined as the average age of charged-off loans, specific to each segment. These historic loss factors are then adjusted up or down based on management's assessment of quantitative and qualitative factors. These key factors including quantitative facts about the loan portfolio such as: commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; trends in risk classification of individual loans and higher risk problem assets; the level of delinquent loans and non-performing loans; individually evaluated and restructured loans; the level of foreclosure activity; net charge-offs; as well as trends in the general levels of these indicators. In addition, management monitors qualitative factors such as: expansion in the Company's geographic market area; the experience level of lenders and any changes in underwriting criteria; including general conditions in the multi-family, commercial real estate and construction and development markets in the Company's local region as well as changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. Management generally uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, reverts immediately to historical loss rates.

Management weighs the current effect of each of these areas on each particular pass-rated loan segment in determining the allowance allocation factors. Management must exercise significant judgment when evaluating the effect of these quantitative and qualitative factors on the amount of the ACL for loans because data may not be reasonably available or directly applicable to determine the precise impact of a factor on the collectability of the loan segment as of the evaluation date. The methodology contemplates a range of acceptable levels for these factors due to the subjective nature of the factors and the qualitative considerations related to the credit risk in the portfolio.

II.Adversely classified loan by credit rating:

For determining the reserve percentages for adversely classified loans, management has segmented the portfolio by risk rating: Special mention; Substandard; Doubtful; or Loss, after excluding loans that are individually evaluated for

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
impairment. The historic loss factor for adverse loan segments was determined by first tracking a sampling of these loans over a period of time, to determine their ultimate resolution. Those balances resulting in charge-offs were calculated as a percentage of the segment's loan balance and an average was calculated over that same period. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.). These historic loss factors are then adjusted up or down based on management's assessment of qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the segment's historical loss experience. Management also utilizes regulatory guidance and industry data in relation to the Company's own portfolio statistics as a basis for assessing the reasonableness of the allocation factors for each class of problem-assets.

Management recognizes that additional issues may also impact the estimate of expected credit losses to some degree. From time to time management will re-evaluate the qualitative factors, regulatory guidance, and industry data in use in order to consider the impact of other issues which, based on changing circumstances, may become more significant in the future.

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

Reserve for unfunded commitments

ASU 2016-13 also applies to off-balance sheet credit exposure for unfunded commitments (commitments to originate loans, additional funding commitments on existing loans, standby letters of credit, financial guarantees and other similar investments) that are not unconditionally cancellable. The reserve for unfunded commitments is included in the line item "Accrued expenses and other liabilities" on the Company’s Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of December 31, 2021.

Current year information is presented below in accordance with CECL; prior year disclosures are reported under legacy GAAP and are included below in this Note 4 under the heading “Prior Period Disclosures under the Incurred Loss Methodology.”

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The following tables presents the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of December 31, 2021:

	Term Loans By Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$402,838	$220,942	$239,248	$120,286	$173,652	$479,298	$3,019	$—	$1,639,283
Special mention	—	—	989	802	—	7,626	—	—	9,417
Substandard	—	—	2,628	3,111	12,842	13,336	—	—	31,917
Doubtful	—	—	—	175	—	—	—	—	175
Total commercial real estate	402,838	220,942	242,865	124,374	186,494	500,260	3,019	—	1,680,792

Commercial and industrial
Pass	64,555	40,333	36,177	19,754	14,983	44,835	174,320	1,243	396,200
Special mention	—	644	2,173	958	59	1,431	4,053	18	9,336
Substandard	—	—	15	100	25	3,845	2,440	109	6,534
Total commercial and industrial	64,555	40,977	38,365	20,812	15,067	50,111	180,813	1,370	412,070

Commercial construction
Pass	175,069	106,165	54,907	24,343	4,561	19,489	24,864	—	409,398
Substandard	—	—	—	—	—	—	—	1,045	1,045
Total commercial construction	175,069	106,165	54,907	24,343	4,561	19,489	24,864	1,045	410,443

SBA PPP(1)	66,232	5,270	—	—	—	—	—	—	71,502

Residential mortgages
Pass	79,130	56,948	27,343	22,743	12,886	55,571	—	—	254,621
Special mention	—	—	—	—	—	590	—	—	590
Substandard	—	—	—	—	—	1,729	—	—	1,729
Total residential mortgages	79,130	56,948	27,343	22,743	12,886	57,890	—	—	256,940

Home equity
Pass	486	478	498	—	—	1,727	76,619	414	80,222
Substandard	—	—	—	—	—	245	—	—	245
Total home equity	486	478	498	—	—	1,972	76,619	414	80,467

Consumer
Pass	2,843	1,498	1,619	1,005	617	390	—	473	8,445
Doubtful	25	—	—	—	—	—	—	—	25
Total consumer	2,868	1,498	1,619	1,005	617	390	—	473	8,470
Total loans	$791,178	$432,278	$365,597	$193,277	$219,625	$630,112	$285,315	$3,302	$2,920,684
____________________________
(1)All SBA PPP loans were pass-rated at December 31, 2021, as these loans are fully guaranteed by the SBA.

The total amortized cost basis of adversely classified loans amounted to $61.0 million, or 2.09% of total loans, at December 31, 2021.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
Past due and non-accrual loans

The following table presents an age analysis of past due loans by portfolio classification as of the date indicated:

	Balance at December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,917	$—	$1,719	$3,636	$1,677,156	$1,680,792
Commercial and industrial	564	678	194	1,436	410,634	412,070
Commercial construction	—	—	—	—	410,443	410,443
SBA PPP	162	19	—	181	71,321	71,502
Residential mortgages	182	—	432	614	256,326	256,940
Home equity	45	—	—	45	80,422	80,467
Consumer	7	27	—	34	8,436	8,470
Total loans	$2,877	$724	$2,345	$5,946	$2,914,738	$2,920,684
_______________________________________
(1)The loan balances in the table above include loans designated as non-accrual despite their payment due status.

The following table presents the amortized cost of non-accrual loans by portfolio classification as of the date indicated:

	Balance at December 31, 2021
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$22,870	$7,144	$15,726	$896
Commercial and industrial	1,542	1,337	205	185
Commercial construction	1,045	1,045	—	—
SBA PPP	—	—	—	—
Residential mortgages	794	633	161	161
Home equity	246	246	—	—
Consumer	25	—	25	25
Total loans	$26,522	$10,405	$16,117	$1,267

At December 31, 2021, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status.

Non-accrual loans that were not adversely classified amounted to $3 thousand at December 31, 2021. These balances primarily represented the guaranteed portions of non-performing SBA loans.

The ratio of non-accrual loans to total loans amounted to 0.91% at December 31, 2021.

At December 31, 2021, additional funding commitments for non-accrual loans were not material.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2021	2020	2019
Income that would have been recognized if non-accrual loans had been current	$2,028	$1,946	$1,893
Less income recognized	633	472	244
Reduction in interest income	$1,395	$1,474	$1,649

All payments received on individually evaluated loans in non-accrual status are applied to principal. Interest income that was not recognized on loans that were individually evaluated as of December 31, 2021, amounted to $1.4 million.

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

Commercial real estate loans include loans secured by both owner and non-owner occupied (investor) real estate. These loans are typically secured by a variety of commercial, residential investment, and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, strip shopping centers, or other commercial properties.

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

The carrying value of collateral dependent loans amounted to $34.6 million at December 31, 2021. Total accruing collateral dependent loans amounted to $8.4 million while non-accrual collateral dependent loans amounted to $26.2 million as of December 31, 2021.

The following table presents the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the date indicated:

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	Balance at December 31, 2021
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$29,562	$27,617	$11,891	$15,726	$896
Commercial and industrial	8,880	4,699	4,191	508	128
Commercial construction	1,181	1,045	1,045	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	1,165	1,033	1,033	—	—
Home equity	347	246	246	—	—
Consumer	—	—	—	—	—
Total	$41,135	$34,640	$18,406	$16,234	$1,024

At December 31, 2021, additional funding commitments for collateral dependent loans was not material.

The Company's obligation to fulfill the additional funding commitments on individually evaluated loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2021, additional funding commitments for collateral dependent loans were not material.

Troubled debt restructurings

At December 31, 2021, payment deferrals related to the COVID-19 pandemic were active on 3 "pass" rated loans amounting to $5.5 million, or 0.2% of total loans. Under the terms of the CARES Act and the Consolidated Appropriations Act, 2021, as discussed below, these loans remain on accrual status.

Total TDR loans as of December 31, 2021 were $16.4 million. TDR loans on accrual status amounted to $8.6 million at December 31, 2021. TDR loans included in non-performing loans amounted to $7.8 million at December 31, 2021.

The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At December 31, 2021, additional funding commitments for TDR loans was not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the year indicated:

	December 31, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	3	$3,591	$3,267
Commercial and industrial	3	96	85
Commercial construction	—	—	—
SBA PPP	—	—	—
Residential mortgages	1	224	222
Home equity	—	—	—
Consumer	—	—	—
Total	7	$3,911	$3,574

There were no subsequent charge-offs of new TDRs noted in the table above during 2021.

Interest payments received on non-accruing 2021 and 2020 TDR loans which were applied to principal and not recognized as interest income were not material.

Payment defaults by portfolio classification, during the year indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	December 31, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post-modification Outstanding Recorded Investment
Commercial real estate	1	$663
Commercial and industrial	2	33
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	—	—
Total	3	$696

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	December 31, 2021
(Dollars in thousands)	Number of Restructurings	Amount
Extended maturity date	3	$71
Temporary payment reduction and payment re-amortization of remaining principal over extended term	2	885
Temporary interest-only payment plan	1	14
Other payment concessions	1	2,604
Total	7	$3,574
Allowance for credit losses associated with TDR loans listed above		$33

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
ACL for loans and provision for credit loss activity

For the year ended December 31, 2021, the total provision for credit losses amounted to $1.8 million, and included provisions for credit losses on loans and unfunded commitments.

ACL for loans

The allowance for credit losses amounted to $47.7 million at December 31, 2021 and the ACL for loans to total loans ratio was 1.63% at December 31, 2021.

Changes in the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

(Dollars in thousands)	2021	2020	2019
Balance at beginning of year	$44,565	$33,614	$33,849
CECL adjustment upon adoption	6,560	—	—
Provision	543	12,499	1,180
Recoveries	363	346	778
Less: Charge-offs	4,327	1,894	2,193
Balance at end of year	$47,704	$44,565	$33,614
Changes in the allowance for credit losses by portfolio classification for the year ended December 31, 2021 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision	(786)	408	272	570	85	(6)	543
Recoveries	39	139	105	—	71	9	363
Less: Charge-offs	1,825	2,477	—	—	—	25	4,327
Ending Balance	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704

Ending allowance balance:
Allocated to loans individually evaluated for impairment	$896	$402	$—	$161	$—	$25	$1,484
Allocated to loans collectively evaluated for impairment	$30,951	$9,172	$4,090	$1,244	$465	$298	$46,220

Reserve for unfunded commitments

The Company’s reserve for unfunded commitments amounted to $3.7 million as of December 31, 2021 and $2.5 million at January 1, 2021. The provision for unfunded commitments amounted $1.2 million for the year ended December 31, 2021.

Other real estate owned ("OREO")

The Company carried no OREO at December 31, 2021 or December 31, 2020. During the year ended December 31, 2021, there was one addition to OREO, which was subsequently sold during the year. During the year ended December 31, 2020, there were no additions to or sales of OREO. For the years ended December 31, 2021, 2020 and 2019, there were no write downs of OREO.

At both December 31, 2021 and December 31, 2020, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
PRIOR PERIOD DISCLOSURES UNDER THE INCURRED LOSS METHODOLOGY

The prior year disclosures below were prepared under the incurred loss methodology, before the Company adopted the CECL methodology. See Note 4, "Allowance for Loans Losses," to the Company's audited consolidated financial statements contained in the 2020 Annual Report on Form 10-K for additional information about the incurred loss methodology.

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

Adversely classified loans-Prior Period

The following tables present the Company's credit risk profile for each portfolio classification by internally assigned adverse risk rating category as of the periods indicated:

	December 31, 2020
(Dollars in thousands)	Adversely Classified (1)			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$40,088	$197	$—	$1,437,950	$1,478,235
Commercial and industrial	7,901	2,293	—	425,466	435,660
Commercial construction	3,501	—	—	369,808	373,309
SBA paycheck protection program	—	—	—	453,084	453,084
Residential mortgages	474	—	—	252,497	252,971
Home equity	381	—	—	84,625	85,006
Consumer	41	—	—	8,940	8,981
Total gross loans	$52,386	$2,490	$—	$3,032,370	$3,087,246
__________________________________
(1) Prior to the adoption of CECL, the Company did not include special-mention risk rated loans as adversely classified.

Total adversely classified loans amounted to 1.79% at December 31, 2020.

Past due and non-accrual loans - Prior period

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

Impaired loans - Prior period

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The following table presents the average recorded investment in impaired loans by portfolio classification and the related interest recognized during the twelve months indicated:

	Year ended December 31, 2020		Year ended December 31, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate	$19,606	$138	$17,033	$509
Commercial and industrial	8,639	168	11,135	385
Commercial construction	5,991	22	2,158	81
SBA PPP	—	—
Residential mortgages	854	8	1,024	18
Home equity	410	(1)	447	—
Consumer	36	2	28	—
Total	$35,536	$337	$31,825	$993
All payments received on impaired loans in non-accrual status are applied to principal. Interest income that was not recognized on loans that were deemed impaired as of December 31, 2020, and 2019, amounted to $1.4 million, and $1.0 million, respectively.

TDRs-Prior Period

Total TDR loans, included in the impaired loan balances above, as of December 31, 2020, were $17.7 million. TDR loans on accrual status amounted to $10.3 million at December 31, 2020. TDR loans included in non-performing loans amounted to $7.5 million at December 31, 2020.

The following table presents number and balance of loans modified as TDRs, by portfolio classification, during the twelve months indicated:

	Year ended
	December 31, 2020
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	3	$1,858	$1,838
Commercial and industrial	5	976	344
Commercial construction	6	4,754	2,765
SBA PPP	—	—	—
Residential mortgages	—	—	—
Home equity	1	167	167
Consumer	1	1	—
Total	16	$7,756	$5,114

There were $1.1 million subsequent charge-offs associated with the new TDRs noted in the table above during the year ended December 31, 2020.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The following table presents loans modified as TDRs within the preceding twelve months, which have defaulted on the modified terms during the during the year ended December 31, 2020:

	Year ended
	December 31, 2020
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	3	$1,838
Commercial and industrial	2	172
Commercial construction	4	1,798
SBA PPP	—	—
Residential mortgages	—	—
Home equity	1	168
Consumer	—	—
Total	10	$3,976

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the twelve-month periods indicated:

	Year ended
	December 31, 2020
(Dollars in thousands)	Number of Restructurings	Amount
Extended maturity date	2	$150
Temporary payment reduction and payment re-amortization of remaining principal over extended term	10	3,316
Forbearance of post default rights	4	1,648
Total	16	$5,114
Amount of specific reserves included in the allowance for loan losses associated with TDRs listed above		$386

Allowance for loan loss activity-Prior Period

The allowance for loan losses amounted to $44.6 million at December 31, 2020. The allowance for loan losses to total loans ratio was 1.45% at December 31, 2020.

Changes in the allowance for loan losses by portfolio classification for the year ended December 31, 2020 are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance	$18,338	$9,129	$4,149	$1,195	$536	$267	$33,614
Provision for loan losses for loans	8,417	683	3,280	335	(114)	(102)	12,499
Recoveries	—	265	—	—	45	36	346
Less: Charge-offs	—	561	1,300	—	—	33	1,894
Ending Balance	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
Ending allowance balance:
Allocated to loans individually evaluated for impairment	$3,454	$2,713	$—	$—	$—	$18	$6,185
Allocated to loans collectively evaluated for impairment	$23,301	$6,803	$6,129	$1,530	$467	$150	$38,380

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(5) Premises and Equipment

Premises and equipment at December 31, 2021, and 2020, are summarized as follows:

(Dollars in thousands)	2021	2020
Land and land improvements	$9,090	$9,090
Bank premises and leasehold improvements	53,857	51,312
Computer software and equipment	14,600	13,953
Furniture, fixtures, and equipment	23,734	22,743
Total premises and equipment, before accumulated depreciation	101,281	97,098

Less accumulated depreciation	(56,592)	(50,390)
Total premises and equipment, net of accumulated depreciation	$44,689	$46,708

Total depreciation expense related to premises and equipment amounted to $6.2 million, $5.4 million, and $4.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

(6)    Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12-months or less and immaterial equipment leases have been excluded. As of December 31, 2021, the Company had 17 active operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Lease expenses for the years ended December 31, 2021, 2020 and 2019 amounted to $1.5 million, $1.3 million and $1.4 million, respectively. Variable lease costs and short-term lease expenses included in lease expense during this period were immaterial.

The weighted average remaining lease term for operating leases at December 31, 2021 and 2020 was 29.8 years and 26.6 years, respectively. The weighted average discount rate was 3.48% and 3.80% at December 31, 2021 and 2020, respectively.

At December 31, 2021, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2022	$1,376
2023	1,403
2024	1,431
2025	1,438
2026	1,449
Thereafter	31,533
Total lease payments	$38,630
Less: Imputed interest	15,003
Total lease liability	$23,627

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(7)Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2021	2020
Non-interest checking	$1,364,258	$1,164,908
Interest-bearing checking	743,587	599,630
Savings	310,244	256,347
Money market	1,355,701	1,210,414
CDs $250,000 or less	154,403	176,895
CDs greater than $250,000	52,046	68,074
Total customer deposits	3,980,239	3,476,268
Brokered deposits(1)	—	74,995
Total deposits	$3,980,239	$3,551,263
__________________________________________
(1)     Brokered deposits which are individually $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $546.7 million and $508.4 million at December 31, 2021 and December 31, 2020, respectively.

The aggregate amounts of overdrawn deposits that have been reclassified as loan balances were $472 thousand and $330 thousand at December 31, 2021 and 2020, respectively.

The following table shows the scheduled maturities of CDs (December 31, 2020 includes brokered CDs with weighted average remaining lives of less than six months):

(Dollars in thousands)	2021	2020
Due in less than twelve months	$154,465	$265,833
Due in over one year through two years	43,302	37,908
Due in over two years through three years	6,882	12,305
Due in over three years through four years	1,078	3,365
Due in over four years through five years	491	515
Due in over five years	231	38
Total CDs	$206,449	$319,964

(8)Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, for the years indicated are summarized as follows:

	2021		2020		2019
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Borrowed funds	$5,479	1.07%	$4,774	0.30%	$96,173	1.86%
Subordinated debt	58,979	5.54%	73,744	5.69%	14,872	6.22%
Total borrowed funds and subordinated debt	$64,458	5.16%	$78,518	5.36%	$111,045	2.44%

At December 31, 2021, 2020 and 2019, borrowed funds were comprised solely of FHLB borrowings.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The contractual maturity distribution as of December 31, 2021, of borrowed funds with the weighted average cost for each category is set forth below:

	2021		2020		2019
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Overnight	$—	—%	$—	—%	$92,000	1.85%
Within 12 months	2,485	0.29%	4,316	0.33%	3,697	2.22%
Over 5 years	2,994	1.70%	458	—%	476	—%

At December 31, 2021, 2020, and 2019, outstanding FHLB borrowings, excluding overnight advances, included specific lending projects under the FHLB's community development program.

Maximum FHLB and other borrowings outstanding at any month end during 2021 was $8.6 million and $96.2 million for both 2020 and 2019.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated:

	Year ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$7,632	0.79%	$35,762	1.65%	$15,885	2.42%
FRB PPPLF advances	—	—%	4,703	0.35%	—	—%
Other borrowings	—	—%	14	1.07%	55	2.64%
Total borrowed funds	$7,632	0.79%	$40,479	1.50%	$15,940	2.42%

The Company's primary borrowing source is the FHLB, however the Company may choose to borrow from other established business partners. "Other borrowings" represents overnight advances from the FRB discount window or federal funds purchased from correspondent banks, advanced as part of our annual test of these external funding facilities.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company's investment portfolio not otherwise pledged and certain residential and commercial real estate loans. At December 31, 2021, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $790.0 million. In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB discount window up to approximately $350.0 million at December 31, 2021. The Bank also has pre-approved borrowing arrangements with large correspondent banks to provide overnight and short-term borrowing capacity. In April 2020, the Company established access to the FRB's PPPLF, which provided funding secured by the pledge of PPP loans. Advances issued under the PPPLF were non-recourse. The amount and term of an advance matched the amount and remaining term of the PPP loans pledged. The FRB's PPPLF program expired on July 31, 2021.

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.0 million, and $73.7 million at December 31, 2021, and December 31, 2020, respectively.

On July 7, 2020, the Company issued $60.0 million of fixed-to-floating rate, 10 year subordinated notes due 2030 (the "2020 Notes"), and callable at the Company's option on or after July 15, 2025. In January 2015, the Company issued $15.0 million of fixed-to-floating rate, 15 year subordinated notes due 2030 (the "2015 Notes") which were redeemed by the Company on March 31, 2021, as discussed below. The July 2020 Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The July 2020 Notes pay interest at a fixed rate of 5.25% per annum through October 15, 2025, after which floating quarterly rates apply. Original debt issuance costs were $1.2 million and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the July 2020 Notes.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
On March 31, 2021, the Company redeemed the 2015 Notes which were due in January 30, 2030. The redemption of the 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

(9)Derivatives and Hedging Activities

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of December 31, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$36,263	$528	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	36,263	528
Total back-to-back interest-rate swaps	$36,263	$528	$36,263	$528

	As of December 31, 2020
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$75,000	$2,814
Total cash flow hedge interest-rate swaps	$—	$—	$75,000	$2,814

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$38,027	$2,286	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	38,027	2,286
Total back-to-back interest-rate swaps	$38,027	$2,286	$38,027	$2,286
__________________________________________
(1)    Accrued interest balances related to the Company’s interest rate swaps are not included in the fair values above and are immaterial.
(2)    The assets and liabilities related to the pay fixed, receive floating interest-rate contracts are subject to a master netting agreement and are presented net in the Consolidated Balance Sheet.
The Company had no derivative fair value hedges at either December 31, 2021 or December 31, 2020.

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

During the first quarter of 2020, the Company entered into three pay fixed, receive float interest rate swaps to hedge the variable cash flows associated with short-term wholesale funding. Each swap had a notional value of $25.0 million with respective maturities of three years, four years and five years. In August 2021, all three interest rate swaps with notional values totaling $75.0 million were terminated resulting in a $1.8 million loss on termination of swaps, which is reported as a component of non-interest income. The Company terminated these interest-rate swaps and accelerated the reclassification of the loss from other comprehensive income to earnings as a result of hedged forecasted transactions becoming probable not to occur.

Back-to-Back swaps

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into equal and opposite interest-rate swap with a swap counterparty.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 10 interest-rate swaps outstanding at both December 31, 2021 and December 31, 2020. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the years ended December 31, 2021, December 31, 2020, or December 31, 2019.

At December 31, 2021 and December 31, 2020, all of the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheet.

Credit Risk

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

The Company had one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at December 31, 2021. The Company had no credit risk exposure at either December 31, 2021 or December 31, 2020 relating to interest-rate swaps with counterparties. When the Company has credit risk exposure, collateral is received from the counterparty and held by the Company. Collateral held by the Company is restricted and not considered an asset of the Company. Therefore, it is not carried on the Company's Consolidated Balance Sheet. If the Company posts collateral, the cash is restricted, it is considered an asset of the Company and is carried on the Company's Consolidated Balance Sheet. The Company posted cash collateral of $840 thousand and $5.3 million at December 31, 2021 and December 31, 2020, respectively.

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of December 31, 2021, the fair value of derivatives was in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements was $528 thousand. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral at December 31, 2021 as noted above.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan. At both December 31, 2021 and December 31, 2020, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At December 31, 2021, management considers the risk of material swap loss exposure related to this participation loan to be unlikely based the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

At December 31, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

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

Financial instruments with off-balance sheet credit risk at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
Commitments to originate loans	$38,653	$22,957
Commitments to originate residential mortgages loans for sale	—	3,121
Commitments to sell residential mortgage loans	—	3,493
Letters of credit	23,164	28,038
Unadvanced portions of commercial real estate loans	22,035	14,935
Unadvanced portions of commercial loans and lines	565,921	530,525
Unadvanced portions of construction loans (commercial & residential)	325,348	228,309
Unadvanced portions of home equity lines	126,651	118,686
Unadvanced portions of consumer loans	4,263	4,269

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
believe resolution of any present litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(11)Comprehensive (Loss) Income

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year ended December 31, 2021			Year ended December 31, 2020
(Dollars in thousands)	Pre-Tax	Tax (Expense) Benefit	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$(25,077)	$5,622	$(19,455)	$17,841	$(3,958)	$13,883
Less: net security gains reclassified into non-interest income	128	(29)	99	227	(50)	177
Net change in fair value of debt securities	(25,205)	5,651	(19,554)	17,614	(3,908)	13,706

Change in fair value of cash flow hedges	378	(106)	272	(3,328)	935	(2,393)
Less: net cash flow hedges losses reclassified into interest expense	(2,436)	685	(1,751)	(514)	144	(370)
Net change in fair value of cash flow hedges	2,814	(791)	2,023	(2,814)	791	(2,023)

Total other comprehensive (loss) income, net	$(22,391)	$4,860	$(17,531)	$14,800	$(3,117)	$11,683

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Year ended December 31, 2021			Year ended December 31, 2020
(Dollars in thousands)	Unrealized Gains on Debt Securities	Unrealized Losses on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Accumulated other comprehensive income - beginning balance	$24,216	$(2,023)	$22,193	$10,510	$—	$10,510
Total other comprehensive (loss) income, net	(19,554)	2,023	(17,531)	13,706	(2,023)	11,683
Accumulated other comprehensive income - ending balance	$4,662	$—	$4,662	$24,216	$(2,023)	$22,193

(12)Shareholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of December 31, 2021 had 12,038,382 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-K.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
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

In addition, the Company maintains a dividend reinvestment and direct stock purchase plan (together, the "DRSPP") which enables shareholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. During the years ended December 31, 2021, 2020, and 2019, the direct purchase component of the DRSPP was used by shareholders to purchase 407, 1,869 and 1,609 shares of the Company's common stock totaling $13 thousand, $44 thousand, and $48 thousand, respectively. See "Dividends" below for further information about the dividend reinvestment portion of the DRSPP.

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

Management believes, as of December 31, 2021, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2021, and December 31, 2020, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2021 and December 31, 2020 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
The Company
Total Capital to risk-weighted assets ("RWA")	$435,328	13.73%	$253,610	8.00%	N/A	N/A
Tier 1 Capital to RWA	336,577	10.62%	190,208	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	336,577	7.56%	177,978	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	336,577	10.62%	142,656	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$434,430	13.70%	$253,610	8.00%	$317,013	10.00%
Tier 1 Capital to RWA	394,658	12.45%	190,208	6.00%	253,610	8.00%
Tier 1 Capital to AA, Leverage Ratio	394,658	8.87%	177,978	4.00%	222,473	5.00%
Common Equity Tier 1 Capital to RWA	394,658	12.45%	142,656	4.50%	206,058	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
The Company
Total Capital to RWA	$415,999	14.62%	$227,631	8.00%	N/A	N/A
Tier 1 Capital to RWA	306,577	10.77%	170,723	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	306,577	7.52%	163,127	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	306,577	10.77%	128,042	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$413,862	14.55%	$227,631	8.00%	$284,538	10.00%
Tier 1 Capital to RWA	378,184	13.29%	170,723	6.00%	227,631	8.00%
Tier 1 Capital to AA, Leverage Ratio	378,184	9.27%	163,127	4.00%	203,909	5.00%
Common Equity Tier 1 Capital to RWA	378,184	13.29%	128,042	4.50%	184,950	6.50%
__________________________________________
(1)    Before application of the capital conservation buffer of 2.50% as of December 31, 2021 and December 31, 2020. See discussion below.
(2)    For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.
The Company is subject to the Basel III capital ratio requirements, which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2021.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The Basel III minimum capital ratio requirements as applicable to the Company and the Bank with the capital conservation buffer are summarized in the table below:

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
Total Capital to RWA	8.00%	2.50%	10.50%
Tier 1 Capital to RWA	6.00%	2.50%	8.50%
Tier 1 Capital to AA, or Leverage Ratio	4.00%	N/A	4.00%
Common equity tier 1 capital to RWA	4.50%	2.50%	7.00%

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

Dividends

Neither the Company nor the Bank may declare or pay dividends on its stock if the effect thereof would cause shareholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company. Under Massachusetts law, trust companies such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock. Any dividend payment that would exceed the total of the Bank's net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. Applicable provisions of the FDIC Improvement Act also prohibit a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become "undercapitalized." Any restrictions, regulatory or otherwise, on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

For the year ended December 31, 2021, the Company declared $8.9 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 36,651 shares of the Company's common stock totaling $1.3 million. During the year ended December 31, 2020, the Company declared $8.3 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 50,506 shares of the Company's common stock totaling $1.2 million. In 2019, the Company declared $7.5 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 39,176 shares of the Company's common stock totaling $1.2 million. See "Shares Authorized and Share Issuance" above in this Note 12 of this Form 10-K for more information on the DRSPP, including the direct stock purchase component of the plan.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(13)Employee Benefit Plans

Defined Contribution Plans

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of an employee's contribution, as determined by the Compensation and Human Resources Committee of the Board of Directors, is matched by the Company. During the years ended December 31, 2021, 2020, and 2019 the Company's percentage match was 70% up to the first 6% contributed by the employee.

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate in the 401(k) plan. Vesting for the Company's 401(k) retirement plan matching contribution is based on years of service with participants becoming 25% vested on the anniversary of their hire date and each subsequent year until they are 100% vested following four years of service. Unvested amounts not distributed to an employee following termination of employment are used to offset plan expenses and the Company's matching contributions.

The Company's expense for the 401(k) plan match was $1.7 million, $1.6 million, and $1.5 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

Additionally, on December 11, 2018, the Board approved and adopted the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan. The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of management employees. Total expenses for the deferred compensation plan were $611 thousand and $249 thousand for the years ended December 31, 2021 and 2020, respectively.

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

The amounts charged to expense for the SERP are included in the table below. The Company anticipates accruing an additional $53 thousand to the SERP for the year ending December 31, 2022.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,923	$2,064	$2,174
Net periodic benefit cost:
Interest cost	61	61	84
Actuarial loss (gain)	—	74	82
Net periodic benefit costs	$61	$135	$166

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$1,708	$1,923	$2,064

Funded status:
Accrued liability as of December 31	$(1,708)	$(1,923)	$(2,064)

Discount rate used for benefit obligation(1)	3.25%	3.25%	4.00%
__________________________________________
(1)Management utilizes the Moody's 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

 SERP benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)	Payments
2022	$276
2023	276
2024	276
2025	276
2026	276
2027-2031	560

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The following table provides a reconciliation of the changes in the post-retirement supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,631	$2,424	$2,084
Net periodic benefit cost:
Service cost	(23)	(21)	(16)
Interest cost	83	87	95
Actuarial loss (gain)	(71)	141	261
Total net period cost	$(11)	$207	$340
Benefit obligation at end of year	$2,620	$2,631	$2,424

Funded status:
Accrued liability as of December 31	$(2,620)	$(2,631)	$(2,424)

Discount rate used for benefit obligation(1)	3.25%	3.25%	4.00%
__________________________________________
(1)    Management utilizes the Moody's 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for supplemental life insurance are included in the table above. The Company anticipates accruing an additional $117 thousand to the plan for the year ending December 31, 2022.

(14)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended. The 2016 plan permits the Board to grant, under various terms, common stock, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors, and consultants. Option exercises and restricted stock vesting may be net exercised or net settled to cover option costs and employee tax obligations under the terms of the respective plan. As of December 31, 2021, 507,699 common shares remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired plan remain outstanding and may be exercised through 2028.
The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses. Total stock-based compensation expense was $2.1 million for the year ended December 31, 2021 and $1.9 million for the years ended December 31, 2020, and, 2019. The total tax benefit recognized related to the stock-based compensation expense was $579 thousand, $535 thousand, and $526 thousand for the years ended 2021, 2020 and 2019, respectively.
Tax benefits associated with employee exercises and vesting of stock compensation of approximately $85 thousand and $137 thousand were recorded as reductions of the Company's income tax expense for the years ended December 31, 2021 and December 31, 2019, respectively, compared with a tax expense of $25 thousand for the year ended December 31, 2020. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then current market price of the Company's stock in comparison to the compensation cost recognized in the Company's consolidated financial statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
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

The table below provides a summary of the stock options granted, including the weighted average fair value, the fair value as a percentage of the market value of the underlying stock at the date of grant and the average assumptions used in the model for the years indicated:

Stock Option Awards	2021	2020	2019
Stock options granted	17,580	24,208	23,218
Term in years	10	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	37%	33%
Expected dividend yield	3.01%	3.43%	2.75%
Expected life in years	6.5	6.5	6.5
Risk-free interest rate	1.28%	1.02%	2.58%
Weighted average market price on date of grants	$32.73	$28.22	$29.84
Per share weighted average fair value	$11.95	$8.41	$8.70
Fair value as a percentage of market value at grant date	36%	30%	29%

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
Stock option transactions during the year ended December 31, 2021 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2020	181,302	$24.07	5.3	$627
Granted	17,580	32.73
Exercised	11,347	20.16
Forfeited/Expired	643	30.24
Outstanding December 31, 2021	186,892	$25.10	4.9	$3,704

Vested and Exercisable at December 31, 2021	128,203	$22.60	3.4	$2,861

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company's common stock on December 31, 2021 and the exercise price, multiplied by the number of stock options outstanding. The intrinsic value will change based on the fair market value of the Company's common stock. If the closing price was less than the exercise price of the stock option, no intrinsic value was assigned to the grant. The intrinsic value of stock options vested and exercisable represents the total pretax intrinsic value that would have been received by the stock option holders had all in-the-money vested stock option holders exercised their options on December 31, 2021. At December 31, 2021, 128,203 of the vested and exercisable stock options were in-the money.

Cash received from stock option exercises amounted to $159 thousand, $21 thousand, and $185 thousand during the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of stock options exercised amounted to $173 thousand, $8 thousand, and $659 thousand during the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid by the Company for the net settlement of stock options to cover employee tax obligations amounted to $16 thousand and $157 thousand during the years ended December 31, 2021 and 2019, respectively. The Company paid no cash for the net settlement of stock options to cover employee tax obligations during the year ended December 31, 2020.

Stock option activity during the year ended December 31, 2021 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2020	59,244	$9.27
Granted	17,580	11.95
Vested	17,528	9.73
Forfeited	607	9.63
Unvested December 31, 2021	58,689	$9.93

The total fair value of stock options vested (based on grant date fair value) during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $171 thousand, $216 thousand, and $187 thousand, respectively.

Compensation expense recognized in association with the stock option awards amounted to $187 thousand for the year ended December 31, 2021 and $190 thousand for the years ended December 31, 2020, and 2019. The total tax benefit recognized related to the stock option expense was $52 thousand, $53 thousand, and $54 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, there was $342 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.5 years.

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

The table below provides a summary of restricted stock awards granted during the years indicated:

Restricted Stock Awards (number of underlying shares)	2021	2020	2019
Two-year vesting	8,109	8,295	8,368
Four-year vesting	24,307	26,015	22,403
Performance-based vesting	21,559	25,001	24,427
Total restricted stock awards	53,975	59,311	55,198

Weighted average grant date fair value	$32.73	$28.22	$29.84

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

Upon vesting, restricted stock awards may be net settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. During the years ended December 31, 2021, 2020, and 2019 the Company paid $330 thousand, $233 thousand, and $245 thousand, respectively, to net settle the vesting of restricted stock awards to cover employee tax obligations.

Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still effective.

The following table sets forth a summary of the activity for the Company's restricted stock awards:

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share
Unvested December 31, 2020	116,174	$29.70
Granted	53,975	32.73
Vested/released	53,960	30.78
Forfeited	2,318	30.61
Unvested December 31, 2021	113,871	$30.61

Stock-based compensation expense recognized in association with the restricted stock awards amounted to $1.6 million for the year ended December 31, 2021, and $1.4 million during each of the years ended 2020, and 2019. The total tax benefit recognized related to restricted stock award compensation expense was $456 thousand, $402 thousand, and $401 thousand for the years ended 2021, 2020, and 2019, respectively.

As of December 31, 2021, there remained $2.0 million of unrecognized compensation expense related to the restricted stock awards. That cost is expected to be recognized over the remaining weighted average vesting period of 2.2 years.

The total fair value of restricted stock awards vested (based on grant date fair value) during the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.3 million, and $1.2 million, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
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

The 2021 stock in lieu of directors' fees expense was $252 thousand, which represented 7,375 shares issued to Directors in January 2022, at a price of $34.14 per share, and was based on the Company's average quarterly close price in 2021. In 2020, the corresponding expense was $286 thousand, which represented 11,532 shares issued to Directors in January 2021, at a price of $24.77 per share, and was based on the Company's average quarterly close price in 2020. In 2019, the corresponding expense was $253 thousand, which represented 8,346 shares issued to Directors in January 2020, at a price of $30.35 per share, and was based on the Company's average quarterly close price in 2019. The total tax benefit recognized related to the stock in lieu of directors' fees for meeting attendance was $71 thousand, $80 thousand, and $71 thousand, for the years ended 2021, 2020 and 2019, respectively.

(15) Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2021	2020	2019
Current expense:
Federal	$10,786	$11,305	$7,728
State	3,771	4,542	3,028
Total current expense	14,557	15,847	10,756
Deferred benefit:
Federal	(945)	(3,940)	(339)
State	(25)	(1,735)	(36)
Total deferred benefit	(970)	(5,675)	(375)

Total income tax expense	$13,587	$10,172	$10,381

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% for 2021, 2020, and 2019 to income before taxes as follows:

(Dollars in thousands)	2021	2020	2019
Computed income tax expense at statutory rate	$11,709	$8,742	$9,362
State income taxes, net of federal tax benefit	2,959	2,218	2,364
Tax-exempt income, net of disallowance	(832)	(865)	(894)
Bank-owned life insurance income, net	(172)	(123)	(134)
Tax expense (benefit) from stock compensation	(85)	25	(137)
Other	8	175	(180)
Total income tax expense	$13,587	$10,172	$10,381

Effective income tax rate	24.4%	24.4%	23.3%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

(Dollars in thousands)	2021	2020
Deferred tax asset:
Allowance for Credit Losses	$14,277	$12,415
Depreciation	2,454	2,174
Supplemental employee retirement plans	794	717
Deferred compensation and benefits	2,799	291
Non-accrual interest	699	610
Stock-based compensation expense	667	662
Lease liability	6,562	4,886
Cashflow hedge swap	—	791
Deferred fees on PPP loans	689	2,808
Other	820	13
Total	29,761	25,367

Deferred tax liability:
Goodwill	1,571	1,576
Net unrealized gains on equity securities	80	31
Net unrealized gains on debt securities	1,245	6,896
Deferred origination costs	612	645
Lease ROU asset	6,562	4,886
Other	47	43
Total	10,117	14,077

Net deferred tax asset	$19,644	$11,290

Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement and tax basis of assets and liabilities, calculated using currently enacted tax rates. Management records net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including recent financial operations and projected future taxable income. Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2021. However, factors beyond management's control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total income taxes during the years ended December 31, 2021, 2020, and 2019 of $12.3 million, $17.7 million, and $10.6 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2021 or December 31, 2020.

The Company invests in qualified affordable housing projects as a limited partner. during the years ended December 31, 2021, 2020 and 2019, the Company recognized $71 thousand of Federal Low Income Housing tax credits per year. The Company anticipates that it will receive additional tax credits related to the Federal Low Income Housing Tax Credit program in the amount of $36 thousand which is expected to be realized within one year.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(16)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years indicated:

	2021	2020	2019
Basic weighted average common shares outstanding	12,005,838	11,897,813	11,789,570
Dilutive shares	45,455	21,695	40,248
Diluted weighted average common shares outstanding	12,051,293	11,919,508	11,829,818

There were 31,677, 75,870 and 52,219 stock options outstanding at December 31, 2021, December 31, 2020, and December 31, 2019, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the years ended December 31, 2021, 2020, and 2019. These stock options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 113,871 shares and 116,174 shares as of December 31, 2021 and December 31, 2020, respectively.

(17)    Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2021
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$956,430	$—	$956,430	$—
Equity securities	1,785	1,785	—	—
FHLB stock	2,164	—	2,164	—
Interest-rate swaps	528	—	528	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	15,210	—	—	15,210

Liabilities measured on a recurring basis:
Interest-rate swaps	$528	$—	$528	$—

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company did not transfer any assets between the fair value measurement levels during the years ended December 31, 2021 or December 31, 2020.

All of the Company's debt securities are considered "available-for-sale" and are carried at fair value. The debt security category above may include federal agency obligations, U.S. treasury securities, commercial and residential federal agency MBS, municipal securities, corporate bonds, and CDs, as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its debt securities. Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association's standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Therefore, management regards the inputs and methods used by third-party pricing vendors to be "Level 2 inputs and methods" as defined in the "fair value hierarchy." The Company periodically obtains a second price from an impartial third-party on debt securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

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

Individually evaluated loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy. A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific allowances assigned to the collateral dependent individually evaluated loans amounted to $1.0 million at December 31, 2021 compared to $5.8 million at December 31, 2020.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
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

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At December 31, 2021 and December 31, 2020, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2021 and December 31, 2020:

	Fair Value
(Dollars in thousands)	December 31, 2021	December 31, 2020	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$15,210	$18,733	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	December 31, 2021
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$2,872,980	$2,922,947	$—	$—	$2,922,947
Financial liabilities:
CDs	206,449	206,450	—	206,450	—
Borrowed funds	5,479	5,121	—	5,121	—
Subordinated debt	58,979	58,460	—	58,460	—

	December 31, 2020
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$371	$372	$—	$372	$—
Loans, net	3,029,295	3,064,791	—	—	3,064,791
Financial liabilities:
CDs	244,969	246,498	—	246,498	—
Brokered deposits	74,995	76,652	—	76,652	—
Borrowed funds	4,774	4,684	—	4,684	—
Subordinated debt	73,744	76,769	—	76,769	—

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

(18)Supplemental Cash Flow Information

The supplemental cash flow information for the years indicated is as follows:

(Dollars in thousands)	2021	2020	2019
Supplemental financial data:
Cash paid for: interest	$7,880	$13,612	$21,384
Cash paid for: income taxes	12,335	17,672	10,557
Cash paid for: lease liability	1,251	1,242	1,205
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	—	—	810
Transfer from loans to other real estate owned	2,400	—	255
ROU lease assets: operating leases(1)	6,608	27	19,635
_________________________________________
(1)Represents net new right of use ("ROU") lease assets added in the periods indicated.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
(19)Condensed Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2021	2020
Assets
Cash	$1,981	$3,302
Investment in subsidiaries	404,975	406,032
Other assets	365	430
Total assets	$407,321	$409,764
Liabilities and Shareholders' Equity
Liabilities
Subordinated debt	$58,979	$73,744
Accrued interest payable	1,444	1,591
Other liabilities	3	3
Total liabilities	60,426	75,338
Shareholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,038,382 and 11,937,795 shares issued, respectively	120	119
Additional paid-in capital	100,352	97,137
Retained earnings	241,761	214,977
Accumulated other comprehensive income	4,662	22,193
Total shareholders' equity	346,895	334,426
Total liabilities and shareholders' equity	$407,321	$409,764

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Equity in undistributed net income of subsidiaries	$22,985	$30,309	$29,329
Dividends distributed by subsidiaries	22,350	3,100	5,700
Total income	45,335	33,409	35,029
Interest expense	3,495	2,502	925
Other operating expenses	891	215	226
Total operating expenses	4,386	2,717	1,151
Income before income taxes	40,949	30,692	33,878
Benefit from income taxes	(1,222)	(764)	(322)
Net income	$42,171	$31,456	$34,200

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements
Parent Company Only Financial Statements

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$42,171	$31,456	$34,200
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(22,985)	(30,309)	(29,329)
Payment from subsidiary bank for stock compensation expense	2,094	1,872	1,869
Changes in:
Net decrease (increase) in other assets	66	(229)	(3)
Net (decrease) increase in other liabilities	(25)	385	12
Net cash provided by operating activities	21,321	3,175	6,749
Cash flows from investing activities:
Investment in subsidiary	—	(53,000)	—
Net cash provided by investing activities	—	(53,000)	—
Cash flows from financing activities:
Repayment of subordinated debt(2)	(14,887)	—	—
Proceeds from the issuance of subordinated debt	—	60,000	—
Cash dividends paid, net of dividend reinvestment plan	(7,627)	(7,105)	(6,371)
Proceeds from issuance of common stock	59	91	69
Net settlement for employee tax withholding on restricted stock and options	(346)	(233)	(402)
Net proceeds from exercise of stock options	159	21	185
Net cash (used in) provided by financing activities	(22,642)	52,774	(6,519)
Net (decrease) increase in cash and cash equivalents	(1,321)	2,949	230
Cash at beginning of year	3,302	353	123
Cash at end of year	$1,981	$3,302	$353

The Parent Company's Statements of Comprehensive Income and Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Shareholders' Equity and therefore are not presented here.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2021 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans
As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for credit losses for loans totaled $47.7 million as of December 31, 2021. The allowance for credit losses for loans consists of two components: the specific reserve for loans individually evaluated of $1.5 million and the general reserve for larger groups of homogeneous loans collectively evaluated of $46.2 million. The general reserve for larger groups of homogeneous loans collectively evaluated is evaluated on a pool basis. The Company has segmented the loan portfolio for groups of loans with similar risk characteristics by 1) loan type for pass-rated loans and 2) by internal risk rating for adversely classified loans not individually evaluated. The general reserve comprised of a quantitative reserve based on the Company’s historical loss experience, a qualitative reserve based on management’s evaluation of several judgmental qualitative or environmental factors, and economic forecasts over the estimated life of the loan pools. The qualitative or environmental factors used by the Company include considerations such as commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; the growth and composition of the loan portfolio; trends in risk classification of individual loans and higher risk problem assets;

the level of delinquent loans and non-performing loans; individually evaluated and restructured loans; the level of foreclosure activity; net charge-offs; and trends in the general levels of these indicators. In addition, the Company monitors expansion in the geographic market area; the experience level of lenders and any changes in underwriting criteria; and general conditions and development markets in the Company's local region as well as changes in the current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. The Company generally uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, reverts to historical loss rates. The evaluation and measurement of the qualitative or environmental and economic forecasts requires management to apply a high degree of judgment and involves assumptions that are sensitive to change, for which future adjustments to the allowance may be necessary.

We identified the qualitative component of the general reserve for loans collectively evaluated in the allowance for credit losses for loans as a critical audit matter because auditing the underlying qualitative or environmental factors and economic forecasts used in establishing the general reserve involved a high degree of auditor judgment given the high degree of subjectivity exercised by management.

Our audit procedures related to management’s evaluation and establishment of the qualitative component of the general reserve for loans collectively evaluated in the allowance for credit losses for loans included the following, among others:
•We obtained an understanding of the relevant controls related to the qualitative or environmental factors and economic forecasts applied to the general reserve for loans collectively evaluated in the allowance for credit losses for loans and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative or environmental factors and economic forecasts, including the data used in determining the qualitative or environmental factors and economic forecasts.
•We tested management’s process and significant judgments in the evaluation and establishment of the qualitative or environmental factors and economic forecasts used in the general reserve for loans collectively evaluated in the allowance for credit losses for loans, which included:
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
◦Evaluating the reasonableness of management’s indicators of current and forecasted economic factors, which include changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates, among others, by comparing these forecasts to external and internal information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Boston, Massachusetts
March 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Enterprise Bancorp, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively the financial statements) of the Company and our report dated March 10, 2022 expressed an unqualified opinion.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2021.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." Based on management's assessment, the Company believes that, as of December 31, 2021, the Company's internal control over financial reporting is effective based on these criteria.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page 130 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended December 31, 2021) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.Other Information

None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this Part III of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 3, 2022, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K. For additional information on availability of the Company's corporate governance guidelines, see the section titled "Company Website," contained in Item 1, "Business," of this Form 10-K.

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

4.3    Description of the Company's Common Stock Registered under Section 12 of the Exchange Act of 1934 incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-33912).

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

10.8.3    Amendment No. 1 to the Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, dated January 19, 2021, incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2021 (File No. 001-33912).
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

10.10.1    Specimen 2019 Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended incorporated by reference to exhibit 10.12.1 to the Company's Annual Report on Form 10-K filed on March 13, 2019 (File No.001-33912).

10.10.2    Specimen 2019 Restricted Stock Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended incorporated by reference to exhibit 10.12.2 to the Company's Annual Report on Form 10-K filed on March 13, 2019 (File No.001-33912).

10.10.3    Specimen 2019 Director Restricted Stock Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended incorporated by reference to exhibit 10.12.3 to the Company's Annual Report on Form 10-K filed on March 13, 2019 (File No.001-33912).

10.10.4    Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.11.1    Enterprise Bank and Trust Company 2019 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2019 (File No. 001-33912).

10.11.2.1    Enterprise Bank and Trust Company 2020 Variable Compensation Inventive Plan incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.11.2.2    Amendment to the Enterprise Bank and Trust Company 2020 Variable Compensation Inventive Plan incorporated by reference to the Company's Current Report on Form 8-K filed on November 16, 2020 (File No. 001-33912).

10.11.3    Enterprise Bank and Trust Company 2021 Variable Compensation Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2021 (File No. 001-33912).

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

10.15.4    Third Addendum to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2021 (File no. 001-33912).

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

101*    Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 were formatted in XBRL (eXtensible Business Reporting Language):
(i)    Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020,
(ii)    Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and
(vi)    Notes to Consolidated Financial Statements.

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

ENTERPRISE BANCORP, INC.
March 10, 2022	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 10, 2022
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 10, 2022
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 10, 2022
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 10, 2022
John P. Clancy, Jr.

/s/ John R. Clementi	Director	March 10, 2022
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 10, 2022
James F. Conway, III

/s/ Carole A. Cowan	Director	March 10, 2022
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 10, 2022
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 10, 2022
John T. Grady, Jr.

/s/ Mary Jane King	Director	March 10, 2022
Mary Jane King

/s/ John A. Koutsos	Director, Secretary	March 10, 2022
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 10, 2022
Joseph C. Lerner

/s/ Shelagh E. Mahoney	Director	March 10, 2022
Shelagh E. Mahoney

/s/ Richard W. Main	Director, President	March 10, 2022
Richard W. Main

/s/ Jacqueline F. Moloney	Director	March 10, 2022
Jacqueline F. Moloney

/s/ Luis M. Pedroso	Director, Assistant Secretary	March 10, 2022
Luis M. Pedroso

/s/ Michael T. Putziger	Director	March 10, 2022
Michael T. Putziger

/s/ Carol L. Reid	Director	March 10, 2022
Carol L. Reid

/s/ Nickolas Stavropoulos	Director	March 10, 2022
Nickolas Stavropoulos

/s/ Anita R. Worden	Director	March 10, 2022
Anita R. Worden

/s/ Joseph R. Lussier	Executive Vice President, Chief	March 10, 2022
Joseph R. Lussier	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Accounting Director	March 10, 2022
Michael K. Sullivan