Form 10-Q
period 2022-03-31
ENTERPRISE BANCORP INC /MA/
filed 2022-05-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
     ☐ Yes ☒ No

As of April 29, 2022, there were 12,103,946 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$45,233	$33,572
Interest-earning deposits with banks	384,454	403,004
Total cash and cash equivalents	429,687	436,576
Investments:
Debt securities at fair value (amortized cost of $959,181 and $950,523, respectively)	907,052	956,430
Equity securities at fair value	2,961	1,785
Total investment securities at fair value	910,013	958,215
Federal Home Loan Bank ("FHLB") stock	2,048	2,164
Loans:
Total loans	2,962,721	2,920,684
Allowance for credit losses	(48,424)	(47,704)
Net loans	2,914,297	2,872,980
Premises and equipment, net	45,130	44,689
Lease right-of-use asset	24,915	24,295
Accrued interest receivable	14,272	13,354
Deferred income taxes, net	32,999	19,644
Bank-owned life insurance	63,249	62,954
Prepaid income taxes	2,018	279
Prepaid expenses and other assets	10,190	7,013
Goodwill	5,656	5,656
Total assets	$4,454,474	$4,447,819
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,034,500	$3,980,239
Borrowed funds	2,974	5,479
Subordinated debt	59,009	58,979
Lease liability	24,301	23,627
Accrued expenses and other liabilities	22,405	31,063
Accrued interest payable	746	1,537
Total liabilities	4,143,935	4,100,924
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,103,188 and 12,038,382 shares issued and outstanding, respectively	121	120
Additional paid-in capital	101,139	100,352
Retained earnings	249,579	241,761
Accumulated other comprehensive (loss) income	(40,300)	4,662
Total shareholders' equity	310,539	346,895
Total liabilities and shareholders' equity	$4,454,474	$4,447,819
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Interest and dividend income:
Loans and loans held for sale	$30,695	$33,650
Investment securities	4,588	3,394
Other interest-earning assets	181	65
Total interest and dividend income	35,464	37,109
Interest expense:
Deposits	600	1,323
Borrowed funds	13	8
Subordinated debt	818	1,042
Total interest expense	1,431	2,373
Net interest income	34,033	34,736
Provision for credit losses	530	680
Net interest income after provision for credit losses	33,503	34,056
Non-interest income:
Wealth management fees	1,729	1,612
Deposit and interchange fees	1,802	1,606
Income on bank-owned life insurance, net	295	136
Net gains on sales of debt securities	1,062	128
Net gains on sales of loans	22	128
Other income	685	689
Total non-interest income	5,595	4,299
Non-interest expense:
Salaries and employee benefits	16,792	15,721
Occupancy and equipment expenses	2,415	2,381
Technology and telecommunications expenses	2,636	2,554
Advertising and public relations expenses	667	514
Audit, legal and other professional fees	710	567
Deposit insurance premiums	556	356
Supplies and postage expenses	220	227
Loss on extinguishment of subordinated debt	—	713
Other operating expenses	1,761	1,651
Total non-interest expense	25,757	24,684
Income before income taxes	13,341	13,671
Provision for income taxes	3,054	3,319
Net income	$10,287	$10,352

Basic earnings per share	$0.85	$0.87
Diluted earnings per share	$0.85	$0.86

Basic weighted average common shares outstanding	12,055,991	11,959,469
Diluted weighted average common shares outstanding	12,119,836	11,994,437
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Net income	$10,287	$10,352
Other comprehensive loss, net of tax
Net change in fair value of debt securities	(44,962)	(8,721)
Net change in fair value of cash flow hedges	—	583
Total other comprehensive loss, net of tax	(44,962)	(8,138)
Total comprehensive (loss) income, net	$(34,675)	$2,214

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				10,287		10,287
Other comprehensive loss, net					(44,962)	(44,962)
Common stock dividend declared ($0.205 per share)				(2,469)		(2,469)
Common stock issued under dividend reinvestment plan	8,915	—	346			346
Common stock issued, other	241	—	10			10
Stock-based compensation, net	59,949	1	659			660
Net settlement for employee taxes on restricted stock and options	(7,728)	—	(286)			(286)
Stock options exercised, net	3,429	—	58			58
Balance at March 31, 2022	12,103,188	$121	$101,139	$249,579	$(40,300)	$310,539

Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				10,352		10,352
Cumulative effect adjustment for ("CECL") adoption				(6,510)		(6,510)
Other comprehensive loss, net					(8,138)	(8,138)
Common stock dividend declared ($0.185 per share)				(2,209)		(2,209)
Common stock issued under dividend reinvestment plan	10,241	—	313			313
Common stock issued, other	251	—	7			7
Stock-based compensation, net	64,725	1	670			671
Net settlement for employee taxes on restricted stock and options	(5,157)	—	(159)			(159)
Stock options exercised, net	143	—	2			2
Balance at March 31, 2021	12,007,998	$120	$97,970	$216,610	$14,055	$328,755

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$10,287	$10,352
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	530	680
Depreciation and amortization	1,733	1,890
Stock-based compensation expense	478	451
Income on bank-owned life insurance, net	(295)	(136)
Net gains on sales of debt securities	(1,062)	(128)
Mortgage loans originated for sale	(819)	(12,009)
Proceeds from mortgage loans sold	841	4,963
Net gains on sales of loans	(22)	(128)
Net losses (gains) on equity securities	66	(84)
Changes in:
Net (increase) decrease in other assets	(6,123)	3,284
Net decrease in other liabilities	(8,879)	(4,352)
Net cash (used in) provided by operating activities	(3,265)	4,783
Cash flows from investing activities:
Proceeds from sales of debt securities	32,715	3,059
Purchase of debt securities	(66,833)	(55,567)
Proceeds from maturities, calls and pay-downs of debt securities	26,067	22,049
Net purchases of equity securities	(1,243)	(367)
Net sales (purchases) of FHLB capital stock	116	(105)
Net increase in loans	(42,142)	(37,336)
Additions to premises and equipment, net	(1,719)	(804)
Net cash used in investing activities	(53,039)	(69,071)
Cash flows from financing activities:
Net increase in deposits	54,261	264,898
Net (decrease) increase in borrowed funds	(2,505)	3,857
Repayment of subordinated debt	—	(15,600)
Loss on extinguishment of subordinated debt	—	713
Cash dividends paid, net of dividend reinvestment plan	(2,123)	(1,896)
Proceeds from issuance of common stock	10	7
Net settlement for employee taxes on restricted stock and options	(286)	(159)
Net proceeds from stock option exercises	58	2
Net cash provided by financing activities	49,415	251,822

Net (decrease) increase in cash and cash equivalents	(6,889)	187,534
Cash and cash equivalents at beginning of period	436,576	253,782
Cash and cash equivalents at end of period	$429,687	$441,316
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements
(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2021 audited consolidated financial statements and notes thereto contained in the 2021 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022 (the "2021 Annual Report on Form 10-K"). The Company has not materially changed its significant accounting policies from those disclosed in its 2021 Annual Report on Form 10-K. See Item (c), "Recent Accounting Pronouncements," below in this Note 1.

The accompanying unaudited consolidated interim financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company, commonly referred to as Enterprise Bank (the "Bank"). The Bank is a Massachusetts trust company and state chartered commercial bank organized in 1989. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries.

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

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

As discussed in the Company's 2021 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses ("ACL") for loans and available for sale securities, the reserve for unfunded commitments, and the impairment review of goodwill. Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements included in the Company's 2021 Annual Report on Form 10-K for accounting policies related to these significant estimates.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(c) Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application. For entities that have adopted ASU 2017-12, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2017-12. The Company expects that this ASU will not have a material impact to the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss ("CECL") methodology for estimating allowances for credit losses and enhances the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,, such as the Company, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. The Company is in the process of assessing the impact of this ASU on the consolidated financial statements.

Accounting pronouncements adopted by the Company
In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946). This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The rules reduce the required reporting periods to align them with the relevant financial statement periods required by SEC rules and requires certain statistical disclosures for annual periods, and interim disclosures if a material change in the information, or trend, has occurred. The amendments in this update are effective upon addition to the FASB Codification and apply to fiscal years ending on or after December 15, 2021. However, voluntary early compliance is permitted upon the effective date, provided that the rules are applied in their entirety. The amended disclosures did not have a material impact on the consolidated financial statements.

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from March 31, 2022, through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

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
(2)Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$65,840	$—	$2,983	$62,857
Residential federal agency MBS(1)	442,233	137	30,877	411,493
Commercial federal agency MBS(1)	67,943	478	603	67,818
Taxable municipal securities	279,183	765	20,062	259,886
Tax-exempt municipal securities	86,718	1,395	143	87,970
Corporate bonds	7,264	122	8	7,378
Subordinated corporate bonds	10,000	—	350	9,650
Total debt securities, at fair value	$959,181	$2,897	$55,026	$907,052

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$62,850	$—	$684	$62,166
Residential federal agency MBS(1)	412,902	2,406	9,113	406,195
Commercial federal agency MBS(1)	99,681	3,783	52	103,412
Taxable municipal securities	272,507	5,607	2,264	275,850
Tax-exempt municipal securities	87,024	5,648	—	92,672
Corporate bonds	8,559	441	—	9,000
Subordinated corporate bonds	7,000	135	—	7,135
Total debt securities, at fair value	$950,523	$18,020	$12,113	$956,430
__________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly owned government entity.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $23.0 million and $22.9 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, management performed its quarterly analysis of all securities with unrealized losses and determined that all were attributable to significant increases in market interest rates. Management concluded that no ACL for available-for-sale securities was considered necessary as of March 31, 2022.

Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable” line item on the Company’s Consolidated Balance Sheets, amounted to $4.1 million and $3.2 million at March 31, 2022 and December 31, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 months		12 months or longer			Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$62,857	$2,983	$—		$—	$62,857	$2,983	10
Residential federal agency MBS	308,437	21,907	75,993		8,970	384,430	30,877	78
Commercial federal agency MBS	17,560	603	—		—	17,560	603	5
Taxable municipal securities	214,772	19,245	6,152		817	220,924	20,062	219
Tax-exempt municipal securities	7,975	143	—		—	7,975	143	12
Corporate bonds	745	8	—		—	745	8	3
Subordinated corporate bonds	9,650	350	—	350000	—	9,650	350	5
Total	$621,996	$45,239	$82,145		$9,787	$704,141	$55,026	332

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$62,166	$684	$—	$—	$62,166	$684	9
Residential federal agency MBS	272,863	6,992	51,281	2,121	324,144	9,113	44
Commercial federal agency MBS	4,897	52	—	—	4,897	52	1
Taxable municipal securities	117,388	2,023	6,727	241	124,115	2,264	118
Total	$457,314	$9,751	$58,008	$2,362	$515,322	$12,113	172

The contractual maturity distribution at March 31, 2022 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,518	$13,580
Due after one, but within five years	164,893	163,441
Due after five, but within ten years	276,771	261,097
Due after ten years	503,999	468,934
Total debt securities	$959,181	$907,052

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $169.3 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $895.9 million and $949.3 million at March 31, 2022 and December 31, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Sales of debt securities for the three months ended March 31, 2022 and March 31, 2021 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Amortized cost of debt securities sold (1)	$31,653	$2,931
Gross realized gains on sales	1,062	128
Gross realized losses on sales	—	—
Total proceeds from sales of debt securities	$32,715	$3,059
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

The Company held equity securities with a fair value of $3.0 million at March 31, 2022 and $1.8 million at December 31, 2021. At March 31, 2022, the equity portfolio consisted primarily of investments in index funds and common stock of individual entities in the financial services industry held to support operations and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three months ended March 31, 2022 and March 31, 2021 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Net (losses) gains recognized during the period on equity securities	$(66)	$84
Less: Net gains (losses) recognized on equity securities sold during the period	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the end of the period (included in other income)	$(66)	$84

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(3)Loans

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial real estate	$1,779,691	$1,680,792
Commercial and industrial	408,341	412,070
Commercial construction	375,709	410,443
SBA Paycheck Protection Program ("PPP")	32,153	71,502
Total commercial loans	2,595,894	2,574,807

Residential mortgages	280,507	256,940
Home equity loans and lines	78,557	80,467
Consumer	7,763	8,470
Total retail loans	366,827	345,877
Total loans	2,962,721	2,920,684

ACL for loans	(48,424)	(47,704)
Net loans	$2,914,297	$2,872,980

Net deferred loan origination fees amounted to $6.2 million at March 31, 2022 and $7.5 million at December 31, 2021.

Accrued interest receivable on loans amounted to $10.2 million at both March 31, 2022 and December 31, 2021, respectively, and was included in the "Accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $44.0 million at March 31, 2022 and $62.6 million at December 31, 2021. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Paycheck Protection Program

The PPP was created by the CARES Act and instituted by the Small Business Administration ("SBA"), with SBA funding of PPP loans beginning in April 2020, until the PPP funding expired on May 31, 2021. Over the funding period, the Company originated $717.2 million in short-term PPP loans. As of March 31, 2022, the Company had received $26.2 million in PPP-related SBA processing fees over the funding period. These deferred fees are accreting into interest income over the life of the applicable loans; as the majority of PPP loans have been forgiven, their remaining unearned fee have been recognized into income at that time. For the three months ended March 31, 2022, and 2021, the Company recognized $1.4 million and $4.9 million, respectively, in PPP related fee income. The majority of the remaining $1.0 million in fees are expected to be recognized as the PPP loans are forgiven, which we expect to occur over the next several quarters.

Management believes the Company's PPP loan portfolio, which had an average loan size of approximately $147 thousand as of March 31, 2022, to be of minimal credit risk. Originations were limited to existing bank customers, and management expects the majority of outstanding PPP loans will be forgiven by the SBA or repaid, with any remaining balance fully guaranteed by the SBA. Management has segmented the PPP loan portfolio as a group of loans with similar risk characteristics in its assessment for credit losses and, as of March 31, 2022, has not recorded an ACL on these loans, but will continue to monitor the PPP loan portfolio.

Loans serviced for others

At March 31, 2022 and December 31, 2021, the Company was servicing residential mortgage loans owned by investors amounting to $10.0 million and $10.4 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $60.2 million and $66.7 million at March 31, 2022 and December 31, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial real estate	$135,528	$143,056
Residential mortgages	220,913	235,744
Home equity	4,741	5,055
Total loans pledged to FHLB	$361,182	$383,855

(4)ACL for Loans

On January 1, 2021, the Company adopted CECL under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the reserve for unfunded commitments (included in other liabilities) increased by $2.4 million.

There have been no material changes to the Company's ACL methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2021. See Note 4, "ACL for Loans," to the Company's audited consolidated financial statements contained in the 2021 Annual Report on Form 10-K.

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
The following tables presents the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at March 31, 2022
	Term Loans by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$142,457	$404,466	$198,947	$239,092	$118,389	$634,119	$2,234	$—	$1,739,704
Special mention	—	—	—	780	795	7,902	—	—	9,477
Substandard	—	—	—	2,120	2,737	25,493	—	—	30,350
Doubtful	—	—	—	—	160	—	—	—	160
Total commercial real estate	142,457	404,466	198,947	241,992	122,081	667,514	2,234	—	1,779,691

Commercial and industrial
Pass	10,703	59,959	38,375	33,828	15,942	54,510	183,235	276	396,828
Special mention	—	—	—	2,158	889	1,123	3,274	—	7,444
Substandard	—	—	—	14	126	921	3,003	5	4,069
Total commercial and industrial	10,703	59,959	38,375	36,000	16,957	56,554	189,512	281	408,341

Commercial construction
Pass	33,530	167,624	79,790	43,519	23,594	4,081	22,407	137	374,682
Substandard	—	—	—	—	—	1,027	—	—	1,027
Total commercial construction	33,530	167,624	79,790	43,519	23,594	5,108	22,407	137	375,709

SBA PPP(1)	—	27,567	4,586	—	—	—	—	—	32,153

Residential mortgages
Pass	38,936	75,769	54,152	23,289	21,018	65,066	—	—	278,230
Special mention	—	—	—	—	—	584	—	—	584
Substandard	—	—	—	—	—	1,693	—	—	1,693
Total residential mortgages	38,936	75,769	54,152	23,289	21,018	67,343	—	—	280,507

Home equity
Pass	213	899	475	493	—	2,055	73,304	881	78,320
Substandard	—	—	—	—	—	237	—	—	237
Total home equity	213	899	475	493	—	2,292	73,304	881	78,557

Consumer
Pass	725	2,294	1,371	1,484	889	825	—	175	7,763
Total consumer	725	2,294	1,371	1,484	889	825	—	175	7,763
Total loans	$226,564	$738,578	$377,696	$346,777	$184,539	$799,636	$287,457	$1,474	$2,962,721

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2021
	Term Loans by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$402,838	$220,942	$239,248	$120,286	$173,652	$479,298	$3,019	$—	$1,639,283
Special mention	—	—	989	802	—	7,626	—	—	9,417
Substandard	—	—	2,628	3,111	12,842	13,336	—	—	31,917
Doubtful	—	—	—	175	—	—	—	—	175
Total commercial real estate	402,838	220,942	242,865	124,374	186,494	500,260	3,019	—	1,680,792

Commercial and industrial
Pass	64,555	40,333	36,177	19,754	14,983	44,835	174,320	1,243	396,200
Special mention	—	644	2,173	958	59	1,431	4,053	18	9,336
Substandard	—	—	15	100	25	3,845	2,440	109	6,534
Total commercial and industrial	64,555	40,977	38,365	20,812	15,067	50,111	180,813	1,370	412,070

Commercial construction
Pass	175,069	106,165	54,907	24,343	4,561	19,489	24,864	—	409,398
Substandard	—	—	—	—	—	—	—	1,045	1,045
Total commercial construction	175,069	106,165	54,907	24,343	4,561	19,489	24,864	1,045	410,443

SBA PPP(1)	66,232	5,270	—	—	—	—	—	—	71,502

Residential mortgages
Pass	79,130	56,948	27,343	22,743	12,886	55,571	—	—	254,621
Special mention	—	—	—	—	—	590	—	—	590
Substandard	—	—	—	—	—	1,729	—	—	1,729
Total residential mortgages	79,130	56,948	27,343	22,743	12,886	57,890	—	—	256,940

Home equity
Pass	486	478	498	—	—	1,727	76,619	414	80,222
Substandard	—	—	—	—	—	245	—	—	245
Total home equity	486	478	498	—	—	1,972	76,619	414	80,467

Consumer
Pass	2,843	1,498	1,619	1,005	617	390	—	473	8,445
Doubtful	25	—	—	—	—	—	—	—	25
Total consumer	2,868	1,498	1,619	1,005	617	390	—	473	8,470
Total loans	$791,178	$432,278	$365,597	$193,277	$219,625	$630,112	$285,315	$3,302	$2,920,684
__________________________________________
(1)All PPP loans were pass-rated at March 31, 2022 and December 31, 2021, as these loans are 100% guaranteed by the SBA.

The total amortized cost basis of adversely classified loans amounted to $55.0 million, or 1.86% of total loans, at March 31, 2022, and $61.0 million, or 2.09% of total loans, at December 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,012	$—	$619	$2,631	$1,777,060	$1,779,691
Commercial and industrial	120	5	53	178	408,163	408,341
Commercial construction	4,746	—	—	4,746	370,963	375,709
SBA PPP	436	—	—	436	31,717	32,153
Residential mortgages	2,503	—	—	2,503	278,004	280,507
Home equity	111	—	—	111	78,446	78,557
Consumer	7	—	—	7	7,756	7,763
Total loans	$9,935	$5	$672	$10,612	$2,952,109	$2,962,721

	Balance at December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,917	$—	$1,719	$3,636	$1,677,156	$1,680,792
Commercial and industrial	564	678	194	1,436	410,634	412,070
Commercial construction	—	—	—	—	410,443	410,443
SBA PPP	162	19	—	181	71,321	71,502
Residential mortgages	182	—	432	614	256,326	256,940
Home equity	45	—	—	45	80,422	80,467
Consumer	7	27	—	34	8,436	8,470
Total loans	$2,877	$724	$2,345	$5,946	$2,914,738	$2,920,684
_______________________________________
(1)The loan balances in the table above include loans designated as non-accrual despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$21,854	$20,528	$1,326	$372
Commercial and industrial	1,293	1,124	169	148
Commercial construction	1,028	1,028	—	—
SBA PPP	—	—	—	—
Residential mortgages	763	763	—	—
Home equity	237	237	—	—
Consumer	—	—	—	—
Total loans	$25,175	$23,680	$1,495	$520

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2021
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$22,870	$7,144	$15,726	$896
Commercial and industrial	1,542	1,337	205	185
Commercial construction	1,045	1,045	—	—
SBA PPP	—	—	—	—
Residential mortgages	794	633	161	161
Home equity	246	246	—	—
Consumer	25	—	25	25
Total loans	$26,522	$10,405	$16,117	$1,267

At March 31, 2022 and December 31, 2021, all loans past due 90 days or more were carried as non-accrual, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status.

Non-accrual loans that were not adversely classified amounted to $3 thousand at both March 31, 2022 and December 31, 2021. These balances primarily represented the guaranteed portions of non-performing SBA loans.

The ratio of non-accrual loans to total loans amounted to 0.85% and 0.91% at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, additional funding commitments for non-accrual loans were not material.

Collateral-dependent loans

Loans that have been individually evaluated and repayment is expected substantially from the operations or ultimate sale of the underlying collateral are deemed to be collateral-dependent loans. Collateral-dependent loans are adversely classified loans that may also be troubled debt restructurings ("TDRs"). These loans may be accruing or on non-accrual status. Collateral-dependent loans are carried at the lower of the recorded investment in the loan or the estimated fair value. When the estimated fair value of the underlying collateral, less estimated costs to sell, is not sufficient to cover the outstanding carrying balance on the loan, a specific reserve is assigned for the amount of the estimated credit loss. These estimated credit losses are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

The carrying value of collateral dependent loans amounted to $30.8 million at March 31, 2022 compared to $34.6 million at December 31, 2021. Total accruing collateral dependent loans amounted to $5.8 million while non-accrual collateral dependent loans amounted to $25.0 million as of March 31, 2022. Total accruing collateral dependent loans amounted to $8.4 million while non-accrual collateral dependent loans amounted to $26.2 million as of December 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables present the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at March 31, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$29,537	$26,923	$25,597	$1,326	$372
Commercial and industrial	5,556	1,447	1,353	94	27
Commercial construction	1,181	1,028	1,028	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	1,303	1,158	1,158	—	—
Home equity	407	237	237	—	—
Consumer	—	—	—	—	—
Total	$37,984	$30,793	$29,373	$1,420	$399

	Balance at December 31, 2021
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$29,562	$27,617	$11,891	$15,726	$896
Commercial and industrial	8,880	4,699	4,191	508	128
Commercial construction	1,181	1,045	1,045	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	1,165	1,033	1,033	—	—
Home equity	347	246	246	—	—
Consumer	—	—	—	—	—
Total	$41,135	$34,640	$18,406	$16,234	$1,024

At March 31, 2022 and December 31, 2021, additional funding commitments for collateral dependent loans were not material.

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

Total TDR loans as of March 31, 2022 amounted to $13.3 million compared to $16.4 million as of December 31, 2021. At March 31, 2022 and December 31, 2021, TDR loans on accrual status amounted to $5.9 million and $8.6 million and TDR loans included in non-accrual loans amounted to $7.4 million and $7.8 million, respectively.

The Company continues to work with customers and enter into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At March 31, 2022 and March 31, 2021, additional funding commitments for TDR loans were not material.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

Three months ended
	March 31, 2022			March 31, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	2	$1,718	$1,699	2	$991	$914
Commercial and industrial	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
SBA PPP	—	—	—	—	—	—
Residential mortgages	—	—	—	1	224	224
Home equity loans and lines	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$1,718	$1,699	3	$1,215	$1,138

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the three months ended March 31, 2022 and March 31, 2021.

Payment defaults by portfolio classification, during the three months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

Three months ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	48	—	—
Commercial construction	—	—	—	—
SBA PPP	—	—	—	—
Residential mortgages	—	—	—	—
Home equity loans and lines	—	—	—	—
Consumer	—	—	—	—
Total	1	$48	—	$—

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the three-month periods indicated:

	Three months ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	Number of Restructurings	Amount	Number of Restructurings	Amount
Extended maturity date	—	$—	1	$234
Temporary payment reduction and payment re-amortization of remaining principal over extended term	1	1,404	2	904
Temporary interest only payment plan	1	295	—	—
Total	2	$1,699	3	$1,138
Amount of ACL for loans associated with TDRs listed above		$—		$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
ACL and provision for credit loss activity

For the three months ended March 31, 2022 and March 31, 2021, the total provision for credit losses amounted to $530 thousand and $680 thousand, respectively, and included provisions for credit losses on loans and unfunded commitments.
Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of March 31, 2022.

ACL for loans

The ACL for loans amounted to $48.4 million and $47.7 million at March 31, 2022 and December 31, 2021, respectively. The ACL for loans to total loans ratio was 1.63% at both March 31, 2022 and December 31, 2021.

Changes in the ACL for loans by portfolio classification for the three months ended March 31, 2022 and March 31, 2021, respectively, are presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses for loans	2,089	(543)	(572)	(83)	(15)	(51)	825
Recoveries	—	24	—	—	4	5	33
Less: Charge-offs	—	105	—	—	—	33	138
Ending Balance at March 31, 2022	$33,936	$8,950	$3,518	$1,322	$454	$244	$48,424

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2020	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision for credit losses for loans	1,081	(263)	(230)	54	(22)	(10)	610
Recoveries	—	55	—	—	5	1	61
Less: Charge-offs	1,825	70	—	—	—	2	1,897
Ending Balance at March 31, 2021	$33,675	$11,226	$3,483	$889	$292	$334	$49,899

Reserve for unfunded commitments

The Company’s reserve for unfunded commitments amounted to $3.4 million as of March 31, 2022 and $3.7 million at December 31, 2021. The provision for unfunded commitments amounted to a benefit of $295 thousand for the three months ended March 31, 2022 compared to a provision of $70 thousand for the three months ended March 31, 2021, respectively.

Other real estate owned ("OREO")

The Company had no OREO properties at March 31, 2022 or December 31, 2021. During the three months ended March 31, 2022 and 2021, there were no additions, sales or subsequent write-downs of OREO.

At March 31, 2022 and December 31, 2021, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

For the Company, material leases consist of operating leases on our facilities, mainly leased branch locations; leases 12 months or less and immaterial equipment leases have been excluded. As of March 31, 2022, the Company had 17 operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Lease expense for the three months ended March 31, 2022 and March 31, 2021 were $416 thousand and $329 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.
The weighted average remaining lease term for operating leases at March 31, 2022 and March 31, 2021 was 30.1 years and 26.4 years, respectively. The weighted average discount rate was 3.45% at March 31, 2022 and 3.80% at March 31, 2021.

At March 31, 2022, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2022 (nine remaining months)	$1,049
2023	1,407
2024	1,435
2025	1,440
2026	1,452
Thereafter	32,848
Total lease payments	39,631
Less: Imputed interest	15,330
Total lease liability	$24,301

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

See also Item (k), "Leases," contained in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements contained in the 2021 Annual Report on Form 10-K, for further information regarding the accounting for the Company's leases.

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-interest checking	$1,444,047	$1,364,258
Interest-bearing checking	718,107	743,587
Savings	334,923	310,244
Money market	1,337,670	1,355,701
CDs $250,000 or less	149,309	154,403
CDs greater than $250,000	50,444	52,046
Deposits	$4,034,500	$3,980,239

All of the Company' s deposits outstanding at both March 31, 2022 and December 31, 2021 were customer deposits. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $540.3 million and $546.7 million at March 31, 2022 and December 31, 2021, respectively.

(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $3.0 million and $5.5 million at March 31, 2022 and December 31, 2021, respectively, in FHLB advances.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Borrowed funds at March 31, 2022 and December 31, 2021 are summarized, as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$—	—%	$2,485	0.29%
Over 5 years	$2,974	1.71%	$2,994	1.70%

The Company's borrowings at March 31, 2022 and December 31, 2021 were related to specific lending projects under the FHLB's community development programs.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.0 million at both March 31, 2022 and December 31, 2021.

On March 31, 2021, the Company redeemed $15.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes issued by the Company in January 2015, which were due in January 2030 (the "January 2015 Notes"). The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

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

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of March 31, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$11,643	$465	$3,657	$59
Interest-rate contracts - pay fixed, receive floating	—	—	15,300	406
Total back-to-back interest-rate swaps	$11,643	$465	$18,957	$465

	December 31, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$36,263	$528	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	36,263	528
Total back-to-back interest-rate swaps	$36,263	$528	$36,263	$528
__________________________________________
(1)     Accrued interest balances related to the Company’s interest-rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value or cash flow hedges at either March 31, 2022 or December 31, 2021.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 6 interest-rate swaps outstanding at March 31, 2022 and 10 at December 31, 2021. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the three months ended March 31, 2022 or March 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At December 31, 2021, all the Back-to-Back swaps with the counterparty were in the same liability position, therefore there was no netting reflected in the Company’s Consolidated Balance Sheets.

The table below presents the Company's liability derivative positions and the potential effect of those netting arrangements on its financial position at as the date indicated. As noted above, interest-rate swaps with customers are not subject to master netting agreements and therefore are not included in the table below.

	March 31, 2022
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Liabilities Derivatives
Interest-rate contracts - pay fixed, receive floating	$465	$59	$406

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

The Company had one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at March 31, 2022. The Company had unsecured credit risk exposure of $465 thousand at March 31, 2022 and no credit risk exposure at December 31, 2021 relating to interest-rate swaps with counterparties. The Company received notice of cash collateral of $500 thousand posted by the counterparty at March 31, 2022 and posted restricted cash collateral of $840 thousand at December 31, 2021. When the Company has credit risk exposure, collateral is posted by the counterparty. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets.

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

As of March 31, 2022, the fair value of derivatives related to these agreements was at a net asset position of $465 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2022, has not posted collateral related to these agreements.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the
Company's loan participation to the underlying loan. At both March 31, 2022 and December 31, 2021, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At March 31, 2022, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At March 31, 2022 and December 31, 2021, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

Capital Raised and Capital Adequacy Requirements

As of March 31, 2022, and December 31, 2021, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2022, and December 31, 2021 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
The Company
Total Capital to risk-weighted assets ("RWA")	$444,858	13.72%	$259,367	8.00%	N/A	N/A
Tier 1 Capital to RWA	345,183	10.65%	194,526	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	345,183	7.83%	176,248	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	345,183	10.65%	145,894	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$445,265	13.73%	$259,367	8.00%	$324,209	10.00%
Tier 1 Capital to RWA	404,599	12.48%	194,526	6.00%	259,367	8.00%
Tier 1 Capital to AA, Leverage Ratio	404,599	9.18%	176,248	4.00%	220,310	5.00%
Common Equity Tier 1 Capital to RWA	404,599	12.48%	145,894	4.50%	210,736	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
The Company
Total Capital to RWA	$435,328	13.73%	$253,610	8.00%	N/A	N/A
Tier 1 Capital to RWA	336,577	10.62%	190,208	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	336,577	7.56%	177,978	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	336,577	10.62%	142,656	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$434,430	13.70%	$253,610	8.00%	$317,013	10.00%
Tier 1 Capital to RWA	394,658	12.45%	190,208	6.00%	253,610	8.00%
Tier 1 Capital to AA, Leverage Ratio	394,658	8.87%	177,978	4.00%	222,473	5.00%
Common Equity Tier 1 Capital to RWA	394,658	12.45%	142,656	4.50%	206,058	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of March 31, 2022, and December 31, 2021. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2022.

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

(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended March 31, 2022			Three months ended March 31, 2021
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$(56,974)	$12,840	$(44,134)	$(11,080)	$2,458	$(8,622)
Less: net security gains reclassified into non-interest income	1,062	(234)	828	128	(29)	99
Net change in fair value of debt securities	(58,036)	13,074	(44,962)	(11,208)	2,487	(8,721)

Change in fair value of cash flow hedges	—	—	—	1,047	(294)	753
Less: net cash flow hedges losses reclassified into income	—	—	—	236	(66)	170
Net change in fair value of cash flow hedges	—	—	—	811	(228)	583

Total other comprehensive loss, net	$(58,036)	$13,074	$(44,962)	$(10,397)	$2,259	$(8,138)

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended March 31, 2022			Three months ended March 31, 2021
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Accumulated other comprehensive (loss) income - beginning balance	$4,662	$—	$4,662	$24,216	$(2,023)	$22,193
Total other comprehensive loss, net	(44,962)	—	(44,962)	(8,721)	583	(8,138)
Accumulated other comprehensive (loss) income - ending balance	$(40,300)	$—	$(40,300)	$15,495	$(1,440)	$14,055

(11)Supplemental Retirement Plans and Other Post-Retirement Benefit Obligations

Supplemental Employee Retirement Plan ("SERP")

The Company has SERP agreements with two of its current executive officers and one former executive officer.

The SERP is a non-qualified plan and represents a direct liability of the Company, and as such, the Company has no specific assets set aside to settle the benefit obligation. The aggregate amount accrued, or the "accumulated benefit obligation," is equal

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
to the present value of the benefits to be provided to the employee or any beneficiary. Benefits paid under the SERP amounted to $69 thousand for both the three months ended March 31, 2022 and March 31, 2021.

Total expenses for the SERP were $13 thousand for the three months ended March 31, 2022, compared to $15 thousand for the three months ended March 31, 2021. The Company anticipates accruing an additional $40 thousand related to the SERP during the remainder of 2022.

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

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, was $29 thousand for the three months ended March 31, 2022, compared to $16 thousand for the three months ended March 31, 2021.

(12)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). At the Company's 2021 Annual Shareholders' Meeting held on May 4, 2021, the Company's shareholders voted to approve an amendment to the 2016 Plan increasing the number of shares of common stock available for awards made under the 2016 Plan by 400,000 shares of common stock. As of March 31, 2022, 436,994 shares of Company common stock remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired, plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Non-employee director fees are accrued and carried in
"Accrued expenses and other liabilities" during the year and distributed to those directors in January of the following year. Total stock-based compensation expense was $478 thousand for the three months ended March 31, 2022, compared to $451 thousand for the three months ended March 31, 2021.

A tax benefit associated with employee exercises and vesting of stock compensation of $121 thousand was recorded as an adjustment to the Company's income tax expense for the three months ended March 31, 2022, compared with $16 thousand for the three months ended March 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock Option Awards

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Three months ended March 31,
	2022	2021
Options granted	16,797	17,385
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	44%
Expected dividend yield	3.05%	3.00%
Expected life in years	6.5	6.5
Risk-free interest-rate	2.19%	1.28%
Weighted average market price on date of grants	$38.58	$32.73
Per share weighted average fair value	$14.40	$11.95
Fair value as a percentage of market value at grant date	37%	37%
Options granted during the first three months of 2022 and 2021 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $48 thousand for the three months ended March 31, 2022, compared to $45 thousand for the three months ended March 31, 2021.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three months ended March 31,
Restricted Stock Awards (number of underlying shares)	2022	2021
Two-year vesting	8,823	8,109
Four-year vesting	21,554	23,920
Performance-based vesting	22,254	21,559
Total restricted stock awards granted	52,631	53,588
Weighted average grant date fair value	$38.58	$32.73

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $360 thousand for the three months ended March 31, 2022, compared to $340 thousand for the three months ended March 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $70 thousand for the three months ended March 31, 2022, compared to $66 thousand for the three months ended March 31, 2021, and is included in other operating expenses and in "Accrued expenses and other liabilities." In January 2022, non-employee directors were issued 7,375 shares of the Company's common stock in lieu of 2021 annual cash fees of $252 thousand at a price of $34.14 per share, based on the Company's average quarterly close prices during 2021.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2022	2021
Basic weighted average common shares outstanding	12,055,991	11,959,469
Dilutive shares	63,845	34,968
Diluted weighted average common shares outstanding	12,119,836	11,994,437

There were 34,210 and 92,712 stock options outstanding for the three months ended March 31, 2022 and March 31, 2021, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the respective periods. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted awards amounted to 125,973 shares and 113,871 shares as of March 31, 2022, and December 31, 2021, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$907,052	$—	$907,052	$—
Equity securities	2,961	2,961	—	—
FHLB stock	2,048	—	2,048	—
Interest-rate swaps	465	—	465	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	1,021	—	—	1,021

Liabilities measured on a recurring basis:
Interest-rate swaps	$465	$—	$465	$—

	December 31, 2021
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$956,430	$—	$956,430	$—
Equity securities	1,785	1,785	—	—
FHLB stock	2,164	—	2,164	—
Interest-rate swaps	528	—	528	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	15,210	—	—	15,210

Liabilities measured on a recurring basis:
Interest-rate swaps	$528	$—	$528	$—

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
For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $399 thousand at March 31, 2022, compared to $1.0 million at December 31, 2021.

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

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheets as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At March 31, 2022 and December 31, 2021, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2022 and December 31, 2021:

	Fair Value
(Dollars in thousands)	March 31, 2022	December 31, 2021	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$1,021	$15,210	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
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
Financial instruments for which the fair value is disclosed but not recognized on the Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	March 31, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$2,914,297	$2,905,801	$—	$—	$2,905,801
Financial liabilities:
CDs	199,753	197,973	—	197,973	—
Borrowed funds	2,974	2,313	—	2,313	—
Subordinated debt	59,009	61,142	—	61,142	—

	December 31, 2021
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$2,872,980	$2,922,947	$—	$—	$2,922,947
Financial liabilities:
CDs	206,449	206,450	—	206,450	—
Borrowed funds	5,479	5,121	—	5,121	—
Subordinated debt	58,979	58,460	—	58,460	—

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

(15)Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2022 and March 31, 2021 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Supplemental financial data:
Cash paid for: interest	$2,222	$3,364
Cash paid for: income taxes	5,060	4,624
Cash paid for: lease liability	331	304
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	1,500	—
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022.

Throughout this Management Discussion & Analysis, certain measures have been adjusted to provide what management believes are more meaningful comparisons between periods. The items principally impacted and reported as non-GAAP were loans (PPP loans), liquidity (interest-earning deposits with banks), net interest margin, shareholders' equity (accumulated other comprehensive income), and any related measures presented. See "Non-GAAP Measures" below for additional information on the non-GAAP measures of the Company’s performance.

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

The Company cautions readers that the forward-looking statements in this Form 10-Q reflect numerous assumptions that management believes to be reasonable, but which are inherently uncertain and beyond the Company's control. Forward-looking statements involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and readers should not place undue reliance on such forward-looking information and statements. Any forward-looking statements in this Form 10-Q are based on information available to the Company as of the date of this Form 10-Q, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Executive Summary

The Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, including digital evolution, and both new and existing branches. The relocations of our Lawrence and Lexington, Massachusetts branches were completed in August 2021 and March 2022, respectively and our 27th branch located in Londonderry, New Hampshire is expected to open in May of 2022.

Net income for the three months ended March 31, 2022, amounted to $10.3 million, or $0.85 per diluted common share, compared to $10.4 million, or $0.86 per diluted common share, for the three months ended March 31, 2021. Net interest income declined $703 thousand, the provision for credit losses declined $150 thousand, non-interest income increased $1.3 million and non-interest expense increased $1.1 million for the three months ended March 31, 2022 compared to the prior year period. Income tax expense was reduced by $265 thousand due to a lower effective tax-rate compared to the prior year period.

Total assets amounted to $4.45 billion at both March 31, 2022 and December 31, 2021. Investment securities at fair value declined $48.2 million, primarily due to a decline in the bond portfolio’s market value. Total loans increased $42.0 million consisting of an increase in loans excluding PPP of $81.4 million and a decrease in PPP loans of $39.3 million. Customer deposits increased $54.3 million, and shareholders’ equity decreased $36.4 million with the latter primarily from the decline in bond market values, net of tax.

Non-GAAP Measures

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP. However, certain financial measures we present are supplemental measures that are not required by or are not presented in accordance with GAAP. We refer to any measure that excludes PPP loans as "core" and any measure that excludes PPP loans and interest-earning deposits with banks as "adjusted". The activity which resulted in the Company's use of non-GAAP measures consisted of: (1) the Company originated over $717 million in short-term PPP loans between April 2020 and May 2021; (2) forgiveness of PPP loans by the SBA began in November 2020 and continued through the current period, with approximately 95% of the principal balance of PPP loans originated by the Company forgiven by the SBA as of March 31, 2022; (3) liquidity, carried as lower-yielding interest-earning deposits with banks, has increased significantly following the trends in customer deposits and PPP loan forgiveness over the past two years; and (4) the significant increase in market interest rates during the first quarter of 2022 resulted in unrealized losses in the Company’s available-for-sale debt securities portfolio of $52.1 million and a corresponding reduction in shareholder's equity of $40.3 million at March 31, 2022.

These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company's GAAP financial information. In addition, the non-GAAP financial measures we present may differ from non-GAAP financial measures used by our peers or other companies; therefore, these measures may not be comparable to other similarly titled measures as presented by other companies.

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans on total loans and loan interest income:

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
TOTAL CORE LOANS
Total loans	$2,962,721	$2,920,684	$3,109,360
Adjustment: PPP loans	(33,182)	(73,885)	(496,457)
Adjustment: Deferred PPP fees	1,029	2,383	12,282
Total core loans (non-GAAP)	$2,930,568	$2,849,182	$2,625,185

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
LOAN INCOME EXCLUDING PPP INCOME
Loan income	$30,695	$33,650
Adjustment: PPP income	(1,478)	(6,013)
Loan income excluding PPP income (non-GAAP)	$29,217	$27,637

NET INTEREST INCOME EXCLUDING PPP INCOME
Net interest income	$34,033	$34,736
Adjustment: PPP income	(1,478)	(6,013)
Net interest income excluding PPP income (non-GAAP)	$32,555	$28,723
The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans and interest-earning deposits with banks on net interest margin:

	Three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
ADJUSTED INTEREST-EARNING ASSETS
Total average interest-earning assets	$4,241,602	$3,924,153
Adjustment: Average PPP loans, net	(48,930)	(452,813)
Adjustment: Average interest-earning deposits with banks	(381,517)	(279,796)
Total adjusted average interest-earning assets (non-GAAP)	$3,811,155	$3,191,544

ADJUSTED NET INTEREST INCOME
Net interest income (tax equivalent)	$34,376	$37,454
Adjustment: PPP income	(1,478)	(6,013)
Adjustment: Interest on interest-earning deposits with banks	(171)	(68)
Adjusted net interest income (tax equivalent) (non-GAAP)	$32,727	$31,373

ADJUSTED NET INTEREST MARGIN
Net interest margin (tax equivalent)	3.28%	3.62%
Adjustment: PPP effect(1)	(0.11)%	(0.23)%
Adjustment: Interest-earning deposits with banks effect(2)	0.30%	0.29%
Adjusted net interest margin (tax equivalent) (non-GAAP)	3.47%	3.68%
__________________________________________
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

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of AOCI on the Company's reported book value per common share and return on average shareholders' equity:

	At or for the three months ended
(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
SHAREHOLDERS' EQUITY EXCLUDING AOCI
Total shareholders' equity (as reported)	$310,539	$346,895	$328,755
Less: accumulated other comprehensive (loss) income	(40,300)	4,662	14,055
Shareholders' equity (excluding AOCI)(1)	$350,839	$342,233	$314,700

BOOK VALUE PER COMMON SHARE EXCLUDING AOCI
Book value per common share (as reported)	$25.66	$28.82	$27.38
Book value per common share (excluding AOCI)(1)	$28.99	$28.43	$26.21

AVERAGE SHAREHOLDERS' EQUITY EXCLUDING AOCI
Total average shareholders' equity (as reported)	$332,035	$342,635	$328,547
Less: average accumulated other comprehensive (loss) income	(22,228)	3,585	17,375
Average shareholders' equity (excluding AOCI)(1)	$354,263	$339,050	$311,172

RETURN ON AVERAGE SHAREHOLDERS' EQUITY EXCLUDING AOCI
Return on average shareholders' equity (as reported)	12.56%	12.56%	12.78%
Return on average shareholders' equity (excluding AOCI)(1)	11.78%	12.69%	13.49%
__________________________________________
(1)A non-GAAP measure.

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

See Part I, Item 1, "Business," under the "Risk Management Framework," section of the 2021 Annual Report on Form 10-K for additional information on the Company's key risk mitigation strategies.

In addition to the risks outlined in this Form 10-Q, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model, are addressed in Part I, Item 1A, "Risk Factors," of the 2021 Annual Report on Form 10-K.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2021 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the ACL for loans and available-for-sale securities, the reserve for unfunded commitments and the impairment review of goodwill.

The Company has not materially changed its significant accounting and reporting policies from those disclosed in its 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (c), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations for the three months ended March 31, 2022 and March 31, 2021

Unless otherwise indicated, the reported results are for the three months ended March 31, 2022 with the "same period," the "prior year period," the "comparable period," "prior year," and "prior period" being the three months ended March 31, 2021. Average yields are presented on an annualized tax equivalent basis.

Net Income

Net income for the three months ended March 31, 2022, amounted to $10.3 million, a decrease of $65 thousand compared to the prior year period. Pre-tax income decreased by $330 thousand, or 2%, over the same periods. The effective tax rate was 22.9% at March 31, 2022, compared to 24.3% at March 31, 2021.
•The decrease in pre-tax income was attributable primarily to a decrease in net interest income of $703 thousand and an increase in non-interest expense of $1.1 million, partially offset by an increase in non-interest income of $1.3 million.
•Current period tax expense benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt income, lower-taxed income at investment security corporations and discrete tax benefits related to stock-based compensation transactions.

Interest and Dividend Income

Total interest and dividend income amounted to $35.5 million for the three months ended March 31, 2022, a decrease of $1.6 million, or 4%, compared to the prior year period. See the "Net Interest Income and Margin" discussion below for further information on the decrease in yields.

Interest Expense

For the three months ended March 31, 2022, total interest expense amounted to $1.4 million, a decrease of $942 thousand, or 40%, over the same period in 2021, due primarily to decreases in interest expense on deposits of $723 thousand and interest expense on subordinated debt of $224 thousand. The average cost of funding, including the impact of non-interest deposit accounts balances, decreased 12 basis points. For the three months ended March 31, 2022, the average balance of checking, savings and money market accounts increased $272.5 million, or 13%, and the average balance of borrowed funds remained relatively unchanged compared to the respective prior year period.

Non-interest deposit accounts are an important component of the Company's core funding strategy. For the three months ended March 31, 2022, the average balance of non-interest checking accounts increased $159.5 million, or 13%, as compared to the same period in 2021. This non-interest-bearing funding source represented 35% and 33% of total average deposit balances for the three months ended March 31, 2022 and March 31, 2021.

Net Interest Income and Margin

Net interest income for the three months ended March 31, 2022, amounted to $34.0 million, a decrease of $703 thousand, or 2%, compared to the three months ended March 31, 2021.
•The decrease in net interest income was due largely to a decrease in PPP income of $4.5 million, partially offset by increases in loan income, excluding PPP (non-GAAP), of $1.6 million, investment security income of $1.2 million, and a decrease in interest expense of $942 thousand.
•PPP income amounted to $1.5 million for three months ended March 31, 2022, compared to $6.0 million for the three months ended March 31, 2021.
•PPP loans amounted to $32.2 million at March 31, 2022, compared to $484.2 million at March 31, 2021, a decrease of $452.0 million, or 93%, due to the continued forgiveness of PPP loans during the period.

Tax equivalent net interest margin ("net interest margin" or "margin") was 3.28% and 3.62% for the three months ended March 31, 2022, and 2021, respectively. Margin has also been negatively impacted by large balances in lower-yielding interest-earning deposits with banks, and to a lesser extent, PPP loans, as illustrated below.

For the three months ended March 31, 2022 and 2021:
•Average interest-earning deposits with banks amounted to $381.5 million and $279.8 million, respectively.
•Average PPP loan balances, net of deferred SBA fees, amounted to $48.9 million and $452.8 million, respectively.
•Adjusted net interest margin (non-GAAP) was 3.47% and 3.68%, respectively.

Other key items impacting margin for the period ended March 31, 2022, compared to the prior year period included:
•Average investment securities increased $472.8 million, or 55%, and the yield decreased 22 basis points.
•Average core loans (non-GAAP) increased $248.5 million, or 10%, and the yield decreased 15 basis points.
•Average customer deposits increased $394.5 million, or 11%, and the yield decreased 6 basis points.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis

The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax equivalent)	$(2,965)	$(1,760)	$(1,205)
Investment securities (tax equivalent)	1,202	1,993	(791)
Other interest-earning assets(1)	116	28	88
Total interest-earning assets (tax equivalent)	(1,647)	261	(1,908)

Interest expense
Interest checking, savings and money market	$(93)	$61	$(154)
CDs	(377)	(82)	(295)
Brokered deposits	(253)	(127)	(126)
Borrowed funds	5	(3)	8
Subordinated debt	(224)	(199)	(25)
Total interest-bearing funding	(942)	(350)	(592)
Change in net interest income (tax equivalent)	$(705)	$611	$(1,316)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2022 and 2021:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2022			Three months ended March 31, 2021
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,911,282	$30,806	4.29%	$3,066,648	$33,771	4.46%
Investment securities(3) (tax equivalent)	946,732	4,820	2.04%	575,775	3,618	2.51%
Other interest-earning assets(4)	383,588	181	0.19%	281,730	65	0.09%
Total interest-earnings assets (tax equivalent)	4,241,602	35,807	3.41%	3,924,153	37,454	3.86%
Other assets	154,167			158,595
Total assets	$4,395,769			$4,082,748

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,371,320	378	0.06%	$2,098,846	471	0.09%
CDs	202,702	222	0.44%	240,207	599	1.01%
Brokered deposits	—	—	—%	74,999	253	1.37%
Borrowed funds	4,263	13	1.27%	5,964	8	0.56%
Subordinated debt(5)	58,991	818	5.54%	73,592	1,042	5.68%
Total interest-bearing funding	2,637,276	1,431	0.22%	2,493,608	2,373	0.38%
Non-interest checking	1,373,267	—		1,213,764	—
Total deposits, borrowed funds and subordinated debt	4,010,543	1,431	0.14%	3,707,372	2,373	0.26%
Other liabilities	53,192			46,829
Total liabilities	4,063,735			3,754,201
Stockholders' equity	332,034			328,547
Total liabilities and stockholders' equity	$4,395,769			$4,082,748

Net interest-rate spread (tax equivalent)			3.19%			3.48%
Net interest income (tax equivalent)		34,376			35,081
Net interest margin (tax equivalent)			3.28%			3.62%
Less tax equivalent adjustment		343			345
Net interest income		$34,033			$34,736
Net interest margin			3.25%			3.58%
_______________________________________
(1)Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2022 and 2021, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investment balances are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits with banks, federal funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses

The provision for credit losses for the three months ended March 31, 2022, amounted to $530 thousand, a decrease of $150 thousand, compared to the three months ended March 31, 2021.

•The provision for credit losses for the three months ended March 31, 2022, resulted primarily from core loan growth (non-GAAP), partially offset by decreases in reserves for individually evaluated loans and unfunded commitments (included in other liabilities).

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL see "Asset Quality," and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income

Non-interest income for the three months ended March 31, 2022, amounted to $5.6 million, an increase of $1.3 million, or 30%, compared to three months ended March 31, 2021.
•The increase in non-interest income resulted primarily from increases in net gains on sales of debt securities of $934 thousand. Excluding the increase in net gains on sales of debt securities, non-interest income increased $362 thousand, or 9%.
•Other components of the increase included deposit and interchange fees of $196 thousand and income on bank-owned life insurance of $159 thousand, partially offset by greater losses on equity investment fair values of $151 thousand (included in other income).

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2022, amounted to $25.8 million, an increase of $1.1 million, or 4%, compared to the three months ended March 31, 2021.
•Non-interest expense in the prior year period included a loss on the extinguishment of subordinated debt of $713 thousand. Excluding this item, non-interest expense increased $1.8 million, or 7%.
•The increase in non-interest expense resulted primarily from increases in salaries and employee benefits of $1.1 million, advertising and public relations expense of $153 thousand, deposit insurance premiums of $200 thousand, and audit legal and professional of $143 thousand.

Income Taxes

The effective tax rate was 22.9% and 24.3% for the three months ended March 31, 2022 and March 31, 2021, respectively. Current period tax expense benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt income, lower-taxed income at investment security corporations and discrete tax benefits related to stock-based compensation transactions

Financial Condition

Total assets amounted to $4.45 billion at both March 31, 2022 and December 31, 2021, as an increase in core loans (non-GAAP) of $81.4 million was offset by decreases in interest-earning deposits with banks of $18.6 million, investments securities at fair value of $48.2 million, and PPP loans outstanding of $39.3 million, since December 31, 2021. The balance sheet composition and changes since December 31, 2021 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents at March 31, 2022 decreased $6.9 million since December 31, 2021. At both March 31, 2022 and December 31, 2021, cash and cash equivalents amounted to 10% of total assets. The decrease in cash and cash equivalents over the prior period was due primarily to total interest-earning deposits with banks which amounted to $384.5 million at March 31, 2022 compared to $403.0 million at December 31, 2021, as excess liquidity was partially utilized to fund growth in the Company's core loan (non-GAAP) portfolio during the first quarter of 2022.

While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers have generally maintained higher liquidity in response to the pandemic and a low interest rate environment.

Investments

At March 31, 2022, the fair value of the investment portfolio amounted to $910.0 million, a decrease of $48.2 million, or 5%, since December 31, 2021. The investment portfolio at fair value represented 20% and 22% of total assets at March 31, 2022 and December 31, 2021, respectively. The change resulted primarily from a decrease in the fair value of the Company's investment portfolio of $58.0 million during the three months ended March 31, 2022 caused primarily by significant increases in market interest rates. As of March 31, 2022 and December 31, 2021, the Company's securities portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the three months ended March 31, 2022, the Company purchased $68.3 million in debt securities, had principal pay downs, calls and maturities totaling $26.1 million, and sold debt securities with an amortized cost of approximately $31.7 million realizing net gains on sales of $1.1 million.

Net unrealized losses on the debt securities portfolio amounted to $52.1 million at March 31, 2022, compared to net unrealized gains of $5.9 million at December 31, 2021 and $19.9 million at March 31, 2021. The Company attributes the change in net unrealized gains (losses) compared to December 31, 2021 to a significant increase in market interest rates during the period.

The mix of investment securities remained relatively unchanged at March 31, 2022 compared to December 31, 2021. The effective duration of the debt securities portfolio at March 31, 2022 was approximately 5.1 years compared to 4.9 years at December 31, 2021.

Loans

As of March 31, 2022, total loans increased $42.0 million, or 1%, compared to December 31, 2021. The increase in total loans as of March 31, 2022 compared to December 31, 2021 was primarily due to net core loan growth (non-GAAP) of $81.4 million, partially offset by a decrease in PPP loans outstanding of $39.3 million due to forgiveness from the SBA. The mix of loans within the Company's loan portfolio remained relatively unchanged with commercial loans amounting to 88% of total loans at both March 31, 2022 and December 31, 2021, compared to 89% at March 31, 2021.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans:

	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,779,691	60.0%	$1,680,792	57.5%	$1,516,287	48.8%
Commercial and industrial	408,341	13.8%	412,070	14.1%	417,436	13.4%
Commercial construction	375,709	12.7%	410,443	14.1%	353,855	11.4%
SBA PPP	32,153	1.1%	71,502	2.4%	484,175	15.5%
Total commercial loans	2,595,894	87.6%	2,574,807	88.1%	2,771,753	89.1%
Residential mortgages	280,507	9.5%	256,940	8.8%	247,591	8.0%
Home equity	78,557	2.7%	80,467	2.8%	81,437	2.6%
Consumer	7,763	0.2%	8,470	0.3%	8,579	0.3%
Total retail loans	366,827	12.4%	345,877	11.9%	337,607	10.9%
Total loans	2,962,721	100.0%	2,920,684	100.0%	3,109,360	100.0%
Allowance for credit losses	(48,424)		(47,704)		(49,899)
Net loans	$2,914,297		$2,872,980		$3,059,461

As of or for the three months ended March 31, 2022,

•Commercial real estate loans increased $98.9 million, or 6%, compared to December 31, 2021, and $263.4 million, or 17%, compared to March 31, 2021. The increase resulted from strong customer demand.
•Commercial and industrial loans decreased by $3.7 million, or 1%, compared to December 31, 2021 and $9.1 million, or 2%, compared to March 31, 2021.
•Commercial construction loans decreased by $34.7 million, or 8%, since December 31, 2021, and increased $21.9 million, or 6%, compared to March 31, 2021.

•PPP loan forgiveness by the SBA amounted to $40.7 million.
•Total retail loans increased by $21.0 million, or 6%, since December 31, 2021, and $29.2 million, or 9%, compared to March 31, 2021. The increase resulted from the Company retaining more residential mortgages on its balance sheet.

At March 31, 2022, commercial loan balances participated out to various banks amounted to $60.2 million, compared to $66.7 million at December 31, 2021, and $67.2 million at March 31, 2021. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $44.0 million, $62.6 million and $77.0 million at March 31, 2022, December 31, 2021, and March 31, 2021, respectively. See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q above for information on loans serviced for others and loans pledged as collateral.

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Non-accrual loan summary:
Commercial real estate	$21,854	$22,870	$27,193
Commercial and industrial	1,293	1,542	4,735
Commercial construction	1,028	1,045	2,945
SBA PPP	—	—	—
Residential mortgages	763	794	398
Home equity	237	246	358
Consumer	—	25	1
Total non-performing loans	25,175	26,522	35,630
OREO	—	—	—
Total non-performing assets	$25,175	$26,522	$35,630
Total loans	$2,962,721	$2,920,684	$3,109,360
Accruing TDR loans not included above	$5,883	$8,556	$9,534
Delinquent loans 60-89 days past due and still accruing	$—	$38	$1
Loans 60-89 days past due and still accruing to total loans	—%	—%	—%
Non-performing loans to total loans	0.85%	0.91%	1.15%
Non-performing assets to total assets	0.57%	0.60%	0.84%
Allowance for credit losses for loans	$48,424	$47,704	$49,899
Allowance for credit losses for loans to non-performing loans	192.35%	179.87%	140.05%
Allowance for credit losses for loans to total loans	1.63%	1.63%	1.60%

As of March 31, 2022, the ACL for loans to total core loans ratio (non-GAAP) was 1.65% at March 31, 2022 compared to 1.67% at December 31, 2021. Total core loans (non-GAAP) exclude PPP loans, as all qualifying PPP loans are fully guaranteed by the SBA.

The majority of non-accrual loans were also carried as adversely classified during the periods presented. At March 31, 2022, December 31, 2021, and March 31, 2021, the Company had adversely classified loans (loans carrying "special mention," "substandard," "doubtful" or "loss" classifications) amounting to $55.0 million, $61.0 million, and $72.6 million, respectively. The decrease in adversely classified loans at March 31, 2022, compared to December 31, 2021, was due to principal pay-downs and credit upgrades based on improved performance, partially offset by additional downgrades.

Adversely classified loans that were performing but possessed potential weakness and, as a result, could ultimately become non-performing loans amounted to $29.9 million at March 31, 2022 and $34.5 million at December 31, 2021. The remaining balances of adversely classified loans were non-accrual loans, amounting to $25.2 million at March 31, 2022 and $26.5 million at December 31, 2021. Non-accrual loans that were not adversely classified amounted to $3 thousand at both March 31, 2022 and December 31, 2021 and primarily represented the guaranteed portions of non-performing SBA loans.

Total individually evaluated collateral dependent loans amounted to $30.8 million and $34.6 million at March 31, 2022 and December 31, 2021, respectively. Total accruing collateral dependent loans amounted to $5.8 million and $8.4 million at March 31, 2022 and December 31, 2021, respectively, while non-accrual collateral dependent loans amounted to $25.0 million and $26.2 million as of March 31, 2022 and December 31, 2021, respectively.

In management's opinion, the majority of collateral dependent loan balances at March 31, 2022 and December 31, 2021 were supported by the net realizable value of the underlying collateral. Based on management's collateral assessment at March 31, 2022, collateral dependent loans totaling $29.4 million required no specific reserves while collateral dependent loans totaling $1.4 million required specific reserves of $399 thousand. At December 31, 2021, collateral dependent loans totaling $18.4 million required no specific reserves while collateral dependent loans totaling $16.2 million required specific reserves of $1.0 million.

Total TDR loans as of March 31, 2022 and December 31, 2021 were $13.3 million and $16.4 million, respectively. TDR loans on accrual status amounted to $5.9 million and $8.6 million at March 31, 2022 and December 31, 2021, respectively. TDR loans included in non-accrual loans amounted to $7.4 million at March 31, 2022 and $7.8 million at December 31, 2021. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

ACL for Loans

There have been no material changes to the Company's underwriting practices or credit risk management system used to estimate credit loss exposure as described in the 2021 Annual Report on Form 10-K. See Note 4, "ACL for Loans," to the Company's audited consolidated financial statements contained the 2021 Annual Report on Form 10-K.

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

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for credit losses and the Company's methodology under CECL.

While management uses available information and judgment to estimate credit losses on loans, future additions to the ACL may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL for loans. Such agencies may require the Company to recognize additions to the ACL based on judgments different from those of management.

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$47,704	$44,565

Day one CECL adjustment	—	6,560
Provision for credit losses for loans	825	610
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	24	55
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	4	5
Consumer	5	1
Total recovered	33	61
Charged-off loans
Commercial real estate	—	1,825
Commercial and industrial	105	70
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	33	2
Total charged-off	138	1,897

Net loans charged-off (recovered)	105	1,836
Ending balance	$48,424	$49,899
Annualized net loans charged-off to average loans outstanding	0.01%	0.24%

Net charge-offs for the prior year period related primarily to an individually evaluated commercial real estate loan, which was fully reserved for prior to 2021.

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

The Company’s reserve for unfunded commitments amounted to $3.4 million at March 31, 2022, compared to $3.7 million at December 31, 2021 and the associated provisions amounted to a benefit of $295 thousand for the three months ended March 31, 2022, compared to a provision of $70 thousand for the three months ended March 31, 2021.

Management believes that the Company's ACL for loans and the reserve for unfunded commitments were adequate as of March 31, 2022.

Deposits

As of March 31, 2022, customer deposits increased $54.3 million, or 1%, since December 31, 2021, and $293.4 million, or 8%, since March 31, 2021. Since December 31, 2021, the largest growth occurred in checking accounts and to a lesser extent money market accounts. Management believes the deposit growth since March 31, 2021 was due in large part to customers depositing funds received from PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic and a low interest rate environment.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks. The Company’s total customer deposits reflect the equal and reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $540.3 million, $546.7 million and $533.7 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Savings accounts are not eligible for this program.

Borrowed Funds

The Company had borrowed funds outstanding of $3.0 million, $5.5 million, and $8.6 million at March 31, 2022, December 31, 2021, and March 31, 2021, respectively, all of which were FHLB advances. FHLB borrowings outstanding at each of these dates were related to specific lending projects under the FHLB's community development and affordable housing programs.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.0 million at both March 31, 2022 and December 31, 2021 and $58.9 million at March 31, 2021.

On March 31, 2021, the Company redeemed $15.0 million in aggregate principal amount of fixed-to-floating rate subordinated notes issued by the Company in January 2015, which were due in January 2030 (the "January 2015 Notes"). The redemption of the January 2015 Notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand, consisting of $600 thousand in prepayment penalties and $113 thousand in unamortized issuance costs.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Derivatives and Hedging

The Company had no derivative fair value or cash flow hedges at either March 31, 2022 or December 31, 2021.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers decreased to $11.6 million at March 31, 2022 from $36.3 million at December 31, 2021. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $465 thousand at March 31, 2022 compared to $528 thousand at December 31, 2021.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight federal fund purchase arrangements with correspondent banks, access to the FRB Discount Window. At March 31, 2022, the Bank had the capacity to borrow additional funds from the FHLB and FRB Discount Window of up to approximately $770 million and $329 million, respectively.

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

Capital Resources

Both the Company's and the Bank's actual regulatory capital ratios, as outlined in Note 9 "Regulatory Capital Requirements," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2022.

On January 1, 2021, the Company's adoption of CECL resulted in the Company recording a net cumulative-effect adjustment that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes.

On March 31, 2021, the Company redeemed the January 2015 Notes. The redemption of the January 2015 Notes was funded through a dividend from the Bank.

For the three months ended March 31, 2022 and March 31, 2021, the Company declared cash dividends of $2.5 million and $2.2 million, shareholders utilized the dividend reinvestment portion of the DRSPP to purchase aggregate shares of the Company's common stock amounting to 8,915 shares and 10,241 shares, totaling $346 thousand and $313 thousand, respectively.

On April 19, 2022, the Company announced a quarterly dividend of $0.205 per share to be paid on June 1, 2022 to shareholders of record as of May 11, 2022.

For further information about the Company's capital, see Note 9 "Regulatory Capital Requirements," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q.

Assets Under Management

Wealth assets under management and administration are not carried as assets on the Company's consolidated balance sheets. The Company provides a wide range of wealth management and wealth services, including investment management, brokerage, annuities, trust, and 401(k) administration.

Wealth assets under management and administration, which are not carried as assets on the Company's consolidated balance sheets, amounted to $961.5 million and $243.2 million, respectively, at March 31, 2022, representing decreases of $79.9 million, or 8%, and $14.6 million, or 6%, respectively, compared to December 31, 2021. The decreases in wealth assets under management and administration were attributable primarily to declines in market values during the three months ended March 31, 2022.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

Refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company's 2021 Annual Report on Form 10-K for further information on the Company’s net interest income and net interest margin sensitivity under different interest rate and yield curve scenarios as well as different asset and liability mix scenarios.

At March 31, 2022, the Company's net interest income sensitivity decreased compared to December 31, 2021, resulting primarily from growth in the Company’s fixed rate commercial real estate and residential mortgage portfolios and a reduction in commercial construction loans which generally have a variable rate. The increase in residential mortgages was from the Company retaining more production on the balance sheet instead of selling into the secondary market.

Net short-term liquidity, which is included in the table below is defined as interest-earning deposits in banks less short-term wholesale borrowings consisting of brokered deposits and FHLB borrowings. The balance is considered to be unusually high at

March 31, 2022 and December 31, 2021 and results in large part to customers depositing funds received from PPP loan advances, stimulus checks, and generally maintaining higher liquidity in response to the pandemic and low interest rates.

The net interest income simulation model assumes a static balance sheet over 24 months, but we anticipate that the net liquidity balance will diminish over time. In the 200 and 400 basis point rising rate scenarios below, net interest income is projected to increase in the first 24 months primarily due to the elevated balance of net short-term liquidity that reprices immediately. In the declining rate scenario, net interest income is projected to decrease as funding costs are at low levels and do not decline as significantly as asset yields.

(Dollars in thousands, except for percentage data)	March 31, 2022	December 31, 2021
Net short-term liquidity	$381,480	$397,525

Changes in interest rates	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	7.08%	9.73%
Rates Rise 200 Basis Points	3.85%	5.37%
Rates Unchanged	—%	—%
Rates Decline 100 Basis Points	(4.78)%	(4.95)%

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2022) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A -Risk Factors

Except as provided in the risk factor below, management believes that there have been no material changes in the Company's risk factors as reported in the 2021 Annual Report on Form 10-K.

If the United States or the markets in which we operate encounter sustained economic stress or recession, or if long-term consequences or lagging effects of the pandemic are experienced by our customers and businesses, many of the risk factors identified in the Company's 2021 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations and interest-rate risk.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2022:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	3,186	$41.79	—	—
February	—	$—	—	—
March	3,706	$39.13	—	—
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

10.1    Enterprise Bank 2022 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 18, 2022 (File No. 001-33912).

10.2    Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2022 Addendum, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 18, 2022 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 9, 2022	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer