Form 10-Q
period 2022-06-30
ENTERPRISE BANCORP INC /MA/
filed 2022-08-05
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
     ☐ Yes ☒ No

As of July 29, 2022, there were 12,115,248 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$56,201	$33,572
Interest-earning deposits with banks	250,259	403,004
Total cash and cash equivalents	306,460	436,576
Investments:
Debt securities at fair value (amortized cost of $956,934 and $950,523, respectively)	863,401	956,430
Equity securities at fair value	3,179	1,785
Total investment securities at fair value	866,580	958,215
Federal Home Loan Bank ("FHLB") stock	2,343	2,164
Loans:
Total loans	3,084,915	2,920,684
Allowance for credit losses	(50,703)	(47,704)
Net loans	3,034,212	2,872,980
Premises and equipment, net	44,769	44,689
Lease right-of-use asset	24,738	24,295
Accrued interest receivable	14,260	13,354
Deferred income taxes, net	43,858	19,644
Bank-owned life insurance	63,544	62,954
Prepaid income taxes	2,003	279
Prepaid expenses and other assets	9,024	7,013
Goodwill	5,656	5,656
Total assets	$4,417,447	$4,447,819
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,016,814	$3,980,239
Borrowed funds	2,954	5,479
Subordinated debt	59,039	58,979
Lease liability	24,156	23,627
Accrued expenses and other liabilities	27,829	31,063
Accrued interest payable	1,545	1,537
Total liabilities	4,132,337	4,100,924
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,115,924 and 12,038,382 shares issued and outstanding, respectively	121	120
Additional paid-in capital	102,108	100,352
Retained earnings	255,259	241,761
Accumulated other comprehensive (loss) income	(72,378)	4,662
Total shareholders' equity	285,110	346,895
Total liabilities and shareholders' equity	$4,417,447	$4,447,819
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans and loans held for sale	$32,148	$33,660	$62,843	$67,310
Investment securities	4,781	3,428	9,369	6,822
Other interest-earning assets	393	144	574	209
Total interest and dividend income	37,322	37,232	72,786	74,341
Interest expense:
Deposits	671	1,110	1,271	2,433
Borrowed funds	13	18	26	26
Subordinated debt	817	818	1,635	1,860
Total interest expense	1,501	1,946	2,932	4,319
Net interest income	35,821	35,286	69,854	70,022
Provision for credit losses	2,409	39	2,939	719
Net interest income after provision for credit losses	33,412	35,247	66,915	69,303
Non-interest income:
Wealth management fees	1,610	1,638	3,339	3,250
Deposit and interchange fees	2,000	1,651	3,802	3,257
Income on bank-owned life insurance, net	295	132	590	268
Net gains on sales of debt securities	—	—	1,062	128
Net gains on sales of loans	—	490	22	618
Other income	227	841	912	1,530
Total non-interest income	4,132	4,752	9,727	9,051
Non-interest expense:
Salaries and employee benefits	17,743	16,432	34,535	32,153
Occupancy and equipment expenses	2,364	2,416	4,779	4,797
Technology and telecommunications expenses	2,919	2,740	5,555	5,294
Advertising and public relations expenses	560	653	1,227	1,167
Audit, legal and other professional fees	675	577	1,385	1,144
Deposit insurance premiums	366	378	922	734
Supplies and postage expenses	224	178	444	405
Loss on extinguishment of subordinated debt	—	—	—	713
Other operating expenses	2,002	1,782	3,763	3,433
Total non-interest expense	26,853	25,156	52,610	49,840
Income before income taxes	10,691	14,843	24,032	28,514
Provision for income taxes	2,530	3,704	5,584	7,023
Net income	$8,161	$11,139	$18,448	$21,491

Basic earnings per share	$0.67	$0.93	$1.53	$1.79
Diluted earnings per share	$0.67	$0.92	$1.52	$1.79

Basic weighted average common shares outstanding	12,107,804	12,009,358	12,082,041	11,984,283
Diluted weighted average common shares outstanding	12,151,712	12,055,744	12,136,610	12,025,028
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$8,161	$11,139	$18,448	$21,491
Other comprehensive (loss) income, net of tax
Net change in fair value of debt securities	(32,078)	798	(77,040)	(7,923)
Net change in fair value of cash flow hedges	—	107	—	690
Total other comprehensive loss, net of tax	(32,078)	905	(77,040)	(7,233)
Total comprehensive (loss) income, net	$(23,917)	$12,044	$(58,592)	$14,258

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2022	12,103,188	$121	$101,139	$249,579	$(40,300)	$310,539
Net income				8,161		8,161
Other comprehensive loss, net					(32,078)	(32,078)
Common stock dividend declared ($0.205 per share)				(2,481)		(2,481)
Common stock issued under dividend reinvestment plan	10,609	—	353			353
Common stock issued, other	610	—	20			20
Stock-based compensation, net	335	—	573			573
Stock options exercised, net	1,182	—	23			23
Balance at June 30, 2022	12,115,924	$121	$102,108	$255,259	$(72,378)	$285,110

Balance at March 31, 2021	12,007,998	$120	$97,970	$216,610	$14,055	$328,755
Net income				11,139		11,139
Other comprehensive income, net					905	905
Common stock dividend declared ($0.185 per share)				(2,220)		(2,220)
Common stock issued under dividend reinvestment plan	9,066	—	315			315
Common stock issued, other	610	—	20			20
Stock-based compensation, net	(985)	—	483			483
Net settlement for employee taxes on restricted stock and options	(2,646)	—	(93)			(93)
Stock options exercised, net	890	—	13			13
Balance at June 30, 2021	12,014,933	$120	$98,708	$225,529	$14,960	$339,317

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				18,448		18,448
Other comprehensive loss, net					(77,040)	(77,040)
Common stock dividend declared ($0.41 per share)				(4,950)		(4,950)
Common stock issued under dividend reinvestment plan	19,524	—	699			699
Common stock issued, other	851	—	30			30
Stock-based compensation, net	60,284	1	1,232			1,233
Net settlement for employee taxes on restricted stock and options	(7,728)	—	(286)			(286)
Stock options exercised, net	4,611	—	81			81
Balance at June 30, 2022	12,115,924	$121	$102,108	$255,259	$(72,378)	$285,110

Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				21,491		21,491
Cumulative effect adjustment for (CECL) adoption				(6,510)		(6,510)
Other comprehensive loss, net					(7,233)	(7,233)
Common stock dividend declared ($0.37 per share)				(4,429)		(4,429)
Common stock issued under dividend reinvestment plan	19,307	—	628			628
Common stock issued, other	861	—	27			27
Stock-based compensation, net	63,740	1	1,153			1,154
Net settlement for employee taxes on restricted stock and options	(7,803)	—	(252)			(252)
Stock options exercised, net	1,033	—	15			15
Balance at June 30, 2021	12,014,933	$120	$98,708	$225,529	$14,960	$339,317
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$18,448	$21,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,939	719
Depreciation and amortization	3,511	3,935
Stock-based compensation expense	1,115	991
Income on bank-owned life insurance, net	(590)	(268)
Net gains on sales of debt securities	(1,062)	(128)
Mortgage loans originated for sale	(819)	(22,802)
Proceeds from mortgage loans sold	841	22,487
Net gains on sales of loans	(22)	(618)
Net losses (gains) on equity securities	495	(149)
Changes in:
Net (increase) decrease in other assets	(6,462)	5,309
Net decrease in other liabilities	(2,874)	(6,437)
Net cash provided by operating activities	15,520	24,530
Cash flows from investing activities:
Proceeds from sales of debt securities	32,715	3,059
Purchase of debt securities	(90,826)	(95,796)
Proceeds from maturities, calls and pay-downs of debt securities	51,874	42,152
Net purchases of equity securities	(1,889)	(370)
Net purchases of FHLB capital stock	(179)	(259)
Net (increase) decrease in loans	(164,252)	115,325
Additions to premises and equipment, net	(2,703)	(1,497)
Net cash (used in) provided by investing activities	(175,260)	62,614
Cash flows from financing activities:
Net increase in deposits	36,575	413,370
Net (decrease) increase in borrowed funds	(2,525)	3,846
Repayment of subordinated debt	—	(15,600)
Loss on extinguishment of subordinated debt	—	713
Cash dividends paid, net of dividend reinvestment plan	(4,251)	(3,801)
Proceeds from issuance of common stock	30	27
Net settlement for employee taxes on restricted stock and options	(286)	(252)
Net proceeds from stock option exercises	81	15
Net cash provided by financing activities	29,624	398,318

Net (decrease) increase in cash and cash equivalents	(130,116)	485,462
Cash and cash equivalents at beginning of period	436,576	253,782
Cash and cash equivalents at end of period	$306,460	$739,244
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

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, to engage in insurance sales activities and offer non-deposit investment products and services, respectively, and 239 Littleton Road, LLC, organized in April 2021 under the laws of the Commonwealth of Massachusetts for the purpose of maintaining and disposing of real estate acquired through the Bank's foreclosure process. In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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
(c) Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, that, among other things, established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. For entities that have adopted ASU 2017-12, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2017-12. The Company expects that this ASU will not have a material impact to the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss ("CECL") methodology for estimating allowances for credit losses and enhances the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For entities that have adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, such as the Company, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. The Company expects that this ASU will not have a material impact to the consolidated financial statements.

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

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from June 30, 2022, through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

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
(2)Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$85,849	$—	$4,516	$81,333
Residential federal agency MBS(1)	424,095	—	51,079	373,016
Commercial federal agency MBS(1)	61,321	—	1,326	59,995
Taxable municipal securities	283,138	36	35,060	248,114
Tax-exempt municipal securities	86,061	177	913	85,325
Corporate bonds	6,470	5	74	6,401
Subordinated corporate bonds	10,000	—	783	9,217
Total debt securities, at fair value	$956,934	$218	$93,751	$863,401

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$62,850	$—	$684	$62,166
Residential federal agency MBS(1)	412,902	2,406	9,113	406,195
Commercial federal agency MBS(1)	99,681	3,783	52	103,412
Taxable municipal securities	272,507	5,607	2,264	275,850
Tax-exempt municipal securities	87,024	5,648	—	92,672
Corporate bonds	8,559	441	—	9,000
Subordinated corporate bonds	7,000	135	—	7,135
Total debt securities, at fair value	$950,523	$18,020	$12,113	$956,430
__________________________________________
(1)These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), Federal Farm Credit Bank ("FFCB"), or one of several Federal Home Loan Banks, as well as investments guaranteed by Ginnie Mae ("GNMA"), a wholly owned government entity.

As of the dates reflected in the tables above, the majority of investments in the residential and commercial federal agency mortgage back securities ("MBS") categories were collateralized mortgage obligations ("CMOs") issued by U.S. government agencies. The remaining MBS investments totaled $21.3 million and $22.9 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were primarily attributable to significant increases in market interest rates experienced during the first six months of 2022. Management concluded that no ACL for available-for-sale securities was necessary as of June 30, 2022 and anticipates they will mature or be called at par value.

Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company’s Consolidated Balance Sheets, amounted to $3.7 million and $3.2 million at June 30, 2022 and December 31, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$81,333	$4,516	$—	$—	$81,333	$4,516	12
Residential federal agency MBS	279,444	32,689	93,571	18,390	373,015	51,079	94
Commercial federal agency MBS	59,700	1,326	—	—	59,700	1,326	16
Taxable municipal securities	231,488	33,726	6,234	1,334	237,722	35,060	258
Tax-exempt municipal securities	52,143	913	—	—	52,143	913	72
Corporate bonds	4,051	74	—	—	4,051	74	21
Subordinated corporate bonds	8,313	688	905	95	9,218	783	5
Total	$716,472	$73,932	$100,710	$19,819	$817,182	$93,751	478

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$62,166	$684	$—	$—	$62,166	$684	9
Residential federal agency MBS	272,863	6,992	51,281	2,121	324,144	9,113	44
Commercial federal agency MBS	4,897	52	—	—	4,897	52	1
Taxable municipal securities	117,388	2,023	6,727	241	124,115	2,264	118
Total	$457,314	$9,751	$58,008	$2,362	$515,322	$12,113	172

The contractual maturity distribution at June 30, 2022 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,940	$12,938
Due after one, but within five years	192,762	187,833
Due after five, but within ten years	270,569	240,374
Due after ten years	480,663	422,256
Total debt securities	$956,934	$863,401

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $158.7 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $854.2 million and $949.3 million at June 30, 2022 and December 31, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company had no sales of debt securities during the three months ended June 30, 2022 or June 30, 2021. Sales of debt securities for the six months ended June 30, 2022 and June 30, 2021 are summarized as follows:

	Six months ended June 30,
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

Equity Securities

The Company held equity securities with a fair value of $3.2 million at June 30, 2022 and $1.8 million at December 31, 2021. At June 30, 2022, the equity portfolio consisted primarily of investments in equity index funds and in common stock of entities in the financial services industry held to support operations and mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and six months ended June 30, 2022 and June 30, 2021 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net (losses) gains recognized during the period on equity securities	$(429)	$65	$(495)	$149
Less: Net gains recognized on equity securities sold during the period	—	6	—	6
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the end of the period (included in other income)	$(429)	$59	$(495)	$143

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(3)Loans

Loan Portfolio Classifications

Major classifications of loans at the dates indicated were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial real estate	$1,865,198	$1,680,792
Commercial and industrial	422,006	412,070
Commercial construction	385,752	410,443
SBA Paycheck Protection Program ("PPP")	15,288	71,502
Total commercial loans	2,688,244	2,574,807

Residential mortgages	307,131	256,940
Home equity loans and lines	81,648	80,467
Consumer	7,892	8,470
Total retail loans	396,671	345,877
Total loans	3,084,915	2,920,684

ACL for loans	(50,703)	(47,704)
Net loans	$3,034,212	$2,872,980

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $5.6 million at June 30, 2022 and $7.5 million at December 31, 2021.

Accrued interest receivable on loans amounted to $10.6 million and $10.2 million at June 30, 2022 and December 31, 2021, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $88.1 million at June 30, 2022 and $62.6 million at December 31, 2021. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Paycheck Protection Program

The PPP was created by the Coronavirus Aid, Relief, and Economic Security Act and instituted by the Small Business Administration ("SBA"), with the SBA funding PPP loans beginning in April 2020 and expiring on May 31, 2021. As part of the PPP, the Company originated $717.2 million in short-term PPP loans. Forgiveness of PPP loans by the SBA began in November 2020 and continued through the current period, with approximately 98% of the principal balance of PPP loans originated by the Company forgiven by the SBA through June 30, 2022.

All PPP loans are fully guaranteed by the SBA and are included in total loans outstanding. Management believes the Company's PPP loan portfolio, which had an average loan size of approximately $139 thousand as of June 30, 2022, to be of minimal credit risk. Originations of PPP loans by the Company were limited to existing customers of the Bank, and management expects the majority of outstanding PPP loans will be forgiven by the SBA or otherwise repaid over the next several quarters, with any remaining balance fully guaranteed by the SBA. Management has segmented the PPP loan portfolio as a group of loans with similar risk characteristics in its assessment for credit losses and, as of June 30, 2022, has not recorded an ACL on these loans, but will continue to monitor the PPP loan portfolio.

Loans serviced for others

At June 30, 2022 and December 31, 2021, the Company was servicing residential mortgage loans owned by investors amounting to $9.7 million and $10.4 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $59.6 million and $66.7 million at June 30, 2022 and December 31, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial real estate	$120,825	$143,056
Residential mortgages	281,012	235,744
Home equity	45,376	5,055
Total loans pledged to FHLB	$447,213	$383,855

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
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at June 30, 2022
	Term Loans by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$239,084	$401,105	$193,688	$234,428	$130,371	$629,511	$1,311	$—	$1,829,498
Special mention	—	—	—	509	2,841	17,992	—	—	21,342
Substandard	—	—	—	1,440	636	12,122	—	—	14,198
Doubtful	—	—	—	—	160	—	—	—	160
Total commercial real estate	239,084	401,105	193,688	236,377	134,008	659,625	1,311	—	1,865,198

Commercial and industrial
Pass	25,580	57,132	35,958	33,092	15,900	50,219	195,848	1,052	414,781
Special mention	—	—	—	16	721	529	2,301	—	3,567
Substandard	—	—	—	12	110	931	2,554	51	3,658
Total commercial and industrial	25,580	57,132	35,958	33,120	16,731	51,679	200,703	1,103	422,006

Commercial construction
Pass	62,783	167,353	73,044	37,558	8,911	3,529	26,646	2,165	381,989
Special mention	—	—	—	3,763	—	—	—	—	3,763
Total commercial construction	62,783	167,353	73,044	41,321	8,911	3,529	26,646	2,165	385,752

SBA PPP(1)	—	13,152	2,136	—	—	—	—	—	15,288

Residential mortgages
Pass	76,616	75,414	51,814	23,038	19,981	58,269	—	—	305,132
Special mention	—	—	—	—	—	577	—	—	577
Substandard	—	—	—	—	—	1,422	—	—	1,422
Total residential mortgages	76,616	75,414	51,814	23,038	19,981	60,268	—	—	307,131

Home equity
Pass	200	889	472	488	—	1,863	76,298	1,208	81,418
Substandard	—	—	—	—	—	230	—	—	230
Total home equity	200	889	472	488	—	2,093	76,298	1,208	81,648

Consumer
Pass	1,727	2,127	1,269	1,336	778	655	—	—	7,892
Total consumer	1,727	2,127	1,269	1,336	778	655	—	—	7,892
Total loans	$405,990	$717,172	$358,381	$335,680	$180,409	$777,849	$304,958	$4,476	$3,084,915

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2021
	Term Loans by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$402,838	$220,942	$239,248	$120,286	$173,652	$479,298	$3,019	$—	$1,639,283
Special mention	—	—	989	802	—	7,626	—	—	9,417
Substandard	—	—	2,628	3,111	12,842	13,336	—	—	31,917
Doubtful	—	—	—	175	—	—	—	—	175
Total commercial real estate	402,838	220,942	242,865	124,374	186,494	500,260	3,019	—	1,680,792

Commercial and industrial
Pass	64,555	40,333	36,177	19,754	14,983	44,835	174,320	1,243	396,200
Special mention	—	644	2,173	958	59	1,431	4,053	18	9,336
Substandard	—	—	15	100	25	3,845	2,440	109	6,534
Total commercial and industrial	64,555	40,977	38,365	20,812	15,067	50,111	180,813	1,370	412,070

Commercial construction
Pass	175,069	106,165	54,907	24,343	4,561	19,489	24,864	—	409,398
Substandard	—	—	—	—	—	—	—	1,045	1,045
Total commercial construction	175,069	106,165	54,907	24,343	4,561	19,489	24,864	1,045	410,443

SBA PPP(1)	66,232	5,270	—	—	—	—	—	—	71,502

Residential mortgages
Pass	79,130	56,948	27,343	22,743	12,886	55,571	—	—	254,621
Special mention	—	—	—	—	—	590	—	—	590
Substandard	—	—	—	—	—	1,729	—	—	1,729
Total residential mortgages	79,130	56,948	27,343	22,743	12,886	57,890	—	—	256,940

Home equity
Pass	486	478	498	—	—	1,727	76,619	414	80,222
Substandard	—	—	—	—	—	245	—	—	245
Total home equity	486	478	498	—	—	1,972	76,619	414	80,467

Consumer
Pass	2,843	1,498	1,619	1,005	617	390	—	473	8,445
Doubtful	25	—	—	—	—	—	—	—	25
Total consumer	2,868	1,498	1,619	1,005	617	390	—	473	8,470
Total loans	$791,178	$432,278	$365,597	$193,277	$219,625	$630,112	$285,315	$3,302	$2,920,684
__________________________________________
(1)All PPP loans were pass-rated at June 30, 2022 and December 31, 2021, as these loans are 100% guaranteed by the SBA.

The total amortized cost basis of adversely classified loans amounted to $48.9 million, or 1.59% of total loans, at June 30, 2022, and $61.0 million, or 2.09% of total loans, at December 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,934	$138	$447	$3,519	$1,861,679	$1,865,198
Commercial and industrial	190	98	74	362	421,644	422,006
Commercial construction	1,004	—	—	1,004	384,748	385,752
SBA PPP	191	—	—	191	15,097	15,288
Residential mortgages	1,258	1,253	—	2,511	304,620	307,131
Home equity	80	74	—	154	81,494	81,648
Consumer	9	—	—	9	7,883	7,892
Total loans	$5,666	$1,563	$521	$7,750	$3,077,165	$3,084,915

	Balance at December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,917	$—	$1,719	$3,636	$1,677,156	$1,680,792
Commercial and industrial	564	678	194	1,436	410,634	412,070
Commercial construction	—	—	—	—	410,443	410,443
SBA PPP	162	19	—	181	71,321	71,502
Residential mortgages	182	—	432	614	256,326	256,940
Home equity	45	—	—	45	80,422	80,467
Consumer	7	27	—	34	8,436	8,470
Total loans	$2,877	$724	$2,345	$5,946	$2,914,738	$2,920,684
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At June 30, 2022 and December 31, 2021, all loans past due 90 days or more were carried as non-accrual. In addition, loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal, have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$4,367	$3,050	$1,317	$283
Commercial and industrial	1,223	1,022	201	190
Commercial construction	—	—	—	—
SBA PPP	—	—	—	—
Residential mortgages	501	501	—	—
Home equity	230	230	—	—
Consumer	—	—	—	—
Total loans	$6,321	$4,803	$1,518	$473

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2021
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$22,870	$7,144	$15,726	$896
Commercial and industrial	1,542	1,337	205	185
Commercial construction	1,045	1,045	—	—
SBA PPP	—	—	—	—
Residential mortgages	794	633	161	161
Home equity	246	246	—	—
Consumer	25	—	25	25
Total loans	$26,522	$10,405	$16,117	$1,267

The ratio of non-accrual loans to total loans amounted to 0.20% and 0.91% at June 30, 2022 and December 31, 2021, respectively. The decline in non-accrual loans at June 30, 2022 compared to December 31, 2021 was due primarily to two commercial credits that were returned to accrual status due to improved financial strength and consistent payment history.

Non-accrual loans that were not adversely classified amounted to $3 thousand at both June 30, 2022 and December 31, 2021. These balances primarily represented the guaranteed portions of non-performing SBA loans.

At June 30, 2022 and December 31, 2021, additional funding commitments for non-accrual loans were not material.

Collateral dependent loans

Loans that have been individually evaluated and repayment is expected substantially from the operations or ultimate sale of the underlying collateral are deemed to be collateral dependent loans. Collateral dependent loans are adversely classified loans that may also be troubled debt restructurings ("TDRs"). These loans may be accruing or on non-accrual status. Collateral dependent loans are carried at the lower of the recorded investment in the loan or the estimated fair value. When the estimated fair value of the underlying collateral, less estimated costs to sell, is not sufficient to cover the outstanding carrying balance on the loan, a specific reserve is assigned for the amount of the estimated credit loss. These estimated credit losses are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

The carrying value of collateral dependent loans amounted to $27.1 million at June 30, 2022 compared to $34.6 million at December 31, 2021. Total accruing collateral dependent loans amounted to $20.9 million while non-accrual collateral dependent loans amounted to $6.2 million as of June 30, 2022. Total accruing collateral dependent loans amounted to $8.4 million while non-accrual collateral dependent loans amounted to $26.2 million as of December 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables present the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at June 30, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$27,834	$24,655	$23,337	$1,318	$283
Commercial and industrial	5,492	1,368	1,243	125	58
Commercial construction	—	—	—	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	1,036	893	893	—	—
Home equity	400	230	230	—	—
Consumer	—	—	—	—	—
Total	$34,762	$27,146	$25,703	$1,443	$341

	Balance at December 31, 2021
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$29,562	$27,617	$11,891	$15,726	$896
Commercial and industrial	8,880	4,699	4,191	508	128
Commercial construction	1,181	1,045	1,045	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	1,165	1,033	1,033	—	—
Home equity	347	246	246	—	—
Consumer	—	—	—	—	—
Total	$41,135	$34,640	$18,406	$16,234	$1,024

At June 30, 2022 and December 31, 2021, additional funding commitments for collateral dependent loans were not material.

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

Total TDR loans as of June 30, 2022 amounted to $9.7 million compared to $16.4 million as of December 31, 2021. At June 30, 2022 and December 31, 2021, TDR loans on accrual status amounted to $5.9 million and $8.6 million, respectively, and TDR loans included in non-accrual loans amounted to $3.8 million and $7.8 million, respectively.

The Company continues to work with customers and enter into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At June 30, 2022 and June 30, 2021, additional funding commitments for TDR loans were not material.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	2	$1,470	$1,461	—	$—	$—
Total	2	$1,470	$1,461	—	$—	$—

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the six months indicated:

	Six months ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	4	$3,188	$3,154	2	$991	$914
Residential mortgages	—	—	—	1	224	224
Total	4	$3,188	$3,154	3	$1,215	$1,138

There were no subsequent charge-offs associated with the new TDRs noted in the table above during the six months ended June 30, 2022 and June 30, 2021.

Payment defaults by portfolio classification, during the three months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	2	$1,461	1	$680
Total	2	$1,461	1	$680

Payment defaults by portfolio classification, during the six months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Six months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	4	$3,154	1	$680
Total	4	$3,154	1	$680

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the six-month periods indicated:

	Six months ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Number of Restructurings	Amount	Number of Restructurings	Amount
Extended maturity date	—	$—	1	$224
Temporary payment reduction and payment re-amortization of remaining principal over extended term	1	1,404	2	914
Temporary interest only payment plan	2	427	—	—
Deferral of interest	1	1,323	—	—
Total	4	$3,154	3	$1,138
Amount of ACL for loans associated with TDRs listed above		$283		$—

ACL and provision for credit loss activity

Upon adoption of the CECL methodology on January 1, 2021, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the reserve for unfunded commitments (included in other liabilities) increased by $2.4 million.

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the three and six-month periods indicated:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Provision for credit losses on loans	$2,195	$252	$3,020	$862
Provision for unfunded commitments	214	(213)	(81)	(143)
Total provision for credit losses	$2,409	$39	$2,939	$719

Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of June 30, 2022.

ACL for loans

The ACL for loans amounted to $50.7 million and $47.7 million at June 30, 2022 and December 31, 2021, respectively. The ACL for loans to total loans ratio was 1.64% and 1.63% at June 30, 2022 and December 31, 2021, respectively.

The following tables present changes in the ACL for loans by portfolio classification, during the three months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2022	$33,936	$8,950	$3,518	$1,322	$454	$244	$48,424
Provision for credit losses on loans	1,443	(93)	149	580	97	19	2,195
Recoveries	—	86	—	—	3	5	94
Less: Charge-offs	—	5	—	—	—	5	10
Ending Balance at June 30, 2022	$35,379	$8,938	$3,667	$1,902	$554	$263	$50,703

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2021	$33,675	$11,226	$3,483	$889	$292	$334	$49,899
Provision for credit losses on loans	294	(275)	294	(46)	(2)	(13)	252
Recoveries	39	28	—	—	5	2	74
Less: Charge-offs	—	179	—	—	—	5	184
Ending Balance at June 30, 2021	$34,008	$10,800	$3,777	$843	$295	$318	$50,041

The following table presents changes in the ACL for loans by portfolio classification, during the six months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses for loans	3,532	(636)	(423)	497	82	(32)	3,020
Recoveries	—	110	—	—	7	10	127
Less: Charge-offs	—	110	—	—	—	38	148
Ending Balance at June 30, 2022	$35,379	$8,938	$3,667	$1,902	$554	$263	$50,703

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2020	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision for credit losses for loans	1,375	(538)	64	8	(24)	(23)	862
Recoveries	39	83	—	—	10	3	135
Less: Charge-offs	1,825	249	—	—	—	7	2,081
Ending Balance at June 30, 2021	$34,008	$10,800	$3,777	$843	$295	$318	$50,041

Reserve for unfunded commitments

The Company’s reserve for unfunded commitments amounted to $3.6 million at June 30, 2022 and $3.7 million at December 31, 2021.

Other real estate owned ("OREO")

The Company carried no OREO at June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

For the Company, material leases consist of operating leases of branch facilities; leases 12 months or less and immaterial equipment leases have been excluded. As of June 30, 2022, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Lease expense for the three and six months ended June 30, 2022 amounted to $400 thousand and $816 thousand, respectively. Lease expense for the three and six months ended June 30, 2021 amounted to $366 thousand and $695 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at June 30, 2022 and June 30, 2021 was 29.9 years and 28.7 years, respectively. The weighted average discount rate was 3.45% at June 30, 2022 and 3.69% at June 30, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At June 30, 2022, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2022 (six remaining months)	$698
2023	1,407
2024	1,435
2025	1,441
2026	1,452
Thereafter	32,848
Total lease payments	39,281
Less: Imputed interest	15,125
Total lease liability	$24,156

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

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Non-interest checking	$1,457,220	$1,364,258
Interest-bearing checking	712,898	743,587
Savings	334,728	310,244
Money market	1,293,453	1,355,701
CDs $250,000 or less	144,084	154,403
CDs greater than $250,000	74,431	52,046
Deposits	$4,016,814	$3,980,239

All of the Company's deposits outstanding at both June 30, 2022 and December 31, 2021 were customer deposits. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for enhanced Federal Deposit Insurance Corporation ("FDIC") deposit insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $528.9 million and $546.7 million at June 30, 2022 and December 31, 2021, respectively.

(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $3.0 million and $5.5 million at June 30, 2022 and December 31, 2021, respectively, and were comprised of FHLB advances related to specific lending projects under the FHLB's community development programs.

Borrowed funds at June 30, 2022 and December 31, 2021 are summarized, as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$—	—%	$2,485	0.29%
Over 5 years	2,954	1.71%	2,994	1.70%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.0 million at both June 30, 2022 and December 31, 2021. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

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

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of June 30, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,898	$435
Interest-rate contracts - pay fixed, receive floating	7,898	435	—	—
Total back-to-back interest-rate swaps	$7,898	$435	$7,898	$435

	December 31, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$36,263	$528	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	36,263	528
Total back-to-back interest-rate swaps	$36,263	$528	$36,263	$528
__________________________________________
(1)     Accrued interest balances related to the Company’s interest-rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value or cash flow hedges at either June 30, 2022 or December 31, 2021.

Each back-to-back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 4 interest-rate swaps outstanding at June 30, 2022 and 10 at December 31, 2021. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the six months ended June 30, 2022 or June 30, 2021.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At June 30, 2022, all the back-to-back swaps with the counterparty were in asset positions and at December 31, 2021, all the back-to-back swaps with the counterparty were in liability positions, therefore there was no netting reflected in the Company’s Consolidated Balance Sheets as of the respective dates.

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
instruments is mitigated by entering into transactions with highly rated counterparties that management believes to be creditworthy. Additionally, counterparty interest-rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had one counterparty and it was rated A and A2 by Standard & Poor's and Moody's, respectively, at June 30, 2022. When the Company has credit risk exposure, collateral is posted by the counterparty. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets. The Company had credit risk exposure of $435 thousand at June 30, 2022 and no credit risk exposure at December 31, 2021 relating to interest-rate swaps with counterparties. At June 30, 2022 the counterparty posted cash collateral of $500 thousand while the Company posted restricted cash collateral of $840 thousand at December 31, 2021.

Customer-related credit risk on back-to-back swaps is minimized by the cross collateralization of the loan and the interest-rate swap agreement to the customer's underlying collateral.

Credit-risk-related Contingent Features

There have been no material changes to the credit-risk-related contingent provisions contained within the Company's interest-rate swaps with counterparties since December 31, 2021. See Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2021 Annual Report on Form 10-K.

As of June 30, 2022, the fair value of derivatives related to these agreements was at a net asset position of $435 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2022, has not posted collateral related to these agreements.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the
Company's loan participation to the underlying loan. At both June 30, 2022 and December 31, 2021, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At June 30, 2022, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength. Management continues to closely monitor for credit changes resulting from the pandemic.
Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At June 30, 2022 and December 31, 2021, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

Capital Raised and Capital Adequacy Requirements

As of June 30, 2022 and December 31, 2021, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2022 and December 31, 2021 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
The Company
Total Capital to risk-weighted assets ("RWA")	$453,382	13.38%	$271,128	8.00%	N/A	N/A
Tier 1 Capital to RWA	351,832	10.38%	203,346	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	351,832	8.03%	175,205	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	351,832	10.38%	152,509	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$453,025	13.37%	$271,128	8.00%	$338,910	10.00%
Tier 1 Capital to RWA	410,514	12.11%	203,346	6.00%	271,128	8.00%
Tier 1 Capital to AA, Leverage Ratio	410,514	9.37%	175,205	4.00%	219,006	5.00%
Common Equity Tier 1 Capital to RWA	410,514	12.11%	152,509	4.50%	220,291	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
The Company
Total Capital to RWA	$435,328	13.73%	$253,610	8.00%	N/A	N/A
Tier 1 Capital to RWA	336,577	10.62%	190,208	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	336,577	7.56%	177,978	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	336,577	10.62%	142,656	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$434,430	13.70%	$253,610	8.00%	$317,013	10.00%
Tier 1 Capital to RWA	394,658	12.45%	190,208	6.00%	253,610	8.00%
Tier 1 Capital to AA, Leverage Ratio	394,658	8.87%	177,978	4.00%	222,473	5.00%
Common Equity Tier 1 Capital to RWA	394,658	12.45%	142,656	4.50%	206,058	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of June 30, 2022, and December 31, 2021. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2022.

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
(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2022			Three months ended June 30, 2021
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax (Expense)	After Tax Amount
Change in fair value of debt securities	$(41,404)	$9,326	$(32,078)	$1,028	$(230)	$798
Less: net security gains reclassified into non-interest income	—	—	—	—	—	—
Net change in fair value of debt securities	(41,404)	9,326	(32,078)	1,028	(230)	798

Change in fair value of cash flow hedges	—	—	—	392	(111)	281
Less: net cash flow hedges losses reclassified into income	—	—	—	243	(69)	174
Net change in fair value of cash flow hedges	—	—	—	149	(42)	107

Total other comprehensive (loss) income, net	$(41,404)	$9,326	$(32,078)	$1,177	$(272)	$905

	Six months ended June 30, 2022			Six months ended June 30, 2021
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$(98,378)	$22,166	$(76,212)	$(10,052)	$2,228	$(7,824)
Less: net security gains reclassified into non-interest income	1,062	(234)	828	128	(29)	99
Net change in fair value of debt securities	(99,440)	22,400	(77,040)	(10,180)	2,257	(7,923)

Change in fair value of cash flow hedges	—	—	—	1,439	(405)	1,034
Less: net cash flow hedges losses reclassified into income	—	—	—	479	(135)	344
Net change in fair value of cash flow hedges	—	—	—	960	(270)	690

Total other comprehensive income (loss), net	$(99,440)	$22,400	$(77,040)	$(9,220)	$1,987	$(7,233)

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended June 30, 2022			Three months ended June 30, 2021
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Accumulated other comprehensive (loss) income - beginning balance	$(40,300)	$—	$(40,300)	$15,495	$(1,440)	$14,055
Total other comprehensive loss, net	(32,078)	—	(32,078)	798	107	905
Accumulated other comprehensive (loss) income - ending balance	$(72,378)	$—	$(72,378)	$16,293	$(1,333)	$14,960

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Six months ended June 30, 2022			Six months ended June 30, 2021
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Accumulated other comprehensive (loss) income - beginning balance	$4,662	$—	$4,662	$24,216	$(2,023)	$22,193
Total other comprehensive loss, net	(77,040)	—	(77,040)	(7,923)	690	(7,233)
Accumulated other comprehensive (loss) income - ending balance	$(72,378)	$—	$(72,378)	$16,293	$(1,333)	$14,960

(11)Supplemental Retirement Plans and Other Post-Retirement Benefit Obligations

There have been no material changes to the Company's Supplemental Retirement Plans or Supplemental Life Insurance since December 31, 2021.

Supplemental Employee Retirement Plans ("SERP")

The Company provides supplemental benefits upon retirement, through the 2018 Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan (the "2018 SERP"), to the Company's named executive officers and certain other officers of the Bank. Total expenses for the 2018 SERP amounted to $76 thousand for both of the three-month periods ended June 30, 2022 and June 30, 2021. Total expenses for the 2018 SERP during the six months ended June 30, 2022 and June 30, 2021, amounted to $245 thousand and $213 thousand, respectively.

The Company also has SERP agreements with two of its current executive officers and one former executive officer. Benefits paid under the SERP amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2022 and June 30, 2021, respectively. Total expenses for the SERP were $13 thousand and $26 thousand for the three and six months ended June 30, 2022, respectively, compared to $16 thousand and $31 thousand for the three and six months ended June 30, 2021, respectively. The Company anticipates accruing an additional $26 thousand related to the SERP during the remainder of 2022.

Supplemental Life Insurance

The Company has provided supplemental life insurance through split-dollar life insurance arrangements for certain executive and senior officers on whom the Bank owns bank-owned life insurance.

Total net periodic post-retirement benefit cost for supplemental life insurance plans, which consisted mainly of interest costs, was $29 thousand and $58 thousand for the three and six months ended June 30, 2022, respectively, compared to $16 thousand and $32 thousand for the three and six months ended June 30, 2021, respectively.

(12)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 plan"). There have been no material changes to the Company's Stock-Based Compensation Plan since December 31, 2021. As of June 30, 2022, 435,971 shares of Company common stock remained available for future grants under the 2016 plan.

Awards previously granted under an earlier, now expired, plan remain outstanding and may be exercised through 2028.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors, both included in other operating expenses. Non-employee director fees are accrued and carried in
"Accrued expenses and other liabilities" during the year and distributed to those directors in January of the following year. Total stock-based compensation expense was $637 thousand and $1.1 million for the three and six months ended June 30, 2022, respectively, compared to $540 thousand and $991 thousand for the three and six months ended June 30, 2021, respectively.

A tax benefit associated with employee exercises and vesting of stock compensation of $10 thousand and $131 thousand was recorded as an adjustment to the Company's income tax expense for the three and six months ended June 30, 2022, respectively,

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
compared with a tax benefit of $23 thousand and $39 thousand for the three and six months ended June 30, 2021, respectively. These amounts, treated as discrete tax items in the period in which they occur, will vary from year to year as a function of the volume of share-based payments vested or exercised and the then-current market price of the Company's stock in comparison to the compensation cost recognized in the Company's unaudited consolidated financial statements.

Stock Option Awards

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Six months ended June 30,
	2022	2021
Options granted	17,060	17,385
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	44%
Expected dividend yield	3.05%	3.00%
Expected life in years	6.5	6.5
Risk-free interest-rate	2.20%	1.28%
Weighted average market price on date of grants	$38.57	$32.73
Per share weighted average fair value	$14.40	$11.95
Fair value as a percentage of market value at grant date	37%	37%
Options granted during the first six months of 2022 and 2021 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $52 thousand and $100 thousand for the three and six months ended June 30, 2022, respectively, compared to $47 thousand and $92 thousand for the three and six months ended June 30, 2021, respectively.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Six months ended June 30,
Restricted Stock Awards (number of underlying shares)	2022	2021
Two-year vesting	8,823	8,109
Four-year vesting	22,116	23,920
Performance-based vesting	22,254	21,559
Total restricted stock awards granted	53,193	53,588
Weighted average grant date fair value	$38.57	$32.73

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $521 thousand and $881 thousand for the three and six months ended June 30, 2022, respectively, compared to $436 thousand and $776 thousand for the three and six months ended June 30, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock in Lieu of Directors' Fees

In addition to restricted stock awards discussed above, the non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $64 thousand and $134 thousand for the three and six months ended June 30, 2022, respectively, compared to $57 thousand and $123 thousand for the three and six months ended June 30, 2021, respectively, and is included in other operating expenses and in "Accrued expenses and other liabilities." In January 2022, non-employee directors were issued 7,375 shares of the Company's common stock in lieu of 2021 annual cash fees of $252 thousand at a price of $34.14 per share, based on an average of the quarterly close price of the Company's common stock on the NASDAQ Global Market in 2021.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	12,107,804	12,009,358	12,082,041	11,984,283
Dilutive shares	43,908	46,386	54,569	40,745
Diluted weighted average common shares outstanding	12,151,712	12,055,744	12,136,610	12,025,028

There were 48,662 and 34,473 stock options outstanding for the three and six months ended June 30, 2022, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 55,618 and 76,925 stock options outstanding for the three and six months ended June 30, 2021, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the respective periods. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted awards amounted to 126,308 shares and 113,871 shares as of June 30, 2022 and December 31, 2021, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$863,401	$—	$863,401	$—
Equity securities	3,179	3,179	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	435	—	435	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	1,102	—	—	1,102

Liabilities measured on a recurring basis:
Interest-rate swaps	$435	$—	$435	$—

	December 31, 2021
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$956,430	$—	$956,430	$—
Equity securities	1,785	1,785	—	—
FHLB stock	2,164	—	2,164	—
Interest-rate swaps	528	—	528	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	15,210	—	—	15,210

Liabilities measured on a recurring basis:
Interest-rate swaps	$528	$—	$528	$—

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
For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $341 thousand at June 30, 2022, compared to $1.0 million at December 31, 2021.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2022 and December 31, 2021:

	Fair Value
(Dollars in thousands)	June 30, 2022	December 31, 2021	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$1,102	$15,210	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
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

Financial instruments for which the fair value is disclosed but not recognized on the Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	June 30, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,034,212	$2,955,693	$—	$—	$2,955,693
Financial liabilities:
CDs	218,515	215,325	—	215,325	—
Borrowed funds	2,954	2,162	—	2,162	—
Subordinated debt	59,039	58,504	—	58,504	—

	December 31, 2021
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$2,872,980	$2,922,947	$—	$—	$2,922,947
Financial liabilities:
CDs	206,449	206,450	—	206,450	—
Borrowed funds	5,479	5,121	—	5,121	—
Subordinated debt	58,979	58,460	—	58,460	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

(15)Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2022 and June 30, 2021 is as follows:

	Six months ended June 30,
(Dollars in thousands)	2022	2021
Supplemental financial data:
Cash paid for: interest	$2,924	$4,559
Cash paid for: income taxes	9,101	5,864
Cash paid for: lease liability	682	608
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	—	10,699
Transfer from loans to other real estate owned	—	2,400
ROU lease assets: operating leases(1)	—	2,468
__________________________________________
(1)Represents net new right of use ("ROU") lease assets added in the periods indicated..

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022.

Throughout this Management Discussion & Analysis, certain measures have been adjusted to provide what management believes are more meaningful comparisons between periods. The items principally impacted and reported as non-GAAP were loans (PPP loans), liquidity (interest-earning deposits with banks), shareholders' equity (accumulated other comprehensive income ("AOCI")), and any related measures presented. See "Non-GAAP Measures" below for additional information on the non-GAAP measures of the Company’s performance.

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
•the uncertain inflationary outlook in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
•deterioration of capital markets, which could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;
•changes in market interest rates could negatively impact net interest income;
•increases in market interest rates could negatively impact bond market values and result in a lower net book value;
•our ability to successfully manage the current rising market interest-rate environment, our credit risk and the level of future non-performing assets and charge-offs;
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
•changes in market interest rates that affect the pricing of our loans and deposits and our net interest income, as well as the potential discontinuance of London Interbank Offer Rate ("LIBOR") and the uncertainty around its replacement;

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

Overview

Executive Summary

The Company strategically operates with a long-term mindset that is focused on organic growth and supporting such growth by continually investing in our people, products, services, technology, including digital evolution, and both new and existing branches. The relocations of our branches in Lawrence and Lexington, Massachusetts were completed in August 2021 and March 2022, respectively, and our 27th branch located in Londonderry, New Hampshire opened in May of 2022.

Net income for the three months ended June 30, 2022, amounted to $8.2 million, or $0.67 per diluted common share, compared to $11.1 million, or $0.92 per diluted common share, for the three months ended June 30, 2021. The decrease was attributable primarily to increases in the provision for credit losses of $2.4 million and non-interest expense of $1.7 million, partially offset by an increase in net interest income of $535 thousand. The increase in the provision for credit losses of $2.4 million in the second quarter of 2022, compared to the second quarter of 2021, was attributable mainly to loan growth, and to a lesser extent, the worsening of forecasted economic conditions due to the rising interest rate environment and persistent high inflation levels, partially offset by improved credit quality. Net income for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was also impacted by a decrease in PPP income, included in net interest income, of $5.0 million compared to the prior year period. The decrease in PPP income was offset by other components of net interest income including increases in loan income, excluding PPP income (non-GAAP), of $3.5 million and investment security income of $1.4 million, and a decrease in deposit interest expense of $439 thousand.

Net income for the six months ended June 30, 2022, amounted to $18.4 million, or $1.52 per diluted common share, compared to $21.5 million, or $1.79 per diluted common share, for the six months ended June 30, 2021. The decrease was attributable primarily to increases in the provision for credit losses of $2.2 million and non-interest expense of $2.8 million, partially offset by an increase in non-interest income of $676 thousand. Net income for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was also impacted by a decrease in PPP income, included in net interest income, of $9.5 million, an increase in gains on sales of debt securities, included in non-interest income, of $934 thousand, and a decrease in losses on extinguishment of subordinated debt, included in non-interest expense, of $713 thousand.

Total assets amounted to $4.42 billion at June 30, 2022, compared to $4.45 billion at December 31, 2021. Investment securities at fair value declined $91.6 million during the six months ended June 30, 2022, primarily from a decline in the fair value of debt securities held in the Company's securities portfolio due to the significant increase in market interest rates during the period. Total loans increased $164.2 million consisting of an increase in core loans (non-GAAP) of $220.4 million and a decrease in PPP loans of $56.2 million. Total core loans (non-GAAP) increased 16% versus a year ago. Loan growth was especially strong in the second quarter with an increase of 5% (19% annualized) at June 30, 2022, compared to March 31, 2022, resulting from high customer demand and strong business development efforts.

The non-performing loan to total core loan ratio (non-GAAP) decreased to 0.21% at June 30, 2022 from 0.86% at March 31, 2022 and 1.21% at June 30, 2021. The improvement in the second quarter of 2022 resulted primarily from two credits that were returned to accrual status due to improved financial strength and consistent payment history.

During the six months ended June 30, 2022, customer deposits increased $36.6 million, and shareholders’ equity decreased 61.8 million with the latter due primarily to the decrease in the fair value of debt securities held in the Company’s securities portfolio due to the significant increase in market interest rates during the period, net of tax.

Non-GAAP Measures

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP. However, certain financial measures we present are supplemental measures that are not required by or are not presented in accordance with GAAP. We refer to any measure that excludes PPP loans as "core" and any measure that excludes PPP loans and interest-earning deposits with banks as "adjusted." The activity which resulted in the Company's use of non-GAAP measures consisted of: (1) the Company originated over $717 million in short-term PPP loans between April 2020 and May 2021; (2) forgiveness of PPP loans by the SBA began in November 2020 and continued through the current period, and approximately 98% of the principal balance of PPP loans originated by the Company has been forgiven by the SBA through June 30, 2022; (3) liquidity, carried as lower-yielding interest-earning deposits with banks, had increased significantly following the trends in customer deposits and PPP loan forgiveness over the past two years; and (4) the significant increase in market interest rates during the first half of 2022 has resulted in unrealized losses in the Company's available-for-sale debt securities portfolio of $93.5 million and an accumulated other comprehensive loss, included in shareholder's equity, of $72.4 million at June 30, 2022.

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

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans on total loans and loan interest income:

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Total Core Loans
Total loans	$3,084,915	$2,920,684	$2,954,189
Adjustment: PPP loans	(15,758)	(73,885)	(309,710)
Adjustment: Deferred PPP fees	470	2,383	9,627
Total core loans (non-GAAP)	$3,069,627	$2,849,182	$2,654,106

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Loan Income Excluding PPP Income
Loan income	$32,148	$33,660	$62,843	$67,310
Adjustment: PPP income	(622)	(5,584)	(2,100)	(11,597)
Loan income excluding PPP income (non-GAAP)	$31,526	$28,076	$60,743	$55,713

Net Interest Income Excluding PPP Income
Net interest income	$35,821	$35,286	$69,854	$70,022
Adjustment: PPP income	(622)	(5,584)	(2,100)	(11,597)
Net interest income excluding PPP income (non-GAAP)	$35,199	$29,702	$67,754	$58,425

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans and interest-earning deposits with banks on net interest margin:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Adjusted Average Interest-Earning Assets
Total average interest-earning assets	$4,203,843	$4,147,580	$4,222,618	$4,036,484
Adjustment: Average PPP loans, net	(23,997)	(411,867)	(36,394)	(432,227)
Adjustment: Average interest-earning deposits with banks	(211,844)	(504,649)	(296,212)	(392,844)
Total adjusted average interest-earning assets (non-GAAP)	$3,968,002	$3,231,064	$3,890,012	$3,211,413

Adjusted Net Interest Income
Net interest income (tax equivalent)	$36,163	$35,645	$70,539	$70,739
Adjustment: PPP income	(622)	(5,584)	(2,100)	(11,597)
Adjustment: Interest on interest-earning deposits with banks	(380)	(136)	(552)	(204)
Adjusted net interest income (tax equivalent) (non-GAAP)	$35,161	$29,925	$67,887	$58,938

Adjusted Net Interest Margin
Net interest margin (tax equivalent)	3.45%	3.45%	3.36%	3.53%
Adjustment: PPP effect(1)	(0.04)%	(0.22)%	(0.07)%	(0.22)%
Adjustment: Interest-earning deposits with banks effect(2)	0.14%	0.48%	0.22%	0.39%
Adjusted net interest margin (tax equivalent) (non-GAAP)	3.55%	3.71%	3.51%	3.70%
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
The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of AOCI on the Company's reported book value per common share and return on average shareholders' equity:

	At or for the three months ended
(Dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Shareholders' Equity
Total shareholders' equity (as reported)	$285,110	$346,895
Less: accumulated other comprehensive (loss) income	(72,378)	4,662
Shareholders' equity excluding AOCI (non-GAAP)	$357,488	$342,233

Book Value Per Common Share
Book value per common share (as reported)	$23.53	$28.82
Book value per common share excluding AOCI (non-GAAP)	$29.51	$28.43

Average Shareholders' Equity
Total average shareholders' equity (as reported)	$291,163	$342,635
Less: average accumulated other comprehensive (loss) income	(69,125)	3,585
Average shareholders' equity excluding AOCI (non-GAAP)	$360,288	$339,050

Return on Average Shareholders' Equity
Return on average shareholders' equity (as reported)	11.24%	12.56%
Return on average shareholders' equity excluding AOCI (non-GAAP)	9.09%	12.69%

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

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2021 Annual Report on Form 10-K and in this Form 10-Q, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the ACL for loans and available-for-sale securities, the reserve for unfunded commitments and the impairment review of goodwill.

The Company has not materially changed its significant accounting and reporting policies from those disclosed in its 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (c), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations for the three months ended June 30, 2022 and June 30, 2021

Unless otherwise indicated, the reported results are for the three months ended June 30, 2022 with the "same period," the "prior year period," the "comparable period," and the "prior period" being the three months ended June 30, 2021. Average yields are presented on an annualized tax equivalent basis.

Net Income
Net income for the three months ended June 30, 2022, amounted to $8.2 million, a decrease of $3.0 million, or 27%, compared to the prior year period. Pre-tax income for the three months ended June 30, 2022, decreased by $4.2 million, or 28%, compared to the prior year period. For the three months ended June 30, 2022, the effective tax rate was 23.7%, compared to 25.0% for the three months ended June 30, 2021.
•The decrease in pre-tax income was attributable primarily to increases in the provision for credit losses of $2.4 million and non-interest expense of $1.7 million, partially offset by an increase in net interest income of $535 thousand.
•Tax expense for the three months ended June 30, 2022, benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt and lower-taxed income at the Bank's security corporation subsidiaries.

Net Interest Income
Net interest income for the three months ended June 30, 2022, amounted to $35.8 million, an increase of $535 thousand, or 2%, compared to the three months ended June 30, 2021.
•The increase in net interest income was due largely to increases in loan income, excluding PPP income (non-GAAP), of $3.5 million and investment security income of $1.4 million, and a decrease in deposit interest expense of $439 thousand, partially offset by a decrease in PPP income of $5.0 million.
•PPP income amounted to $622 thousand for the three months ended June 30, 2022, compared to $5.6 million for the three months ended June 30, 2021. PPP loans outstanding amounted to $15.3 million at June 30, 2022, compared to $300.1 million at June 30, 2021, due to the continued forgiveness of PPP loans by the SBA during the period.

Net Interest Margin
Tax equivalent net interest margin ("net interest margin" or "margin") was 3.45% for each of the three-month periods ended June 30, 2022 and June 30, 2021.
Key items impacting margin for the three months ended June 30, 2022, compared to the prior year period included:
•Average interest-earning deposits with banks decreased $292.8 million, or 58%, while the yield increased 61 basis points. The decrease in average balance resulted primarily from the funding of growth in the Company's investment and core loan portfolios, partially offset by funds received from the forgiveness of PPP loans by the SBA. The increase in yield reflected higher market interest rates during the three months ended June 30, 2022.
•Average investment securities at fair value increased $379.1 million, or 64%, while the tax-equivalent yield decreased 41 basis points. The increase in average balance resulted from investment security purchases in the second half of 2021 when market interest rates were lower than the three months ended June 30, 2022.
•Average loans decreased $30.2 million, or 1%, and the yield decreased 16 basis points.
◦Average PPP loans outstanding decreased $387.9 million, or 94%.
◦Average core loans (non-GAAP) increased $357.7 million, or 14%, while the yield decreased 5 basis points.
•Average total deposits increased $58.2 million, or 2%, while the yield decreased 5 basis points.
◦Average non-interest checking balances decreased $102.2 million, or 8%.
◦Average brokered deposits decreased $75.0 million, or 100%.
•Adjusted net interest margin (non-GAAP), amounted to 3.55% and 3.71%, respectively.
•Adjusted net interest margin (non-GAAP) for the three months ended March 31, 2022, as disclosed in the March 31, 2022 Form 10-Q, amounted to 3.47%.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$(1,527)	$(490)	$(1,037)
Investment securities (tax-equivalent)	1,351	2,035	(684)
Other interest-earning assets(1)	249	(123)	372
Total interest-earning assets (tax-equivalent)	73	1,422	(1,349)
Interest expense
Interest checking, savings and money market	75	12	63
Certificates of deposit	(255)	(57)	(198)
Brokered CDs	(259)	(129)	(130)
Borrowed funds	(5)	(16)	11
Subordinated debt	(1)	1	(2)
Total interest-bearing funding	(445)	(189)	(256)
Change in net interest income (tax-equivalent)	$518	$1,611	$(1,093)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2022 and 2021:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2022			Three months ended June 30, 2021
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,020,113	$32,259	4.28%	$3,050,289	$33,786	4.44%
Investment securities(3) (tax equivalent)	969,563	5,012	2.07%	590,488	3,661	2.48%
Other interest-earning assets(4)	214,167	393	0.74%	506,803	144	0.11%
Total interest-earnings assets (tax equivalent)	4,203,843	37,664	3.59%	4,147,580	37,591	3.63%
Other assets	115,413			157,297
Total assets	$4,319,256			$4,304,877

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,296,268	456	0.08%	$2,234,017	381	0.07%
CDs	198,766	215	0.43%	230,028	470	0.82%
Brokered deposits	—	—	—%	75,001	259	1.39%
Borrowed funds	2,961	13	1.73%	8,625	18	0.83%
Subordinated debt(5)	59,021	817	5.54%	58,901	818	5.55%
Total interest-bearing funding	2,557,016	1,501	0.24%	2,606,572	1,946	0.30%
Non-interest checking	1,424,132	—	—%	1,321,903	—	—%
Total deposits, borrowed funds and subordinated debt	3,981,148	1,501	0.15%	3,928,475	1,946	0.20%
Other liabilities	46,945			42,816
Total liabilities	4,028,093			3,971,291
Stockholders' equity	291,163			333,586
Total liabilities and stockholders' equity	$4,319,256			$4,304,877

Net interest-rate spread (tax equivalent)			3.35%			3.33%
Net interest income (tax equivalent)		36,163			35,645
Net interest margin (tax equivalent)			3.45%			3.45%
Less tax equivalent adjustment		342			359
Net interest income		$35,821			$35,286
Net interest margin			3.42%			3.41%
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
(4)Average other interest-earning assets include interest-earning deposits with banks, federal funds sold and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the three months ended June 30, 2022, amounted to $2.4 million, compared to $39 thousand for the three months ended June 30, 2021.
•The provision for the three months ended June 30, 2022, consisted of $2.2 million for loans outstanding and $214 thousand for reserves on unfunded commitments (included in other liabilities).
•Most of the provision for the three months ended June 30, 2022, related to the Company's strong loan growth during the second quarter of 2022, and to a lesser extent, a deterioration in the economic forecast due to the rising interest rate environment and persistent high inflation levels, partially offset by improved credit quality.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL see "Asset Quality," and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the three months ended June 30, 2022, amounted to $4.1 million, a decrease of $620 thousand, or 13%, compared to the three months ended June 30, 2021.
•The decrease in non-interest income over the respective periods resulted primarily from a decrease in gains on sales of loans of $490 thousand and a decline in equity investment fair values of $493 thousand (included in other income), partially offset by an increase in deposit and interchange fees of $349 thousand.

Non-Interest Expense
Non-interest expense for the three months ended June 30, 2022, amounted to $26.9 million, an increase of $1.7 million, or 7%, compared to the three months June 30, 2021.
•The increase in non-interest expense over the respective periods resulted primarily from an increase in salaries and employee benefits of $1.3 million, or 8%. The increase in salaries and employee benefit expense included an increase of $596 thousand in performance-based incentive accruals. Excluding this cost, the increases in non-interest expense and salaries and benefits expense amounted to $1.1 million, or 5%, and $715 thousand, or 5%, respectively, compared to the prior year period.

Income Taxes
The effective tax rate for the three months ended June 30, 2022, was 23.7%, compared to 25.0% for the three months ended June 30, 2021. Tax expense for the three months ended June 30, 2022, benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt and lower-taxed income at the Bank's security corporation subsidiaries.

Results of Operations for the six months ended June 30, 2022 and June 30, 2021

Unless otherwise indicated, the reported results are for the six months ended June 30, 2022 with the "same period," the "prior year period," the "comparable period," "prior year," and "prior period" being the six months ended June 30, 2021. Average yields are presented on an annualized tax equivalent basis.

Net Income
Net income for the six months ended June 30, 2022, amounted to $18.4 million, a decrease of $3.0 million compared to the prior year period. Pre-tax income for six months ended June 30, 2022, decreased by $4.5 million, or 16%, compared to the prior year period. For the six months ended June 30, 2022, the effective tax rate was 23.2%, compared to 24.6% for the six months ended June 30, 2021.
•The decrease in pre-tax income was attributable primarily to increases in the provision for credit losses of $2.2 million and non-interest expense of $2.8 million, partially offset by an increase in non-interest income of $676 thousand.
•Tax expense for the six months ended June 30, 2022, benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt income, lower-taxed income at Bank's security corporation subsidiaries and discrete tax benefits related to stock-based compensation transactions.
Net Interest Income
Net interest income for the six months ended June 30, 2022, amounted to $69.9 million, a decrease of $168 thousand, or 0%, compared to the six months ended June 30, 2021.

•The decrease in net interest income was due largely to a decrease in PPP income of $9.5 million, partially offset by increases in loan income, excluding PPP (non-GAAP), of $5.0 million, investment security income of $2.5 million, and a decrease in interest expense of $1.4 million.
•PPP income amounted to $2.1 million for the six months ended June 30, 2022, compared to $11.6 million for the six months ended June 30, 2021. PPP loans outstanding amounted to $15.3 million at June 30, 2022, compared to $300.1 million at June 30, 2021, due to the continued forgiveness of PPP loans by the SBA during the period.

Net Interest Margin
Net interest margin was 3.36% and 3.53% for the six-month periods ended June 30, 2022 and June 30, 2021, respectively.
Key items impacting margin for the six months ended June 30, 2022, compared to the prior year period included:
•Average interest-earning deposits with banks decreased $96.6 million, or 25%, while the yield increased 28 basis points. The decrease in average balance resulted primarily from the funding of growth in the Company's investment and core loan portfolios, partially offset by funds received from the forgiveness of PPP loans by the SBA. The increase in yield reflected higher market interest rates during the six months ended June 30, 2022.
•Average investment securities at fair value increased $375.0 million, or 64%, while the tax-equivalent yield decreased 45 basis points. The increase in average balance resulted from investment security purchases in the second half of 2021 when market interest rates were lower than the six months ended June 30, 2022.
•Average loans decreased $92.4 million, or 3%, and the yield decreased 16 basis points.
◦Average PPP loans outstanding decreased $395.8 million, or 92%.
◦Average core loans (non-GAAP) increased $303.4 million, or 12%, while the yield decreased 10 basis points.
•Average total deposits increased $188.1 million, or 5%, while the yield decreased 6 basis points.
◦Average non-interest checking balances increased $130.7 million, or 10%.
◦Average brokered deposits decreased $75.0 million, or 100%.
•Adjusted net interest margin (non-GAAP), amounted to 3.51% and 3.70%, respectively.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax equivalent)	$(4,498)	$(2,193)	$(2,305)
Investment securities (tax equivalent)	2,546	4,010	(1,464)
Other interest-earning assets(1)	365	(64)	429
Total interest-earning assets (tax equivalent)	(1,587)	1,753	(3,340)

Interest expense
Interest checking, savings and money market	(16)	76	(92)
CDs	(633)	(139)	(494)
Brokered deposits	(513)	(257)	(256)
Borrowed funds	—	(18)	18
Subordinated debt	(225)	(199)	(26)
Total interest-bearing funding	(1,387)	(537)	(850)
Change in net interest income (tax equivalent)	$(200)	$2,290	$(2,490)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2022 and 2021:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2022			Six months ended June 30, 2021
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$2,965,998	$63,064	4.29%	$3,058,424	$67,562	4.45%
Investment securities(3) (tax equivalent)	958,211	9,833	2.05%	583,172	7,287	2.50%
Other interest-earning assets(4)	298,409	574	0.39%	394,888	209	0.11%
Total interest-earnings assets (tax equivalent)	4,222,618	73,471	3.50%	4,036,484	75,058	3.75%
Other assets	134,683			157,943
Total assets	$4,357,301			$4,194,427

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,333,587	835	0.07%	$2,166,805	851	0.08%
CDs	200,723	436	0.44%	235,089	1,069	0.92%
Brokered deposits	—	—	—%	75,000	513	1.38%
Borrowed funds	3,608	26	1.46%	7,302	26	0.72%
Subordinated debt(5)	59,006	1,635	5.54%	66,206	1,860	5.62%
Total interest-bearing funding	2,596,924	2,932	0.23%	2,550,402	4,319	0.34%
Non-interest checking	1,398,840	—	—%	1,268,133	—	—%
Total deposits, borrowed funds and subordinated debt	3,995,764	2,932	0.15%	3,818,535	4,319	0.23%
Other liabilities	50,051			44,812
Total liabilities	4,045,815			3,863,347
Stockholders' equity	311,486			331,080
Total liabilities and stockholders' equity	$4,357,301			$4,194,427

Net interest-rate spread (tax equivalent)			3.27%			3.41%
Net interest income (tax equivalent)		70,539			70,739
Net interest margin (tax equivalent)			3.36%			3.53%
Less tax equivalent adjustment		685			717
Net interest income		$69,854			$70,022
Net interest margin			3.33%			3.49%
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

Provision for Credit Losses
The provision for credit losses for the six months ended June 30, 2022, amounted to $2.9 million, an increase of $2.2 million, compared to the six months ended June 30, 2021.
•The provision for the six months ended June 30, 2022, consisted of $3.0 million for loans outstanding, partially offset by a reduction of $81 thousand in reserves on unfunded commitments (included in other liabilities).
•Most of the provision for the six months ended June 30, 2022, related to the Company's strong loan growth during the six months ended June 30, 2022, and to a lesser extent, a deterioration in the economic forecast due to the rising interest rate environment and persistent high inflation levels, partially offset by improved credit quality.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL see "Asset Quality," and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the six months ended June 30, 2022, amounted to $9.7 million, an increase of $676 thousand, or 7%, compared to the six months ended June 30, 2021.
•The increase in non-interest income resulted primarily from increases in net gains on sales of debt securities of $934 thousand and deposit and interchange fees of $545 thousand, partially offset by a decrease in gains on sales of loans of $596 thousand and a decline in equity investment fair values of $644 thousand (included in other income).

Non-Interest Expense
Non-interest expense for the six months ended June 30, 2022, amounted to $52.6 million, an increase of $2.8 million, or 6%, compared to the six months ended June 30, 2021.
•The increase in non-interest expense over the respective periods resulted primarily from an increase in salaries and employee benefits of $2.4 million, or 7%. The increase in salaries and employee benefit expense during the six months ended June 30, 2022, included an increase of $958 thousand in performance-based incentive accruals. Excluding this cost, the increase in salaries and benefits expense amounted to $1.4 million, or 5%, compared to the prior year period.
•Non-interest expense in the prior year period included a loss on extinguishment of subordinated debt of $713 thousand. Excluding the increase in performance-based incentive accruals above and the non-recurring loss on extinguishment of subordinated debt, the increase in non-interest expense amounted to $2.5 million, or 5%, compared to the prior year period.

Income Taxes
The effective tax rate for the six months ended June 30, 2022, was 23.2%, compared to 24.6% for the six months ended June 30, 2021. Tax expense for the six months ended June 30, 2022, benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt income, lower-taxed income at Bank's security corporation subsidiaries and discrete tax benefits related to stock-based compensation transactions.

Financial Condition

Total assets amounted to $4.42 billion at June 30, 2022, compared to $4.45 billion at December 31, 2021, a decrease of $30.4 million, or 1%. The decrease was driven by decreases in interest-earning deposits with banks of $152.7 million, investments securities at fair value of $91.6 million, and PPP loans outstanding of $56.2 million, partially offset by an increase in core loans (non-GAAP) of $220.4 million. The balance sheet composition and changes since December 31, 2021 are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents at June 30, 2022 decreased $130.1 million since December 31, 2021. At June 30, 2022 and December 31, 2021, cash and cash equivalents amounted to 7% and 10% of total assets, respectively. The decrease in cash and cash equivalents since December 31, 2021 was related primarily to funding core loan growth (non-GAAP) during the six months ended June 30, 2022.

While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers have generally maintained higher liquidity.

Investments

At June 30, 2022, the fair value of the investment portfolio amounted to $866.6 million, a decrease of $91.6 million, or 10%, since December 31, 2021. The investment portfolio at fair value represented 20% and 22% of total assets at June 30, 2022 and December 31, 2021, respectively. The change resulted primarily from a decrease in the fair value of the Company's investment portfolio of $99.4 million, during the six months ended June 30, 2022, caused primarily by significant increases in market interest rates over the respective periods. As of June 30, 2022 and December 31, 2021, the Company's investment portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the six months ended June 30, 2022, the Company purchased $90.8 million in debt securities, had principal pay downs, calls and maturities totaling $51.9 million, and sold debt securities with an amortized cost of approximately $31.7 million realizing net gains on sales of $1.1 million.

Net unrealized losses on the debt securities portfolio amounted to $93.5 million at June 30, 2022, compared to net unrealized gains of $5.9 million at December 31, 2021 and $20.9 million at June 30, 2021. The Company attributes the change in net unrealized gains (losses) compared to December 31, 2021 to the significant increases in market interest rates during the respective periods.

The mix of investment securities remained relatively unchanged at June 30, 2022 compared to December 31, 2021. The effective duration of the debt securities portfolio at June 30, 2022 was approximately 5.4 years compared to 4.9 years at December 31, 2021.

Loans

As of June 30, 2022, total loans increased $164.2 million, or 6%, compared to December 31, 2021. The increase in total loans as of June 30, 2022 compared to December 31, 2021 was due primarily to net core loan growth (non-GAAP) of $220.4 million, partially offset by a decrease in PPP loans outstanding of $56.2 million due to forgiveness from the SBA. The mix of loans within the Company's loan portfolio remained relatively unchanged with commercial loans amounting to 87% of total loans at June 30, 2022, compared to 88% at December 31, 2021 and 89% at June 30, 2021.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans:

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,865,198	60%	$1,680,792	58%	$1,541,397	52%
Commercial and industrial	422,006	14%	412,070	14%	404,432	14%
Commercial construction	385,752	13%	410,443	14%	383,807	13%
SBA PPP	15,288	—%	71,502	2%	300,083	10%
Total commercial loans	2,688,244	87%	2,574,807	88%	2,629,719	89%
Residential mortgages	307,131	10%	256,940	9%	233,580	8%
Home equity	81,648	3%	80,467	3%	82,336	3%
Consumer	7,892	—%	8,470	—%	8,554	—%
Total retail loans	396,671	13%	345,877	12%	324,470	11%
Total loans	3,084,915	100%	2,920,684	100%	2,954,189	100%
Allowance for credit losses	(50,703)		(47,704)		(50,041)
Net loans	$3,034,212		$2,872,980		$2,904,148

As of, or for the six months ended June 30, 2022,

•Commercial real estate loans increased $184.4 million, or 11%, compared to December 31, 2021, and $323.8 million, or 21%, compared to June 30, 2021. The increases resulted from strong customer demand.
•Commercial and industrial loans increased by $9.9 million, or 2%, compared to December 31, 2021 and $17.6 million, or 4%, compared to June 30, 2021.
•Commercial construction loans decreased by $24.7 million, or 6%, since December 31, 2021, and increased $1.9 million, or 1%, compared to June 30, 2021. The decrease since December 31, 2021 was driven by relatively high payoff volume during the period.
•PPP loan forgiveness by the SBA amounted to $58.1 million.
•Total retail loans increased by $50.8 million, or 15%, since December 31, 2021, and $72.2 million, or 22%, compared to June 30, 2021. The increase resulted from the Company retaining more residential mortgages on its balance sheet.

At June 30, 2022, commercial loan balances participated out to various banks amounted to $59.6 million, compared to $66.7 million at December 31, 2021, and $67.4 million at June 30, 2021. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $88.1 million, $62.6 million and $78.7 million at June 30, 2022, December 31, 2021, and June 30, 2021, respectively. See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q above for information on loans serviced for others and loans pledged as collateral.

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Non-accrual loan summary:
Commercial real estate	$4,367	$22,870	$24,167
Commercial and industrial	1,223	1,542	4,213
Commercial construction	—	1,045	2,876
Residential mortgages	501	794	389
Home equity	230	246	351
Consumer	—	25	—
Total non-performing loans	6,321	26,522	31,996
OREO	—	—	2,400
Total non-performing assets	$6,321	$26,522	$34,396
Total loans	$3,084,915	$2,920,684	$2,954,189
Accruing TDR loans not included above	$5,955	$8,556	$9,283
Delinquent loans 60-89 days past due and still accruing	$1,334	$38	$11
Loans 60-89 days past due and still accruing to total loans	0.04%	—%	—%
Non-performing loans to total loans	0.20%	0.91%	1.08%
Non-performing assets to total assets	0.14%	0.60%	0.78%
Allowance for credit losses for loans	$50,703	$47,704	$50,041
Allowance for credit losses for loans to non-performing loans	802.14%	179.87%	156.40%
Allowance for credit losses for loans to total loans	1.64%	1.63%	1.69%

The decrease in non-performing loans at June 30, 2022, compared to December 31, 2021, was due primarily to two commercial relationships, amounting to $17.9 million, which were upgraded and restored to accrual status during the second quarter of 2022 due to improved financial strength and consistent payment history, as well as pay-downs and payoffs on several commercial relationships.

As of June 30, 2022, the ACL for loans to total core loans ratio (non-GAAP) was 1.65% at June 30, 2022, compared to 1.67% at December 31, 2021.

The majority of non-accrual loans were also carried as adversely classified during the periods presented. At June 30, 2022 and December 31, 2021, the Company had adversely classified loans (loans carrying "special mention," "substandard," "doubtful" or "loss" classifications) amounting to $48.9 million and $61.0 million, respectively.

Adversely classified loans that were performing but possessed potential weakness and, as a result, could ultimately become non-performing loans amounted to $42.6 million at June 30, 2022 and $34.5 million at December 31, 2021. The remaining balances of adversely classified loans which were non-accrual loans, amounted to $6.3 million at June 30, 2022 and $26.5 million at December 31, 2021.

Total individually evaluated collateral dependent loans amounted to $27.1 million and $34.6 million at June 30, 2022 and December 31, 2021, respectively. Total accruing collateral dependent loans amounted to $20.9 million and $8.4 million at June 30, 2022 and December 31, 2021, respectively, while non-accrual collateral dependent loans amounted to $6.2 million and $26.2 million as of June 30, 2022 and December 31, 2021, respectively.

In management's opinion, the majority of collateral dependent loan balances at June 30, 2022 and December 31, 2021 were supported by the net realizable value of the underlying collateral. Based on management's collateral assessment at June 30, 2022, collateral dependent loans totaling $25.7 million required no specific reserves while collateral dependent loans totaling $1.4 million required specific reserves of $341 thousand. At December 31, 2021, collateral dependent loans totaling $18.4 million required no specific reserves while collateral dependent loans totaling $16.2 million required specific reserves of $1.0 million.

Total TDR loans as of June 30, 2022 and December 31, 2021, were $9.7 million and $16.4 million, respectively. TDR loans on accrual status amounted to $5.9 million and $8.6 million at June 30, 2022 and December 31, 2021, respectively. TDR loans included in non-accrual loans amounted to $3.8 million at June 30, 2022 and $7.8 million at December 31, 2021. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

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

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$47,704	$44,565

Day one CECL adjustment	—	6,560
Provision for credit losses for loans	3,020	862
Recoveries on charged-off loans:
Commercial real estate	—	39
Commercial and industrial	110	83
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	7	10
Consumer	10	3
Total recovered	127	135
Charged-off loans
Commercial real estate	—	1,825
Commercial and industrial	110	249
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	38	7
Total charged-off	148	2,081

Net loans charged-off (recovered)	21	1,946
Ending balance	$50,703	$50,041
Annualized net loans charged-off to average loans outstanding	—%	0.13%

The Commercial real estate charge-offs for the prior year period related primarily to an individually evaluated commercial real estate loan, which was fully reserved for prior to 2021.

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

The Company’s reserve for unfunded commitments amounted to $3.6 million as of June 30, 2022 and $3.7 million at December 31, 2021. The provision for unfunded commitments amounted to a provision of $214 thousand compared to a benefit of $213 thousand for the three months ended June 30, 2022 and June 30, 2021, respectively. The provision for unfunded commitments amounted to a benefit of $81 thousand and $143 thousand for the six months ended June 30, 2022 and June 30, 2021, respectively.

Management believes that the Company's ACL for loans and the reserve for unfunded commitments were adequate as of June 30, 2022.

Deposits

As of June 30, 2022, customer deposits increased $36.6 million, or 1%, since December 31, 2021, and $127.2 million, or 3%, since June 30, 2021. Since December 31, 2021, the largest growth occurred in non-interest checking accounts of $93.0 million, or 7%.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Checking	$2,170,118	54%	$2,107,845	53%	$2,067,861	52%
Money markets and savings	1,628,181	40%	1,665,945	42%	1,597,396	41%
Certificates of deposit ("CDs")	218,515	6%	206,449	5%	224,362	5%
Total customer deposits	4,016,814	100%	3,980,239	100%	3,889,619	98%
Brokered CDs	—	—%	—	—%	75,014	2%
Total deposits	$4,016,814	100%	$3,980,239	100%	$3,964,633	100%

Borrowed Funds

The Company had borrowed funds outstanding of $3.0 million, $5.5 million, and $8.6 million at June 30, 2022, December 31, 2021, and June 30, 2021, respectively, all of which were FHLB advances. FHLB borrowings outstanding at each of these dates were related to specific lending projects under the FHLB's community development and affordable housing programs.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.0 million at both June 30, 2022 and December 31, 2021 and $58.9 million at June 30, 2021.

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

Shareholders' Equity & Regulatory Capital

Total shareholders' equity amounted to $285.1 million at June 30, 2022, compared to $346.9 million at December 31, 2021, a decrease of $61.8 million, or 18%. The change was attributable primarily to a decrease in AOCI of $77.0 million since December 31, 2021, partially offset by an increase in retained earnings of $13.5 million over the same period. The change in AOCI resulted from a decrease in the fair value of debt securities held in the Company's securities portfolio, which is attributed to the significant increases in market interest rates during the respective periods. The Company classifies all of its debt securities held in the Company's securities portfolio as available-for-sale and anticipates they will mature or be called at par value.

The Company's reported book value per common share and return on average shareholders' equity ratios were impacted by the change in AOCI as follows:
•Book value per common share was $23.53 at June 30, 2022, compared to $28.82 at December 31, 2021, a decrease of 18%. Excluding AOCI (non-GAAP), book value per common share was $29.51 at June 30, 2022 and $28.43 at December 31, 2021, an increase of 4%.

•Return on average shareholders' equity was 11.24% and 12.56% for the quarters ended June 30, 2022, and December 31, 2021, respectively. Return on average shareholders' equity, excluding AOCI (non-GAAP), was 9.09% and 12.69% for the quarters ended June 30, 2022, and December 31, 2021, respectively.

Total Capital and Tier 1 Capital to risk weighted assets, of which AOCI is not of component, amounted to 13.38% and 10.38%, respectively, at June 30, 2022, compared to 13.73% and 10.62%, respectively, at December 31, 2021. The decrease in each ratio was due primarily to strong loan growth over the respective period.

Tier 1 Capital to average assets, of which AOCI is not a component, amounted to 8.03% at June 30, 2022, compared to 7.56% at December 31, 2021. The increase was driven primarily by the increase in retained earnings noted above and to a lesser extent a reduction in average assets.

Derivatives and Hedging

The Company had no derivative fair value or cash flow hedges at either June 30, 2022, December 31, 2021 or June 30, 2021.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers decreased to $7.9 million at June 30, 2022 from $36.3 million at December 31, 2021 and $37.2 million at June 30, 2021. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $435 thousand at June 30, 2022 compared to $528 thousand at December 31, 2021 and 1.1 million at June 30, 2021.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight federal fund purchase arrangements with correspondent banks, access to the FRB Discount Window. At June 30, 2022, the Bank had the capacity to borrow additional funds from the FHLB and FRB Discount Window of up to approximately $740.0 million and $310.0 million, respectively.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, the pandemic, changes in market interest rates, the persistence of the inflationary environment in the United States and our market areas, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

Capital Resources

Both the Company's and the Bank's regulatory capital ratios, as outlined in Note 9 "Regulatory Capital Requirements," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q, exceeded the regulatory "well-capitalized" and Basel III risk-based capital requirements as of June 30, 2022.

On January 1, 2021, the Company's adoption of CECL resulted in the Company recording a net cumulative-effect adjustment that decreased retained earnings by $6.5 million, net of $2.5 million in deferred income taxes.

On March 31, 2021, the Company redeemed the January 2015 Notes. The redemption of the January 2015 Notes was funded through a dividend from the Bank.

For the six months ended June 30, 2022 and June 30, 2021, the Company declared cash dividends of $5.0 million and $4.4 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, shareholders utilized the dividend reinvestment portion of the Company’s dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 19,524 shares and 19,307 shares, totaling $699 thousand and $628 thousand, respectively.

On July 19, 2022, the Company announced a quarterly dividend of $0.205 per share to be paid on September 1, 2022 to shareholders of record as of August 11, 2022.

For further information about the Company's capital, see Note 9 "Regulatory Capital Requirements," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q.

Wealth Management

Wealth assets under management and wealth assets under administration are not carried as assets on the Company's consolidated balance sheets. The Company provides a wide range of wealth management and wealth services, including investment management, brokerage, annuities, trust, and 401(k) administration.

Wealth assets under management and wealth assets under administration amounted to $849.5 million and $205.6 million, respectively, at June 30, 2022, representing decreases of $191.9 million, or 18%, and $52.2 million, or 20%, respectively, compared to December 31, 2021. The decreases in wealth assets under management and administration were attributable primarily to declines in market values.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2021 Annual Report on Form 10-K for further information on the Company’s net interest income and net interest margin sensitivity under different interest rate and yield curve scenarios as well as different asset and liability mix scenarios.

At June 30, 2022, the Company's net interest income sensitivity decreased compared to December 31, 2021, resulting primarily from a decreased level of liquidity and growth in the Company's fixed rate commercial real estate and residential mortgage portfolios. The increase in residential mortgages was from the Company retaining more production on the balance sheet instead of selling into the secondary market.

In the declining rate scenario, the percent change in net interest income was relatively consistent to results at December 31, 2021 primarily due to the aforementioned decrease in interest rate sensitivity from the decline in liquidity and the increase in fixed rate loans, mostly offset by an increase in interest rate sensitivity caused by higher yields on short term investments.

Net short-term liquidity, which is included in the table below is defined as interest-earning deposits in banks less short-term wholesale borrowings consisting of brokered deposits and FHLB borrowings. The balance is generally considered to be high at June 30, 2022 and December 31, 2021 and resulted in large part to funds received from the forgiveness of PPP loans offset by core loan growth.

The net interest income simulation model assumes a static balance sheet over 24 months. In the 200 and 400 basis point rising rate scenarios below, net interest income is projected to increase in the first 24 months primarily due to the elevated balance of net short-term liquidity that reprices immediately. In the declining rate scenario, net interest income is projected to decrease as funding costs are at low levels and do not decline as significantly as asset yields.

The following table summarizes the results from the Company’s net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, for a 24-month period at June 30, 2022 and December 31, 2021.

(Dollars in thousands, except for percentage data)	June 30, 2022	December 31, 2021
Net liquidity	$247,305	$397,525

Changes in interest rates	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	4.28%	9.73%
Rates Rise 200 Basis Points	2.32%	5.37%
Rates Unchanged	—%	—%
Rates Decline 100 Basis Points	(4.77)%	(4.95)%

The results in the table above are subject to various assumptions as reported in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2021 Annual Report on Form 10-K. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2022) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three months ended June 30, 2022, the Company made no repurchases of common stock.

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

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 5, 2022	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer