Form 10-Q
period 2022-09-30
ENTERPRISE BANCORP INC /MA/
filed 2022-11-04
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
     ☐ Yes ☒ No

As of October 31, 2022, there were 12,124,086 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$45,345	$33,572
Interest-earning deposits with banks	368,343	403,004
Total cash and cash equivalents	413,688	436,576
Investments:
Debt securities at fair value (amortized cost of $950,881 and $950,523, respectively)	827,215	956,430
Equity securities at fair value	3,815	1,785
Total investment securities at fair value	831,030	958,215
Federal Home Loan Bank ("FHLB") stock	2,343	2,164
Loans:
Total loans	3,109,369	2,920,684
Allowance for credit losses	(51,211)	(47,704)
Net loans	3,058,158	2,872,980
Premises and equipment, net	44,141	44,689
Lease right-of-use asset	24,559	24,295
Accrued interest receivable	15,746	13,354
Deferred income taxes, net	51,692	19,644
Bank-owned life insurance	63,847	62,954
Prepaid income taxes	1,205	279
Prepaid expenses and other assets	17,755	7,013
Goodwill	5,656	5,656
Total assets	$4,529,820	$4,447,819
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,138,038	$3,980,239
Borrowed funds	2,934	5,479
Subordinated debt	59,102	58,979
Lease liability	24,020	23,627
Accrued expenses and other liabilities	32,700	31,063
Accrued interest payable	833	1,537
Total liabilities	4,257,627	4,100,924
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,127,453 and 12,038,382 shares issued and outstanding, respectively	121	120
Additional paid-in capital	103,007	100,352
Retained earnings	264,738	241,761
Accumulated other comprehensive (loss) income	(95,673)	4,662
Total shareholders' equity	272,193	346,895
Total liabilities and shareholders' equity	$4,529,820	$4,447,819
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest and dividend income:
Loans and loans held for sale	$35,306	$33,420	$98,149	$100,730
Investment securities	4,728	3,893	14,097	10,715
Other interest-earning assets	2,068	262	2,642	471
Total interest and dividend income	42,102	37,575	114,888	111,916
Interest expense:
Deposits	1,460	862	2,731	3,295
Borrowed funds	13	17	39	43
Subordinated debt	850	817	2,485	2,677
Total interest expense	2,323	1,696	5,255	6,015
Net interest income	39,779	35,879	109,633	105,901
Provision for credit losses	1,000	28	3,939	747
Net interest income after provision for credit losses	38,779	35,851	105,694	105,154
Non-interest income:
Wealth management fees	1,626	1,768	4,965	5,018
Deposit and interchange fees	2,045	1,813	5,847	5,070
Income on bank-owned life insurance, net	303	250	893	518
Net gains on sales of debt securities	—	—	1,062	128
Net gains on sales of loans	8	177	30	795
Loss on termination of swaps	—	(1,847)	—	(1,847)
(Loss) gain on equity securities	(193)	6	(688)	154
Other income	736	912	2,143	2,294
Total non-interest income	4,525	3,079	14,252	12,130
Non-interest expense:
Salaries and employee benefits	18,915	17,224	53,450	49,377
Occupancy and equipment expenses	2,203	2,471	6,982	7,268
Technology and telecommunications expenses	2,599	2,583	8,154	7,877
Advertising and public relations expenses	510	435	1,737	1,602
Audit, legal and other professional fees	693	558	2,078	1,702
Deposit insurance premiums	391	593	1,313	1,327
Supplies and postage expenses	219	200	663	605
Loss on extinguishment of subordinated debt	—	—	—	713
Other operating expenses	2,007	1,705	5,770	5,138
Total non-interest expense	27,537	25,769	80,147	75,609
Income before income taxes	15,767	13,161	39,799	41,675
Provision for income taxes	3,805	3,329	9,389	10,352
Net income	$11,962	$9,832	$30,410	$31,323

Basic earnings per share	$0.99	$0.82	$2.51	$2.61
Diluted earnings per share	$0.98	$0.81	$2.50	$2.60

Basic weighted average common shares outstanding	12,119,348	12,022,610	12,094,613	11,997,199
Diluted weighted average common shares outstanding	12,156,695	12,065,100	12,143,468	12,038,561
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$11,962	$9,832	$30,410	$31,323
Other comprehensive (loss) income, net of tax
Net change in fair value of debt securities	(23,295)	(2,629)	(100,335)	(10,552)
Net change in fair value of cash flow hedges	—	1,333	—	2,023
Total other comprehensive loss, net of tax	(23,295)	(1,296)	(100,335)	(8,529)
Total comprehensive (loss) income, net	$(11,333)	$8,536	$(69,925)	$22,794

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2022	12,115,924	$121	$102,108	$255,259	$(72,378)	$285,110
Net income				11,962		11,962
Other comprehensive loss, net					(23,295)	(23,295)
Common stock dividend declared ($0.205 per share)				(2,483)		(2,483)
Common stock issued under dividend reinvestment plan	11,297	—	354			354
Common stock issued, other	344	—	11			11
Stock-based compensation, net	61		553			553
Net settlement for employee taxes on restricted stock and options	(1,408)	—	(46)			(46)
Stock options exercised, net	1,235	—	27			27
Balance at September 30, 2022	12,127,453	$121	$103,007	$264,738	$(95,673)	$272,193

Balance at June 30, 2021	12,014,933	$120	$98,708	$225,529	$14,960	$339,317
Net income				9,832		9,832
Other comprehensive loss, net					(1,296)	(1,296)
Common stock dividend declared ($0.185 per share)				(2,224)		(2,224)
Common stock issued under dividend reinvestment plan	9,192	—	310			310
Common stock issued, other	461	—	15			15
Stock-based compensation, net	(56)	—	503			503
Net settlement for employee taxes on restricted stock and options	—	—	(8)			(8)
Stock options exercised, net	5,071	—	91			91
Balance at September 30, 2021	12,029,601	$120	$99,619	$233,137	$13,664	$346,540

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				30,410		30,410
Other comprehensive loss, net					(100,335)	(100,335)
Common stock dividend declared ($0.615 per share)				(7,433)		(7,433)
Common stock issued under dividend reinvestment plan	30,821	—	1,053			1,053
Common stock issued, other	1,195	—	41			41
Stock-based compensation, net	60,345	1	1,785			1,786
Net settlement for employee taxes on restricted stock and options	(9,136)	—	(332)			(332)
Stock options exercised, net	5,846	—	108			108
Balance at September 30, 2022	12,127,453	$121	$103,007	$264,738	$(95,673)	$272,193

Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				31,323		31,323
Cumulative effect adjustment for CECL adoption				(6,510)		(6,510)
Other comprehensive loss, net					(8,529)	(8,529)
Common stock dividend declared ($0.555 per share)				(6,653)		(6,653)
Common stock issued under dividend reinvestment plan	28,499	—	938			938
Common stock issued, other	1,322	—	42			42
Stock-based compensation, net	63,684	1	1,656			1,657
Net settlement for employee taxes on restricted stock and options	(7,803)	—	(260)			(260)
Stock options exercised, net	6,104	—	106			106
Balance at September 30, 2021	12,029,601	$120	$99,619	$233,137	$13,664	$346,540
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$30,410	$31,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,939	747
Depreciation and amortization	5,292	5,894
Stock-based compensation expense	1,724	1,550
Income on bank-owned life insurance, net	(893)	(518)
Net gains on sales of debt securities	(1,062)	(128)
Mortgage loans originated for sale	(1,263)	(28,084)
Proceeds from mortgage loans sold	1,293	28,837
Net gains on sales of loans	(30)	(795)
Net losses (gains) on equity securities	688	(154)
Loss on termination of swaps	—	1,847
Changes in:
Net (increase) decrease in other assets	(16,433)	1,864
Net decrease in other liabilities	(3,249)	(7,563)
Net cash provided by operating activities	20,416	34,820
Cash flows from investing activities:
Proceeds from sales of debt securities	32,715	3,059
Purchase of debt securities	(97,789)	(300,660)
Proceeds from maturities, calls and pay-downs of debt securities	68,149	64,779
Net purchases of equity securities	(2,718)	(541)
Net purchases of FHLB capital stock	(179)	(259)
Net (increase) decrease in loans	(188,758)	219,277
Additions to premises and equipment, net	(3,415)	(2,665)
Purchase of bank-owned life insurance	—	(30,000)
Net cash (used in) provided by investing activities	(191,995)	(47,010)
Cash flows from financing activities:
Net increase in deposits	157,799	419,673
Net (decrease) increase in borrowed funds	(2,545)	3,826
Repayment of subordinated debt	—	(15,600)
Loss on extinguishment of subordinated debt	—	713
Cash dividends paid, net of dividend reinvestment plan	(6,380)	(5,715)
Proceeds from issuance of common stock	41	42
Net settlement for employee taxes on restricted stock and options	(332)	(260)
Net proceeds from stock option exercises	108	106
Net cash provided by financing activities	148,691	402,785

Net (decrease) increase in cash and cash equivalents	(22,888)	390,595
Cash and cash equivalents at beginning of period	436,576	253,782
Cash and cash equivalents at end of period	$413,688	$644,377
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Certain previous years' amounts in the unaudited consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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
2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. For the Company, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU and expects that this ASU will not have a material impact to the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss ("CECL") methodology for estimating allowances for credit losses and enhances the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. For the Company, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU and expects that implementation will not have a material impact to the consolidated financial statements.

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

(d) Subsequent Events

The Company has evaluated subsequent events and transactions from September 30, 2022, through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,016	$—	$6	$5,010
U.S. treasury securities	85,865	—	6,205	79,660
Federal agency collateralized mortgage obligations ("CMO")	446,530	—	66,453	380,077
Federal agency mortgage-baked securities ("MBS")	23,305	—	3,326	19,979
Taxable municipal securities	286,449	—	44,196	242,253
Tax-exempt municipal securities	85,293	15	1,840	83,468
Corporate bonds	6,475	—	195	6,280
Subordinated corporate bonds	11,948	—	1,460	10,488
Total debt securities, at fair value	$950,881	$15	$123,681	$827,215

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$62,850	$—	$684	$62,166
Federal agency CMO	489,789	5,672	8,748	486,713
Federal agency MBS	22,794	517	417	22,894
Taxable municipal securities	272,507	5,607	2,264	275,850
Tax-exempt municipal securities	87,024	5,648	—	92,672
Corporate bonds	8,559	441	—	9,000
Subordinated corporate bonds	7,000	135	—	7,135
Total debt securities, at fair value	$950,523	$18,020	$12,113	$956,430
At September 30, 2022, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were primarily attributable to significant increases in market interest rates experienced during the first nine months of 2022. Management concluded that no ACL for available-for-sale securities was necessary as of September 30, 2022 and anticipates they will mature or be called at par value.

Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $4.4 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively.

The following tables summarize the duration of unrealized losses for debt securities at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$5,011	$6	$—	$—	$5,011	$6	1
U.S. treasury securities	49,643	2,290	30,017	3,915	79,660	6,205	12
Federal agency CMO	193,638	21,696	186,439	44,757	380,077	66,453	101
Federal agency MBS	10,741	911	9,237	2,415	19,978	3,326	11
Taxable municipal securities	160,929	25,059	77,625	19,137	238,554	44,196	269
Tax-exempt municipal securities	78,249	1,840	—	—	78,249	1,840	128
Corporate bonds	6,279	195	—	—	6,279	195	31
Subordinated corporate bonds	6,875	1,073	3,613	387	10,488	1,460	6
Total	$511,365	$53,070	$306,931	$70,611	$818,296	$123,681	559

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$62,166	$684	$—	$—	$62,166	$684	9
Federal agency CMO	266,313	6,627	51,281	2,121	317,594	8,748	43
Federal agency MBS	11,447	417	—	—	11,447	417	2
Taxable municipal securities	117,388	2,023	6,727	241	124,115	2,264	118
Total	$457,314	$9,751	$58,008	$2,362	$515,322	$12,113	172

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The contractual maturity distribution at September 30, 2022 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,464	$13,407
Due after one, but within five years	198,843	189,724
Due after five, but within ten years	290,032	248,284
Due after ten years	448,542	375,800
Total debt securities	$950,881	$827,215

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $159.0 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $813.0 million and $949.3 million at September 30, 2022 and December 31, 2021, respectively.

The Company had no sales of debt securities during the three months ended September 30, 2022 or September 30, 2021. Sales of debt securities for the nine months ended September 30, 2022 and September 30, 2021 are summarized as follows:

	Nine months ended September 30,
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

Equity Securities

The Company held equity securities with a fair value of $3.8 million at September 30, 2022 and $1.8 million at December 31, 2021. At September 30, 2022, the equity portfolio consisted of investments in broad-based equity index funds and common stock of entities in the financial services industry. The equity portfolio also included mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and nine months ended September 30, 2022 and September 30, 2021 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net (losses) gains recognized during the period on equity securities	$(193)	$6	$(688)	$154
Less: Net gains recognized on equity securities sold during the period	—	—	—	6
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the end of the period (included in other income)	$(193)	$6	$(688)	$148

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial real estate	$1,886,365	$1,680,792
Commercial and industrial	413,347	412,070
Commercial construction	396,027	410,443
SBA Paycheck Protection Program ("PPP")	2,725	71,502
Total commercial loans	2,698,464	2,574,807

Residential mortgages	321,663	256,940
Home equity loans and lines	80,882	80,467
Consumer	8,360	8,470
Total retail loans	410,905	345,877
Total loans	3,109,369	2,920,684

ACL for loans	(51,211)	(47,704)
Net loans	$3,058,158	$2,872,980

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $5.2 million at September 30, 2022 and $7.5 million at December 31, 2021. Accrued interest receivable on loans amounted to $11.3 million and $10.2 million at September 30, 2022 and December 31, 2021, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $90.8 million at September 30, 2022 and $62.6 million at December 31, 2021. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

The Company expects that the remaining principal balance of PPP loans originated by the Company will be forgiven by the Small Business Administration ("SBA") or otherwise repaid as agreed. Management has segmented the PPP loan portfolio as a group of loans with similar risk characteristics in its assessment for credit losses and, as of September 30, 2022, has not recorded an ACL on these loans, but will continue to monitor the PPP loan portfolio.

Loans serviced for others

At September 30, 2022 and December 31, 2021, the Company was servicing residential mortgage loans owned by investors amounting to $9.3 million and $10.4 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $59.0 million and $66.7 million at September 30, 2022 and December 31, 2021, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial real estate	$117,832	$143,056
Residential mortgages	303,189	235,744
Home equity	41,686	5,055
Total loans pledged to FHLB	$462,707	$383,855

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(4)ACL for Loans

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

The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at September 30, 2022
	Term Loans by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$300,077	$390,986	$197,656	$220,986	$128,316	$612,567	$1,403	$—	$1,851,991
Special mention	—	289	—	510	2,828	17,823	—	—	21,450
Substandard	—	—	—	1,440	632	10,852	—	—	12,924
Total commercial real estate	300,077	391,275	197,656	222,936	131,776	641,242	1,403	—	1,886,365

Commercial and industrial
Pass	34,275	54,762	33,631	31,057	14,587	47,119	189,114	1,537	406,082
Special mention	—	20	—	12	661	315	2,044	—	3,052
Substandard	—	—	—	10	134	357	3,674	20	4,195
Loss	—	—	—	—	—	18	—	—	18
Total commercial and industrial	34,275	54,782	33,631	31,079	15,382	47,809	194,832	1,557	413,347

Commercial construction
Pass	104,498	161,351	55,471	33,510	8,420	3,504	24,521	989	392,264
Special mention	—	—	—	3,763	—	—	—	—	3,763
Total commercial construction	104,498	161,351	55,471	37,273	8,420	3,504	24,521	989	396,027

SBA PPP(1)	—	1,132	1,593	—	—	—	—	—	2,725

Residential mortgages
Pass	97,484	74,523	50,753	20,965	19,101	56,027	—	—	318,853
Special mention	—	—	—	—	—	328	—	—	328
Substandard	—	—	—	1,076	—	1,406	—	—	2,482
Total residential mortgages	97,484	74,523	50,753	22,041	19,101	57,761	—	—	321,663

Home equity
Pass	582	605	469	352	—	1,475	76,032	873	80,388
Substandard	—	274	—	—	—	220	—	—	494
Total home equity	582	879	469	352	—	1,695	76,032	873	80,882

Consumer
Pass	2,819	1,993	1,160	1,179	689	520	—	—	8,360
Total consumer	2,819	1,993	1,160	1,179	689	520	—	—	8,360
Total loans	$539,735	$685,935	$340,733	$314,860	$175,368	$752,531	$296,788	$3,419	$3,109,369

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2021
	Term Loans by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$402,838	$220,942	$239,248	$120,286	$173,652	$479,298	$3,019	$—	$1,639,283
Special mention	—	—	989	802	—	7,626	—	—	9,417
Substandard	—	—	2,628	3,111	12,842	13,336	—	—	31,917
Doubtful	—	—	—	175	—	—	—	—	175
Total commercial real estate	402,838	220,942	242,865	124,374	186,494	500,260	3,019	—	1,680,792

Commercial and industrial
Pass	64,555	40,333	36,177	19,754	14,983	44,835	174,320	1,243	396,200
Special mention	—	644	2,173	958	59	1,431	4,053	18	9,336
Substandard	—	—	15	100	25	3,845	2,440	109	6,534
Total commercial and industrial	64,555	40,977	38,365	20,812	15,067	50,111	180,813	1,370	412,070

Commercial construction
Pass	175,069	106,165	54,907	24,343	4,561	19,489	24,864	—	409,398
Substandard	—	—	—	—	—	—	—	1,045	1,045
Total commercial construction	175,069	106,165	54,907	24,343	4,561	19,489	24,864	1,045	410,443

SBA PPP(1)	66,232	5,270	—	—	—	—	—	—	71,502

Residential mortgages
Pass	79,130	56,948	27,343	22,743	12,886	55,571	—	—	254,621
Special mention	—	—	—	—	—	590	—	—	590
Substandard	—	—	—	—	—	1,729	—	—	1,729
Total residential mortgages	79,130	56,948	27,343	22,743	12,886	57,890	—	—	256,940

Home equity
Pass	486	478	498	—	—	1,727	76,619	414	80,222
Substandard	—	—	—	—	—	245	—	—	245
Total home equity	486	478	498	—	—	1,972	76,619	414	80,467

Consumer
Pass	2,843	1,498	1,619	1,005	617	390	—	473	8,445
Doubtful	25	—	—	—	—	—	—	—	25
Total consumer	2,868	1,498	1,619	1,005	617	390	—	473	8,470
Total loans	$791,178	$432,278	$365,597	$193,277	$219,625	$630,112	$285,315	$3,302	$2,920,684
__________________________________________
(1)All PPP loans were pass-rated at September 30, 2022 and December 31, 2021, as these loans are 100% guaranteed by the SBA.

The total amortized cost basis of adversely classified loans amounted to $48.7 million, or 1.57% of total loans, at September 30, 2022, and $61.0 million, or 2.09% of total loans, at December 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,555	$—	$1,615	$3,170	$1,883,195	$1,886,365
Commercial and industrial	808	72	201	1,081	412,266	413,347
Commercial construction	294	—	—	294	395,733	396,027
SBA PPP	—	—	—	—	2,725	2,725
Residential mortgages	1,122	—	253	1,375	320,288	321,663
Home equity	36	—	73	109	80,773	80,882
Consumer	13	—	—	13	8,347	8,360
Total loans	$3,828	$72	$2,142	$6,042	$3,103,327	$3,109,369

	Balance at December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,917	$—	$1,719	$3,636	$1,677,156	$1,680,792
Commercial and industrial	564	678	194	1,436	410,634	412,070
Commercial construction	—	—	—	—	410,443	410,443
SBA PPP	162	19	—	181	71,321	71,502
Residential mortgages	182	—	432	614	256,326	256,940
Home equity	45	—	—	45	80,422	80,467
Consumer	7	27	—	34	8,436	8,470
Total loans	$2,877	$724	$2,345	$5,946	$2,914,738	$2,920,684
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At September 30, 2022 and December 31, 2021, all loans past due 90 days or more were carried as non-accrual. In addition, loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal, have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$3,255	$1,949	$1,306	$271
Commercial and industrial	675	403	272	272
Commercial construction	—	—	—	—
SBA PPP	—	—	—	—
Residential mortgages	1,567	1,567	—	—
Home equity	220	220	—	—
Consumer	—	—	—	—
Total loans	$5,717	$4,139	$1,578	$543

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2021
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$22,870	$7,144	$15,726	$896
Commercial and industrial	1,542	1,337	205	185
Commercial construction	1,045	1,045	—	—
SBA PPP	—	—	—	—
Residential mortgages	794	633	161	161
Home equity	246	246	—	—
Consumer	25	—	25	25
Total loans	$26,522	$10,405	$16,117	$1,267

The ratio of non-accrual loans to total loans amounted to 0.18% and 0.91% at September 30, 2022 and December 31, 2021, respectively. The decline in non-accrual loans at September 30, 2022 compared to December 31, 2021 was due primarily to two commercial relationships that were returned to accrual status due to improved financial strength and consistent payment history.

Non-accrual loans that were not adversely classified amounted to $3 thousand at both September 30, 2022 and December 31, 2021. These balances primarily represented the guaranteed portions of non-performing SBA loans.

At September 30, 2022 and December 31, 2021, additional funding commitments for non-accrual loans were not material.

Collateral dependent loans

The carrying value of collateral dependent loans amounted to $26.4 million at September 30, 2022 compared to $34.6 million at December 31, 2021. Total accruing collateral dependent loans amounted to $21.0 million while non-accrual collateral dependent loans amounted to $5.4 million as of September 30, 2022. Total accruing collateral dependent loans amounted to $8.4 million while non-accrual collateral dependent loans amounted to $26.2 million as of December 31, 2021.

The following tables present the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at September 30, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$26,411	$23,552	$22,246	$1,306	$271
Commercial and industrial	3,039	678	616	62	4
Commercial construction	—	—	—	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	2,117	1,953	1,953	—	—
Home equity	393	220	220	—	—
Consumer	—	—	—	—	—
Total	$31,960	$26,403	$25,035	$1,368	$275

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2021
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$29,562	$27,617	$11,891	$15,726	$896
Commercial and industrial	8,880	4,699	4,191	508	128
Commercial construction	1,181	1,045	1,045	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	1,165	1,033	1,033	—	—
Home equity	347	246	246	—	—
Consumer	—	—	—	—	—
Total	$41,135	$34,640	$18,406	$16,234	$1,024

At September 30, 2022 and December 31, 2021, additional funding commitments for collateral dependent loans were not material.

Troubled debt restructurings ("TDRs")

Total TDR loans as of September 30, 2022 amounted to $8.6 million compared to $16.4 million as of December 31, 2021. At September 30, 2022 and December 31, 2021, TDR loans on accrual status amounted to $5.8 million and $8.6 million, respectively, and TDR loans included in non-accrual loans amounted to $2.8 million and $7.8 million, respectively.

The Company continues to work with customers and enter into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At September 30, 2022 and September 30, 2021, additional funding commitments for TDR loans were not material.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	1	$131	$131	1	$2,690	$2,656
Commercial and industrial	—	—	—	1	15	14
Total	1	$131	$131	2	$2,705	$2,670

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the nine months indicated:

	Nine months ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	5	$3,319	$2,841	3	$3,591	$3,708
Commercial and industrial	—	—	—	1	15	14
Residential mortgages	—	—	—	1	224	224
Total	5	$3,319	$2,841	5	$3,830	$3,946

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
There were no subsequent charge-offs associated with the new TDRs noted in the table above during the nine months ended September 30, 2022 and September 30, 2021.

Payment defaults by portfolio classification, during the three months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial and industrial	—	—	1	14
Total	—	$—	1	$14

Payment defaults by portfolio classification, during the nine months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Nine months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	3	$1,325	1	$670
Commercial and industrial	1	45	1	14
Total	4	$1,370	2	$684

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the nine-month periods indicated:

	Nine months ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Number of Restructurings	Amount	Number of Restructurings	Amount
Extended maturity date	—	$—	1	$382
Temporary payment reduction and payment re-amortization of remaining principal over extended term	—	—	2	894
Temporary interest only payment plan	3	151	1	14
Deferral of interest	1	1,306	—	—
Other payment concessions	1	1,384	1	2,656
Total	5	$2,841	5	$3,946
Amount of ACL for loans associated with TDRs listed above		$271		$14

ACL and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the three and nine-month periods indicated:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Provision for credit losses on loans	$560	$(653)	$3,580	$209
Provision for unfunded commitments	440	681	359	538
Total provision for credit losses	$1,000	$28	$3,939	$747

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
ACL for loans

The ACL for loans amounted to $51.2 million and $47.7 million at September 30, 2022 and December 31, 2021, respectively. The ACL for loans to total loans ratio was 1.65% and 1.63% at September 30, 2022 and December 31, 2021, respectively.

The following tables present changes in the ACL for loans by portfolio classification, during the three months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2022	$35,379	$8,938	$3,667	$1,902	$554	$263	$50,703
Provision for credit losses on loans	404	(44)	95	74	11	20	560
Recoveries	—	29	—	—	2	4	35
Less: Charge-offs	—	82	—	—	—	5	87
Ending Balance at September 30, 2022	$35,783	$8,841	$3,762	$1,976	$567	$282	$51,211

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2021	$34,008	$10,800	$3,777	$843	$295	$318	$50,041
Provision for credit losses on loans	(1,660)	694	397	(4)	(32)	(48)	(653)
Recoveries	—	19	—	—	57	2	78
Less: Charge-offs	—	2,194	—	—	—	10	2,204
Ending Balance at September 30, 2021	$32,348	$9,319	$4,174	$839	$320	$262	$47,262

The following table presents changes in the ACL for loans by portfolio classification, during the nine months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses for loans	3,936	(680)	(328)	571	93	(12)	3,580
Recoveries	—	139	—	—	9	14	162
Less: Charge-offs	—	192	—	—	—	43	235
Ending Balance at September 30, 2022	$35,783	$8,841	$3,762	$1,976	$567	$282	$51,211

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2020	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision for credit losses for loans	(285)	156	461	4	(56)	(71)	209
Recoveries	39	102	—	—	67	5	213
Less: Charge-offs	1,825	2,443	—	—	—	17	4,285
Ending Balance at September 30, 2021	$32,348	$9,319	$4,174	$839	$320	$262	$47,262

Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $4.1 million at September 30, 2022 and $3.7 million at December 31, 2021. Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of September 30, 2022.

Other real estate owned ("OREO")

The Company carried no OREO at September 30, 2022 and December 31, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At September 30, 2022 and December 31, 2021, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

As of September 30, 2022, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Lease expense for the three and nine months ended September 30, 2022 amounted to $397 thousand and $1.2 million, respectively. Lease expense for the three and nine months ended September 30, 2021 amounted to $414 thousand and $1.1 million, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at September 30, 2022 and September 30, 2021 was 29.7 years and 28.8 years, respectively. The weighted average discount rate was 3.44% at September 30, 2022 and 3.61% at September 30, 2021.

At September 30, 2022, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2022 (three remaining months)	$359
2023	1,406
2024	1,435
2025	1,441
2026	1,452
Thereafter	32,848
Total lease payments	38,941
Less: Imputed interest	14,921
Total lease liability	$24,020

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Non-interest checking	$1,441,104	$1,364,258
Interest-bearing checking	719,474	743,587
Savings	351,665	310,244
Money market	1,395,756	1,355,701
CDs $250,000 or less	163,520	154,403
CDs greater than $250,000	66,519	52,046
Deposits	$4,138,038	$3,980,239

All of the Company's deposits outstanding at both September 30, 2022 and December 31, 2021 were customer deposits. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for enhanced Federal Deposit Insurance Corporation ("FDIC") deposit insurance. Essentially, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $580.6 million and $546.7 million at September 30, 2022 and December 31, 2021, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $2.9 million and $5.5 million at September 30, 2022 and December 31, 2021, respectively, and were comprised of FHLB advances related to specific lending projects under the FHLB's community development programs.

Borrowed funds at September 30, 2022 and December 31, 2021 are summarized, as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$—	—%	$2,485	0.29%
Over 5 years	2,934	1.71%	2,994	1.70%
Total borrowed funds	$2,934	1.71%	$5,479	1.06%

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.1 million at September 30, 2022 and $59.0 million at December 31, 2021. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

(8)    Derivatives and Hedging Activities

See Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2021 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of September 30, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,838	$836
Interest-rate contracts - pay fixed, receive floating	7,838	836	—	—
Total back-to-back interest-rate swaps	$7,838	$836	$7,838	$836

	December 31, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$36,263	$528	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	36,263	528
Total back-to-back interest-rate swaps	$36,263	$528	$36,263	$528
__________________________________________
(1)     Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value or cash flow hedges at either September 30, 2022 or December 31, 2021.

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of 4 interest-rate swaps outstanding at September 30, 2022 and 10 at December 31, 2021. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the nine months ended September 30, 2022 or September 30, 2021.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At September 30, 2022, all the back-to-back swaps with the counterparty were in asset positions and at December 31, 2021, all the back-to-back swaps with the counterparty were in liability positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Credit Risk

The Company had one interest-rate swap counterparty that was rated A and A2 by Standard & Poor's and Moody's, respectively, at September 30, 2022. When the Company has credit risk exposure, collateral is posted by the counterparty. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets. The Company had credit risk exposure relating to interest-rate swaps with counterparties of $836 thousand and counterparties posted cash collateral of $712 thousand at September 30, 2022. At December 31, 2021 the Company had no credit risk exposure relating to interest-rate swaps with counterparties and posted restricted cash collateral of $840 thousand.

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

As of September 30, 2022, the fair value of derivatives related to these agreements was at a net asset position of $836 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2022, has not posted collateral related to these agreements.

Other Derivative Related Activity

At both September 30, 2022 and December 31, 2021, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At September 30, 2022, management considers the risk of material swap-loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At September 30, 2022 and December 31, 2021, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

Capital Raised and Capital Adequacy Requirements

As of September 30, 2022 and December 31, 2021, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2022 and December 31, 2021 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
The Company
Total Capital to risk-weighted assets ("RWA")	$464,515	13.49%	$275,536	8.00%	N/A	N/A
Tier 1 Capital to RWA	362,210	10.52%	206,652	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	362,210	7.89%	183,517	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	362,210	10.52%	154,989	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$464,330	13.48%	$275,535	8.00%	$344,419	10.00%
Tier 1 Capital to RWA	421,127	12.23%	206,652	6.00%	275,535	8.00%
Tier 1 Capital to AA, Leverage Ratio	421,127	9.18%	183,517	4.00%	229,396	5.00%
Common Equity Tier 1 Capital to RWA	421,127	12.23%	154,989	4.50%	223,873	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
The Company
Total Capital to RWA	$435,328	13.73%	$253,610	8.00%	N/A	N/A
Tier 1 Capital to RWA	336,577	10.62%	190,208	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	336,577	7.56%	177,978	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	336,577	10.62%	142,656	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$434,430	13.70%	$253,610	8.00%	$317,013	10.00%
Tier 1 Capital to RWA	394,658	12.45%	190,208	6.00%	253,610	8.00%
Tier 1 Capital to AA, Leverage Ratio	394,658	8.87%	177,978	4.00%	222,473	5.00%
Common Equity Tier 1 Capital to RWA	394,658	12.45%	142,656	4.50%	206,058	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of September 30, 2022, and December 31, 2021. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2022.

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
(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended September 30, 2022			Three months ended September 30, 2021
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax (Expense)	After Tax Amount
Change in fair value of debt securities	$(30,133)	$6,838	$(23,295)	$(3,401)	$772	$(2,629)
Less: net security gains reclassified into non-interest income	—	—	—	—	—	—
Net change in fair value of debt securities	(30,133)	6,838	(23,295)	(3,401)	772	(2,629)

Change in fair value of cash flow hedges	—	—	—	(1,061)	299	(762)
Less: net cash flow hedges losses reclassified into income	—	—	—	(2,915)	820	(2,095)
Net change in fair value of cash flow hedges	—	—	—	1,854	(521)	1,333

Total other comprehensive (loss) income, net	$(30,133)	$6,838	$(23,295)	$(1,547)	$251	$(1,296)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$(128,511)	$29,004	$(99,507)	$(13,453)	$3,000	$(10,453)
Less: net security gains reclassified into non-interest income	1,062	(234)	828	128	(29)	99
Net change in fair value of debt securities	(129,573)	29,238	(100,335)	(13,581)	3,029	(10,552)

Change in fair value of cash flow hedges	—	—	—	378	(106)	272
Less: net cash flow hedges losses reclassified into income	—	—	—	(2,436)	685	(1,751)
Net change in fair value of cash flow hedges	—	—	—	2,814	(791)	2,023

Total other comprehensive income (loss), net	$(129,573)	$29,238	$(100,335)	$(10,767)	$2,238	$(8,529)

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended September 30, 2022			Three months ended September 30, 2021
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Accumulated other comprehensive (loss) income - beginning balance	$(72,378)	$—	$(72,378)	$16,293	$(1,333)	$14,960
Total other comprehensive loss, net	(23,295)	—	(23,295)	(2,629)	1,333	(1,296)
Accumulated other comprehensive (loss) income - ending balance	$(95,673)	$—	$(95,673)	$13,664	$—	$13,664

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Accumulated other comprehensive (loss) income - beginning balance	$4,662	$—	$4,662	$24,216	$(2,023)	$22,193
Total other comprehensive loss, net	(100,335)	—	(100,335)	(10,552)	2,023	(8,529)
Accumulated other comprehensive (loss) income - ending balance	$(95,673)	$—	$(95,673)	$13,664	$—	$13,664

(11)Stock-Based Compensation

There have been no material changes to the Company's Stock-Based Compensation Plan since December 31, 2021. As of September 30, 2022, 437,012 shares of Company common stock remained available for future grants under the 2016 plan.

Total stock-based compensation expense was $609 thousand and $1.7 million for the three and nine months ended September 30, 2022, respectively, compared to $559 thousand and $1.6 million for the three and nine months ended September 30, 2021, respectively.

Stock Option Awards

The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the periods indicated:

	Nine months ended September 30,
	2022	2021
Options granted	17,060	17,580
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	44%
Expected dividend yield	3.05%	3.01%
Expected life in years	6.5	6.5
Risk-free interest-rate	2.20%	1.28%
Weighted average market price on date of grants	$38.57	$32.73
Per share weighted average fair value	$14.40	$11.95
Fair value as a percentage of market value at grant date	37%	36%
Options granted during the first nine months of 2022 and 2021 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $53 thousand and $153 thousand for the three and nine months ended September 30, 2022, respectively, compared to $48 thousand and $140 thousand for the three and nine months ended September 30, 2021, respectively.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The table below provides a summary of restricted stock awards granted during the periods indicated:

	Nine months ended September 30,
Restricted Stock Awards (number of underlying shares)	2022	2021
Two-year vesting	8,823	8,109
Four-year vesting	22,116	24,307
Performance-based vesting	22,254	21,559
Total restricted stock awards granted	53,193	53,975
Weighted average grant date fair value	$38.57	$32.73

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $500 thousand and $1.4 million for the three and nine months ended September 30, 2022, respectively, compared to $455 thousand and $1.2 million for the three and nine months ended September 30, 2021, respectively.

Stock in Lieu of Directors' Fees

Non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $56 thousand and $190 thousand for the three and nine months ended September 30, 2022, respectively, compared to $56 thousand and $179 thousand for the three and nine months ended September 30, 2021, respectively.

(12)Earnings per Share

The table below presents basic earnings per share and the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	12,119,348	12,022,610	12,094,613	11,997,199
Dilutive shares	37,347	42,490	48,855	41,362
Diluted weighted average common shares outstanding	12,156,695	12,065,100	12,143,468	12,038,561

There were 49,321 and 34,473 stock options outstanding for the three and nine months ended September 30, 2022, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. There were 55,777 and 77,023 stock options outstanding for the three and nine months ended September 30, 2021, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the respective periods. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted awards amounted to 120,728 shares and 113,871 shares as of September 30, 2022 and December 31, 2021, respectively.

(13)Fair Value Measurements

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$827,215	$—	$827,215	$—
Equity securities	3,815	3,815	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	836	—	836	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	1,093	—	—	1,093

Liabilities measured on a recurring basis:
Interest-rate swaps	$836	$—	$836	$—

	December 31, 2021
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$956,430	$—	$956,430	$—
Equity securities	1,785	1,785	—	—
FHLB stock	2,164	—	2,164	—
Interest-rate swaps	528	—	528	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	15,210	—	—	15,210

Liabilities measured on a recurring basis:
Interest-rate swaps	$528	$—	$528	$—

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

The fair values for the interest-rate swap assets and liabilities, which is comprised of back-to-back swaps, represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest-rate curves. Refer also to Note 8, "Derivatives and Hedging Activities," this Form 10-Q, contained above, for additional information on the Company's interest-rate swaps.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $275 thousand at September 30, 2022, compared to $1.0 million at December 31, 2021.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2022 and December 31, 2021:

	Fair Value
(Dollars in thousands)	September 30, 2022	December 31, 2021	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$1,093	$15,210	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
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

Financial instruments for which the fair value is disclosed but not recognized on the Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	September 30, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,058,158	$2,903,850	$—	$—	$2,903,850
Financial liabilities:
CDs	230,039	225,366	—	225,366	—
Borrowed funds	2,934	1,916	—	1,916	—
Subordinated debt	59,102	56,809	—	56,809	—

	December 31, 2021
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$2,872,980	$2,922,947	$—	$—	$2,922,947
Financial liabilities:
CDs	206,449	206,450	—	206,450	—
Borrowed funds	5,479	5,121	—	5,121	—
Subordinated debt	58,979	58,460	—	58,460	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2022 and September 30, 2021 is as follows:

	Nine months ended September 30,
(Dollars in thousands)	2022	2021
Supplemental financial data:
Cash paid for: interest	$5,960	$7,198
Cash paid for: income taxes	13,101	11,074
Cash paid for: lease liability	1,021	912
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	3,700	17,260
Transfer from loans to other real estate owned	—	2,400
ROU lease assets: operating leases(1)	—	7,932
__________________________________________
(1)Represents net new right of use ("ROU") lease assets added in the periods indicated..

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022.

Throughout this Management Discussion & Analysis, certain measures have been adjusted to provide what management believes are more meaningful comparisons between periods. The items principally impacted and reported as non-GAAP were loans (PPP loans), liquidity (interest-earning deposits with banks), shareholders' equity (accumulated other comprehensive income ("AOCI")), and any related measures presented. See "Non-GAAP Measures" below for additional information on the non-GAAP measures of the Company's performance.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company's future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "will," "should," "could," "anticipates," "believes," "expects," "intends," "may," "plans," "pursue," "views" and similar terms or expressions. We caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•the impact, duration and severity of the ongoing COVID-19 pandemic ("pandemic"), and any current or future variants thereof, and the Company's participation in and execution of government programs related to the pandemic;
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
•changes in tariffs and trade barriers;
•our ability to navigate the uncertain impacts of current and future governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve");
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of Federal Deposit Insurance Corporation (the "FDIC") insurance and other coverage;
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

Our financial condition at September 30, 2022, as well as the three and nine month results for the periods ended September 30, 2022, have been impacted by significant increases in interest rates resulting from the high inflationary environment and the related 300 basis point increase in the federal funds rate by the Federal Reserve Bank. The impact is addressed as applicable throughout this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Net income for the three months ended September 30, 2022, amounted to $12.0 million, or $0.98 per diluted common share, compared to $9.8 million, or $0.81 per diluted common share, for the three months ended September 30, 2021. The increase was attributable primarily to increases in net interest income of $3.9 million and non-interest income of $1.4 million, partially offset by increases in the provision for credit losses of $972 thousand and non-interest expense of $1.8 million. Net income for the three months ended September 30, 2021, was impacted by a loss of $1.8 million on the termination of swaps used in hedging activities.

Net income for the nine months ended September 30, 2022, amounted to $30.4 million, or $2.50 per diluted common share, compared to $31.3 million, or $2.60 per diluted common share, for the nine months ended September 30, 2021. The decrease was attributable primarily to increases in the provision for credit losses of $3.2 million and non-interest expense of $4.5 million, partially offset by increases in net interest income of $3.7 million and non-interest income of $2.1 million. Significant items impacting net income for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, include, a decrease in PPP income, of $14.0 million, and an increase in gains on sales of debt securities, of $934 thousand. The results for the nine months ended September 30, 2021, were impacted by a loss on the extinguishment of subordinated debt and the termination of swaps of $713 thousand and $1.8 million, respectively, both of which were included in non-interest expense, are considered infrequent in nature and did not occur during the nine months ended September 30, 2022.

Total assets amounted to $4.53 billion at September 30, 2022, compared to $4.45 billion at December 31, 2021. Investment securities at fair value declined $127.2 million during the nine months ended September 30, 2022, primarily from a decline in the fair value of debt securities due to the significant increase in market interest rates during the period. Total loans increased $188.7 million consisting of an increase in core loans (non-GAAP) of $257.5 million and a decrease in PPP loans of $68.8 million. Total core loans (non-GAAP) increased 15% versus a year ago, resulting from high customer demand and strong business development efforts.

The non-performing loan to total core loan ratio (non-GAAP) decreased to 0.18% at September 30, 2022 from 0.21% at June 30, 2022 and 1.03% at September 30, 2021. The improvement in the second quarter of 2022 resulted primarily from two commercial relationships that were returned to accrual status due to improved financial strength and consistent payment history.

During the nine months ended September 30, 2022, customer deposits increased $157.8 million, and shareholders’ equity decreased $74.7 million, the latter of which was due primarily to the decrease in the fair value of debt securities held in the Company's securities portfolio due to the significant increase in market interest rates during the period, net of tax.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three month periods indicated :

	At or for the three months ended
(Dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Balance Sheet Data
Total cash and cash equivalents	$413,688	$306,460	$429,687	$436,576	$644,377
Total investment securities at fair value	831,030	866,580	910,013	958,215	819,222
Total loans	3,109,369	3,084,915	2,962,721	2,920,684	2,848,110
Allowance for credit losses	(51,211)	(50,703)	(48,424)	(47,704)	(47,262)
Total assets	4,529,820	4,417,447	4,454,474	4,447,819	4,451,432
Total deposits	4,138,038	4,016,814	4,034,500	3,980,239	3,970,936
Subordinated debt	59,102	59,039	59,009	58,979	58,949
Total shareholders' equity	272,193	285,110	310,539	346,895	346,540
Total liabilities and shareholders' equity	4,529,820	4,417,447	4,454,474	4,447,819	4,451,432

Wealth Management
Wealth assets under management	$835,661	$849,536	$961,491	$1,041,409	$966,180
Wealth assets under administration	$185,977	$205,646	$243,247	$257,867	$235,002

Shareholders' Equity Ratios
Book value per common share	$22.44	$23.53	$25.66	$28.82	$28.81
Dividends paid per common share	$0.205	$0.205	$0.205	$0.185	$0.185

Regulatory Capital Ratios
Total capital to risk weighted assets	13.49%	13.38%	13.72%	13.73%	14.16%
Tier 1 capital to risk weighted assets(1)	10.52%	10.38%	10.65%	10.62%	10.94%
Tier 1 capital to average assets	7.89%	8.03%	7.83%	7.56%	7.42%

Credit Quality Data
Non-performing loans	$5,717	$6,321	$25,173	$26,522	$27,835
Other real estate owned	—	—	—	—	2,400
Non-performing assets	$5,717	$6,321	$25,173	$26,522	$30,235
Non-performing loans to total loans	0.18%	0.20%	0.85%	0.91%	0.98%
Non-performing assets to total assets	0.13%	0.14%	0.57%	0.60%	0.68%
ACL for loans to total loans	1.65%	1.64%	1.63%	1.63%	1.66%
ACL for loans to total core loans (non-GAAP)(2)	1.65%	1.65%	1.65%	1.67%	1.75%

Income Statement Data
Net interest income	$39,779	$35,821	$34,033	$35,655	$35,879
Provision for credit losses	1,000	2,409	530	1,023	28
Total non-interest income	4,525	4,132	5,595	5,977	3,079
Total non-interest expense	27,537	26,853	25,757	26,526	25,769
Income before income taxes	15,767	10,691	13,341	14,083	13,161
Provision for income taxes	3,805	2,530	3,054	3,235	3,329
Net income	$11,962	$8,161	$10,287	$10,848	$9,832

Income Statement Ratios
Diluted earnings per common share	$0.98	$0.67	$0.85	$0.90	$0.81
Return on average total assets	1.05%	0.76%	0.95%	0.97%	0.88%
Return on average shareholders' equity	16.47%	11.24%	12.56%	12.56%	11.30%
Net interest margin (tax-equivalent)(3)	3.61%	3.45%	3.28%	3.34%	3.39%
_______________________________________________________
(1)Ratio also represents common equity tier 1 capital to risk weighted assets as of the periods presented.
(2)See non-GAAP measures table below for PPP-adjusted balances referred to as core.
(3)Tax-equivalent net interest margin is net interest income adjusted for the tax-equivalent effect associated with tax-exempt loan and investment income, expressed as a percentage of average interest-earning assets.

Non-GAAP Measures

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with GAAP. However, certain financial measures we present are supplemental measures that are not required by or are not presented in accordance with GAAP, which we refer to as "non-GAAP" measures. We refer to any measure that excludes PPP loans as "core" and any measure that excludes PPP loans and interest-earning deposits with banks as "adjusted." The activities which resulted in the Company's use of non-GAAP measures consist of: (1) the Company's origination of over $717 million in short-term PPP loans between April 2020 and May 2021; (2) forgiveness of PPP loans by the SBA which began in November 2020 and continued through September 30, 2022; (3) liquidity, carried as lower-yielding interest-earning deposits with banks, had increased significantly following the trends in customer deposits and PPP loan forgiveness by the SBA over the past two years; and (4) the significant increase in market interest rates during the first nine months of 2022 has resulted in unrealized losses in the Company's available-for-sale debt securities portfolio at September 30, 2022 of $123.7 million and an accumulated other comprehensive loss, included in shareholder's equity, of $95.7 million at September 30, 2022.

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

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans on total loans and loan interest income:

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Total Core Loans
Total loans	$3,109,369	$2,920,684	$2,848,110
Adjustment: PPP loans	(2,725)	(71,502)	(148,240)
Total core loans (non-GAAP)	$3,106,644	$2,849,182	$2,699,870

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Loan Income Excluding PPP Income
Loan income	$35,306	$33,420	$98,149	$100,730
Adjustment: PPP income	(437)	(4,898)	(2,537)	(16,495)
Loan income excluding PPP income (non-GAAP)	$34,869	$28,522	$95,612	$84,235

Net Interest Income Excluding PPP Income
Net interest income	$39,779	$35,879	$109,633	$105,901
Adjustment: PPP income	(437)	(4,898)	(2,537)	(16,495)
Net interest income excluding PPP income (non-GAAP)	$39,342	$30,981	$107,096	$89,406

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans and interest-earning deposits with banks on net interest margin:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Adjusted Average Interest-Earning Assets
Total average interest-earning assets	$4,415,494	$4,250,266	$4,287,616	$4,108,528
Adjustment: Average PPP loans, net	(7,161)	(223,611)	(26,543)	(361,924)
Adjustment: Average interest-earning deposits with banks	(372,871)	(675,746)	(322,045)	(488,181)
Total adjusted average interest-earning assets (non-GAAP)	$4,035,462	$3,350,909	$3,939,028	$3,258,423

Adjusted Net Interest Income
Net interest income (tax equivalent)	$40,126	$36,231	$110,665	$106,970
Adjustment: PPP income	(437)	(4,898)	(2,537)	(16,495)
Adjustment: Interest on interest-earning deposits with banks	(2,037)	(254)	(2,588)	(458)
Adjusted net interest income (tax equivalent) (non-GAAP)	$37,652	$31,079	$105,540	$90,017

Adjusted Net Interest Margin
Net interest margin (tax equivalent)	3.61%	3.39%	3.45%	3.48%
Adjustment: PPP effect(1)	(0.03)%	(0.30)%	(0.06)%	(0.25)%
Adjustment: Interest-earning deposits with banks effect(2)	0.13%	0.59%	0.19%	0.46%
Adjusted net interest margin (tax equivalent) (non-GAAP)	3.71%	3.68%	3.58%	3.69%
____________________________________________________
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
The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of AOCI on the Company's reported book value per common share and return on average shareholders' equity:

	At or for the three months ended
(Dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Shareholders' Equity
Total shareholders' equity (as reported)	$272,193	$346,895
Less: accumulated other comprehensive (loss) income	(95,673)	4,662
Shareholders' equity excluding AOCI (non-GAAP)	$367,866	$342,233

Book Value Per Common Share
Book value per common share (as reported)	$22.44	$28.82
Book value per common share excluding AOCI (non-GAAP)	$30.33	$28.43

Average Shareholders' Equity
Total average shareholders' equity (as reported)	$288,122	$342,635
Less: average accumulated other comprehensive (loss) income	(78,257)	3,585
Average shareholders' equity excluding AOCI (non-GAAP)	$366,379	$339,050

Return on Average Shareholders' Equity
Return on average shareholders' equity (as reported)	16.47%	12.56%
Return on average shareholders' equity excluding AOCI (non-GAAP)	12.95%	12.69%

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

Results of Operations for the three months ended September 30, 2022 and September 30, 2021

Unless otherwise indicated, the reported results are for the three months ended September 30, 2022 with the "prior year period" being the three months ended September 30, 2021. Average yields are presented on an annualized tax equivalent basis.

Net Income
Net income for the three months ended September 30, 2022, amounted to $12.0 million, an increase of $2.1 million, or 22%, compared to the prior year period.
•The increase in net income was due primarily to increases in net interest income of $3.9 million and non-interest income of $1.4 million, partially offset by increases in the provision for credit losses of $972 thousand and non-interest expense of $1.8 million.
•Non-interest income for the prior year quarter was impacted by a loss of $1.8 million on the termination of swaps used in hedging activities. Excluding this charge, non-interest income decreased $402 thousand compared to the prior year quarter.

Net Interest Income
Net interest income for the three months ended September 30, 2022, amounted to $39.8 million, an increase of $3.9 million, or 11%, compared to the three months ended September 30, 2021.
•The increase in net interest income was due largely to increases in loan income excluding PPP income (non-GAAP), of $6.3 million, investment securities income of $835 thousand, and other interest-earning asset income of $1.8 million, partially offset by a decrease in PPP income of $4.5 million and an increase in deposit interest expense of $598 thousand.
•PPP income amounted to $437 thousand for the three months ended September 30, 2022, compared to $4.9 million for the three months ended September 30, 2021. PPP loans outstanding amounted to $2.7 million at September 30, 2022, compared to $148.2 million at September 30, 2021. The decline in balance outstanding was due to the continued forgiveness of PPP loans by the SBA during the period.

Net Interest Margin
Tax-equivalent net interest margin ("net interest margin") was 3.61% for the three months ended September 30, 2022, compared to 3.45% and 3.39% for the three months ended June 30, 2022 and September 30, 2021, respectively.
Key items impacting net interest margin for the three months ended September 30, 2022, compared to the prior year period, included:
•Average interest-earning deposits with banks decreased $302.9 million, or 45%, while the yield increased 202 basis points. The decrease in average balance resulted primarily from the funding of growth in the Company's investment and core loan portfolios, partially offset by funds received from the forgiveness of PPP loans by the SBA. The increase in yield reflected the 300 basis point increase in the federal funds rate during the first nine months 2022.
•Average investment securities at fair value increased $274.2 million, or 40%, while the tax-equivalent yield decreased 35 basis points. The changes in average balance and yield resulted primarily from investment security purchases in the second half of 2021 when market interest rates were lower than the portfolio yield at that time.
•Average loans increased $193.7 million, or 7%, while the tax-equivalent yield decreased 4 basis points.
◦Average PPP loans outstanding decreased $216.5 million, or 97%, due to the continued forgiveness of PPP loans by the SBA during the period.
◦Average core loans (non-GAAP) increased $410.2 million, or 15%, and the yield increased 25 basis points. The increase in average balance resulted primarily from growth in the commercial and residential real estate portfolios. Core loan yields in the current quarter have benefited primarily from the 300 basis point increase in the prime lending rate during the first nine months of 2022 and to a lesser extent higher market interest rates over the respective prior year period.

•Average total deposits increased $153.9 million, or 4%, and the yield increased 5 basis points. The increase in yield reflected higher market rates in 2022.

Adjusted net interest margin (non-GAAP), which excludes PPP loans and interest-earning deposits with banks, was 3.71% for the three months ended September 30, 2022, compared to 3.55% and 3.68% for the three months ended June 30, 2022 and September 30, 2021, respectively.
•The 16 basis point increase from the three months ended June 30, 2022 to the three months ended September 30, 2022 reflected primarily an increase in loan yields from increases in the prime lending and to a lesser extent higher market interest rates on fixed rate loan originations which collectively exceeded increases in deposit costs.
•The 13 basis point decrease from September 30, 2021 to June 30, 2022 reflected primarily significant growth in investment securities and fixed rate loans at market interest rates which were below portfolio yields, partially offset by a decrease in the cost of deposits.

Refer to the June 30, 2022 10-Q for further disclosure on the calculation of adjusted margin for the respective period.
Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$1,882	$1,990	$(108)
Investment securities (tax-equivalent)	834	1,489	(655)
Other interest-earning assets(1)	1,806	(164)	1,970
Total interest-earning assets (tax-equivalent)	4,522	3,315	1,207
Interest expense
Interest checking, savings and money market	694	19	675
Certificates of deposit	56	4	52
Brokered CDs	(152)	(76)	(76)
Borrowed funds	(4)	(16)	12
Subordinated debt	33	2	31
Total interest-bearing funding	627	(67)	694
Change in net interest income (tax-equivalent)	$3,895	$3,382	$513
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2022 and 2021:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2022			Three months ended September 30, 2021
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,085,896	$35,422	4.56%	$2,892,192	$33,540	4.60%
Investment securities(3) (tax equivalent)	954,385	4,959	2.08%	680,164	4,125	2.43%
Other interest-earning assets(4)	375,213	2,068	2.19%	677,910	262	0.15%
Total interest-earnings assets (tax equivalent)	4,415,494	42,449	3.82%	4,250,266	37,927	3.54%
Other assets	101,095			181,826
Total assets	$4,516,589			$4,432,092

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,444,705	1,045	0.17%	$2,327,826	351	0.06%
CDs	221,827	415	0.74%	219,375	359	0.65%
Brokered deposits	—	—	—%	33,424	152	1.80%
Borrowed funds	2,940	13	1.77%	8,606	17	0.80%
Subordinated debt(5)	59,052	850	5.76%	58,931	817	5.55%
Total interest-bearing funding	2,728,524	2,323	0.34%	2,648,162	1,696	0.26%
Non-interest checking	1,449,909	—	—%	1,381,939	—	—%
Total deposits, borrowed funds and subordinated debt	4,178,433	2,323	0.22%	4,030,101	1,696	0.17%
Other liabilities	50,034			56,746
Total liabilities	4,228,467			4,086,847
Stockholders' equity	288,122			345,245
Total liabilities and stockholders' equity	$4,516,589			$4,432,092

Net interest-rate spread (tax equivalent)			3.48%			3.28%
Net interest income (tax equivalent)		40,126			36,231
Net interest margin (tax equivalent)			3.61%			3.39%
Less tax equivalent adjustment		347			352
Net interest income		$39,779			$35,879
Net interest margin			3.58%			3.35%
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

Provision for Credit Losses
The provision for credit losses for the three months ended September 30, 2022, amounted to $1.0 million, compared to $28 thousand for the three months ended September 30, 2021.
•The provision for the three months ended September 30, 2022, consisted of $560 thousand for loans outstanding and $440 thousand for reserves on unfunded commitments (included in other liabilities).
•The majority of the provision for credit losses during the third quarter of 2022 related to growth in the Company's loan portfolio and in off-balance sheet commitments related primarily to commercial construction lending.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL see "Asset Quality," and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the three months ended September 30, 2022, amounted to $4.5 million, an increase of $1.4 million, or 47%, compared to the three months ended September 30, 2021.
•Non-interest income in the prior year period included a loss on the termination of swaps used in hedging activities of $1.8 million. Excluding this item, non-interest income decreased $402 thousand, or 8%, resulting primarily from decreases in wealth management fees of $142 thousand, gains on sales of loans of $169 thousand, losses on equity securities of $199 thousand, and other income of $176 thousand, partially offset by an increase in deposit and interchange fees of $232 thousand.

Non-Interest Expense
Non-interest expense for the three months ended September 30, 2022, amounted to $27.5 million, an increase of $1.8 million, or 7%, compared to the three months ended September 30, 2021.
•The increase in non-interest expense over the respective periods resulted primarily from increases in salaries and employee benefits of $1.7 million and other operating expenses of $275 thousand, partially offset by a decrease in occupancy and equipment expenses of $268 thousand.

Income Taxes
The effective tax rate for the three months ended September 30, 2022, was 24.1%, compared to 25.3% for the three months ended September 30, 2021. Tax expense for the three months ended September 30, 2022, benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt income and lower-taxed income at the Bank's security corporation subsidiaries.

Results of Operations for the nine months ended September 30, 2022 and September 30, 2021

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2022 with the "prior year period," being the nine months ended September 30, 2021. Average yields are presented on an annualized tax equivalent basis.

Net Income
Net income for the nine months ended September 30, 2022, amounted to $30.4 million, a decrease of $913 thousand, or 3%, compared to the prior year period.
•The decrease in net income was attributable primarily to increases in the provision for credit losses of $3.2 million and non-interest expense of $4.5 million, partially offset by increases in net interest income of $3.7 million and non-interest income of $2.1 million.
Net Interest Income
Net interest income for the nine months ended September 30, 2022, amounted to $109.6 million, an increase of $3.7 million, or 4%, compared to the nine months ended September 30, 2021.
•The increase in net interest income was due largely to an increases in loan income, excluding PPP (non-GAAP), of $11.4 million, investment security income of $3.4 million, other interest-earning asset income of $1.8 million, and a decrease in interest expense of $760 thousand, partially offset by a decrease PPP income of $14.0 million.
•PPP income amounted to $2.5 million for the nine months ended September 30, 2022, compared to $16.5 million for the nine months ended September 30, 2021. PPP loans outstanding amounted to $2.7 million at September 30, 2022, compared to $148.2 million at September 30, 2021, due to the continued forgiveness of PPP loans by the SBA during the period.

Net Interest Margin
Net interest margin was 3.45% and 3.48% for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively.
Key items impacting margin for the nine months ended September 30, 2022, compared to the prior year period included:
•Average interest-earning deposits with banks decreased $166.1 million, or 34%, while the yield increased 94 basis points. The decrease in average balance resulted primarily from the funding of growth in the Company's investment and core loan portfolios, partially offset by funds received from the forgiveness of PPP loans by the SBA. The increase in yield reflected the 300 basis point increase in the federal funds rate during the nine months ended September 30, 2022.
•Average investment securities at fair value increased $341.1 million, or 55%, while the tax-equivalent yield decreased 41 basis points. The changes in average balance and yield resulted primarily from investment security purchases in the second half of 2021 when market interest rates were lower than the portfolio yield at that time.

•Average loans increased $4.0 million, while the tax-equivalent yield decreased 12 basis points.
◦Average PPP loans outstanding decreased $335.4 million, or 93%, due to the continued forgiveness of PPP loans by the SBA during the period.
◦Average core loans (non-GAAP) increased $339.4 million, or 13%, and the tax-equivalent yield increased 2 basis points. The increase in average balance resulted primarily from growth in the commercial and residential real estate portfolios. Core loan yields in 2022 have been positively impacted by increases in the prime lending rate of 300 basis points, mostly offset by significant fixed-rate originations when market rates were lower.
•Average total deposits increased $176.6 million, or 5%, while the yield decreased 3 basis points.
◦Average non-interest checking balances increased $109.6 million, or 8%.
◦Average higher-costing brokered deposits decreased $61.0 million, or 100%.
•Adjusted net interest margin (non-GAAP), which excludes PPP loans and interest-earning deposits with banks, amounted to 3.58% and 3.69%, respectively. The decrease reflected primarily net growth in fixed rate investment securities and loans when market interest rates were lower, partially offset by recent yield increases on floating rate loans and from a decrease in the cost of funds.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax equivalent)	$(2,616)	$(292)	$(2,324)
Investment securities (tax equivalent)	3,380	5,508	(2,128)
Other interest-earning assets(1)	2,171	(213)	2,384
Total interest-earning assets (tax equivalent)	2,935	5,003	(2,068)

Interest expense
Interest checking, savings and money market	677	72	605
CDs	(577)	(127)	(450)
Brokered deposits	(664)	(332)	(332)
Borrowed funds	(4)	(33)	29
Subordinated debt	(192)	(197)	5
Total interest-bearing funding	(760)	(617)	(143)
Change in net interest income (tax equivalent)	$3,695	$5,620	$(1,925)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2022 and 2021:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,006,403	$98,486	4.38%	$3,002,404	$101,102	4.50%
Investment securities(3) (tax equivalent)	956,921	14,792	2.06%	615,858	11,412	2.47%
Other interest-earning assets(4)	324,292	2,642	1.09%	490,266	471	0.13%
Total interest-earnings assets (tax equivalent)	4,287,616	115,920	3.61%	4,108,528	112,985	3.68%
Other assets	123,364			165,991
Total assets	$4,410,980			$4,274,519

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,371,033	1,880	0.11%	$2,221,068	1,203	0.07%
CDs	207,835	851	0.55%	229,793	1,428	0.83%
Brokered deposits	—	—	—%	60,989	664	1.46%
Borrowed funds	3,383	39	1.55%	7,742	43	0.75%
Subordinated debt(5)	59,022	2,485	5.61%	63,754	2,677	5.60%
Total interest-bearing funding	2,641,273	5,255	0.27%	2,583,346	6,015	0.31%
Non-interest checking	1,416,050	—	—%	1,306,485	—	—%
Total deposits, borrowed funds and subordinated debt	4,057,323	5,255	0.17%	3,889,831	6,015	0.21%
Other liabilities	50,045			48,834
Total liabilities	4,107,368			3,938,665
Stockholders' equity	303,612			335,854
Total liabilities and stockholders' equity	$4,410,980			$4,274,519

Net interest-rate spread (tax equivalent)			3.34%			3.37%
Net interest income (tax equivalent)		110,665			106,970
Net interest margin (tax equivalent)			3.45%			3.48%
Less tax equivalent adjustment		1,032			1,069
Net interest income		$109,633			$105,901
Net interest margin			3.42%			3.44%
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

Provision for Credit Losses
The provision for credit losses for the nine months ended September 30, 2022, amounted to $3.9 million, an increase of $3.2 million, compared to the nine months ended September 30, 2021.
•The provision for the nine months ended September 30, 2022, consisted of $3.6 million for growth of loans outstanding, partially offset by a reduction of $359 thousand in reserves on unfunded commitments (included in other liabilities).
•Most of the provision for the nine months ended September 30, 2022, related to the Company's strong loan growth during the nine months ended September 30, 2022, and to a lesser extent, a deterioration in the economic forecast due to the rising interest rate environment and persistent high inflation levels, partially offset by improved credit quality.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL see "Asset Quality," and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the nine months ended September 30, 2022, amounted to $14.3 million, an increase of $2.1 million, or 17%, compared to the nine months ended September 30, 2021.
•Non-interest income in the prior year period included a loss on the termination of swaps used in hedging activities of $1.8 million. Excluding this item, non-interest income increased $274 thousand, or 2%, resulting primarily from increases in net gains on sales of debt securities of $934 thousand and deposit and interchange fees of $777 thousand, partially offset by a decrease in gains on sales of loans of $765 thousand and an increase in losses on equity securities of $842 thousand.

Non-Interest Expense
Non-interest expense for the nine months ended September 30, 2022, amounted to $80.1 million, an increase of $4.5 million, or 6%, compared to the nine months ended September 30, 2021.
•The increase in non-interest expense over the respective periods resulted primarily from an increase in salaries and employee benefits of $4.1 million, or 8%. The increase in salaries and employee benefit expense during the nine months ended September 30, 2022, included an increase of $1.2 million in performance-based incentive accruals. Excluding this cost, the increase in salaries and benefits expense amounted to $2.9 million, or 7%, compared to the prior year period.
•Non-interest expense in the prior year period included a loss on extinguishment of subordinated debt of $713 thousand.

Income Taxes
The effective tax rate for the nine months ended September 30, 2022, was 23.6%, compared to 24.8% for the nine months ended September 30, 2021. Tax expense for the nine months ended September 30, 2022, benefited from a lower effective tax rate compared to the prior year period due to increases in tax-exempt income, lower-taxed income at Bank's security corporation subsidiaries and discrete tax benefits related to stock-based compensation transactions.

Financial Condition

Total assets amounted to $4.53 billion at September 30, 2022, compared to $4.45 billion at December 31, 2021, an increase of $82.0 million, or 2%. The increase was driven by an increase in core loans (non-GAAP) of $257.5 million, partially offset by decreases in interest-earning deposits with banks of $34.7 million, investments securities at fair value of $127.2 million, and PPP loans outstanding of $68.8 million. The balance sheet composition and changes since December 31, 2021 are discussed below.

Cash and cash equivalents

Cash and cash equivalents at September 30, 2022 decreased $22.9 million since December 31, 2021. At September 30, 2022 and December 31, 2021, cash and cash equivalents amounted to 9% and 10% of total assets, respectively. The decrease in cash and cash equivalents since December 31, 2021 was related primarily to funding core loan growth (non-GAAP), partially offset by funds received from the SBA for forgiveness of PPP loans during the nine months ended September 30, 2022.

Investments

At September 30, 2022, the fair value of the investment portfolio amounted to $831.0 million, a decrease of $127.2 million, or 13%, since December 31, 2021. The investment portfolio at fair value represented 18% and 22% of total assets at September 30, 2022 and December 31, 2021, respectively. The change resulted primarily from a decrease in the fair value of the Company's investment portfolio of $129.6 million, during the nine months ended September 30, 2022, caused primarily by significant increases in market interest rates over the respective periods. As of September 30, 2022 and December 31, 2021, the Company's investment portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the nine months ended September 30, 2022, the Company purchased $101.5 million in debt securities, had principal pay downs, calls and maturities totaling $68.1 million, and sold debt securities with an amortized cost of approximately $31.7 million realizing net gains on sales of $1.1 million.

Net unrealized losses on the debt securities portfolio amounted to $123.7 million at September 30, 2022, compared to net unrealized gains of $5.9 million at December 31, 2021 and $17.5 million at September 30, 2021. The Company attributes the change in net unrealized gains (losses) compared to December 31, 2021 to the significant increases in market interest rates during the respective periods.

The mix of investment securities remained relatively unchanged at September 30, 2022 compared to December 31, 2021. The effective duration of the debt securities portfolio at September 30, 2022 was approximately 5.1 years compared to 4.9 years at December 31, 2021.

Loans

As of September 30, 2022, total loans increased $188.7 million, or 6%, compared to December 31, 2021. The increase in total loans as of September 30, 2022 compared to December 31, 2021 was due primarily to net core loan growth (non-GAAP) of $257.5 million, partially offset by a decrease in PPP loans outstanding of $68.8 million due to forgiveness from the SBA. The mix of loans within the Company's loan portfolio remained relatively unchanged with commercial loans amounting to 87% of total loans at September 30, 2022, compared to 88% at December 31, 2021.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans:

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,886,365	61%	$1,680,792	58%	$1,556,240	55%
Commercial and industrial	413,347	13%	412,070	14%	401,718	14%
Commercial construction	396,027	13%	410,443	14%	412,332	14%
SBA PPP	2,725	—%	71,502	2%	148,240	5%
Total commercial loans	2,698,464	87%	2,574,807	88%	2,518,530	88%
Residential mortgages	321,663	10%	256,940	9%	239,960	8%
Home equity	80,882	3%	80,467	3%	81,217	3%
Consumer	8,360	—%	8,470	—%	8,403	—%
Total retail loans	410,905	13%	345,877	12%	329,580	12%
Total loans	3,109,369	100%	2,920,684	100%	2,848,110	100%
Allowance for credit losses	(51,211)		(47,704)		(47,262)
Net loans	$3,058,158		$2,872,980		$2,800,848

As of, or for the nine months ended September 30, 2022,

•Growth in the commercial real estate portfolio has been strong over the last twelve months resulting in a slight increase in commercial real estate loans as a percentage of total loans, relative to the commercial and industrial and commercial construction portfolios.

•Commercial real estate loans increased $205.6 million, or 12%, compared to December 31, 2021. The increase resulted from strong customer demand.
•Commercial and industrial loans increased by $1.3 million, or 0%, compared to December 31, 2021.
•Commercial construction loans decreased by $14.4 million, or 4%, since December 31, 2021. The decrease was driven by relatively high payoff volume during the period.
•PPP loan forgiveness by the SBA amounted to $71.1 million.
•Total retail loans increased by $65.0 million, or 19%, since December 31, 2021. The increase resulted from the Company retaining more residential mortgages on its balance sheet.

At September 30, 2022, commercial loan balances participated out to various banks amounted to $59.0 million, compared to $66.7 million at December 31, 2021. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $90.8 million and $62.6 million at September 30, 2022 and December 31, 2021, respectively. See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q above for information on loans serviced for others and loans pledged as collateral.

Asset Quality

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Non-accrual loan summary:
Commercial real estate	$3,255	$22,870	$23,529
Commercial and industrial	675	1,542	2,044
Commercial construction	—	1,045	1,258
SBA PPP	—	—	—
Residential mortgages	1,567	794	662
Home equity	220	246	342
Consumer	—	25	—
Total non-performing loans	5,717	26,522	27,835
OREO	—	—	2,400
Total non-performing assets	$5,717	$26,522	$30,235
Total loans	$3,109,369	$2,920,684	$2,848,110
Accruing TDR loans not included above	$5,814	$8,556	$9,203
Delinquent loans 60-89 days past due and still accruing	$72	$38	$233
Loans 60-89 days past due and still accruing to total loans	—%	—%	0.01%
Non-performing loans to total loans	0.18%	0.91%	0.98%
Non-performing assets to total assets	0.13%	0.60%	0.68%
Allowance for credit losses for loans	$51,211	$47,704	$47,262
Allowance for credit losses for loans to non-performing loans	895.77%	179.87%	169.79%
Allowance for credit losses for loans to total loans	1.65%	1.63%	1.66%

The decrease in non-performing loans at September 30, 2022, compared to December 31, 2021, was due primarily to two commercial relationships, amounting to $17.9 million, which were upgraded and restored to accrual status during the second quarter of 2022 due to improved financial strength and consistent payment history, as well as pay-downs and payoffs on several commercial relationships.

As of September 30, 2022, the ACL for loans to total loans ratio was 1.65% at September 30, 2022, compared to 1.63% at December 31, 2021.

The majority of non-accrual loans were also carried as adversely classified during the periods presented. At September 30, 2022 and December 31, 2021, the Company had adversely classified loans (loans carrying "special mention," "substandard," "doubtful" or "loss" classifications) amounting to $48.7 million and $61.0 million, respectively. Adversely classified loans that were performing but possessed potential weakness and, as a result, could ultimately become non-performing loans amounted to $43.0 million at September 30, 2022 and $34.5 million at December 31, 2021. The remaining balances of adversely classified loans which were non-accrual loans, amounted to $5.7 million at September 30, 2022 and $26.5 million at December 31, 2021.

Total individually evaluated collateral dependent loans amounted to $26.4 million and $34.6 million at September 30, 2022 and December 31, 2021, respectively. Total accruing collateral dependent loans amounted to $21.0 million and $8.4 million at September 30, 2022 and December 31, 2021, respectively, while non-accrual collateral dependent loans amounted to $5.4 million and $26.2 million as of September 30, 2022 and December 31, 2021, respectively.

In management's opinion, the majority of collateral dependent loan balances at September 30, 2022 and December 31, 2021 were supported by the net realizable value of the underlying collateral. Based on management's collateral assessment at September 30, 2022, collateral dependent loans totaling $25.0 million required no specific reserves while collateral dependent loans totaling $1.4 million required specific reserves of $275 thousand. At December 31, 2021, collateral dependent loans totaling $18.4 million required no specific reserves while collateral dependent loans totaling $16.2 million required specific reserves of $1.0 million.

Total TDR loans as of September 30, 2022 and December 31, 2021, were $8.6 million and $16.4 million, respectively. TDR loans on accrual status amounted to $5.8 million and $8.6 million at September 30, 2022 and December 31, 2021, respectively. TDR loans included in non-accrual loans amounted to $2.8 million at September 30, 2022 and $7.8 million at December 31, 2021. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

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

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$47,704	$44,565

Day one CECL adjustment	—	6,560
Provision for credit losses for loans	3,580	209
Recoveries on charged-off loans:
Commercial real estate	—	39
Commercial and industrial	139	102
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	9	67
Consumer	14	5
Total recovered	162	213
Charged-off loans
Commercial real estate	—	1,825
Commercial and industrial	192	2,443
Commercial construction	—	—
SBA PPP	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	43	17
Total charged-off	235	4,285

Net loans charged-off (recovered)	73	4,072
Ending balance	$51,211	$47,262
Annualized net loans charged-off to average loans outstanding	—%	0.18%

The charge-offs for the prior year period related primarily to two individually evaluated commercial relationships, which were fully reserved for prior to 2021.

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

The Company's reserve for unfunded commitments amounted to $4.1 million as of September 30, 2022 and $3.7 million at December 31, 2021. The provision for unfunded commitments amounted to $440 thousand compared to $681 thousand for the three months ended September 30, 2022 and September 30, 2021, respectively. The provision for unfunded commitments amounted to $359 thousand compared to $538 thousand for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Management believes that the Company's ACL for loans and the reserve for unfunded commitments were adequate as of September 30, 2022.

Deposits

As of September 30, 2022, customer deposits increased $157.8 million, or 4%, since December 31, 2021 with the largest growth occurring in non-interest checking accounts of $76.8 million, or 6%.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Checking	$2,160,578	52%	$2,107,845	53%	$2,118,344	53%
Money markets and savings	1,747,421	42%	1,665,945	42%	1,638,259	41%
Certificates of deposit ("CDs")	230,039	6%	206,449	5%	214,333	6%
Deposits	$4,138,038	100%	$3,980,239	100%	$3,970,936	100%

Borrowed Funds

The Company had borrowed funds outstanding of $2.9 million and $5.5 million at September 30, 2022 and December 31, 2021, respectively, all of which were FHLB advances related to specific lending projects under the FHLB's community development and affordable housing programs.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.1 million at September 30, 2022 compared to $59.0 million at December 31, 2021.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Shareholders' Equity

Total shareholders' equity amounted to $272.2 million at September 30, 2022, compared to $346.9 million at December 31, 2021, a decrease of $74.7 million, or 22%. The change was attributable primarily to a decrease in AOCI of $100.3 million since December 31, 2021, partially offset by an increase in retained earnings of $23.0 million over the same period. The change in AOCI resulted from a decrease in the fair value of debt securities, which is attributed to the significant increase in market interest rates during the period. The Company classifies all debt securities as available-for-sale and at September 30, 2022 anticipates they will mature or be called at par value.

The Company's reported book value per common share and return on average shareholders' equity ratios were impacted by the change in AOCI as follows:
•Book value per common share was $22.44 at September 30, 2022, compared to $28.82 at December 31, 2021, a decrease of 22%. Excluding AOCI (non-GAAP), book value per common share was $30.33 at September 30, 2022 and $28.43 at December 31, 2021, an increase of 7%.
•Return on average shareholders' equity was 16.47% and 12.56% for the quarters ended September 30, 2022, and December 31, 2021, respectively. Return on average shareholders' equity, excluding AOCI (non-GAAP), was 12.95% and 12.69% for the quarters ended September 30, 2022, and December 31, 2021, respectively.

For the nine months ended September 30, 2022 and September 30, 2021, the Company declared cash dividends of $7.4 million and $6.7 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 30,821 shares and 28,499 shares, totaling $1.1 million and $938 thousand, respectively.

On October 18, 2022, the Company announced a quarterly dividend of $0.205 per share to be paid on December 1, 2022 to shareholders of record as of November 10, 2022.

Derivatives and Hedging

The Company had no derivative fair value or cash flow hedges at either September 30, 2022 or December 31, 2021.

The notional value of interest-rate swaps with customers decreased to $7.8 million at September 30, 2022 from $36.3 million at December 31, 2021 due to customer pay-offs. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $836 thousand at September 30, 2022 compared to $528 thousand at December 31, 2021.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight federal fund purchase arrangements with correspondent banks, access to the FRB Discount Window. At September 30, 2022, the Bank had the capacity to borrow additional funds from the FHLB and FRB Discount Window of up to approximately $765.0 million and $360.0 million, respectively.

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

Capital Resources

The principal cash requirement of the Company is the payment of interest on subordinated debt and the payment of dividends on our common stock. The Company's Board of Directors approves cash dividends on a quarterly basis after careful analysis and consideration of various factors, including our capital position, economic conditions, growth rates, earnings performance and projections as well as strategic initiatives and related capital requirements.

The Company's primary source of cash is dividends paid by the Bank, which are limited to the Bank’s net income for the current year plus its retained net income for the prior two years.

The Company's total capital and tier 1 capital to risk weighted assets amounted to 13.49% and 10.52%, respectively, at September 30, 2022, compared to 13.73% and 10.62%, respectively, at December 31, 2021. The decrease in each ratio was due primarily to strong core loan growth (non-GAAP) over the respective periods, which required higher capital reserves than interest-earning deposits with banks.

Tier 1 capital to average assets amounted to 7.89% at September 30, 2022, compared to 7.56% at December 31, 2021. The increase was driven primarily by the increase in retained earnings noted above, partially offset by an increase in average assets.

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

Wealth assets under management and wealth assets under administration amounted to $835.7 million and $186.0 million, respectively, at September 30, 2022, representing decreases of $205.7 million, or 20%, and $71.9 million, or 28%, respectively, compared to December 31, 2021. The decreases in wealth assets under management and administration were attributable primarily to declines in market values during the nine months ended September 30, 2022.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2021 Annual Report on Form 10-K for further information on the Company's net interest income and net interest margin sensitivity under different interest rate and yield curve scenarios as well as different asset and liability mix scenarios.

The net interest income simulation model assumes a static balance sheet over 24 months. In the 200 and 400 basis point rising rate scenarios below, net interest income is projected to increase in the first 24 months primarily due to the elevated balance of net short-term liquidity that reprices immediately. In the 200 basis point declining interest rate scenario, net interest income is projected to decrease as funding costs are at low levels and do not decline as significantly as asset yields.

At September 30, 2022, the Company's net interest income sensitivity decreased compared to December 31, 2021, resulting primarily from a decrease in net liquidity and growth in the Company’s fixed rate commercial real estate and to a lesser extent, growth in residential mortgage portfolios. The increase in residential mortgages was from the Company retaining more production on the balance sheet instead of selling into the secondary market.

In the declining interest rate scenario, the percent change in net interest income was relatively consistent to results at December 31, 2021 primarily due to the aforementioned decrease in interest rate sensitivity from the decline in liquidity and the increase in fixed rate loans, mostly offset by an increase in interest rate sensitivity caused by higher yields on short term investments.

Net short-term liquidity, which is included in the table below is defined as interest-earning deposits in banks less short-term wholesale borrowings consisting of brokered deposits and FHLB borrowings. The balance is generally considered to be high at September 30, 2022 and December 31, 2021 and resulted in large part to funds received from the forgiveness of PPP loans offset by core loan growth.

The following table summarizes the results from the Company's net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, for a 24-month period at September 30, 2022 and December 31, 2021.

(Dollars in thousands, except for percentage data)	September 30, 2022	December 31, 2021
Net liquidity	$365,409	$397,525

Changes in interest rates	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	3.98%	9.73%
Rates Rise 200 Basis Points	1.94%	5.37%
Rates Unchanged	—%	—%
Rates Decline 100 Basis Points	(8.60)%	(4.95)%

The results in the table above are subject to various assumptions as reported in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company's 2021 Annual Report on Form 10-K. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2022) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2022:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	1,408	$32.63	—	—
August	—	$—	—	—
September	—	$—	—	—
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

3.1.3    Articles of Amendment to the Amended and Restated Articles of Organization of the Company, as amended as of January 5, 2018, incorporated by reference to the Company's Current Report on Form 8-K filed January 11, 2018 (File No. 001-33912).

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

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 4, 2022	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer