Form 10-K
period 2022-12-31
ENTERPRISE BANCORP INC /MA/
filed 2023-03-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b).      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $322,190,032 ($32.19 per share) as of June 30, 2022, the last trading day of the registrant’s most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: February 28, 2023, Common Stock, par value $0.01, 12,148,951 shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on May 2, 2023, are incorporated by reference in Part III of this Form 10-K.

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

Market Area

The Company's primary market area is the Northern Middlesex, Northern Essex, and Northern Worcester counties of Massachusetts and the Southern Hillsborough and Southern Rockingham counties in New Hampshire. Enterprise has 27 full-service branches located in the Massachusetts communities of Acton, Andover, Billerica (2), Chelmsford (2), Dracut, Fitchburg, Lawrence, Leominster, Lexington, Lowell (2), Methuen, North Andover, Tewksbury (2), Tyngsborough and Westford and in the New Hampshire communities of Derry, Hudson, Nashua (2), Pelham, Londonderry, Salem, and Windham.

Management actively seeks to strengthen the Company's market position by capitalizing on opportunities to grow all business lines and through the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of gathering deposits from the general public and investing primarily in loans and investment securities. Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, as well as wealth management and wealth services.

The integrated branch network serves all product channels with knowledgeable service providers and state-of-the-art facilities. The Bank also offers various digital banking capabilities via online and mobile platforms. Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state-of-the-art delivery channels in order to tailor product lines to customers' needs. These products, services and delivery channels are outlined below.

The Company's business is not dependent on one, or a few customers, nor upon a particular industry, the loss of which would have a material adverse impact on the financial condition or operations of the Company.

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professional practices, and individuals. The Company's primary lending focus is on the development of high-quality, long-term commercial relationships achieved through active business development efforts, strong community involvement, and focused marketing strategies. Commercial loans may include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit. Consumer or "retail" loans may include conventional residential mortgage loans, home equity lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each of the Bank's branch locations. An internal loan review function assesses the compliance of commercial loan originations with the Company's internal policies and underwriting guidelines and monitors the ongoing credit quality of the loan portfolio. The credit risk management function monitors a wide variety of individual borrower and industry factors; and the Company's internal loan credit risk rating system classifies loans depending on risk of loss characteristics. The Company also contracts with an external loan review company to review, on a pre-determined schedule, the internal credit ratings assigned to loans in the commercial loan portfolio. The review is focused on the non-criticized segment of the commercial loan portfolio, based on the type, size, credit rating, and overall risk of the loan and generally encompasses 65% or more of the commercial loan portfolio. This same company is also contracted to perform limited stress testing on the commercial real estate loan portfolio on an annual basis.

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

At December 31, 2022, the Bank's statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $87.4 million, subject to certain exceptions provided under applicable law.

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

Home Equity Lines of Credit ("Home equity")

The Company originates home equity revolving lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 80% of the automated valuation or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Lending Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for standard home equity lines requires interest only payments for the first ten years of the lines. Generally, at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a 15-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period. Home equity line of credit programs are available with the ability to convert all or a portion of the home equity line of credit balance to a fixed-rate term note subject to certain requirements and limitations. Available credit on the home equity line becomes available again as principal is repaid on the converted amounts.

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

Credit Risk and Allowance for Credit Losses

Information regarding the Company's credit risk and allowance for credit losses is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the section "Financial Condition," under "Loans," in the subsections "Credit Risk," and "ACL for Loans" of this Annual Report on Form 10-K for the year ended December 31, 2022 (this "Form 10-K). See also Note 1, "Summary of Significant Accounting Polices," under Item (h) "Credit Risk Management and ACL for Loans Methodology" to the Company's audited consolidated financial statements, contained in Item 8 of this Form 10-K.

Deposit Products

Deposits have traditionally been the principal source of the Company's funds. Enterprise offers a broad selection of competitive commercial and retail deposit products, including checking accounts, limited-transactional savings and money market accounts, commercial sweep products, and term certificates of deposit ("CDs"). The Company's deposit products are offered to commercial businesses, professionals, municipalities, non-profit organizations, and individuals. As a member of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

In addition to the deposit products noted above, the Company also provides customers the ability to automate allocation of investment sweep (commercial only), money market, and CD balances to nationwide networks of reciprocating FDIC insured banks. Deposits are placed into nationwide networks in increments that are eligible for FDIC insurance. This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the "excess" funds into participating FDIC insured accounts or term CDs. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks. Essentially, the equivalent of the original deposit comes back to the Company and is available to fund operations. The original funds placed into the networks are not carried as deposits on the Company's Consolidated Balance Sheet, however the network's reciprocal dollar deposits are carried within the appropriate product category under customer deposits on the Consolidated Balance Sheet.

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

Enterprise may also utilize brokered deposits, mainly term products, from several available sources as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. The Company collectively refers to brokered deposits and borrowed funds as "wholesale funding."

Cash Management Services

In addition to the lending and deposit products discussed above, commercial banking and public sector customers may take advantage of cash management services and products that provide comprehensive reporting, streamline the processing of deposits and facilitate the use of those funds for purposes such as disbursements and automated short-term investment activities.

Cash management clients can enroll in remote check deposit capture, lockbox, Automatic Clearing House ("ACH") origination, domestic and international U.S. dollar wire transfers, foreign currency wire transfers, "Positive Pay" to reduce check fraud and unauthorized ACH received items, account reconciliation, zero balance target transfers, automated investment sweeps, and commercial card and merchant services programs offered through third parties.

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

Product Delivery Channels

In addition to traditional product access channels, various digital banking capabilities are delivered through the Bank's online website and mobile apps allowing customers to view account statements, activity and images, as well as perform internal and external account transfers, pay bills, place stop payments, make person-to-person payments, and conduct mobile deposits. Digital wallet and mobile card controls provide smart phone users with additional debit card safety features to actively control and monitor their virtual debit card.

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

Enterprise Wealth Management utilizes an open-architecture approach to client investment management, focusing on strategic asset allocation to select independent investment management firms and individual securities on behalf of our clients. The Company partners with investment research firms and uses state of the art analytic tools to strengthen and inform the asset allocation and portfolio construction processes. The investment management process is intended to enable the Company to build and maintain investment portfolios to meet each client’s financial objectives and deliver superior long-term results.

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

Insurance Services

Beginning in November of 2000, Enterprise Insurance Services, LLC was utilized to engage in insurance sales activities through a third-party arrangement with a full-service regional insurance agency. Under this relationship, the Company referred clients to the third-party insurance agency, assisted with servicing and shared the resulting revenue. On October 5, 2022, the

Company ended its revenue sharing relationship with the third-party insurance agency and sold the rights to the future cash flows on these insurance policies to the third-party insurance agency. The Company has no other insurance agency relationships.

Investment Activities

The Company's investment portfolio activities are an integral part of the overall asset-liability management program of the Company. The investment function provides liquidity to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments. In addition to the Bank, the Company holds investment securities in three Massachusetts security corporation subsidiaries, which serve to increase after tax returns in accordance with state tax policy.

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

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank of Boston ("FRB") discount window and borrowing arrangements with correspondent banks.

Membership in the FHLB provides borrowing capacity based on qualifying collateral balances pre-pledged to the FHLB, including certain residential loans, home equity lines, commercial loans, U.S. government and agency securities and certain municipal securities.

Borrowings from the FHLB typically are utilized to fund liquidity needs or specific lending projects under the FHLB's community development programs. The FHLB funding facility is an integral component of the Company's asset-liability management program.

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

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth. The primary sources of capital for the Company and the Bank include proceeds from the issuance of the Company's common stock, proceeds from the issuance of subordinated debt and retention of earnings, less dividends paid. The Company believes its current capital is adequate to support ongoing operations.

The Company is subject to the regulatory capital framework known as the "Basel III Rules" which include risk-based capital ratio requirements. Management believes, as of December 31, 2022, that the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of December 31, 2022, the Company met the definition of "well-capitalized" under the applicable Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

See also "Capital Requirements," and "Capital Requirements under Basel III," under the heading "Supervision and Regulation," contained below, for further information regarding the Company's and the Bank's regulatory capital requirements.

Subordinated Debt

The Company has issued subordinated notes as a component of its capital management strategy. As of the balance sheet dates contained in this Form 10-K, the Company's outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes (the "Notes") issued July 2020, callable in whole or part beginning in 2025, due in 2030. The Notes are intended to qualify at the Company as Tier 2 capital for regulatory purposes.

Patents, Trademarks, etc.

The Company holds several registered service marks and trademarks related to product names and corporate branding. The Company holds no other patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions that are material to its business.

Human Capital Resources

The Company distinguishes itself through our strong sense of teamwork, purpose, inclusion, and equity, and through caring for each other, our customers, and our communities. We routinely engage independent third parties to conduct cultural, engagement, and inclusion surveys to assess our engagement and to act, if necessary, to address areas of improvement. Based on the feedback provided by our team members, management believes its team member relations are excellent.

At December 31, 2022, the Company employed 554 full-time equivalent team members. None of the Company's employees are presently represented by a union or covered by a collective bargaining agreement. The Company is committed to diversity, equity and inclusion. As of December 31, 2022, 68% of our team members are women and 21% are self-identified as Black, Indigenous, and persons of color. Of our managerial team members, 65% are women and 14% are self-identified as Black, Indigenous, and persons of color.

For more information about our culture, values, team member engagement, and diversity, equity and inclusion initiatives, please visit our website at enterprisebanking.com.

Company Websites

The Company currently uses outside vendors to design, support, and host its primary internet website: www.enterprisebanking.com. The information contained on or accessible from our websites does not constitute a part of this Form 10-K and is not incorporated by reference.

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

Competition

The Company faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's ability to achieve its long-term strategic growth and market share objectives will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. National and larger regional banks and financial institutions have a local presence in the Company's market area. These larger institutions have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Within our market area we also compete with government sponsored enterprises that can offer commercial real estate loans on apartments, multifamily and senior housing projects with a variety of competitive terms.

Numerous local savings banks, commercial banks, cooperative banks, and credit unions also compete in the Company's market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both types of traditionally consumer-orientated institutions compete for the Company's targeted commercial customers. In addition, the non-taxable status of credit unions allows them an advantage as compared to taxable institutions such as Enterprise. Competition for loans, deposits and cash management services, and wealth advisory assets also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, and registered investment advisors.

Internet-based banks, non-bank electronic payment and funding channels, and other tech-based financial intermediaries have become a fast-growing and strong competitor in the financial services marketplace. The evolving financial technology industry ("Fintech") aims to compete with traditional banking services and delivery methods and although the industry offers opportunities for strategic partnerships, it is also a source for direct competition.

The Company faces increasing competition within its marketplace on the pricing and terms of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term full relationships, rather than competing for individual transactions or easing loan terms.

The Company faces ongoing competition within its marketplace on the pricing and terms of deposit products. The Company actively seeks to increase deposit market share and strengthen its competitive position with a commitment to providing an enhanced customer experience. The Company continuously reviews it's deposit product offerings, cash management and ancillary services and delivery channels to ensure it is competitive.

Enterprise carefully plans market expansion through the addition of new branch locations, identifying markets strategically located to complement existing locations while expanding the Company's geographic market footprint. The integrated branch network serves all product channels.

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

Supervision and Regulation
General

Set forth below is a summary description of the material elements of the laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations, or regulatory policies applicable to the Company or its principal subsidiary, the Bank, could have a material effect on our business, financial condition or results of operations.

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

Bank Holding Company Regulation
As a registered bank holding company, the Company is required to furnish to the FRB annual and quarterly reports of its financial condition and results of operations, among other information and reports may be required.

    Acquisitions by Bank Holding Companies

Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of such class; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. These activities would also require the prior approval of the Division.

Under the Bank Holding Company Act, and the regulations promulgated by the Federal Reserve Board thereunder, any company must obtain approval of the Federal Reserve Board or, acting under delegated authority, the FRB, prior to acquiring control of the Company or the Bank. Section 2(a)(2) of the Bank Holding Company Act applies a three-prong test for determining whether a company acquires "control": (i) ownership, control, or the power to vote 25% or more of any class of voting securities of the Company or the Bank, (ii) the ability to control in any manner the election of a majority of the directors of the Company or the Bank, or (iii) the direct or indirect exercise of a controlling influence over management or policies of the Company or the Bank. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company.

In addition, regulations promulgated by the Federal Reserve Board related to determinations of ”control” for purposes of the Bank Holding Company Act include presumptions for use in control determinations according to a tiered methodology using 5%, 10% and 15% as the presumption thresholds. These regulations apply to questions of control under the Bank Holding Company Act but do not extend to the Change in Bank Control Act of 1978, as amended (the "Change in Bank Control Act").

Control Acquisitions

The Change in Bank Control Act and the related regulations of the Federal Reserve Board generally require any person or groups of persons acting in concert to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate FRB, before the person or group acquires control of the Company. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Exchange Act, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.

In addition, the Change in Bank Control Act prohibits any entity from acquiring 25% (or 5% in the case of an acquirer that is a bank holding company) or more of a bank holding company's or bank's voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. The Federal Reserve Board has issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity's investment is not "controlling" if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

Under the Change in Bank Control Act and applicable Massachusetts law, any person or group of persons acting in concert would also be required to file a written notice with the FDIC and the Division before acquiring any such direct or indirect control of the Bank.

    Permissible Activities

The Bank Holding Company Act and the implementing regulations of the Federal Reserve Board also limit the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, and various non-bank activities that are deemed to be closely related to banking.

A bank holding company may also elect to become a "financial holding company," by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act of 1977, as amended (the "CRA"), such as being "well-managed" and "well-capitalized," and must have a CRA rating of at least "satisfactory." Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board. While the Company believes that the Bank, which is the Company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company, the Company has no current intention of seeking to become a financial holding company.

Source of Strength

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") codified the Federal Reserve Board's "source-of-strength" doctrine, which requires a bank holding company to act as a source of financial and managerial strength to any of its subsidiary banks. The bank holding company is expected to commit resources to support its subsidiary bank, including at times when the bank holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both.

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

    Safety and Soundness

The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness, which establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest-rate exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

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

    Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the consolidated balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $3 billion or more, such as the Company, or with a material amount of equity securities outstanding that are registered with the SEC.

Pursuant to federal regulations, banks and bank holding companies must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. The federal banking agencies may change, adopt or require new capital guidelines under certain situations such as for high growth or acquisitive bank holding companies, when banks and bank holding companies are subject to enforcement actions, and have also subjected such institutions to restrictions on various activities, including a bank's ability to accept or renew brokered deposits.

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

Qualifying capital is classified depending on the type of capital as follows:

"Tier 1 capital" consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. In certain limited circumstances, qualifying Tier 1 capital may count trust preferred securities.

"Tier 2 capital" includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for credit and lease losses.

    Capital Requirements under Basel III

Federal banking regulations implementing the international regulatory capital framework, referred to as the "Basel III Rules," apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Under the Basel III Rules, a bank holding company must satisfy certain capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments.

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

Management believes that, as of December 31, 2022, the Company met all capital adequacy requirements to which it was subject under Basel III. As of December 31, 2022, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations.

Community Bank Leverage Ratio

On September 17, 2019, the federal banking agencies jointly finalized a rule intending to simplify the regulatory capital requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage

Ratio ("CBLR") framework, as required by Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the "EGRRCPA"). The final rule became effective on January 1, 2020, and the CBLR framework became available for banks to use beginning with their March 31, 2020 Call Reports. Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework, it will be considered to have met the "well-capitalized" ratio requirements under the Prompt Corrective Action regulations described below and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

Although the Company and the Bank are qualifying community bank organizations, the Company and the Bank have elected not to opt into the CBLR framework at this time and will continue to follow the capital requirements under the Basel III Rules as described above.

Regulatory Restrictions on Dividends and Stock Redemptions and Repurchases

The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company's revenues is dividends received from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Company. Under Massachusetts law, the Company is generally prohibited from paying a dividend or making any other distribution if, after making such distribution, it would be unable to pay its debts as they become due in the usual course of business, or if its total assets would be less than the sum of its total liabilities plus the amount that would be needed if it were dissolved at the time of the distribution, to satisfy any preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is made. The Federal Reserve Board also has authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.
The Federal Reserve Board policy statement and supervisory guidance on the payment of cash dividends by bank holding companies expresses the view that a bank holding company should pay cash dividends only to the extent that (i) the bank holding company's net income for the past year is sufficient to cover the cash dividends, (ii) the rate of earnings retention is consistent with the bank holding company's capital needs, asset quality, and overall financial condition, and (iii) the minimum regulatory capital adequacy ratios are met. The Federal Reserve Board policy statement also provides that a bank holding company should inform the Federal Reserve Board or the FRB reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. Bank holding companies also are required to consult with the Federal Reserve Board or the FRB before materially increasing dividends. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries. The Federal Reserve Board or the FRB could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
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
Bank Regulation
The Bank is subject to the supervision and regulation of the Division and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department. Federal and Massachusetts laws and regulations that specifically apply to the Bank's business and operations cover, among other matters, the scope of its business, the nature of its investments, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions, as discussed below.
The FDIC and the Division may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. If as a result of an examination, the Division or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Division and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including, among other things:
(i)requiring the Bank to take affirmative action to correct any conditions resulting from any violation or practice;
(ii)directing the Bank to increase capital and maintain higher specific minimum capital ratios, which may preclude the Bank from being deemed to be "well-capitalized" and restrict its ability to engage in various activities;
(iii)restricting the Bank's growth geographically, by products and services, or by mergers and acquisitions;
(iv)requiring the Bank to enter into an informal or formal enforcement action to take corrective measures and cease unsafe and unsound practices, including requesting the board of directors to adopt a binding resolution, sign a memorandum of understanding or enter into a consent order;
(v)requiring prior approval for any changes in senior management or the board of directors;
(vi)removing officers and directors and assessing civil monetary penalties; or
(vii)taking possession of, closing and liquidating the Bank or appointing the FDIC as receiver under certain circumstances.

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
    Capital Adequacy Requirements
The FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank's capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. As noted above, the Basel III Rules require banks to maintain four minimum capital standards: (i) a Tier 1 capital to adjusted total assets ratio, or "leverage capital ratio," of at least 4.0%, (ii) a Tier 1 capital to risk-weighted assets ratio, or "Tier 1 risk-based capital ratio," of at least 6.0%, (iii) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or "total risk-based capital ratio," of at least 8.0%, and (iv) a common equity Tier 1 ("CET1") capital ratio of 4.5%, which are the same minimum capital standards to which the Company is held on a consolidated basis. In addition, the FDIC's prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations in order to be considered "well-capitalized." Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market.
Management believes that, as of December 31, 2022, the Bank exceeded its minimum capital requirements and met all capital adequacy requirements to which it was subject under the Basel III Rules.

Prompt Corrective Action

The federal banking agencies define five categories in which an insured depository institution will be placed, based on the level of its capital ratios: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Insured depository institutions are required to meet the following capital levels in order to qualify as "well-capitalized:" (i) a Total risk-based capital ratio of 10%; (ii) a Tier 1 risk-based capital ratio of 8%; (iii) a Tier 1 leverage ratio of 5%; and (iv) a CET1 risk-based capital ratio of 6.5%. Accordingly, a financial institution may be considered "well-capitalized" under the prompt corrective action framework, but not satisfy the capital requirements of the Basel III Rules. Generally, a financial institution must be "well-capitalized" before the Federal Reserve Board or the FRB will approve an application by a bank holding company to acquire a bank or merge with a bank holding company. The FDIC applies the same requirement in approving bank merger applications.

A bank that may otherwise meets the minimum requirements to be classified as "well-capitalized," "adequately capitalized" or "undercapitalized" may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Under the prompt corrective action regulations, a bank that is deemed to be "undercapitalized" or in a lesser capital category will be required to submit to its primary federal banking regulator a capital restoration plan and to comply with the plan.

The Bank's regulatory capital ratios were in excess of the levels established for "well-capitalized" institutions as of December 31, 2022. As noted above, as of December 31, 2022, management believes the Bank satisfied all capital adequacy requirements under the Basel III Rules.

    Branching

State and Federal law provides that a Massachusetts banking company may be "eligible" to submit a notice to the Division and the FDIC to establish a branch within the Commonwealth. A bank is "eligible" to submit a notice to establish a branch in the Commonwealth if: (i) the bank has received a "satisfactory" or higher CRA rating at its most recent CRA examination by the Division or federal banking regulator; (ii) the bank is "adequately capitalized" as defined under the provisions of the Federal Deposit Insurance Act and the FDIC's Capital Adequacy Regulations; and (iii) the bank has not been notified that it is in troubled condition by the Division or any federal banking regulatory agency. A bank must also make an application to the Division and FDIC to relocate or close an existing branch. The Division and the FDIC consider several factors when making a decision to approve the notice, including financial condition, capital adequacy, earnings prospects, the needs of the community, and whether competition would be adversely affected.

The Dodd-Frank Act amended the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, (the "Riegle-Neal Act") legal framework for interstate branching to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Bank may, therefore, also establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state. In this case, the Bank would also be required to file a notice with the Division, the FDIC and potentially the banking authority of the state into which the Bank intends to establish a branch.

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

On October 18, 2022, the FDIC adopted a final rule applicable to all insured depository institutions increasing initial base deposit insurance assessment rate schedules by 2 basis points, beginning in the first quarterly assessment period of 2023. The

FDIC also issued a notice maintaining a DIF reserve ratio of 2.0% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the DIF reserve ratio reaches the statutory minimum of 1.35% by September 30, 2028, the statutory deadline set by the Dodd-Frank Act. The new assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.0% in order to support growth in the DIF in progressing toward the FDIC's long-term goal of a 2.0% designated reserve ratio for the DIF. FDIC staff may in the future recommend additional assessment rate adjustments if deemed necessary.

Restrictions on Dividends and Other Capital Distributions

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

    Community Reinvestment Act

The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low- and moderate-income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires that the FDIC and the Division evaluate the record of each financial institution in meeting such credit needs. The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open, relocate or close a branch or facility. Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the ability to request the Bank's CRA Performance Evaluation and other various related documents. The Bank received a rating of "High Satisfactory" by the Division and "Satisfactory" by the FDIC on its most recent CRA examination.

On May 5, 2022, the federal banking regulators issued a joint proposed rule to revise regulations implementing the CRA, which seeks to strengthen the purpose of the CRA, adapt to changes in the banking industry, including the expanded role of mobile and online banking, provide clarity and consistency in the application of CRA regulations, tailor performance standards to account for differences in bank size, business model, and local conditions, tailor data collection and reporting requirements, promote transparency and public engagement, confirm that CRA and fair lending are mutually reinforcing, and create a consistent regulatory approach that applies to banks regulated by all of the federal banking regulators. While the comment period for the proposed rule expired in August 2022, a final rule has not yet been implemented by the federal banking regulators. The Company and the Bank will continue to monitor these developments.

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

These provisions place limits on the amount of loans or extensions of credit and investment in affiliates; assets that may be purchased, extensions of credit to third parties collateralized by securities or obligation and the guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

    Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2022, the Bank's concentrations of commercial real estate loans fell slightly above the established levels and the Company believes its credit risk administration to be consistent with heightened risk management regulatory guidance.

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

Effective April 1, 2020, federal banking regulators implemented a final rule revising the definition of a HVCRE exposure and providing interpretations of certain aspects of Acquisition Development and Construction loans. This final rule did not have a material impact on the Banks' Consolidated Report of Condition and Income.

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

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (the "CFPB") was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Significant recent CFPB developments include:

•continued focus on fair lending, including promoting racial and economic equity for underserved, vulnerable and marginalized communities;
•focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, deposit, overdraft, non-sufficient funds, representment fees and other services fees, mortgage origination and servicing, and remittances, among others; and
•rulemaking plans concerning, among others, consumers’ access to their financial information and requirements for financial institutions to collect, report and make public certain information concerning credit applications made by women-owned, minority-owned and small businesses.

Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

The "Ability-to-Repay/Qualified Mortgage" rules, which amended TILA's implementing regulation, Regulation Z generally require~~s~~ creditors to make a reasonable, good faith determination of a consumer's ability to repay for certain consumer credit transactions secured by a dwelling and establishes certain protections from liability under this requirement for "qualified mortgages." The EGRRCPA provides that for certain insured depository institutions and insured credit unions with less than $10 billion in total consolidated assets, mortgage loans that are originated and retained in portfolio will automatically be deemed to satisfy the "ability to repay" requirement. To qualify for this treatment, the insured depository institutions and credit unions must meet conditions relating to prepayment penalties, points and fees, negative amortization, interest-only features and documentation among other conditions.

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

Home Mortgage Disclosure Act ("HMDA")

On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rule to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. The CFPB further amended the HMDA Rules in April 2020 so that, effective January 1, 2022, institutions originating fewer than 100 dwelling secured closed-end mortgage loans or fewer than 200 dwelling secured open-end lines are exempt from the expanded data collection requirements. On February 1, 2023, the Office of the Comptroller of the Currency issued OCC Bulletin 2023-5 which clarified that, following a recent court decision vacating the 2020 HMDA Final Rule as to the loan volume reporting threshold for closed-end mortgage loans, the loan origination threshold for reporting HMDA data on closed-end mortgage loans reverted to the 25 loan threshold established by the 2015 HMDA Final Rule. The Bank does not receive this reporting relief based on the number of dwellings secured mortgage loans reported annually.

UDAP and UDAAP

Banking regulatory agencies have increasingly used a general consumer protection statute to address "unfair", "deceptive" or "abusive" acts and business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. "Unjustified consumer injury” is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP and were delegated to CFPB for rulemaking. The federal banking agencies have the authority to enforce such rules and regulations. Under the Dodd-Frank Act, CFPB looks to various factors to assess whether an act or practice unfair, including whether it causes or is likely to cause substantial injury to consumers, the injury is not reasonably avoidable by consumers, and the injury is not outweighed by countervailing benefits to consumers or to competition. A key focus of CFPB is whether an act or practice hinders a consumer’s decision-making.

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

In addition, publicly traded companies are required by the SEC to give shareholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Also, certain publicly traded companies are required to disclose the ratio of the compensation of its chief executive officer ("CEO") to the median compensation of its employees. The Company addresses these votes and disclosures in its annual Proxy Statement.

The Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution. All covered financial institutions would be subject to a prohibition on paying compensation, fees, and benefits that are "unreasonable" or "disproportionate" to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers). As of the date of this Form 10-K, the federal banking regulators have not yet implemented a final rule with respect to excessive compensation paid to executives of depository institutions and their holding companies. Finally, the Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.
In August 2022, the SEC adopted the final "pay-for-performance" rule mandated by the Dodd-Frank Act. Among other disclosure requirements, the rule requires companies to disclose the relationships among named executive officer compensation "actually paid," total shareholder return and certain financial performance measures that the company uses to link compensation to company performance for its five most recent fiscal years. The rule will first apply to disclosures in the Company's proxy statement for the 2023 annual meeting of shareholders.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or "clawback" of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires the Company to adopt a clawback policy within 60 days after such listing standard becomes effective.

Technology Risk Management and Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with third-party vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes expose a bank to various risks, particularly operational, privacy, cyber and information security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

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

Beginning May 1, 2022, a bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred.

Under the Gramm-Leach-Bliley Act, all financial institutions must develop initial and annual privacy notices that are provided to its customers describing in general terms, the bank’s information sharing practices to affiliated and non-affiliated third parties and the customer’s ability to opt-out of certain information sharing practices. Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any unaffiliated third-party for use in marketing.

Bank Secrecy Act and USA PATRIOT Act

Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") and as further amended by the National Defense Authorization Act for Fiscal Year 2021 (the "National Defense Authorization Act"),

which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act and USA PATRIOT Act impose an affirmative obligation on the Bank to establish an anti-money laundering program designed to monitor and prohibit against certain transactions and account relationships, create due diligence standards for "know your customer;" regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers; report currency transactions that exceed certain thresholds; and to report other transactions determined to be suspicious. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. The Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain record-keeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

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

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the Bank Secrecy Act and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry placing responsibility to the corporate entities to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (iii) increased penalties for violations of the Bank Secrecy Act; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports (SARs) with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

Other Operations and Consumer Compliance Laws

The Bank must comply with numerous other federal anti-money laundering and consumer protection statutes and implementing regulations, including but not limited to the Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Federal Housing Act, the National Flood Insurance Act and various other federal and state privacy protection laws. Failure to comply in any material respect with any of these laws could subject the Bank to lawsuits and could also result in administrative penalties, including fines and reimbursements. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.

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

These risks, and the decisions related thereto, include, but are not limited to: credit risk, market and interest rate risk, legal and regulatory compliance risk, corporate governance, internal control over financial reporting, reputational risk, strategic risk, capital risk, compensation risk, liquidity management, information technology and cybersecurity risk, physical security, loss and fraud prevention, policy reviews, third party risk management (direct and indirect vendors) and contract management, business continuity and succession planning, and short and long-term capital projects and facility planning.

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

The CEO has overall responsibility for risk management and manages strategic and reputational risks. The Chief Risk Officer is responsible for establishing and maintaining oversight of the Company's enterprise risk management framework and manages operational, legal fraud and compliance risks. The Chief Financial Officer is responsible for financial risk management activities including market, interest rate, liquidity, and capital adequacy, and evaluating the effectiveness of the design of internal control over financial reporting. The Credit Director, Chief Commercial Lending and Chief Residential Lending Officers are responsible for managing credit risk. The Chief Information Officer is responsible for technology risk management including technology governance, architecture, infrastructure, data management and application support, the

Chief Information Security Officer is responsible for the bank-wide cyber and information security program, and the Chief Human Resources Officer is responsible for compensation risk management, adequate staffing levels, succession, and training and development. Periodically management reports and risk assessments are provided to the Board or its committees relating to the Bank's risk profile and the adequacy of the risk management program.

Key Risk Areas

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems, or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of, or insufficient information security, cybersecurity, or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. In addition to ongoing employee training, and employee and customer awareness campaigns, controls to manage operational risk include, but are not limited to, technology administration, cyber and information security, third-party risk management, and disaster recovery and business continuity planning.

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
The Company has implemented layered security approaches for all electronic delivery channels to detect, prevent and respond to rising cybersecurity risks. Management utilizes a combination of third-party information security assessments, key technologies, and ongoing internal and external evaluations to provide a level of protection of non-public personal information, to continually monitor and attempt to safeguard information on its operating systems, in cloud-based solutions, and those of third-party service providers, and to prevent, quickly detect and respond to attacks. The Company also utilizes firewall technology, multi-factor authentication, complex password construction, and a combination of software and third-party monitoring to detect and prevent intrusion, and cybersecurity threats, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company's information solutions. To minimize debit card losses, the Company works with a third-party provider to establish parameters for allowable transaction activity, monitor transactions, and alert customers of potentially fraudulent activity.

The Bank maintains a written Information Security Program based on a collection of information security policies, regulatory requirements, standards, guidelines, processes, procedures, third party recommendations, and industry best practices. The purpose of this Program is to establish a company-wide approach for assessing and protecting the integrity, availability, and confidentiality of the Bank’s information assets. The Chief Information Security Officer, who is a Certified Information Systems Security Professional with over ten years’ experience in managing information security, regularly reports to the Board Technology & Information Security Committee on information and cyber security strategy, testing, training, policies, procedures, cyber security insurance, and overall effectiveness of the Information Security Program and would report and discuss material incidents, and ongoing mitigation status, if any should occur.

The Company has a third-party risk management program designed to enable management to determine what risk, if any, a particular vendor and indirect vendors or subcontractors, exposes the Company to, and to rate and mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with third-party service providers and their subcontractors, for both on-premise, cloud-based, and third-party hosted technology solutions.
The Company's Disaster Recovery and Business Continuity Program combined with the Company's Pandemic Plan (the "plans") provide the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company's operations for an extended period, due to circumstances such as: loss of personnel; loss of data and/or loss of access to, or the physical destruction or damage of facilities, infrastructure or systems; or denial of access to our systems or information by outside parties. The plans, which are reviewed annually, establish responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency, assigns responsibility for restoring services, and sets recovery point and time objectives by which critical services will be restored. A bank-owned and maintained secondary data center location provides the Company with back-up network processing capabilities if needed.

The Company has developed an Incident Response Plan to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or ransomware. Additionally, an event that disrupts one of the Bank's service channels, whether from a security incident or not, is also considered an incident requiring a response under this program. These disclosure controls and procedures compel the Company to make appropriate accurate and timely disclosures of material events and incidents to both customers and regulatory authorities. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services, and information. Management will work closely with its cybersecurity insurance provider when investigating and responding to cyber or ransomware attacks.

The Technology & Information Security Committee of the Board oversees the technology and cybersecurity strategies and their alignment with business strategies. The Committee also oversees the effectiveness of the information security program and monitors the results of third-party testing and risk assessments and responses to breaches of customer data, among other project management, cybersecurity, and business continuity oversight functions.

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

For information regarding capital planning, current capital framework requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2022, see the section within Item 1, "Business," entitled "Capital Resources" and the sections within "Supervision and Regulation" entitled "Capital Requirements" and "Capital Requirements under Basel III" and for the Bank "Capital Adequacy Requirements" of this Form 10-K and also see Note 12, "Shareholders' Equity," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

The Company maintains a set of internal controls over financial reporting designed to provide reasonable assurance to management that the information required to be disclosed in reports it files with or furnishes to the SEC is prepared and fairly presented based on properly recorded, processed, and summarized information. The Audit Committee of the Board oversees the effectiveness of the internal control over financial reporting. See Item 9A, "Controls and Procedures," of this Form 10-K for management's reports on its evaluation of disclosure controls and internal control over financial reporting.
Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and has inherent limitations and may not prevent or detect all risks, and therefore can provide only reasonable, not absolute, assurances that the objectives of the system are met. An overview of these risks, among others, related to the Company are outlined in Part I, Item 1A, “Risk Factors,” in this Form 10-K, below.

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

Realization of any of the risks outlined in the following sections, the Company's inability to identify, respond and correct a breakdown in the integrity of the design or functioning of the Company’s internal controls and contingency plan, or additional risks and uncertainties that management is not aware of, or may currently deem immaterial, may impair the Company's business in a variety of ways, including, but not limited to, any one or a combination of the following consequences: loss of assets; an interruption in the ability to conduct business and process transactions; loss of customer business; loss of key personnel; expose customers' personal information to unauthorized parties; additional regulatory scrutiny and potential enforcement actions and/or penalties against the Company or the Bank; damage the Company's reputation; expose the Company to civil litigation and possible financial liability; result in unanticipated charges against capital; increase operational costs; decrease revenue; restrict funding sources, which could adversely impact the Company's ability to meet cash needs; force the Company to liquidate investments or other assets; limit growth and branch network expansion; close locations or reduce staffing; or limit permissible activities. As a result, the Company's overall business, financial condition, results of operations, capital position, ability to pay dividends on outstanding common stock, liquidity position, and financial performance could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and shareholders could lose some or all their investment.

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

Commercial Lending Generally Involves a Higher Degree of Risk than Retail Residential Mortgage Lending
The Company's loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans. These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans, and typically have larger balances. The underlying commercial real estate values, a lower demand for office and retail space, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy and are dependent on the skills and experience of the business' management team.

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

ECONOMICS & FINANCIAL MARKETS

The Company's financial results are impacted by the general economic conditions of the United States and the primary market areas in which the Company operates. Any weakening in general economic conditions in the United States or the New England region, a long-term deterioration of the regional economy, the local impact of worsening national economic conditions or continued geopolitical instability could negatively impact the Company’s financial results.

The Company's Investment Portfolio Could Incur Losses or Fair Value Could Deteriorate
There are inherent risks associated with the Company's investment activities. These risks include the impact from changes in interest rates, credit risk related to weakness in real estate values, municipalities, government sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax-exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things. If an investment's value is in an unrealized loss position, the Company is required to assess the security to determine if a valuation allowance for the credit exposure of the debt security is necessary, which, if necessary, is recorded as a charge to earnings. These conditions could adversely impact the ultimate collectability of the Company's investments.

Federal Reserve repeatedly raised their target benchmark interest rate in 2022, resulting in subsequent prime lending rate increases of 425 basis points between March and December of 2022, and further resulting in a significant increase in market interest rates during the year ended December 31, 2022. If market interest rates continue to rise, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to Accumulated Other Comprehensive Income ("AOCI") a component of Shareholders' Equity. A significant increase in market rates may have a negative impact on book value per common share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

The Company is Subject to Interest Rate Risk
The Company's earnings and cash flows are largely dependent upon its net interest income, meaning the difference or spread between interest income earned and interest expense paid. Changes in market interest rates may affect the rates on our loan, investment and deposit products at differing speed in both time and scale, which could negatively impact the spread and demand for bank products. Interest rates are highly sensitive to many factors that are beyond the Company's control, including competition, the monetary policy of the Federal Reserve, inflation and deflation, and volatility of domestic and global financial markets due to any number of factors including, among other things, the persistence of the ongoing inflationary environment in the United States and in our market area and current geopolitical tensions.

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

Inflation could result in higher interest rates and increased interest rate risk. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy and higher interest rates, which could increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates could slow loan growth and increase cost of funds for the Company, reduce net interest margin and profitability, lower asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," below in this Form 10-K, for more information on the projected impact of interest rates on the Company’s balance sheet at December 31, 2022.

LIQUIDITY

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has historically funded its asset growth through customer deposits and to a lesser extent through wholesale borrowings (e.g., brokered deposits and borrowed funds). As a general matter, customer deposits are typically a lower cost source of funds than external wholesale funding. If the balance of the Company's customer deposits decrease or are less than the Company's asset growth, the Company may have to rely more heavily on higher-costing wholesale funding or other sources of external funding or may have to significantly increase deposit rates to maintain deposit levels in the future, all of which may lower the Company's net interest income, net interest margin and its profitability.

Sources of External Funding Could Become Restricted and Impact the Company's Liquidity
If, as a result of general economic conditions or other events, sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds, may incur substantially higher funding costs, be required to sell assets, restrict operations, or restrict the payment of dividends.

INFORMATION & TECHNOLOGY RESOURCES

The use of technology related products, services, delivery channels, access points and processes expose the Company to various risks, particularly operational, privacy, cybersecurity, strategic, reputation and compliance risk. The ongoing move towards more cloud-based and third-party hosted technology solutions may subject the Bank to certain heightened cyber risks. Banks are required by regulatory agencies to prudently manage cyber, third-party, cloud-based and technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring, and controlling these risks.

Failure to Keep Pace with Technological Change Could Affect the Company's Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services, data management and delivery channels. Failure to successfully plan or keep pace with technological changes affecting the banking industry, or failure to adequately train and educate staff and customers on the use and risks of new technologies, failure to capture or manage data, or failure to comply adequately with regulatory guidance regarding information and cybersecurity could have a material adverse effect on the Company's business and, in turn, the Company's financial condition and results of operations. In addition, there may be significant time and expenses associated with upgrading and implementing new technology, technology compliance, information security and cybersecurity processes.

Information Systems Could Experience an Interruption, Failure, Breach in Security, or Cyber-Attack
The Company relies heavily on public utilities infrastructures, internal information and operating systems, and cloud-based solutions and storage to conduct its business, and these systems could fail in a variety of ways. In addition, the use of network, cloud-based, or third-party hosted systems expose the Company to the increased sophistication and activity of cyber-criminals, both domestic and international. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of the information resources of the Company. These incidents may be an intentional attack or an unintentional event and could involve blocking the Company from accessing its own systems or remote servers in exchange for a ransom payment, gaining unauthorized access directly to our information systems, or indirectly through our vendors and customers systems or servers, for purposes of misappropriating assets, stealing confidential corporate information or customers' Personally Identifiable Information, corrupting data, denying access or causing operational disruption. The Company's independent third-party service providers or their subcontractors may also have access to customers' personal information and therefore also expose the Company to cybersecurity risk. Additionally, vendors' and customers' home, business or mobile information systems and the servers they rely on, are at risk of fraudulent corporate account takeovers which the Company may not be able to detect. There is no guarantee the Company's counteractions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

The occurrence of any failures or disruptions of infrastructure, or breakdown, breach, failures or interruptions of the Company's information systems, access points, or those hosted by third-party service providers and customers, or in the cloud, or the Company's inability to detect, respond, disclose and correct such occurrence or compromise in a timely manner, could result in an interruption in our ability to conduct transactions for an indeterminable length of time, could expose customers' personal and confidential information to unauthorized parties, increase the risk of fraud or theft, subject the Company to increased operational costs to detect and rectify the situation, damage the Company's reputation and deter customers from using the Company's services, increase the Company insurance cost or the ability to obtain adequate cyber insurance coverage, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability.

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

The Company Relies on External Service Providers
The Company relies on independent third-party firms, including indirect vendors utilized by such third parties, to provide critical services necessary to conducting its business. These services include but are not limited to electronic funds delivery networks, check clearing houses, electronic banking services, wealth advisory, management and custodial services, correspondent banking services, information security assessments and technology support services, and loan underwriting and review services, among others. The occurrence of any failures or interruptions of the independent firms' systems or in their delivery of services, or failure to perform in accordance with contracted service level agreements, for any number of reasons could in turn impact the Company's ability to conduct business and process transactions.

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

Wealth Management and Wealth Services Expose the Company to Financial, Operational and Legal Risk
The Company's Wealth Management and Wealth Services channels derive their revenues primarily from investment management fees based on the market value of assets under management. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in client investment preferences, investment decisions by us or our third-party service provider partners, and various economic conditions, among other factors. Wealth management services clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons.

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

Lack of or Slower than Expected Growth Could Adversely Affect the Company's Profitability and its Ability to Pay Dividends
The Company operates with a long-term focus on organic growth, which requires a significant investment of both financial and personnel resources. The Company relies on its deposit and lending activities to generate the cash flow to conduct operations, expand service and product offerings, expand the branch network, and pay dividends to shareholders. Contraction or slower than expected loan and/or deposit growth and/or lower than expected fee or other income generated from these and other products and services could lower our profitability and net cash flow available for funding our growth strategies and paying dividends to shareholders.

The Company May Not be Able to Attract, Retain or Develop Key Personnel
The Company's success and growth strategy depends, in large part, on its ability to attract, retain and develop top performing banking professionals within our markets, and its ability to successfully identify and develop personnel for succession to key executive management positions and to the board of directors. The inability to do so could have a material adverse impact on the Company’s business because of the loss of their skills, knowledge of the Company's market, years of industry or business experience and the difficulty of promptly hiring qualified replacements

REGULATION

The Company is Subject to Extensive Government Regulation and Supervision
The Company and the Bank are subject to a variety of federal and state laws and regulations that are primarily intended to protect consumers in the financial marketplace, provide fair and equal availability of products and services, preserve depositors' funds and the FDIC insurance fund, and to safeguard the banking system as a whole, and not necessarily the interests of shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy, growth, and net income, among other things. Federal and state laws and regulations may not always align in principle or statue, and preemptive federal laws may be more or less restrictive than those of a state. Future legislation could increase or decrease the cost of doing business, negatively impact consumers' faith in the banking system leading them to seek out non-banking alternatives, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.

Climate Change and Related Legislative and Regulatory Initiatives May Materially Affect the Company’s Business
Climate change may negatively impact the regional and local economy, increasing credit and other financial risks for the Company and our customers. The physical effects of climate change may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted.

Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. The Company cannot predict what legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the Company's business.

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

Environmental, Social and Governance Oversight May Influence Stock Price and Increase Compliance Costs
Investors have begun to consider how corporations are addressing environmental, social and governance matters, commonly known as "ESG matters" when making investment decisions. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, executive compensation, labor conditions and human rights. These shifts in investing priorities may result in adverse effects on the trading price of the Company’s common stock if investors determine, whether real or perceived, that the Company's ESG actions are not satisfactory. In addition, new government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Increased ESG related compliance costs could result in increases to our overall operational costs.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company's directors and executive officers, as a group, beneficially own approximately 15% of the Company's outstanding common stock as of December 31, 2022. Management views this ownership commitment by insiders as an integral component of maintaining the Company's ownership. However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company's main office and operational support offices are located in Lowell, Massachusetts. The main Lowell campus consists of four closely situated buildings, three of which are owned, with ample on-site customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2022, the Company had 27 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts, and Southern Hillsborough and Southern Rockingham counties in New Hampshire.

The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used.
As of December 31, 2022, the Company was the lessee under 16 active operating real estate leases.

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

As of February 28, 2023, there were 12,148,951 shares of the Company's common stock outstanding held by 1,063 shareholders of record.

Dividends

During the year ended December 31, 2022, quarterly dividends of $0.205 per share were paid to the Company's shareholders in March, June, September, and December. Total dividends paid to the Company's shareholders during the year ended

December 31, 2022, equaled $0.82 per share compared to total dividends of $0.74 per share, paid to the Company's shareholders on a quarterly basis during the year ended December 31, 2021.

On January 17, 2023, the Company announced a quarterly dividend of $0.23 per share, which was paid on March 1, 2023, to shareholders of record as of February 8, 2023. The Company currently expects that comparable cash dividends will continue to be paid in the future.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to the Company's 2009 Stock Incentive Plan, as amended, and its 2016 Stock Incentive Plan, as amended, which together constitute all the Company's existing equity compensation plans that have been previously approved by the Company's shareholders. The 2009 Plan expired in 2019 and is closed for future grants, although awards previously granted under the 2009 Plan remain outstanding and may be exercised through 2028.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	197,249	$26.33	442,051
Equity compensation plans not approved by security holders	—	—	—
TOTAL	197,249	$26.33	442,051

See also Note 14, "Stock-Based Compensation" to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below for further information regarding the Company's Equity Compensation Plan.

Repurchases of Common Stock

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended December 31, 2022:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	3,413	$29.79	—	—
November	—	—	—	—
December	—	—	—	—
_______________________________________
(1)     Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting restricted stock (net settlement of shares).

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company's common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index. This graph shows the changes over the five-year period ended on December 31, 2022, in the value of $100 invested in (i) the Company's common stock, (ii) the Standard & Poor's 500 Index, and (iii) the Standard & Poor's U.S. Small Cap Banks Index.

Total Shareholder Return
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Enterprise Bancorp, Inc.
S&P 500 Index
S&P U.S. Small Cap Banks Index

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Enterprise Bancorp, Inc.	$100.00	$96.07	$103.37	$80.30	$144.30	$116.11
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P U.S. Small Cap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69

Item 6. Selected Financial Data

The information previously required by Item 6 of this Annual Report on Form 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendments to modernize, simplify, and enhance financial disclosure requirements of registrants. For more information over the Company's financial condition and results of operations, see the section entitled "Overview" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data," and the other financial and statistical information contained in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”).

Throughout this Management Discussion & Analysis, certain measures have been adjusted to provide what management believes are more meaningful comparisons between periods. The items principally impacted and reported as non-GAAP were loans (PPP loans), shareholders' equity (accumulated other comprehensive income ("AOCI")) and any related measures presented. For further discussion regarding the use of these non-GAAP measures, and a reconciliation of U.S. Generally
Accepted Accounting Principles ("GAAP") to the related non-GAAP measures, see the section entitled "Non-GAAP Measures" contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

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
•the persistence of the current inflationary environment in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
•deterioration of capital markets, which could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;
•changes in market interest rates could negatively impact the pricing of our loans and deposits and decrease our net interest income or net interest margin;
•increases in market interest rates could negatively impact bond market values and result in a lower net book value;
•our ability to successfully manage the current rising market interest-rate environment, our credit risk and the level of future non-performing assets and charge-offs;
•potential decreases or growth of assets, deposits, future non-interest expenditures and non-interest income;
•inability to maintain adequate liquidity;
•the inability to raise the necessary capital to fund our operations or to meet minimum regulatory capital levels would restrict our business and operations;
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
•inability to attract, hire and retain qualified management personnel;
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
•changes in tariffs and trade barriers;
•our ability to navigate the uncertain impacts of current and future governmental monetary and fiscal policies, including the current and future policies of the Federal Reserve Board;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-K, including those discussed in Item 1A, "Risk Factors," of this Form 10-K. The Company cautions readers that the forward-looking statements in this Form 10-K reflect numerous assumptions that management believes to be reasonable, but which are inherently uncertain and beyond the Company's control. Forward-looking statements involve a number of risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in, or implied by, the forward-looking statement. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and readers should not place undue reliance on such forward-looking information and statements. Any forward-looking statements in this Form 10-K are based on information available to the Company as of the date of this Form 10-K, and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Executive Summary

The Company strategically operates with a long-term mindset that is focused on organic growth and supports such growth by continually investing in our people, products, services, technology, and branches.

Our financial condition at December 31, 2022, as well as the results of operations for the year ended December 31, 2022, have been impacted by significant increases in market interest-rates resulting from the high inflationary environment and the related

425 basis point increase in the prime lending rate between March and December of 2022 by the Federal Reserve. The impact is addressed as applicable throughout this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Net income for the year ended December 31, 2022, amounted to $42.7 million, or $3.52 per diluted common share, compared to $42.2 million, or $3.50 per diluted common share, for the year ended December 31, 2021. The increase in net income for the year ended December 31, 2022 was attributable primarily to an increase in net interest income, excluding PPP income (non-GAAP) of $27.4 million, partially offset by increases in the provision for credit losses of $4.0 million and non-interest expense of $6.2 million as well as a decrease in PPP income of $17.1 million.

The Company’s financial results for 2022 and 2021 were impacted by multiple non-core operating transactions. The non-core operating transactions for 2022 included a net gain on sale of insurance commissions of $2.0 million and net losses on sales of debt securities of $2.0 million. The non-core operating transactions for 2021 included a gain on the sale of other real estate owned ("OREO") of $1.1 million, included in non-interest income, and losses on the extinguishment of subordinated debt and the termination of swaps of $713 thousand and $1.8 million, respectively, both of which were included in non-interest expense.

Total assets amounted to $4.44 billion at December 31, 2022, compared to $4.45 billion at December 31, 2021. Investment securities at fair value declined $137.8 million during the year ended December 31, 2022, primarily from a decline in fair value from the significant increase in market interest rates during the period. Total loans increased $259.8 million consisting of an increase in core loans (non-GAAP) of $331.3 million, offset by a decrease in PPP loans of $71.5 million. Total core loans (non-GAAP) increased 12% versus a year ago.

The non-performing loan to total loan ratio decreased to 0.19% at December 31, 2022 from 0.91% at December 31, 2021. The decrease in non-performing loans to total loans resulted primarily from two commercial relationships that were returned to accrual status due to improved financial strength and consistent payment history.

During the year ended December 31, 2022, customer deposits increased $55.6 million. Customer deposit growth in 2022 reflected a highly competitive environment in which customers have access to higher yielding money market and treasury alternatives.

Shareholders’ equity decreased $64.6 million due primarily to the decrease in the fair value of debt securities, net of tax, resulting from the significant increase in market interest rates during the period.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the years ended as indicated:

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Balance Sheet Data
Total cash and cash equivalents	$267,589	$436,576	$253,782	$63,794	$63,120
Total investment securities at fair value	820,371	958,215	583,049	505,255	432,921
Total loans	3,180,518	2,920,684	3,073,860	2,565,459	2,387,506
Allowance for credit losses	(52,640)	(47,704)	(44,565)	(33,614)	(33,849)
Total assets	4,438,333	4,447,819	4,014,324	3,235,049	2,964,358
Total deposits	4,035,806	3,980,239	3,551,263	2,786,730	2,564,782
Subordinated debt	59,182	58,979	73,744	14,872	14,860
Total shareholders' equity	282,267	346,895	334,426	296,641	255,297
Total liabilities and shareholders' equity	4,438,333	4,447,819	4,014,324	3,235,049	2,964,358

Wealth Management
Wealth assets under management(1)	$891,451	$1,041,409	$976,502	$914,301	$797,895
Wealth assets under administration(1)	$198,586	$257,867	$210,900	$187,501	$121,440

Shareholders' Equity Ratios
Book value per common share	$23.26	$28.82	$28.01	$25.09	$21.80
Dividends paid per common share	$0.82	$0.74	$0.70	$0.64	$0.58
Dividend payout ratio	23.23%	21.08%	26.52%	22.07%	23.48%

Regulatory Capital Ratios
Total capital to risk weighted assets	13.49%	13.73%	14.62%	11.88%	11.77%
Tier 1 capital to risk weighted assets(2)	10.56%	10.62%	10.77%	10.13%	9.93%
Tier 1 capital to average assets	8.10%	7.56%	7.52%	8.86%	8.56%

Credit Quality Data
Non-performing loans	$6,122	$26,522	$38,050	$14,771	$11,784
Non-performing loans to total loans	0.19%	0.91%	1.24%	0.58%	0.49%
Non-performing assets to total assets	0.14%	0.60%	0.95%	0.46%	0.40%
ACL for loans to total loans	1.66%	1.63%	1.45%	1.31%	1.42%

Income Statement Data
Net interest income	$151,798	$141,556	$130,134	$115,857	$108,835
Provision for credit losses	5,800	1,770	12,499	1,180	2,250
Total non-interest income	18,462	18,107	17,247	16,319	11,990
Total non-interest expense	108,314	102,135	93,254	86,415	80,878
Income before income taxes	56,146	55,758	41,628	44,581	37,697
Provision for income taxes	13,430	13,587	10,172	10,381	8,816
Net income	$42,716	$42,171	$31,456	$34,200	$28,881

Income Statement Ratios
Diluted earnings per common share	$3.52	$3.50	$2.64	$2.89	$2.46
Return on average total assets	0.96%	0.98%	0.82%	1.10%	1.00%
Return on average shareholders' equity	14.47%	12.49%	9.95%	12.31%	12.15%
Net interest margin (tax-equivalent)(3)	3.54%	3.44%	3.59%	3.95%	3.97%
_____________________________________________________________________________
(1)Wealth assets under management and wealth assets under administration are not carried as assets on the Company’s Consolidated Balance Sheet.
(2)Ratio also represents common equity tier 1 capital to risk weighted assets as of the periods presented.
(3)Tax-equivalent net interest margin is net interest income adjusted for the tax-equivalent effect associated with tax-exempt loan and investment income, expressed as a percentage of average interest-earning assets.

Culture and Organic Growth Strategy

The Company's business model is to provide a full range of diversified financial products and services through a highly trained team of knowledgeable banking professionals, who have an in-depth understanding of our markets and a commitment to servicing the financial needs of customers. The Company is committed to fostering a culture of diversity, equity and inclusion and to investing in employee training and development. The Company’s approach is people-centric (customers, shareholders, communities and team members), commercially focused and community rooted, offering traditional banking products and services including commercial and residential lending, cash management, and wealth management and trust services, delivered by a knowledgeable and dedicated team of community bankers through traditional in-person service, digital delivery channels and remote banking capabilities.

Management utilizes a disciplined credit management approach, which has served to provide consistent quality asset growth over various economic cycles. Loan growth initiatives are executed through strong business development and referral efforts, by a seasoned lending team, supported by an experienced commercial credit review function.

The Company generally looks to develop new branch locations within, and to complement, our existing footprint. New and renovated branches exhibit a modern, open-concept lobby with advanced technology. These branches are supported by our "Relationship Bankers," who are cross trained to fully serve customer needs, and each branch is supported by commercial and residential lenders dedicated to that region, and wealth management representatives.

The Company has an ongoing commitment to use technology and digitization to continually improve customer experience as well as internal operating efficiency and productivity. Our virtual branch and digital strategy efforts compliment the physical branch strategy in expanding the Company's reach to market areas where physical branches are not able to serve by providing remote services while preserving personal interaction with customers.

Non-GAAP Measures

The accompanying consolidated audited financial statements have been prepared in accordance with GAAP. However, certain financial measures we present are supplemental measures that are not required by or are not presented in accordance with GAAP, which we refer to as "non-GAAP" measures. We refer to any prior period measure that excludes PPP loans as "core." At December 31, 2022, PPP loans outstanding are included in core loans (non-GAAP), as the majority of the remaining balances are no longer expected to be forgiven by the SBA. The Company also uses certain non-GAAP financial measures related to the impact of AOCI on the Company's reported book value per common share and return on average shareholders' equity.

The activity which resulted in the Company's use of non-GAAP measures consisted of: (1) the Company's origination of over $715 million in short-term PPP loans between April 2020 and May 2021; (2) forgiveness of PPP loans by the SBA, which began in November 2020 and continued through the current period, with approximately 99% of the principal balance of PPP loans originated by the Company having been forgiven by the SBA through December 31, 2022; and (3) the significant increase in market interest rates during 2022, which resulted in unrealized losses in the Company's available-for-sale debt securities portfolio at December 31, 2022 of $124.1 million and an accumulated other comprehensive loss, included in shareholder's equity, of $96.2 million at December 31, 2022.

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

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of PPP loans on total loans and loan interest income:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Total Core Loans
Total loans	$3,180,518	$2,920,684
Adjustment: PPP loans(1)	—	(71,502)
Total core loans (non-GAAP)	$3,180,518	$2,849,182
_____________________________________________
(1)PPP loans outstanding at December 31, 2022, amounting to $2.2 million, are considered core loans (non-GAAP).

	Year ended
	December 31,
(Dollars in thousands)	2022	2021
Loan Interest Income Excluding PPP Income
Loan interest income	$135,934	$133,208
Adjustment: PPP income	(2,561)	(19,691)
Loan interest income excluding PPP income (non-GAAP)	$133,373	$113,517

Net Interest Income Excluding PPP Income
Net interest income	$151,798	$141,556
Adjustment: PPP income	(2,561)	(19,691)
Net interest income excluding PPP income (non-GAAP)	$149,237	$121,865

The following tables summarize the reconciliation of GAAP to non-GAAP measures related to the impact of AOCI on the Company's reported book value per common share and return on average shareholders' equity:

	At or for the year ended
(Dollars in thousands, except per share data)	December 31, 2022	December 31, 2021
Shareholders' Equity
Total shareholders' equity (as reported)	$282,267	$346,895
Less: accumulated other comprehensive (loss) income	(96,207)	4,662
Shareholders' equity excluding AOCI (non-GAAP)	$378,474	$342,233

Book Value Per Common Share
Book value per common share (as reported)	$23.26	$28.82
Book value per common share excluding AOCI (non-GAAP)	$31.19	$28.43

Average Shareholders' Equity
Total average shareholders' equity (as reported)	$295,154	$337,563
Less: average accumulated other comprehensive (loss) income	(68,619)	13,968
Average shareholders' equity excluding AOCI (non-GAAP)	$363,773	$323,595

Return on Average Shareholders' Equity
Return on average shareholders' equity (as reported)	14.47%	12.49%
Return on average shareholders' equity excluding AOCI (non-GAAP)	11.74%	13.03%

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2022 AND 2021

Unless otherwise indicated, the reported results are for the year ended December 31, 2022, with the "same period," the "prior year" and "prior year period" being the year ended December 31, 2021. Average yields are presented on a tax-equivalent basis.

Net Income
Net income for the year ended December 31, 2022, amounted to $42.7 million, an increase of $545 thousand, or 1%, compared to the year ended December 31, 2021.

•The increase in net income was attributable primarily to an increase in net interest income, excluding PPP income (non-GAAP), of $27.4 million, partially offset by increases in the provision for credit losses of $4.0 million and non-interest expense of $6.2 million and a decrease in PPP income of $17.1 million.
•Net income for the years ended December 31, 2022 and 2021, was impacted by several non-core operating transactions further discussed under the headings "Non-Interest Income" and "Non-Interest Expense," below.

Net Interest Income
Net interest income for the year ended December 31, 2022, amounted to $151.8 million, an increase of $10.2 million, or 7%, compared to the year ended December 31, 2021.

•The increase in net interest income was due largely to increases in loan interest income, excluding PPP income (non-GAAP), of $19.9 million, investment security income of $3.8 million and other interest-earning asset income of $5.3 million, partially offset by a decrease in PPP income of $17.1 million and an increase in deposit interest expense of $1.8 million.
•Net interest income included PPP income of $2.6 million for the year ended December 31, 2022, compared to $19.7 million for the year ended December 31, 2021.

Net Interest Margin
Net interest margin was 3.54% and 3.44% for the years ended December 31, 2022 and December 31, 2021, respectively.

Net interest margin in 2022 was favorably impacted by significant increases in market interest rates and the prime lending rate. In particular, the yield on interest-earning deposits with banks was impacted most favorably.
•Average interest-earning deposits with banks decreased $167.9 million, or 34%, while the yield increased 166 basis points. The decrease in average balance resulted primarily from the funding of growth in the Company's investment portfolio in the second half of 2021 and core loan (non-GAAP) growth in 2021 and 2022, partially offset by funds received from the forgiveness of PPP loans by the SBA.

Other items impacting margin for the year ended December 31, 2022, compared to the prior year period included:
•Average investment securities at fair value increased $275.7 million, or 41%, while the tax-equivalent yield decreased 28 basis points. The changes in average balance and yield resulted primarily from investment security purchases in the second half of 2021, when market interest rates were lower.
•Average loans increased $64.8 million, while the tax-equivalent yield decreased 1 basis point.
◦Average core loans (non-GAAP) increased $341.3 million, or 13%, and the tax-equivalent yield increased 17 basis points. The increase in average balance resulted primarily from growth in the commercial and residential real estate portfolios. Core loan yields (non-GAAP) have benefited primarily from increases in the prime lending rate of 425 basis points between March and December of 2022.
◦Average PPP loans outstanding decreased $276.5 million, or 93%, due primarily to the continued forgiveness of PPP loans by the SBA during the period. PPP income amounted to $2.6 million for the year ended December 31, 2022, compared to $19.7 million for the year ended December 31, 2021.
•Average total deposits increased $164.5 million, or 4%, while the yield increased 4 basis points.

Interest rate risk is reviewed in detail under the heading Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K, below.

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

	December 31,
	2022 vs 2021
		Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$2,685	$2,160	$525
Investment securities (tax-equivalent)	3,819	5,894	(2,075)
Other interest-earning assets(1)	5,332	(310)	5,642
Total interest-earning assets (tax-equivalent)	11,836	7,744	4,092

Interest expense
Interest checking, savings, and money market	2,533	101	2,432
CDs	(80)	(23)	(57)
Brokered deposits	(664)	(332)	(332)
Borrowed funds	(8)	(47)	39
Subordinated debt	(143)	(198)	55
Total interest-bearing funding	1,638	(499)	2,137
Change in net interest income (tax-equivalent)	$10,198	$8,243	$1,955
_________________________________________
(1)    Income on other interest-earning assets includes interest on deposits, and fed funds sold, and dividends on FHLB stock.

The table on the following page presents the Company's average balance sheet, net interest income and average rates for the years ended December 31, 2022, 2021 and 2020:

	Average Balances, Interest and Average Yields
	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield (1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax-equivalent)	$3,034,608	$136,381	4.49%	$2,969,777	$133,696	4.50%	$2,986,001	$131,604	4.41%
Investment securities(3) (tax-equivalent)	955,927	19,891	2.08%	680,261	16,072	2.36%	488,139	14,261	2.92%
Other interest-earning assets(4)	333,433	6,014	1.80%	501,201	682	0.14%	189,204	402	0.21%
Total interest-earning assets (tax-equivalent)	4,323,968	162,286	3.75%	4,151,239	150,450	3.62%	3,663,344	146,267	3.99%
Other assets	110,238			169,315			158,928
Total assets	$4,434,206			$4,320,554			$3,822,272

Liabilities and shareholders' equity:
Interest checking, savings and money market	$2,381,774	4,091	0.17%	$2,249,023	1,558	0.07%	$1,930,628	6,308	0.33%
CDs	221,050	1,620	0.73%	224,627	1,700	0.76%	279,467	4,629	1.66%
Brokered deposits	—	—	—%	45,617	664	1.46%	47,743	662	1.39%
Borrowed funds	3,286	52	1.58%	7,632	60	0.79%	40,479	606	1.50%
Subordinated debt(5)	59,050	3,352	5.68%	62,546	3,495	5.59%	43,510	2,501	5.75%
Total interest-bearing funding	2,665,160	9,115	0.34%	2,589,445	7,477	0.29%	2,341,827	14,706	0.63%
Non-interest checking	1,422,618	—		1,341,633	—		1,120,916	—
Total deposits, borrowed funds and subordinated debt	4,087,778	9,115	0.22%	3,931,078	7,477	0.19%	3,462,743	14,706	0.42%
Other liabilities	51,274			51,913			43,383
Total liabilities	4,139,052			3,982,991			3,506,126
Shareholders' equity	295,154			337,563			316,146
Total liabilities and shareholders' equity	$4,434,206			$4,320,554			$3,822,272

Net interest-rate spread (tax-equivalent)			3.41%			3.33%			3.36%
Net interest income (tax-equivalent)		153,171			142,973			131,561
Net interest margin (tax-equivalent)			3.54%			3.44%			3.59%
Less tax-equivalent adjustment		1,373			1,417			1,427
Net interest income		$151,798			$141,556			$130,134
Net interest margin			3.51%			3.41%			3.55%
 _________________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal corporate income tax rate of 21% in the years ended 2022, 2021 and 2020, based on tax-equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investment balances are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits with banks, fed funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses

The provision for credit losses for the year ended December 31, 2022, amounted to $5.8 million, an increase of $4.0 million, compared to the year ended December 31, 2021.
•The provision for the year ended December 31, 2022, was driven primarily by loan growth, and increases in reserve factors due to worsening economic forecasts, and to a lesser extent, an increase in reserves for unfunded commitments (included in other liabilities), partially offset by a reduction in reserves for individually evaluated loans.
•The provision for the year ended December 31, 2021, was driven primarily by core loan growth (non-GAAP) and reserves for unfunded commitments, partially offset by reduction in reserves for individually evaluated loans and reductions in reserve factors as economic outlook improved throughout the year.
•The Company's adoption of the current expected credit losses ("CECL") methodology on January 1, 2021 increased reserves for credit losses through a charge to retained earnings. CECL may create additional volatility to our provision for credit losses as assumptions and economic forecasts change over time.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the allowance for credit losses ("ACL") for loans see "Credit Risk," and "ACL for Loans" included in the section titled "Financial Condition," contained in this Item 7 of this Form 10-K above, for further information regarding the provision for credit losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2022, amounted to $18.5 million, an increase of $355 thousand, or 2%, compared to the respective prior year periods.

The following table sets forth the components of non-interest income and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	Change	% Change
Wealth management fees	$6,533	$6,787	$(254)	(4)%
Deposit and interchange fees	8,196	6,971	1,225	18%
Income on bank-owned life insurance, net	1,202	821	381	46%
Net (losses) gains on sales of debt securities	(1,973)	128	(2,101)	(1,641)%
Net gains on sales of loans	30	833	(803)	(96)%
Net gain on sale of OREO	—	1,126	(1,126)	(100)%
Net gain on sale of insurance commissions	2,034	—	2,034	100%
Loss on termination of swaps	—	(1,847)	1,847	(100)%
Gain (loss) on equity securities	(514)	246	(760)	(309)%
Other income	2,954	3,042	(88)	(3)%
Total non-interest income	$18,462	$18,107	$355	2%

The increase of non-interest income for the year ended December 31, 2022, was impacted by the following core operating items:
•Deposit and interchange fees increased $1.2 million due primarily to increases in overdraft income and growth in business customer relationships resulting in greater product transaction volumes.
•Net gains on sales of loans decreased $803 thousand, resulting largely from the Company holding more residential loan production in the loan portfolio.

Non-interest income for the years ended December 31, 2022 and 2021 were impacted by the following non-core operating items:

•In the fourth quarter of 2022, the Company ended its revenue sharing relationship with an insurance agency and sold the rights to the future cash flows on these insurance policies to the agency. The transaction resulted in a one-time gain on sale of insurance commissions of $2.0 million and the Company has no other insurance agency relationships. Prior to the sale, the Company had referred clients to the agency, assisted with servicing and shared the resulting revenue.
•In 2022, the Company realized net losses on sales of debt securities of $2.0 million compared to $128 thousand in 2021. The sales in 2022 were in the first and fourth quarters as follows:
◦In the first quarter of 2022, the Company realized net gains on sales of debt securities of $1.1 million from the sale of debt securities with an amortized cost of $31.7 million.
◦In the fourth quarter of 2022, the Company realized net losses on sales of debt securities of $3.0 million after executing a bond restructure in which it sold lower-yielding debt securities with an amortized cost of $39.9 million.
•In the third quarter of 2021, $75.0 million in interest-rate swaps were terminated, resulting in a $1.8 million loss on the termination of swaps.
•In the fourth quarter of 2021, the Company realized a gain on the sale of other real estate owned ("OREO") of $1.1 million.
•Losses on equity securities decreased $760 thousand due primarily to declines in market values during the year ended December 31, 2022.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2022, amounted to $108.3 million, an increase of $6.2 million, or 6%, compared to the prior year.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	Change	% Change
Salaries and employee benefits	$72,120	$66,633	$5,487	8%
Occupancy and equipment expenses	9,299	9,650	(351)	(4)%
Technology and telecommunications expenses	10,735	10,574	161	2%
Advertising and public relations expenses	2,758	2,373	385	16%
Audit, legal and other professional fees	2,949	2,347	602	26%
Deposit insurance premiums	1,783	1,910	(127)	(7)%
Supplies and postage expenses	912	819	93	11%
Loss on extinguishment of subordinated debt	—	713	(713)	100%
Other operating expenses	7,758	7,116	642	9%
Total non-interest expense	$108,314	$102,135	$6,179	6%

The primary components of the increase in non-interest expense during the year ended December 31, 2022, are as follows:

•Salaries and employee benefits increased $5.5 million primarily to support the Company's strategic growth and market expansion initiatives. The results were also impacted by a competitive labor market and inflationary pressures.
•The increase in non-interest expense was offset by a loss on the extinguishment of subordinated debt of $713 thousand from the early redemption of $15.0 million in subordinated notes, realized in the first quarter of 2021.

Income Tax Expense

The effective tax rate was 23.9% and 24.4% for the years ended December 31, 2022 and 2021, respectively. Refer to Note 15, "Income Taxes," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, for additional information about the Company's tax positions.

Results of Operations Comparison of Years Ended December 31, 2021 and 2020

For a comparison of the results of operations for the years ended December 31, 2021 and 2020, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with SEC on March 10, 2022.

Financial Condition

Total assets amounted to $4.44 billion at December 31, 2022, compared to $4.45 billion at December 31, 2021, a decrease of $9.5 million. The balance sheet composition and changes since December 31, 2021, are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts) and federal funds sold ("fed funds"). Cash and cash equivalents amounted to $267.6 million at December 31, 2022, compared to $436.6 million at December 31, 2021, a decrease of $169.0 million, or 39%. As of December 31, 2022, cash and cash equivalents represented 6% of total assets compared to 10% of total assets at December 31, 2021. The decrease in cash and cash equivalents since December 31, 2021 was related primarily to funding core loan growth (non-GAAP), partially offset by funds received from the SBA for forgiveness of PPP loans during the year ended December 31, 2021.

While balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company, management believes customers had generally maintained higher liquidity throughout 2021 in response to the pandemic and lower interest rates, contributing to the elevated balance in cash and cash equivalents at December 31, 2021.

Investments

At December 31, 2022, the fair value of the investment portfolio amounted to $820.4 million, a decrease of $137.8 million, or 14%, since December 31, 2021. As of December 31, 2022, the investment portfolio represented 18% of total assets as compared to 22% of total assets at December 31, 2021.

The change in fair value since December 31, 2021 resulted primarily from a decline in the fair value of the Company's debt securities portfolio of $130.0 million during the year ended December 31, 2022, caused primarily by significant increases in market interest rates resulting from the increase in the prime lending rate by the Federal Reserve of 425 basis points between March and December of 2022. As of December 31, 2022 and December 31, 2021, the Company's investment portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

Net unrealized losses on the debt securities portfolio amounted to $124.1 million at December 31, 2022, compared to net unrealized gains of $5.9 million at December 31, 2021. Management has concluded that the unrealized losses resulted from significant increases in market interest rates during 2022, as discussed above, and that no allowance for credit losses was considered necessary as of December 31, 2022.

During the years ended December 31, 2022, and 2021, the Company purchased debt securities totaling $145.9 million and $491.2 million, respectively. The Company also had principal pay downs, calls and maturities totaling $82.8 million during the year ended December 31, 2022, compared to $87.3 million during the year ended December 31, 2021. During the year ended December 31, 2022, the Company realized net losses of $2.0 million on sales of debt securities with an amortized cost of $71.6 million. For the year ended December 31, 2021, the Company realized net gains of $128 thousand on sales of debt securities with an amortized cost of $2.9 million.

The higher level of purchases in 2021 relative to 2022 occurred because cash and cash equivalent balances were high, overnight rates were near zero and the yield curve was upward sloping. In 2022, short term interest rates increased significantly, as discussed above, making overnight investments more attractive, and the yield curve inverted.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations	$4,977	1%	$—	—%	$—	—%
U.S. treasury securities	43,251	5%	62,166	6%	—	—%
Federal agency collateralized mortgage obligations ("CMO")	406,982	50%	486,713	51%	215,975	37%
Federal agency mortgage-backed securities ("MBS")	21,021	3%	22,894	2%	110,194	19%
Taxable municipal securities	239,277	29%	275,850	29%	144,407	25%
Tax-exempt municipal securities	83,653	10%	92,672	10%	95,451	16%
Corporate bonds	6,294	1%	9,000	1%	11,276	2%
Subordinated corporate bonds	10,647	1%	7,135	1%	5,000	1%
Total debt securities	$816,102	100%	$956,430	100%	$582,303	100%

We continuously monitor and evaluate our debt securities portfolio to identify and assess risks within our portfolio, including, but not limited to, the impact of the current market interest-rate environment, prepayment risk, and credit quality. The mix of debt securities at December 31, 2022, compared to December 31, 2021, remained relatively unchanged. At December 31, 2022, the Company's debt securities portfolio consisted primarily of 58% in U.S. Government or U.S. Federal Agency bonds and 40% in taxable and tax-exempt municipal bonds. The effective duration of our debt securities portfolio at December 31, 2022 was approximately 5.0 years compared to 4.9 years at December 31, 2021.

The contractual maturity distribution as of December 31, 2022, of the debt securities portfolio with the weighted average tax-equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$—	—%	$5,014	4.20%	$—	—%	$—	—%
U.S. treasury securities	28,967	0.68%	9,977	0.71%	6,997	1.01%	—	—%
Federal agency CMO	5,848	1.46%	47,913	3.09%	4,955	1.61%	416,061	1.88%
Federal agency MBS	—	—%	5,133	2.80%	2,173	2.81%	16,867	2.23%
Taxable municipal securities	2,500	3.15%	35,265	3.14%	241,670	2.25%	8,000	3.02%
Tax-exempt municipal securities	4,376	3.84%	30,850	3.01%	41,524	3.28%	7,708	3.20%
Corporate bonds	1,648	2.88%	4,634	3.65%	198	3.95%	—	—%
Subordinated corporate bonds	—	—%	—	—%	11,949	3.97%	—	—%
Total debt securities	$43,339	1.33%	$138,786	2.96%	$309,466	2.42%	$448,636	1.94%

Total debt securities at fair value	$42,198		$133,768		$260,922		$379,214

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $157.3 million, which can be redeemed by the issuer prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

Loans

This discussion should be read in conjunction with the material presented in Item 1, "Business," under the heading "Lending Products" of this Form 10-K.

At December 31, 2022, total loans amounted to $3.2 billion, an increase of $259.8 million, or 9%, since December 31, 2021. Total core loans (non-GAAP) increased $331.3 million, or 12%, since December 31, 2021. As of December 31, 2022, total loans represented 72% of total assets, compared to 66% of total assets at December 31, 2021. The mix of loans within the portfolio remained relatively unchanged with the commercial loan portfolio representing approximately 87% of total loans at December 31, 2022, compared to approximately 88% at December 31, 2021.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans:

	December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,921,410	61%	$1,680,792	58%	$1,476,236	48%
Commercial and industrial	414,490	13%	412,070	14%	435,548	14%
Commercial construction	424,049	13%	410,443	14%	371,856	12%
SBA PPP(1)	—	—%	71,502	2%	443,070	15%
Total commercial loans	2,759,949	87%	2,574,807	88%	2,726,710	89%
Residential mortgages	332,632	10%	256,940	9%	252,995	8%
Home equity	79,807	3%	80,467	3%	85,178	3%
Consumer	8,130	—%	8,470	—%	8,977	—%
Total retail loans	420,569	13%	345,877	12%	347,150	11%
Total loans	3,180,518	100%	2,920,684	100%	3,073,860	100%
Allowance for credit losses	(52,640)		(47,704)		(44,565)
Net loans	$3,127,878		$2,872,980		$3,029,295
________________________________
(1)    PPP loans outstanding at December 31, 2022 of $2.2 million were transferred to the commercial and industrial portfolio.

As of or for, the year ended December 31, 2022,

•Growth in the commercial real estate portfolio was strong, resulting in a slight increase in commercial real estate loans as a percentage of total loans, relative to the commercial and industrial and commercial construction portfolios.
•Commercial real estate loans increased $240.6 million, or 14%, compared to December 31, 2021, which resulted from strong customer demand.
•Commercial and industrial loans were relatively flat as compared to December 31, 2021.
•Commercial construction loans increased $13.6 million, or 3%, since December 31, 2021. The majority of the commercial construction portfolio growth was concentrated in the 4th quarter of 2022.
•PPP loan forgiveness by the SBA amounted to approximately $71.6 million compared to $587.0 million during the year ended December 31, 2021. At December 31, 2022, PPP loans outstanding are included in core loans (non-GAAP), as the majority of the remaining balances are no longer expected to be forgiven by the SBA. The Company expects that these loans will be repaid as agreed with any remaining balance guaranteed by the SBA.
•Total retail loans increased $74.7 million, or 22%, since December 31, 2021. The increase resulted from the Company retaining more residential mortgage production on its balance sheet. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

For the year ended December 31, 2022, the Company originated $1.3 million of residential mortgage loans for sale in the secondary market, receiving gains on loan sales of $30 thousand, compared to originations of $29.1 million and gains of $833 thousand for the year ended December 31, 2021.

At December 31, 2022, commercial loan balances participated out to various banks amounted to $59.1 million, compared to $66.7 million at December 31, 2021. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $94.8 million and $62.6 million at December 31, 2022, and 2021, respectively.

See also Note 3, "Loans," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for information on related party loans, loans serviced for others and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company's portfolio at December 31, 2022. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction
Amounts due(1):
One year or less, and demand notes	$84,352	$185,152	$161,557
After one year through five years	371,517	113,960	99,966
Beyond five years	1,465,541	115,378	162,526
	$1,921,410	$414,490	$424,049

Interest rate terms on amounts due after one year:
Fixed	$180,380	$109,140	$42,762
Adjustable(2)	$1,656,678	$120,198	$219,730
____________________________________________
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

The following table sets forth information regarding non-performing assets, troubled debt restructuring ("TDR") loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021	2020
Non-accrual loan summary:
Commercial real estate	$3,355	$22,870	$29,680
Commercial and industrial	730	1,542	4,574
Commercial construction	294	1,045	2,999
SBA PPP	—	—	—
Residential mortgages	1,532	794	414
Home equity	211	246	381
Consumer	—	25	2
Total non-performing loans	$6,122	$26,522	$38,050

Total Loans	$3,180,518	$2,920,684	$3,073,860
Accruing TDR loans not included above	$6,000	$8,556	$10,268
Delinquent loans 60-89 days past due and still accruing	$1,307	$38	$316
Loans 60-89 days past due and still accruing to total loans	0.04%	—%	0.01%
Non-performing loans to total loans	0.19%	0.91%	1.24%
Non-performing assets to total assets	0.14%	0.60%	0.95%
Allowance for credit losses for loans	$52,640	$47,704	$44,565
Allowance for credit losses for loans to non-performing loans	859.85%	179.87%	117.12%
Allowance for credit losses for loans to total loans	1.66%	1.63%	1.45%

The decrease in non-performing loans at December 31, 2022, compared to December 31, 2021, was due primarily to two commercial relationships, amounting to $17.9 million, which were upgraded and restored to accrual status during the second quarter of 2022, due to improved financial strength and consistent payment history, as well as pay-downs and payoffs on several other commercial relationships. At December 31, 2022 and December 31, 2021, the Company had no OREO.

At December 31, 2022, and December 31, 2021, adversely classified loans amounted to $47.0 million and $61.0 million, respectively. Adversely classified loans that were performing amounted to $40.9 million at December 31, 2022, and $34.5 million at December 31, 2021. Adversely classified loans which were included in non-accrual loans amounted to $6.1 million and $26.5 million at December 31, 2022, and December 31, 2021, respectively.

Total TDR loans as of December 31, 2022 and December 31, 2021 were $8.4 million and $16.4 million, respectively. TDR loans on accrual status amounted to $6.0 million and $8.6 million at December 31, 2022 and December 31, 2021, respectively. TDR loans included in non-accrual loans amounted to $2.4 million and $7.8 million at December 31, 2022 and December 31, 2021, respectively. The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and prospects of the borrower.

ACL for Loans

On January 1, 2021, the Company adopted the Financial Accounting Standards Board's guidance related to measuring credit losses, including the CECL methodology for estimating the ACL for loans. The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate.

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

The following table sets forth the allocation of the Company's ACL among the categories of loans, the percentage of ACL allocated by category of loans to the total ACL, and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

	December 31,
	2022			2021			2020
(Dollars in thousands)	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans
Commercial real estate	$36,564	69%	61%	$31,847	67%	58%	$26,755	60%	48%
Commercial and industrial	8,896	17%	13%	9,574	20%	14%	9,516	21%	14%
Commercial construction	3,961	8%	13%	4,090	8%	14%	6,129	14%	12%
SBA PPP	—	—%	—%	—	—%	2%	—	—%	15%
Residential mortgages	2,255	4%	10%	1,405	3%	9%	1,530	4%	8%
Home equity	633	1%	3%	465	1%	3%	467	1%	3%
Consumer	331	1%	—%	323	1%	—%	168	—%	—%
Total	$52,640	100%	100%	$47,704	100%	100%	$44,565	100%	100%

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Beginning balance	$47,704	$44,565	$33,614	$33,849	$32,915

Day one CECL adjustment	—	6,560	—	—	—
Provision charged to operations	5,175	543	12,499	1,180	2,250
Recoveries on charged-off loans:
Commercial real estate	—	39	—	—	51
Commercial and industrial	242	139	265	734	278
Commercial construction	—	105	—	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	11	71	45	9	55
Consumer	19	9	36	35	47
Total recovered	$272	$363	$346	$778	$431
Charged-off loans:
Commercial real estate	250	1,825	—	—	—
Commercial and industrial	210	2,477	561	2,069	1,593
Commercial construction	—	—	1,300	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	51	25	33	124	154
Total charged-off	$511	$4,327	$1,894	$2,193	$1,747

Net loans charged-off	$239	$3,964	$1,548	$1,415	$1,316

Ending balance	$52,640	$47,704	$44,565	$33,614	$33,849

Average loans outstanding	$3,035,012	$2,969,371	$2,984,100	$2,430,912	$2,303,708
Net charge-offs to average loans	0.01%	0.13%	0.05%	0.06%	0.06%

Recoveries to charge-offs	53.23%	8.39%	18.27%	35.48%	24.67%
Net loans charged-off to allowance	0.45%	8.31%	3.47%	4.21%	3.89%

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

The Company’s reserve for unfunded commitments amounted to $4.3 million as of December 31, 2022 and $3.7 million at December 31, 2021. The provision for unfunded commitments amounted to $625 thousand compared to $1.2 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of December 31, 2022.

Deposits

As of December 31, 2022, total deposits amounted to $4.04 billion, an increase of $55.6 million, or 1%, compared to December 31, 2021. Total deposits as a percentage of total assets were 91% at December 31, 2022, and 89% at December 31, 2021.

The following table sets forth the deposit balances by certain categories as of the dates indicated and the percentage of each category to total deposits:

	December 31, 2022		December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest checking	$1,361,588	34%	$1,364,258	34%	$1,164,908	33%
Interest-bearing checking	678,715	17%	743,587	19%	599,630	17%
Total checking	2,040,303	51%	2,107,845	53%	1,764,538	50%
Savings	326,666	8%	310,244	8%	256,347	7%
Money markets	1,381,645	34%	1,355,701	34%	1,210,414	34%
Total savings/money markets	1,708,311	42%	1,665,945	42%	1,466,761	41%
CDs	287,192	7%	206,449	5%	244,969	7%
Total customer deposits	4,035,806	100%	3,980,239	100%	3,476,268	98%

Brokered deposits(1)	—	—%	—	—%	74,995	2%
Total deposits	$4,035,806	100%	$3,980,239	100%	$3,551,263	100%
__________________________________
(1)     Brokered deposits which are individually $250,000 and under.

Management believes customers generally maintained higher deposit balances in 2021 and 2020 in response to the pandemic and lower interest rates, contributing to elevated deposit balances in the respective periods. In 2022 deposit balances were impacted by customers seeking higher yield alternatives. During the year ended December 31, 2022, there was a slight shift in the deposit mix, from checking to term products, resulting from higher interest rates.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks, with an equal and reciprocal balance deposited to the Company through the network. The Company’s total customer deposit balances reflect the reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. The Company's balances in these reciprocal products were $589.7 million, $546.7 million, and $508.4 million at December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Savings accounts are not eligible for this program.

Management may, from time to time, utilize brokered deposits as a cost-effective wholesale funding source to support continued loan growth. Brokered deposits may be comprised of non-reciprocal insured overnight deposits and term funding gathered from nationwide bank networks or term deposits from large money center banks.

The following table shows the scheduled maturities of CDs greater than $250,000:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Due in three months or less	$12,696	$15,943
Due in greater than three months through six months	17,092	11,137
Due in greater than six months through twelve months	46,423	12,476
Due in greater than twelve months	23,223	12,490
Total CDs greater than $250,000	$99,434	$52,046

The table below sets forth a comparison of the Company's average deposits, and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits. The annualized average rate on total deposits reflects both interest-bearing and non-interest-bearing deposits.

	Year ended December 31,
	2022		2021		2020
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest checking	$1,422,618	—%	$1,341,633	—%	$1,120,916	—%

Interest checking	696,639	0.07%	651,985	0.03%	520,836	0.14%
Savings	336,881	0.05%	293,868	0.04%	236,549	0.08%
Money market	1,348,254	0.25%	1,303,170	0.09%	1,173,243	0.46%
Total interest-bearing non-term deposits	2,381,774	0.17%	2,249,023	0.07%	1,930,628	0.33%
CDs	221,050	0.73%	224,627	0.76%	279,467	1.66%
Total non-brokered deposits	4,025,442	0.14%	3,815,283	0.09%	3,331,011	0.33%

Brokered deposits	—	—%	45,617	1.46%	47,743	1.39%
Total	$4,025,442	0.14%	$3,860,900	0.10%	$3,378,754	0.34%

Borrowed Funds

At December 31, 2022, borrowed funds were comprised of FHLB borrowings and other borrowings, and amounted to $3.2 million with a small portion of borrowed funds from a New Hampshire Business Finance Authority borrowing under a New Hampshire community development program linked to a commercial loan. At December 31, 2021, borrowed funds consisted of only FHLB borrowings, and amounted to $5.5 million. Outstanding borrowings from the FHLB typically have been comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB, which represented the majority of the balance at December 31, 2022.

The table below shows the comparison of the Company's average borrowed funds and average rates paid for the periods indicated:

	Year ended December 31,
	2022		2021		2020
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$3,266	1.59%	$7,632	0.79%	$35,762	1.65%
FRB PPPLF advances	—	—%	—	—%	4,703	0.35%
Other borrowed funds	20	—%	—	—%	14	1.07%
Total borrowed funds	$3,286	1.58%	$7,632	0.79%	$40,479	1.50%

In the table above, "Other borrowings" represent term NH BFA advances or advances from the FRB discount window or correspondent banks, advanced as part of our annual test of these external funding facilities. In April 2020, the Company established access to the FRB’s Paycheck Protection Program Liquidity Fund ("PPPLF,") which provided funding secured by the pledge of PPP loans. The FRB's PPPLF program expired on July 31, 2021.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.2 million at December 31, 2022, and $59.0 million at December 31, 2021, consisting of $60.0 million in fixed-to-floating rate subordinated notes issued in July 2020, callable in July 2025 and due in July 2030.

On March 31, 2021, the Company redeemed $15.0 million in subordinated notes issued January 2015. The redemption of these subordinated notes was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand.

Derivatives and Hedging

The Company may also, from time to time, use interest-rate swaps to hedge against adverse interest rate movements. During the first quarter of 2020, the Company entered into three pay fixed, receive float interest-rate swaps with a combined notional value, maturing from 2023 through 2025, of $75.0 million. In August 2021, all three interest rate swaps were terminated resulting in a $1.8 million loss on termination of swaps (reported as a component of non-interest income), and eliminated the related borrowing costs from 2022 through 2025.

The Company also has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment. The notional value of interest-rate swaps with customers decreased to $7.8 million at December 31, 2022, from $36.3 million at December 31, 2021. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $782 thousand at December 31, 2022, compared to $528 thousand at December 31, 2021.

The Company has entered into a risk participation agreement ("RPA") under which the Company has assumed the credit risk for a customer's performance under an interest-rate swap agreement between the customer and the counterparty. The Company is not a direct counterparty to the interest-rate swap and received fee income commensurate with the risk assumed from entering into the RPA. The RPA and the customer's loan are secured by the same collateral. At December 31, 2022, the notional amount of the risk participation agreements sold was $24.7 million and the fair value was $73 thousand.

Shareholders' Equity

Total shareholders' equity amounted to $282.3 million at December 31, 2022, compared to $346.9 million at December 31, 2021, a decrease of $64.6 million, or 19%. The change was attributable primarily to a decrease in AOCI of $100.9 million since December 31, 2021, partially offset by an increase in retained earnings of $32.8 million over the same period. The change in AOCI resulted from a decrease in the fair value of debt securities, which is attributed to the significant increase in the prime lending rate by the Federal Reserve of 425 basis points between March and December of 2022. The Company classifies all debt securities as available-for-sale and anticipates they will mature or be called at par value.

The Company's reported book value per common share and return on average shareholders' equity ratios were impacted by the change in AOCI as follows:
•Book value per common share was $23.26 at December 31, 2022, compared to $28.82 at December 31, 2021, a decrease of 19%. Excluding AOCI (non-GAAP), book value per common share was $31.19 at December 31, 2022, compared to $28.43 at December 31, 2021, an increase of 10%.
•Return on average shareholders' equity was 14.47% and 12.49% for the years ended December 31, 2022, and December 31, 2021, respectively. Return on average shareholders' equity, excluding AOCI (non-GAAP), was 11.74% and 13.03% for the years ended December 31, 2022, and December 31, 2021, respectively.

For the years ended December 31, 2022 and December 31, 2021, the Company declared cash dividends of $9.9 million and $8.9 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 40,640 shares and 36,651 shares, totaling $1.4 million and $1.3 million, respectively.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight fed fund purchase arrangements with correspondent banks and access to the FRB discount window. At December 31, 2022, the Bank had the capacity to borrow additional funds from the FHLB and FRB discount window of up to approximately $780.0 million and $305.0 million, respectively.

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

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possible additional discretionary supervisory actions by regulators, which if undertaken, could have a material adverse effect on the Company's consolidated financial condition. At December 31, 2022, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's total capital and tier 1 capital to risk weighted assets amounted to 13.49% and 10.56%, respectively, at December 31, 2022, compared to 13.73% and 10.62%, respectively, at December 31, 2021. The decrease in each ratio was due primarily to strong core loan growth (non-GAAP) over the respective periods, which required higher capital reserves than interest-earning deposits with banks.

Tier 1 capital to average assets amounted to 8.10% at December 31, 2022, compared to 7.56% at December 31, 2021. The increase was driven primarily by the increase in retained earnings noted above, partially offset by an increase in average assets.

See also Note 12, "Shareholders' Equity," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2022. For additional information on the Company's capital planning, see the section entitled "Capital Resources" contained in Item 1, "Business," of this Form 10-K.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations. The following table summarizes the contractual cash obligations at December 31, 2022:

	Payments Due by Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual cash obligations:
CDs	$287,192	$227,658	$58,311	$1,019	$204
FHLB borrowings	2,913	—	—	—	2,913
Other borrowings	303	—	—	—	303
Subordinated debt	60,000	—	—	—	60,000
Supplemental retirement plans	1,663	276	552	551	284
Operating lease obligations	39,535	1,406	2,876	2,907	32,346
Vendor contracts	18,019	9,718	6,740	1,561	—
Total contractual obligations	$409,625	$239,058	$68,479	$6,038	$96,050

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

The following table summarizes the contractual commitments at December 31, 2022:

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$1,233,889	$752,013	$309,808	$55,834	$116,234
Commitments to originate loans	27,148	27,148	—	—	—
Letters of credit	25,081	19,021	2,943	—	3,117
Commitments to originate loans for sale	170	170	—	—	—
Commitments to sell loans	170	170	—	—	—
Customer related interest-rate swaps notional amount(1)	7,777	—	—	—	7,777
Risk participation agreement notional amount	24,660	—	—	—	24,660
Total commitments	$1,318,895	$798,522	$312,751	$55,834	$151,788
 _______________________________________________
(1)    Offsetting positions to these interest-rate swaps are entered into with a counterparty. Notional principal amounts are not actually exchanged.

Wealth Management

Wealth assets under management and wealth assets under administration are not carried as assets on the Company's consolidated balance sheets. The Company provides a wide range of wealth management services, including investment management, brokerage, annuities, trust, and 401(k) administration.

Wealth assets under management and wealth assets under administration amounted to $891.5 million and $198.6 million, respectively, at December 31, 2022, representing decreases of $150.0 million, or 14%, and $59.3 million, or 23%, respectively, compared to December 31, 2021. The decreases in wealth assets under management and wealth assets under administration were attributable primarily to declines in market values during the year ended December 31, 2022.

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, additional information related to the net interest margin sensitivity analysis is contained in Item 7A of this Form 10-K below and other maturity and repricing information of the Company's interest rate-sensitive assets and liabilities is contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K under the heading "Financial Condition" in this report.

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

ACL for Available-for-Sale Securities

There are inherent risks associated with the Company's investment activities that could adversely impact the fair value and the ultimate collectability of the Company's investments. The Company primarily invests in debt securities. At December 31, 2022, the Company also held immaterial amounts of equity securities and FHLB stock.

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

At December 31, 2022, based on the Company's qualitative analysis, goodwill was deemed not to be impaired.

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

The Company can be subject to margin compression depending on the economic environment, the shape of the yield curve and a mismatch in timing for yield changes on interest-earning assets and interest-bearing liabilities. Generally, the Company's margin generally performs better over time in a rising rate environment, while it decreases in a declining rate environment and when the yield curve is flattening or inverted.

In a flattening yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest-earning assets narrows. Under this scenario, the degree of margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the Prime Lending Rate may initially result in the Company's asset yields re-pricing more quickly than funding costs.

In an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario. However, the extent of the impact on margin is highly dependent on the Company's balance sheet mix.

In a declining rate environment, margin compression will eventually occur when the yield on interest-earning assets decreases more than funding costs. The primary causes would be the impact of interest rate decreases (including decreases in the Prime Lending Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Lending Rate.

In 2022, the Federal Reserve Bank increased the Prime Lending Rate 425 basis points and the Company’s net interest margin benefited as increases in asset yields exceeded increases in the costs of funds, which often lag asset yield increases over the short term in a rising rate environment. Absent further increases in the Prime Lending Rate and assuming a static balance, future increases in the cost of funds may exceed increases in asset yields and reduce net interest margin.

Refer to the heading "Results of Operations" contained within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion of margin.

The table below summarizes the results from the Company’s net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, assuming a static balance sheet for a 24-month period at December 31, 2022, 2021 and 2020.

As shown in the table, the Company's net interest income sensitivity has decreased at December 31, 2022 compared to December 31, 2021 and 2020, resulting primarily from a decrease in the Company’s net short-term liquidity, which is defined as interest-earning deposits in banks less short-term wholesale borrowings consisting of brokered deposits and FHLB borrowings, and an increase in loans originated with slightly longer initial fixed terms.

Additionally, in the 200 and 400 basis point rising rate scenarios noted, net interest income is projected to increase in the first 24 months primarily due to loan yields increasing more significantly than funding costs. In the declining rate scenario noted, net interest income is projected to decrease as funding costs do not decline as significantly as asset yields. Additionally, the percentage change is lower in the declining rate scenario at December 31, 2022 partially due to deposit rates being higher, allowing for a larger decline in interest expense compared to December 31, 2021 and 2020.

(Dollars in thousands, except for percentage data)	December 31, 2022	December 31, 2021	December 31, 2020
Net short-term liquidity	$227,472	$397,525	$133,377

Changes in interest rates	Percentage Change	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	1.20%	9.73%	6.40%
Rates Rise 200 Basis Points	0.45%	5.37%	3.57%
Rates Unchanged	—%	—%	—%
Rates Decline 200 Basis Points	(5.34)%	(9.54)%	(7.17)%

Item 8.Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share data)	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$36,901	$33,572
Interest-earning deposits with banks	230,688	403,004
Total cash and cash equivalents	267,589	436,576
Investments:
Debt securities at fair value (amortized cost of $940,227 and $950,523, respectively)	816,102	956,430
Equity securities at fair value	4,269	1,785
Total investment securities at fair value	820,371	958,215
Federal Home Loan Bank ("FHLB") stock	2,343	2,164
Loans:
Total loans	3,180,518	2,920,684
Allowance for credit losses	(52,640)	(47,704)
Net loans	3,127,878	2,872,980
Premises and equipment, net	44,228	44,689
Lease right-of-use asset	24,923	24,295
Accrued interest receivable	17,117	13,354
Deferred income taxes, net	51,981	19,644
Bank-owned life insurance	64,156	62,954
Prepaid income taxes	683	279
Prepaid expenses and other assets	11,408	7,013
Goodwill	5,656	5,656
Total assets	$4,438,333	$4,447,819
Liabilities and Shareholders' Equity
Liabilities
Deposits	$4,035,806	$3,980,239
Borrowed funds	3,216	5,479
Subordinated debt	59,182	58,979
Lease liability	24,415	23,627
Accrued expenses and other liabilities	31,442	31,063
Accrued interest payable	2,005	1,537
Total liabilities	4,156,066	4,100,924
Commitments and Contingencies
Shareholders' Equity
Preferred stock $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,133,516 and 12,038,382 shares issued and outstanding, respectively	121	120
Additional paid-in capital	103,793	100,352
Retained earnings	274,560	241,761
Accumulated other comprehensive income	(96,207)	4,662
Total shareholders' equity	282,267	346,895
Total liabilities and shareholders' equity	$4,438,333	$4,447,819

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2022	2021	2020
Interest and dividend income:
Loans and loans held for sale	$135,934	$133,208	$131,091
Investment securities	18,965	15,143	13,347
Other interest-earning assets	6,014	682	402
Total interest and dividend income	160,913	149,033	144,840
Interest expense:
Deposits	5,711	3,922	11,599
Borrowed funds	52	60	606
Subordinated debt	3,352	3,495	2,501
Total interest expense	9,115	7,477	14,706
Net interest income	151,798	141,556	130,134
Provision for credit losses	5,800	1,770	12,499
Net interest income after provision for credit losses	145,998	139,786	117,635
Non-interest income:
Wealth management fees	6,533	6,787	5,815
Deposit and interchange fees	8,196	6,971	6,426
Income on bank-owned life insurance, net	1,202	821	587
Net (losses) gains on sales of debt securities	(1,973)	128	227
Net gains on sales of loans	30	833	1,409
Net gain on sale of OREO	—	1,126	—
Net gain on sale of insurance commissions	2,034	—	—
Loss on termination of swaps	—	(1,847)	—
Gain (loss) on equity securities	(514)	246	(44)
Other income	2,954	3,042	2,827
Total non-interest income	18,462	18,107	17,247
Non-interest expense:
Salaries and employee benefits	72,120	66,633	61,580
Occupancy and equipment expenses	9,299	9,650	8,546
Technology and telecommunications expenses	10,735	10,574	9,197
Advertising and public relations expenses	2,758	2,373	2,151
Audit, legal and other professional fees	2,949	2,347	2,273
Deposit insurance premiums	1,783	1,910	2,124
Supplies and postage expenses	912	819	898
Loss on extinguishment of subordinated debt	—	713	—
Other operating expenses	7,758	7,116	6,485
Total non-interest expense	108,314	102,135	93,254
Income before income taxes	56,146	55,758	41,628
Provision for income taxes	13,430	13,587	10,172
Net income	$42,716	$42,171	$31,456

Basic earnings per share	$3.53	$3.51	$2.64
Diluted earnings per share	$3.52	$3.50	$2.64

Basic weighted average common shares outstanding	12,103,033	12,005,838	11,897,813
Diluted weighted average common shares outstanding	12,149,777	12,051,293	11,919,508

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2022	2021	2020
Net income	$42,716	$42,171	$31,456
Other comprehensive (loss) income, net of taxes:
Net change in fair value of debt securities	(100,869)	(19,554)	13,706
Net change in fair value of cash flow hedges	—	2,023	(2,023)
Total other comprehensive (loss) income, net	(100,869)	(17,531)	11,683
Total comprehensive (loss) income, net	$(58,153)	$24,640	$43,139

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2022, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2019	11,825,331	$118	$94,170	$191,843	$10,510	$296,641
Net income				31,456		31,456
Other comprehensive income, net					11,683	11,683
Common stock dividend declared ($0.70 per share)				(8,322)		(8,322)
Common stock issued under dividend reinvestment plan	50,506	—	1,217			1,217
Common stock issued, other	3,816	—	91			91
Stock-based compensation, net	65,417	1	1,871			1,872
Net settlement for employee taxes on restricted stock and options	(8,315)	—	(233)			(233)
Stock option exercised, net	1,040	—	21			21
Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				42,171		42,171
Cumulative effect adjustment for CECL adoption				(6,510)		(6,510)
Other comprehensive loss, net					(17,531)	(17,531)
Common stock dividend declared ($0.74 per share)				(8,877)		(8,877)
Common stock issued under dividend reinvestment plan	36,651	—	1,250			1,250
Common stock issued, other	1,766	—	59			59
Stock-based compensation, net	63,329	1	2,093			2,094
Net settlement for employee taxes on restricted stock and options	(10,029)	—	(346)			(346)
Stock options exercised, net	8,870	—	159			159
Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				42,716		42,716
Other comprehensive loss, net					(100,869)	(100,869)
Common stock dividend declared ($0.82 per share)				(9,917)		(9,917)
Common stock issued under dividend reinvestment plan	40,640	—	1,396			1,396
Common stock issued, other	1,378	—	47			47
Stock-based compensation, net	59,338	1	2,313			2,314
Net settlement for employee taxes on restricted stock and options	(11,713)	—	(433)			(433)
Stock options exercised, net	5,491	—	118			118
Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$42,716	$42,171	$31,456
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,800	1,770	12,499
Depreciation and amortization	7,036	7,809	6,784
Stock-based compensation expense	2,316	2,060	1,905
Income on bank-owned life insurance, net	(1,202)	(821)	(587)
Net losses (gains) on sales of debt securities	1,973	(128)	(227)
Net losses (gains) on equity securities	514	(246)	44
Mortgage loans originated for sale	(1,263)	(29,123)	(59,570)
Proceeds from mortgage loans sold	1,293	30,327	61,209
Net gains on sales of loans	(30)	(833)	(1,409)
Net gains on sales of OREO	—	(1,126)	—
Loss on termination of swaps	—	1,847	—
Changes in:
Net (increase) decrease in other assets	(11,322)	9,324	(16,997)
Net increase (decrease) in other liabilities	169	(798)	5,223
Net cash provided by operating activities	48,000	62,233	40,330
Cash flows from investing activities:
Proceeds from sales of debt securities	69,620	3,059	5,907
Purchase of debt securities	(145,868)	(491,213)	(145,319)
Proceeds from maturities, calls and pay-downs of debt securities	82,834	87,347	77,534
Net purchases of equity securities	(2,998)	(793)	(323)
Net purchases of FHLB capital stock	(179)	(259)	2,579
Net (increase) decrease in loans	(260,073)	146,812	(509,949)
Additions to premises and equipment, net	(4,838)	(4,187)	(6,679)
Proceeds from OREO sales	—	3,526	—
Purchase of bank-owned life insurance	—	(30,770)	—
Net cash used in investing activities	(261,502)	(286,478)	(576,250)
Cash flows from financing activities:
Net increase in deposits	55,567	428,976	764,533
Net (decrease) increase in borrowed funds	(2,263)	705	(91,399)
Repayment of subordinated debt	—	(15,600)	—
Loss on extinguishment of subordinated debt	—	713	—
Proceeds from the issuance of subordinated debt	—	—	60,000
Cash dividends paid, net of dividend reinvestment plan	(8,521)	(7,627)	(7,105)
Proceeds from issuance of common stock	47	59	91
Net settlement for employee taxes on restricted stock and options	(433)	(346)	(233)
Net proceeds from stock option exercises	118	159	21
Net cash provided by financing activities	44,515	407,039	725,908

Net (decrease) increase in cash and cash equivalents	(168,987)	182,794	189,988
Cash and cash equivalents at beginning of year	436,576	253,782	63,794
Cash and cash equivalents at end of year	$267,589	$436,576	$253,782
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
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

The Bank's subsidiaries include Enterprise Wealth Services, LLC, organized under the laws of the State of Delaware, to offer non-deposit investment products and services. In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At December 31, 2022, the Company had 27 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts and Southern Hillsborough and Southern Rockingham counties in New Hampshire.

Through the Bank and its subsidiaries, the Company offers a range of commercial, residential and consumer loan products, deposit products and cash management services, electronic and digital banking options. The Company also provides a range of wealth management services. The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

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

The Company has evaluated subsequent events and transactions from December 31, 2022, through the filing date of this Annual Report on Form 10-K with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

(b) Uses of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. These assumptions and estimates affect the reported values of assets and liabilities as of the balance sheet dates and income and expenses for the years then ended. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used be incorrect or change over time due to changes in circumstances. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the consolidated financial statements and results of operations in future periods. The most significant areas in which management applies critical assumptions and estimates are the estimates of the allowance for credit losses for loans and available for sale securities, the reserve for unfunded commitments, and the impairment review of goodwill, which are each discussed below.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

Management regularly reviews its holdings of FHLB stock for impairment, and as of December 31, 2022, the Company has determined that no allowance for credit losses on FHLB stock was necessary.

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

Net unrealized appreciation and depreciation on debt securities available-for-sale, net of applicable income taxes, are recorded in the Company's Consolidated Statement of Comprehensive Income as a component of "Accumulated other comprehensive (loss) income." The net unrealized gain or loss in the Company's debt security portfolio fluctuates as market interest rates rise and fall. Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The unrealized gains or losses on debt securities will also decline as the securities approach maturity.

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

ACL for Available-for-Sale Securities Methodology

In accordance with Accounting Standards Codification (ASC) "Financial Instruments—Credit Losses (Topic 326), the Company's expected credit losses on available-for-sale debt securities are presented as an allowance rather than as a write-

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
down. The Company measures expected credit losses on available-for-sale securities based upon the unrealized gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position, the Company evaluates qualitative criteria to determine any expected loss unless the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of the amortized cost. In the latter two circumstances, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, and (4) structure of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses for available-for-sale securities would be recorded, with a related charge to earnings, limited by the difference of the amortized cost of the security to its fair value. The Company has elected to exclude accrued interest from the measurement of the allowance for credit losses for available-for-sale debt securities and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

At December 31, 2022, management performed its quarterly analysis of all securities with unrealized losses and determined that all were attributable to increases in market yields. Management concluded that no ACL for available-for-sale securities was considered necessary as of December 31, 2022.

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

ENTERPRISE BANCORP, INC.
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

(h) Credit Risk Management and ACL for Loans Methodology

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate. The credit risk management function focuses on a wide variety of factors and early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Company's Credit Department, an external loan review service, reviews by members of senior management as well as reviews by the Board's Loan Committee and the Board. This review includes the assessment of internal credit quality indicators such as, among others, the risk classification of loans, past due and non-accrual loans, individually evaluated and troubled debt restructured loans, and the level of foreclosure activity.

Credit Risk Management

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

Individually evaluated adversely classified loans will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the borrower must demonstrate the ability to continue to service the loan in accordance with the original or modified terms and, in the judgment of management, the collectability of the remaining balances, both principal and interest, are reasonably assured.
A specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

ACL for Loans Methodology

In accordance with ASC "Financial Instruments—Credit Losses (Topic 326)," the CECL methodology requires early recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, which for the Company is primarily the loan portfolio. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, which are not unconditionally cancellable. Additionally, the Company has elected to continue to present the accrued interest receivable balance on loans separate from amortized costs, exclude accrued interest from the measurement of the allowance for credit losses for loans and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

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

In making its assessment on the adequacy of the ACL for loans, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

Loans individually evaluated

For loans that are individually evaluated, management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest-rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Reserve for unfunded commitments

The reserve for unfunded commitments is included in the line item "Accrued expenses and other liabilities" on the Company’s Consolidated Balance Sheets. Management applies the CECL methodology to off-balance sheet commitments in a manner consistent with on balance sheet pass-rated loans. Additionally, the estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

At December 31, 2022, based on the Company's quantitative analysis, goodwill was deemed not impaired.

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

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. On the date the derivative instrument is entered into, the Company designates whether the derivative is part of a hedging relationship (i.e., cash flow or fair value hedge). The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Fair value hedges are considered a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk. For derivatives designated and qualifying as fair value hedges, changes in the fair value are recognized in earnings.

Cash flow hedges are considered a hedge of the exposure to the variability in expected future cash flows, or other types of forecasted transactions. For derivatives designated and qualifying as cash flow hedges, changes in the fair value of derivative instruments that are highly effective are recorded in other comprehensive income (loss), net of tax and subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings. Any hedge ineffectiveness is recognized directly in earnings.

For derivative instruments not designated as hedging instruments, such as back-to-back interest rate swaps and risk participation agreements, changes in fair value are recognized in earnings.

See Note 9, "Derivatives and Hedging Activities," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information on the Company's derivative and hedging activities.
(q) Revenue Recognition

Interest and dividend income (primarily loan interest income from customers) are our primary sources of revenue and are outside of the scope of ASC 606, "Revenue from Contracts with Customers," and are accounted for under other ASC topics. The core principles of this standard require an entity to recognize revenue on the transfer of goods and services to customers as performance obligations are satisfied.

The primary areas of income for the Company within the scope of ASC 606 are wealth management fees and deposit and interchange fees which are components of non-interest income on the Company's Consolidated Statements of Income and are discussed below.

Wealth management fees consist of income generated through our wealth management services. Wealth management income is generated primarily by managing customers' financial assets. Revenue is recognized as our performance obligation is completed each month. Revenue earned through our wealth services platform is generated through a third-party arrangement to refer, manage and service customers. For new sales and referrals along with transactional type charges, the performance obligation is based on a point in time and the payment is received and revenue is recognized in the same month as the revenue generating activity. For managing and servicing customers, revenue is recognized when our performance obligation is completed each month.

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

(r) Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended (the "2016 Plan"). The 2016 Plan permits the Board to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, and to non-employee directors and consultants. The 2016 Plan also allows for newly issued shares of common stock to be issued without restrictions to officers and other employees, and non-employee directors and consultants.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2022, 442,051 common shares remained available for future grants under the 2016 Plan. Awards previously granted under an earlier, now expired plan remain outstanding and may be exercised through 2028.

Under terms of the 2016 Plan, option exercised and restricted stock awards vested may be net settled to cover payment for option costs and employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. In accordance with Massachusetts law, shares reacquired by the Company will be treated as authorized but unissued shares.

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

See Note 14, "Stock-Based Compensation," to the Company's consolidated financial statements of this Form 10-K, contained below, for further information on the Company's stock incentive plans and terms of outstanding awards and the Company's stock-based compensation.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

(u) Reporting Comprehensive Income

Comprehensive income is defined as all changes to shareholders' equity except investments by and distributions to shareholders. Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income. The Company's other comprehensive income components are the changes in fair value of debt securities and cash flow hedges, both net of income taxes. Pursuant to GAAP, the Company initially excludes the unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when circumstances warrant.

When debt securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "Non-interest income" subheading on the line item "Net gains (losses) on sales of available-for-sale debt securities" and the related income tax expense is included in the line item "Provision for income taxes."

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

(v) Dividends

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

(w) Recent Accounting Pronouncements

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(2)Investment Securities

As of December 31, 2022, and 2021, the investment portfolio was comprised primarily of debt securities, with a small portion of the investment portfolio invested in equity securities.

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,014	$—	$37	$4,977
U.S. treasury securities	45,942	—	2,691	43,251
Federal agency CMO	474,777	3	67,798	406,982
Federal agency MBS	24,172	27	3,178	21,021
Taxable municipal securities	287,435	29	48,187	239,277
Tax-exempt municipal securities	84,457	66	870	83,653
Corporate bonds	6,480	—	186	6,294
Subordinated corporate bonds	11,950	—	1,303	10,647
Total debt securities, at fair value	$940,227	$125	$124,250	$816,102

	2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$62,850	$—	$684	$62,166
Federal agency CMO	489,789	5,672	8,748	486,713
Federal agency MBS	22,794	517	417	22,894
Taxable municipal securities	272,507	5,607	2,264	275,850
Tax-exempt municipal securities	87,024	5,648	—	92,672
Corporate bonds	8,559	441	—	9,000
Subordinated corporate bonds	7,000	135	—	7,135
Total debt securities, at fair value	$950,523	$18,020	$12,113	$956,430
At December 31, 2022, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were primarily attributable to significant increases in market interest rates experienced during 2022. Management concluded that no ACL for available-for-sale securities was necessary as of December 31, 2022 and anticipates they will mature or be called at par value.

Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company’s Consolidated Balance Sheets, amounted to $4.0 million and $3.2 million at December 31, 2022 and December 31, 2021, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at December 31, 2022 and 2021:

	2022
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,977	$37	$—	$—	$4,977	$37	1
U.S. treasury securities	2,878	109	40,374	2,582	43,252	2,691	6
Federal agency CMO	164,391	13,004	233,051	54,794	397,442	67,798	102
Federal agency MBS	9,923	797	9,165	2,381	19,088	3,178	11
Taxable municipal securities	93,345	10,411	144,903	37,776	238,248	48,187	273
Tax-exempt municipal securities	66,277	870	—	—	66,277	870	112
Corporate bonds	6,294	186	—	—	6,294	186	31
Subordinated corporate bonds	6,206	743	4,440	560	10,646	1,303	6
Total temporarily impaired debt securities	$354,291	$26,157	$431,933	$98,093	$786,224	$124,250	542

	2021
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$62,166	$684	$—	$—	$62,166	$684	9
Federal agency CMO	266,313	6,627	51,281	2,121	317,594	8,748	43
Federal agency MBS	11,447	417	—	—	11,447	417	2
Taxable municipal securities	117,388	2,023	6,727	241	124,115	2,264	118
Total temporarily impaired debt securities	$457,314	$9,751	$58,008	$2,362	$515,322	$12,113	172

The contractual maturity distribution at December 31, 2022 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$43,339	$42,198
Due after one, but within five years	138,786	133,768
Due after five, but within ten years	309,466	260,922
Due after ten years	448,636	379,214
Total debt securities	$940,227	$816,102

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $157.3 million at December 31, 2022, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $804.2 million and $949.3 million at December 31, 2022 and 2021, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Sales of debt securities, for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

(Dollars in thousands)	2022	2021	2020
Amortized cost of debt securities sold(1)	$71,593	$2,931	$5,680
Gross realized gains on sales	1,061	128	227
Gross realized losses on sales	(3,034)	—	—
Total proceeds from sales of debt securities	$69,620	$3,059	$5,907
__________________________________________
(1)     Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Tax-exempt interest earned on the municipal securities portfolio was $3.4 million for the years ended December 31, 2022 and 2021, and $3.5 million for the year ended December 31, 2020.

The average balance of tax-exempt investments was $86.0 million and $87.8 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Equity Securities

As of December 31, 2022, the Company held equity securities with a fair value of $4.3 million, compared to $1.8 million at December 31, 2021. At December 31, 2022, the equity securities portfolio consisted of investments market index funds and common stock of entities in the financial services industry. Included in the equity securities portfolio were mutual funds with a fair value of $1.4 million and $924 thousand at December 31, 2022 and December 31, 2021, respectively, held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities at December 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	2022	2021
Net (losses) gains recognized during the period on equity securities	$(514)	$246
Less: Net (losses) gains realized on equity securities sold during the period	(17)	57
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$(497)	$189

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(3)    Loans

Loan Portfolio Classifications

Major classifications of loans at amortized cost at the periods indicated were as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commercial real estate	$1,921,410	$1,680,792
Commercial and industrial(1)	414,490	412,070
Commercial construction	424,049	410,443
SBA PPP(1)	—	71,502
Total commercial loans	2,759,949	2,574,807

Residential mortgages	332,632	256,940
Home equity	79,807	80,467
Consumer	8,130	8,470
Total retail loans	420,569	345,877
Total loans	3,180,518	2,920,684

Allowance for credit losses	(52,640)	(47,704)
Net loans	$3,127,878	$2,872,980
____________________________________________
(1)    PPP loans outstanding at December 31, 2022 of $2.2 million were transferred to the commercial and industrial portfolio.

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $5.2 million, including $34 thousand of deferred PPP fees, at December 31, 2022 and $7.5 million, including $2.4 million of deferred PPP fees, at December 31, 2021. Accrued interest receivable on loans amounted to $13.1 million and $10.2 million at December 31, 2022 and December 31, 2021, respectively, and was included in the "Accrued interest receivable" line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $94.8 million at December 31, 2022 and $62.6 million at December 31, 2021. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

At December 31, 2022, the majority of PPP loans outstanding are no longer expected to be forgiven by the SBA. The Company expects that loans that were originated under the PPP and remained outstanding at December 31, 2022 will be repaid as agreed with any remaining balance guaranteed by the SBA.

Related Party Loans

As of December 31, 2022 and 2021, the outstanding loan balances to directors, officers, principal shareholders, and their associates were $33.5 million and $37.7 million, respectively. All loans to these related parties were current and accruing as of those dates. Unadvanced portions of lines of credit available to these individuals were $12.5 million and $14.5 million, as of December 31, 2022 and 2021, respectively. During 2022, new loans and net increases in loan balances or lines of credit under existing commitments of $5.2 million were made and principal pay-downs of $11.4 million were received. During 2021, new loans and net increases in loan balances or lines of credit under existing commitments of $2.1 million were made and principal pay-downs of $21.8 million were received.

Loans serviced for others

At December 31, 2022 and 2021, the Company was servicing residential mortgage loans owned by investors amounting to $8.9 million and $10.4 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $59.1 million and $66.7 million at December 31, 2022 and 2021, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commercial real estate	$113,830	$143,056
Residential mortgages	309,023	235,744
Home equity	39,724	5,055
Total loans pledged to FHLB	$462,577	$383,855

Tax-Exempt Interest

Tax-exempt interest earned on qualified commercial loans was $1.7 million for the year ended December 31, 2022, $1.8 million for the year ended December 31, 2021 and $2.0 million for the year ended and December 31, 2020. Average tax-exempt loan balances were $63.9 million and $54.5 million for the years ended December 31, 2022 and 2021, respectively.

(4)    Credit Risk Management and ACL for Loans
On January 1, 2021, the Company adopted CECL under the modified retrospective approach. Upon adoption, the Company recorded a reduction to retained earnings of $6.5 million, net of $2.5 million in deferred income taxes. The ACL for loans increased by $6.6 million and the reserve for unfunded commitments (included in other liabilities) increased by $2.4 million.

See item (g) "Loans" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company's loan accounting policies, Credit Risk monitoring, and ACL methodology.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at December 31, 2022
	Term Loans By Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$391,515	$381,771	$204,125	$218,664	$114,175	$577,354	$1,347	$200	$1,889,151
Special mention	—	—	—	507	2,041	16,248	—	—	18,796
Substandard	—	289	—	1,160	1,404	10,610	—	—	13,463
Total commercial real estate	391,515	382,060	204,125	220,331	117,620	604,212	1,347	200	1,921,410

Commercial and industrial(1)
Pass	59,824	53,059	33,027	29,293	13,364	43,724	171,670	3,235	407,196
Special mention	—	—	—	11	66	278	3,132	—	3,487
Substandard	—	19	—	8	138	325	2,964	353	3,807
Total commercial and industrial	59,824	53,078	33,027	29,312	13,568	44,327	177,766	3,588	414,490

Commercial construction
Pass	151,107	169,549	35,651	31,189	7,729	3,379	19,778	1,473	419,855
Special mention	—	—	—	3,900	—	—	—	—	3,900
Substandard	—	294	—	—	—	—	—	—	294
Total commercial construction	151,107	169,843	35,651	35,089	7,729	3,379	19,778	1,473	424,049

Residential mortgages
Pass	112,804	73,955	49,549	20,140	18,799	54,620	—	—	329,867
Special mention	—	—	—	—	—	325	—	—	325
Substandard	—	—	—	1,060	—	1,380	—	—	2,440
Total residential mortgages	112,804	73,955	49,549	21,200	18,799	56,325	—	—	332,632

Home equity
Pass	328	596	456	345	—	1,220	75,324	1,054	79,323
Substandard	—	273	—	—	—	211	—	—	484
Total home equity	328	869	456	345	—	1,431	75,324	1,054	79,807

Consumer
Pass	3,144	1,852	1,063	1,045	606	420	—	—	8,130
Total consumer	3,144	1,852	1,063	1,045	606	420	—	—	8,130
Total loans	$718,722	$681,657	$323,871	$307,322	$158,322	$710,094	$274,215	$6,315	$3,180,518

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

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
________________________
(1)All SBA PPP loans were pass-rated at December 31, 2022 and December 31, 2021, as these loans are 100% guaranteed by the SBA. At December 31, 2022, PPP loans outstanding were transferred to the commercial and industrial portfolio.

The total amortized cost basis of adversely classified loans amounted to $47.0 million, or 1.48% of total loans, at December 31, 2022, and $61.0 million, or 2.09% of total loans, at December 31, 2021.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Past due and non-accrual loans

The following table presents an age analysis of past due loans by portfolio classification as of the date indicated:

	Balance at December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,818	$1,268	$1,631	$5,717	$1,915,693	$1,921,410
Commercial and industrial	786	39	217	1,042	413,448	414,490
Commercial construction	412	—	294	706	423,343	424,049
SBA PPP	—	—	—	—	—	—
Residential mortgages	1,119	55	149	1,323	331,309	332,632
Home equity	163	—	73	236	79,571	79,807
Consumer	21	—	—	21	8,109	8,130
Total loans	$5,319	$1,362	$2,364	$9,045	$3,171,473	$3,180,518

	Balance at December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,917	$—	$1,719	$3,636	$1,677,156	$1,680,792
Commercial and industrial	564	678	194	1,436	410,634	412,070
Commercial construction	—	—	—	—	410,443	410,443
SBA PPP	162	19	—	181	71,321	71,502
Residential mortgages	182	—	432	614	256,326	256,940
Home equity	45	—	—	45	80,422	80,467
Consumer	7	27	—	34	8,436	8,470
Total loans	$2,877	$724	$2,345	$5,946	$2,914,738	$2,920,684
_______________________________________
(1)The loan balances in the table above include loans designated as non-accrual despite their payment due status.

At December 31, 2022 and December 31, 2021, non-accrual loans included all loans past due 90 days or more, in addition to those loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal that have also been designated as non-accrual, despite their payment due status.

The following table presents the amortized cost of non-accrual loans (including TDR loans) by portfolio classification as of the date indicated:

	Balance at December 31, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$3,355	$2,317	$1,038	$298
Commercial and industrial	730	348	382	382
Commercial construction	294	294	—	—
SBA PPP	—	—	—	—
Residential mortgages	1,532	1,532	—	—
Home equity	211	211	—	—
Consumer	—	—	—	—
Total loans	$6,122	$4,702	$1,420	$680

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

	Balance at December 31, 2021
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$22,870	$7,144	$15,726	$896
Commercial and industrial	1,542	1,337	205	185
Commercial construction	1,045	1,045	—	—
SBA PPP	—	—	—	—
Residential mortgages	794	633	161	161
Home equity	246	246	—	—
Consumer	25	—	25	25
Total loans	$26,522	$10,405	$16,117	$1,267

The ratio of non-accrual loans to total loans amounted to 0.19% and 0.91% at December 31, 2022 and December 31, 2021, respectively. The decline in non-accrual loans at December 31, 2022 compared to December 31, 2021 was due primarily to two commercial relationships that were returned to accrual status due to improved financial strength and consistent payment history.

Non-accrual loans that were not adversely classified were immaterial at December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022 and December 31, 2021, additional funding commitments for non-accrual loans were not material.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2022	2021	2020
Income that would have been recognized if non-accrual loans had been current	$1,083	$2,028	$1,946
Less income recognized	1,050	633	472
Reduction in interest income	$33	$1,395	$1,474

Collateral dependent loans

The carrying value of collateral dependent loans amounted to $25.2 million at December 31, 2022 compared to $34.6 million at December 31, 2021. Total accruing collateral dependent loans amounted to $19.5 million, while non-accrual collateral dependent loans amounted to $5.7 million as of December 31, 2022. As of December 31, 2021, total accruing collateral dependent loans amounted to $8.4 million while non-accrual collateral dependent loans amounted to $26.2 million.

Loans that have been individually evaluated and repayment is expected substantially from the operations or ultimate sale of the underlying collateral are deemed to be collateral dependent loans. Collateral dependent loans are adversely classified loans. These loans may be accruing or on non-accrual status. Collateral dependent loans are carried at the lower of the recorded investment in the loan or the estimated fair value. Underlying collateral will vary by type of loan, as discussed below.
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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Residential mortgage loans and home equity lines may be secured by one-to-four family residential properties serving as the borrower's primary residence, or as vacation homes or investment properties.

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

The following table presents the recorded investment in collateral dependent individually evaluated loans (including TDR loans) and the related specific allowance by portfolio allocation as of the date indicated:

	Balance at December 31, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$24,530	$21,916	$20,878	$1,038	$298
Commercial and industrial	3,210	863	863	—	—
Commercial construction	294	294	294	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	2,096	1,914	1,914	—	—
Home equity	386	211	211	—	—
Consumer	—	—	—	—	—
Total	$30,516	$25,198	$24,160	$1,038	$298

	Balance at December 31, 2021
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$29,562	$27,617	$11,891	$15,726	$896
Commercial and industrial	8,880	4,699	4,191	508	128
Commercial construction	1,181	1,045	1,045	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	1,165	1,033	1,033	—	—
Home equity	347	246	246	—	—
Consumer	—	—	—	—	—
Total	$41,135	$34,640	$18,406	$16,234	$1,024

The Company's obligation to fulfill the additional funding commitments on individually evaluated loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2022 and December 31, 2021, additional funding commitments for individually evaluated collateral dependent loans were not material.

Troubled debt restructurings

Total TDR loans as of December 31, 2022 amounted to $8.4 million compared to $16.4 million at December 31, 2021. At December 31, 2022 and December 31, 2021, TDR loans on accrual status amounted to $6.0 million and $8.6 million, respectively, and TDR loans included in non-accrual loans amounted to $2.4 million and $7.8 million, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At December 31, 2022 and December 31, 2021, additional funding commitments for TDR loans were not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the periods indicated:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	6	$3,342	$2,563	3	$3,591	$3,267
Commercial and industrial	2	225	246	3	96	85
Commercial construction	—	—	—	—	—	—
SBA PPP	—	—	—	—	—	—
Residential mortgages	—	—	—	1	224	222
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	8	$3,567	$2,809	7	$3,911	$3,574

There were no subsequent charge-offs of new TDRs noted in the table above during the years ended 2022 and 2021.

Interest payments received on non-accruing 2022 and 2021 TDR loans which were applied to principal and not recognized as interest income were not material.

Payment defaults by portfolio classification, during the years indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Number of TDRs that Defaulted	Post-modification Outstanding Recorded Investment	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	3	$1,044	1	$663
Commercial and industrial	—	—	2	33
Total	3	$1,044	3	$696

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the periods indicated:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Number of Restructurings	Amount	Number of restructurings	Amount
Extended maturity date	—	$—	3	$71
Temporary payment reduction and payment re-amortization of remaining principal over extended term	—	—	2	885
Temporary interest-only payment plan	3	138	1	14
Other payment concessions	5	2,671	1	2,604
Total	8	$2,809	7	$3,574
Allowance for credit losses associated with TDR loans listed above		$298		$33

ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the years ended December 31 as indicated:

(Dollars in thousands)	2022	2021	2020
Provision for credit losses on loans	$5,175	$543	$12,499
Provision for unfunded commitments	625	1,227	—
Total provision for credit losses	$5,800	$1,770	$12,499

The allowance for credit losses amounted to $52.6 million and $47.7 million at December 31, 2022 and December 31, 2021, and the ACL for loans to total loans ratio was 1.66% and 1.63% at December 31, 2022 and December 31, 2021, respectively.

Changes in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

(Dollars in thousands)	2022	2021	2020
Balance at beginning of year	$47,704	$44,565	$33,614
CECL adjustment upon adoption	—	6,560	—
Provision	5,175	543	12,499
Recoveries	272	363	346
Less: Charge-offs	511	4,327	1,894
Balance at end of year	$52,640	$47,704	$44,565
The following tables present changes in the ACL for loans by portfolio classification, during the periods presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses for loans	4,967	(710)	(129)	850	157	40	5,175
Recoveries	—	242	—	—	11	19	272
Less: Charge-offs	250	210	—	—	—	51	511
Ending Balance at December 31, 2022	$36,564	$8,896	$3,961	$2,255	$633	$331	$52,640

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2020	$26,755	$9,516	$6,129	$1,530	$467	$168	$44,565
CECL adjustment upon adoption	7,664	1,988	(2,416)	(695)	(158)	177	6,560
Provision for credit losses for loans	(786)	408	272	570	85	(6)	543
Recoveries	39	139	105	—	71	9	363
Less: Charge-offs	1,825	2,477	—	—	—	25	4,327
Ending Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704

Reserve for unfunded commitments

The Company’s reserve for unfunded commitments amounted to $4.3 million as of December 31, 2022 and $3.7 million at December 31, 2021.

Other real estate owned ("OREO")

The Company carried no OREO at December 31, 2022 or December 31, 2021. During the years ended December 31, 2022 and 2020, there were no additions to or sales of OREO. During the year ended December 31, 2021, there was one addition to OREO, which was subsequently sold in the same year. For the years ended December 31, 2022, 2021 and 2020, there were no write-downs of OREO.

At December 31, 2022 and December 31, 2021, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5) Premises and Equipment

Premises and equipment at December 31, 2022, and 2021, are summarized as follows:

(Dollars in thousands)	2022	2021
Land and land improvements	$9,090	$9,090
Bank premises and leasehold improvements	56,266	53,857
Computer software and equipment	15,636	14,600
Furniture, fixtures, and equipment	25,118	23,734
Total premises and equipment, before accumulated depreciation	106,110	101,281

Less accumulated depreciation	(61,882)	(56,592)
Total premises and equipment, net of accumulated depreciation	$44,228	$44,689

Total depreciation expense related to premises and equipment amounted to $5.3 million, $6.2 million, and $5.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(6)    Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12-months or less and immaterial equipment leases have been excluded.

As of December 31, 2022, the Company had 16 active operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Lease expenses for the years ended December 31, 2022, 2021 and 2020 amounted to $1.6 million, $1.5 million and $1.3 million, respectively. Variable lease costs and short-term lease expenses included in lease expense during this period were immaterial.

The weighted average remaining lease term for operating leases at December 31, 2022 and 2021 was 29.4 years and 29.8 years, respectively. The weighted average discount rate was 3.51% and 3.48% at December 31, 2022 and 2021, respectively.

At December 31, 2022, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2023	$1,406
2024	1,435
2025	1,441
2026	1,452
2027	1,455
Thereafter	32,346
Total lease payments	$39,535
Less: Imputed interest	15,120
Total lease liability	$24,415

In addition, the Company currently collects rent through non-cancellable leases for a small portion of the overall square-footage within its Lowell, Massachusetts campus headquarters and at one of its branch locations. These leases are deemed immaterial.

(7)Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2022	2021
Non-interest checking	$1,361,588	$1,364,258
Interest-bearing checking	678,715	743,587
Savings	326,666	310,244
Money market	1,381,645	1,355,701
CDs $250,000 or less	187,758	154,403
CDs greater than $250,000	99,434	52,046
Deposits	$4,035,806	$3,980,239

The Company had no brokered deposits at December 31, 2022 or 2021. Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Essentially, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $589.7 million and $546.7 million at December 31, 2022 and December 31, 2021, respectively.

The aggregate amounts of overdrawn deposits that have been reclassified as loan balances were $490 thousand and $472 thousand at December 31, 2022 and 2021, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table presents the scheduled maturities of CDs as of December 31, of the years indicated:

(Dollars in thousands)	2022	2021
Due in less than twelve months	$227,658	$154,465
Due in over one year through two years	51,392	43,302
Due in over two years through three years	6,919	6,882
Due in over three years through four years	400	1,078
Due in over four years through five years	619	491
Due in over five years	204	231
Total CDs	$287,192	$206,449

(8)Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, for the years indicated are summarized as follows:

	2022		2021		2020
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
FHLB advances	$2,913	1.71%	$5,479	1.07%	$4,774	0.30%
Other borrowings	303	—%	—	—%	—	—%
Total borrowed funds	$3,216	1.55%	$5,479	1.07%	$4,774	0.30%

Subordinated debt	$59,182	5.66%	$58,979	5.54%	$73,744	5.69%

At December 31, 2022, 2021 and 2020, FHLB advances were comprised of term borrowings primarily related to specific lending projects under the FHLB's community development program. At December 31, 2022, "Other borrowings" consisted of a New Hampshire Business Finance Authority (the "NH BFA") borrowing under a New Hampshire community development program, currently a zero rate advance, linked to a commercial loan. The NH BFA program is design to encourage community development with a tiered rate of zero in year one, 50% of the customer's loan rate in year two and equivalent to the loan rate in year three and beyond.

At December 31, 2022, 2021 and 2020, the contractual maturity distribution of borrowed funds with the weighted average cost for each category is set forth below:

	2022		2021		2020
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Within 12 months	$—	—%	$2,485	0.29%	$4,316	0.33%
Over 5 years	3,216	1.55%	2,994	1.70%	458	—%

Maximum FHLB and other borrowings outstanding at any month-end period during 2022 was $4.2 million, $8.6 million for 2021 and $96.2 million for 2020.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated:

	Year ended December 31,
	2022		2021		2020
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$3,266	1.59%	$7,632	0.79%	$35,762	1.65%
FRB PPPLF advances	—	—%	—	—%	4,703	0.35%
Other borrowings	20	—%	—	—%	14	1.07%
Total borrowed funds	$3,286	1.58%	$7,632	0.79%	$40,479	1.50%

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
In the table above, the "Other borrowings" average balances represent term NH BFA advances or advances from the FRB discount window or correspondent banks, advanced as part of our annual test of these external funding facilities. In April 2020, the Company established access to the FRB’s PPPLF, which provided funding secured by the pledge of PPP loans. The FRB's PPPLF program expired on July 31, 2021.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company's investment portfolio not otherwise pledged and certain residential and commercial real estate loans. At December 31, 2022, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $780.0 million. In addition, based on qualifying corporate and municipal bond collateral, the Bank had the capacity to borrow funds from the FRB discount window up to approximately $305.0 million at December 31, 2022. The Bank also has pre-approved borrowing arrangements with large correspondent banks to provide overnight and short-term borrowing capacity.

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.2 million, and $59.0 million at December 31, 2022, and December 31, 2021, respectively. The debt consists of fixed-to-floating rate notes, due in 2030, and callable at the Company's option on or after July 15, 2025. The subordinated notes are intended to qualify as Tier 2 capital for regulatory purposes.

The subordinated notes pay interest at a fixed rate of 5.25% per annum through October 15, 2025, after which floating quarterly rates apply. Original debt issuance costs were $1.2 million and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the subordinated notes.

On March 31, 2021, the Company redeemed $15.0 million in notes that were due in 2030. The redemption was recorded as a loss on the extinguishment of subordinated debt in the amount of $713 thousand.

(9)Derivatives and Hedging Activities

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of December 31, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,777	$782
Interest-rate contracts - pay fixed, receive floating	7,777	782	—	—
Risk participation agreements sold	—	—	24,660	73
Total derivatives not subject to hedge accounting	$7,777	$782	$32,437	$855

	As of December 31, 2021
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$36,263	$528	$—	$—
Interest-rate contracts - pay fixed, receive floating	—	—	36,263	528
Total back-to-back interest-rate swaps	$36,263	$528	$36,263	$528
__________________________________________
(1)    Accrued interest balances related to the Company’s interest rate swaps are not included in the fair values above and are immaterial.
(2)    The assets and liabilities related to the pay fixed, receive floating interest-rate contracts are subject to a master netting agreement and are presented net in the Consolidated Balance Sheet.
The Company had no derivative fair value hedges at either December 31, 2022 or December 31, 2021.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Cash flow Hedges

In August 2021, the Company terminated three pay fixed, receive float interest rate swaps with notional values totaling $75.0 million resulting in a $1.8 million loss on termination of swaps, which was reported as a component of non-interest income. The Company terminated these interest-rate swaps and accelerated the reclassification of the loss from other comprehensive income to earnings as a result of hedged forecasted transactions becoming probable not to occur.

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

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at December 31, 2022 and ten at December 31, 2021. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the years ended December 31, 2022, December 31, 2021, or December 31, 2020.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. At December 31, 2022, all the back-to-back swaps with the counterparty were in asset positions and at December 31, 2021, all the back-to-back swaps with the counterparty were in liability positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company has entered into a risk participation agreement ("RPA") under which the Company has assumed the credit risk for a customer's performance under an interest-rate swap agreement between the customer and the counterparty. The Company is not a direct counterparty to the interest-rate swap and received fee income commensurate with the risk assumed from entering into the RPA. The RPA and the customer's loan are secured by the same collateral. At December 31, 2022, the notional amount of the risk participation agreements sold was $24.7 million.

Credit Risk

By using derivative financial instruments, the Company exposes itself to counterparty credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is mitigated by entering into transactions with highly rated counterparties that management believes to be creditworthy. Additionally, counterparty interest-rate swaps contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount.

The Company had one interest-rate swap counterparty that was rated A and A2 by Standard & Poor's and Moody's, respectively, at December 31, 2022. When the Company has credit risk exposure, cash collateral is posted by the counterparty. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets. At December 31, 2022, the Company had credit risk exposure relating to interest-rate swaps with counterparties of $782 thousand and counterparties posted cash collateral of $27 thousand. At December 31, 2021, the Company had no credit risk exposure relating to interest-rate swaps with counterparties and posted restricted cash collateral of $840 thousand.

Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
As of December 31, 2022, the fair value of derivatives related to these agreements was at a net asset position of $782 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of December 31, 2022, has not posted collateral related to these agreements.

Other Derivative Related Activity

The Company also participates in loans originated by third party banks, where the originating bank utilizes a back-to-back interest-rate swap structure; however, the Company is not a party to the swap agreements. Under the terms of the loan participations, the Company has accepted contingent liabilities that would only be realized if the swaps were terminated early and there were outstanding losses not covered by the underlying borrowers and the borrowers' pledged collateral. If applicable, the Company's swap-loss exposure would be equal to a percentage of the originating bank's swap loss based on the ratio of the Company's loan participation to the underlying loan. At both December 31, 2022 and December 31, 2021, the Company had one participation loan where the originating bank utilizes a back-to-back interest-rate swap structure. At December 31, 2022, management considers the risk of material swap loss exposure related to this participation loan to be unlikely based the borrower's financial and collateral strength.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At December 31, 2022 and December 31, 2021, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

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

Financial instruments with off-balance sheet credit risk at December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	2022	2021
Commitments to originate loans	$27,148	$38,653
Commitments to originate residential mortgages loans for sale	170	—
Commitments to sell residential mortgage loans	170	—
Letters of credit	25,081	23,164
Unadvanced portions of commercial real estate loans	43,938	22,035
Unadvanced portions of commercial loans and lines	629,531	565,921
Unadvanced portions of construction loans (commercial & residential)	409,803	325,348
Unadvanced portions of home equity lines	146,558	126,651
Unadvanced portions of consumer loans	4,059	4,263

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

ENTERPRISE BANCORP, INC.
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

(11)Comprehensive (Loss) Income

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year ended December 31, 2022			Year ended December 31, 2021
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$(132,005)	$29,782	$(102,223)	$(25,077)	$5,622	$(19,455)
Less: net security (losses) gains reclassified into non-interest income	(1,973)	619	(1,354)	128	(29)	99
Net change in fair value of debt securities	(130,032)	29,163	(100,869)	(25,205)	5,651	(19,554)

Change in fair value of cash flow hedges	—	—	—	378	(106)	272
Less: net cash flow hedges losses reclassified into interest expense	—	—	—	(2,436)	685	(1,751)
Net change in fair value of cash flow hedges	—	—	—	2,814	(791)	2,023

Total other comprehensive (loss) income, net	$(130,032)	$29,163	$(100,869)	$(22,391)	$4,860	$(17,531)

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Year ended December 31, 2022			Year ended December 31, 2021
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Accumulated other comprehensive income - beginning balance	$4,662	$—	$4,662	$24,216	$(2,023)	$22,193
Total other comprehensive (loss) income, net	(100,869)	—	(100,869)	(19,554)	2,023	(17,531)
Accumulated other comprehensive (loss) income - ending balance	$(96,207)	$—	$(96,207)	$4,662	$—	$4,662

(12)Shareholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of December 31, 2022 had 12,133,516 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-K.

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

Management believes, as of December 31, 2022, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2022 and December 31, 2021, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2022 and December 31, 2021 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
The Company
Total Capital to risk-weighted assets	$476,307	13.49%	$282,567	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	372,817	10.56%	211,926	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	372,817	8.10%	184,194	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	372,817	10.56%	158,944	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$475,668	13.47%	$282,567	8.00%	$353,209	10.00%
Tier 1 Capital to risk-weighted assets	431,359	12.21%	211,926	6.00%	282,567	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	431,359	9.37%	184,194	4.00%	230,243	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	431,359	12.21%	158,944	4.50%	229,586	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
The Company
Total Capital to risk-weighted assets	$435,328	13.73%	$253,610	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	336,577	10.62%	190,208	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	336,577	7.56%	177,978	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	336,577	10.62%	142,656	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$434,430	13.70%	$253,610	8.00%	$317,013	10.00%
Tier 1 Capital to risk-weighted assets	394,658	12.45%	190,208	6.00%	253,610	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	394,658	8.87%	177,978	4.00%	222,473	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	394,658	12.45%	142,656	4.50%	206,058	6.50%
__________________________________________
(1)    Before application of the capital conservation buffer of 2.50%. See discussion below.
(2)    For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.
The Company is subject to the Basel III capital ratio requirements, which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2022.

ENTERPRISE BANCORP, INC.
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

Dividends

For the year ended December 31, 2022, the Company declared $9.9 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 40,640 shares of the Company's common stock totaling $1.4 million. During the year ended December 31, 2021, the Company declared $8.9 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 36,651 shares of the Company's common stock totaling $1.3 million. In 2020, the Company declared $8.3 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 50,506 shares of the Company's common stock totaling $1.2 million. See "Shares Authorized and Share Issuance" above in this Note 12 of this Form 10-K for more information on the DRSPP, including the direct stock purchase component of the plan.

(13)Employee Benefit Plans

Defined Contribution Plans

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of an employee's contribution, as determined by the Compensation and Human Resources Committee of the Board of Directors, is matched by the Company. During the years ended December 31, 2022, 2021 and 2020 the Company's percentage match was 70% up to the first 6% contributed by the employee.

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

The Company's expense for the 401(k) plan match was $1.9 million, $1.7 million, and $1.6 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Additionally, the Company maintains the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan. The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
management employees. Total expenses for the deferred compensation plan were $787 thousand and $611 thousand for the years ended December 31, 2022 and 2021, respectively.

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

The amounts charged to expense for the SERP are included in the table below. The Company anticipates accruing an additional $64 thousand to the SERP for the year ending December 31, 2023.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,708	$1,923	$2,064
Net periodic benefit cost:
Interest cost	74	61	61
Actuarial loss (gain)	(86)	—	74
Net periodic benefit costs	$(12)	$61	$135

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$1,420	$1,708	$1,923

Funded status:
Accrued liability as of December 31	$(1,420)	$(1,708)	$(1,923)

Discount rate used for benefit obligation(1)	4.75%	3.25%	3.25%
__________________________________________
(1)Management utilizes the Moody's 20-year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

SERP benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)	Payments
2023	$276
2024	276
2025	276
2026	276
2027	275
2028-2032	284

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

The following table provides a reconciliation of the changes in the post-retirement supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,620	$2,631	$2,424
Net periodic benefit cost:
Service cost	(26)	(23)	(21)
Interest cost	105	83	87
Actuarial loss (gain)	(341)	(71)	141
Total net period cost	$(262)	$(11)	$207
Benefit obligation at end of year	$2,358	$2,620	$2,631

Funded status:
Accrued liability as of December 31	$(2,358)	$(2,620)	$(2,631)

Discount rate used for benefit obligation(1)	4.75%	3.25%	3.25%
__________________________________________
(1)    Management utilizes the Moody's 20-year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for supplemental life insurance are included in the table above. The Company anticipates accruing an additional $128 thousand to the plan for the year ending December 31, 2023.
(14)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended.

The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses. Total stock-based compensation expense was $2.3 million, $2.1 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020. The total tax benefit recognized related to the stock-based compensation expense was $651 thousand, $579 thousand, and $535 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.
Tax benefits associated with employee exercises and vesting of stock compensation amounted to $147 thousand and $85 thousand for the years ended December 31, 2022 and December 31, 2021, respectively, compared with a tax expense of $25 thousand for the year ended December 31, 2020.

ENTERPRISE BANCORP, INC.
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

The table below provides a summary of the stock options granted, including the weighted average fair value, the fair value as a percentage of the market value of the underlying stock at the date of grant and the average assumptions used in the model for the years indicated:

Stock Option Awards	2022	2021	2020
Stock options granted	17,060	17,580	24,208
Term in years	10	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	44%	37%
Expected dividend yield	3.05%	3.01%	3.43%
Expected life in years	6.5	6.5	6.5
Risk-free interest rate	2.20%	1.28%	1.02%
Weighted average market price on date of grants	$38.57	$32.73	$28.22
Per share weighted average fair value	$14.40	$11.95	$8.41
Fair value as a percentage of market value at grant date	37%	36%	30%

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

Stock option transactions during the year ended December 31, 2022 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2021	186,892	$25.10	4.9	$3,704
Granted	17,060	38.57
Exercised	6,327	22.64
Forfeited/Expired	376	32.45
Outstanding December 31, 2022	197,249	$26.33	4.4	$1,824

Vested and Exercisable at December 31, 2022	140,992	$23.67	3.0	$1,640

The intrinsic value of stock options vested and exercisable represents the total pretax value that would have been received by the stock option holders had all in-the-money vested stock option holders exercised their options on December 31, 2022. At December 31, 2022, 140,887 of the vested and exercisable stock options were in-the money.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Cash received from stock option exercises amounted to $118 thousand, $159 thousand, and $21 thousand during the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of stock options exercised amounted to $93 thousand, $173 thousand and $8 thousand during the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid by the Company for the net settlement of stock options to cover employee tax obligations amounted to $8 thousand and $16 thousand during the years ended December 31, 2022 and 2021, respectively. The Company made no such cash payments during the year ended December 31, 2020.

Stock option activity during the year ended December 31, 2022 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2021	58,689	$9.93
Granted	17,060	14.40
Vested	19,116	9.75
Forfeited	376	10.88
Unvested December 31, 2022	56,257	$11.34

The total fair value of stock options vested (based on grant date fair value) during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $186 thousand, $171 thousand, and $216 thousand, respectively.

Compensation expense recognized in association with the stock option awards amounted to $206 thousand, $187 thousand and $190 thousand for the years ended December 31, 2022, 2021 and 2020, respectively. The total tax benefit recognized related to the stock option expense was $58 thousand, $52 thousand and $53 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $377 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.5 years.

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

The table below provides a summary of restricted stock awards granted during the years indicated:

Restricted Stock Awards (number of underlying shares)	2022	2021	2020
Two-year vesting	8,823	8,109	8,295
Four-year vesting	22,147	24,307	26,015
Performance-based vesting	22,254	21,559	25,001
Total restricted stock awards	53,224	53,975	59,311

Weighted average grant date fair value	$38.57	$32.73	$28.22

The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding.

Upon vesting, restricted stock awards may be net settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. During the years ended December 31, 2022, 2021 and 2020 the Company paid $425 thousand, $330 thousand and $233 thousand, respectively, to net settle the vesting of restricted stock awards to cover employee tax obligations.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still effective.

The following table sets forth a summary of the activity for the Company's restricted stock awards:

	Restricted Stock	Weighted Average Grant Price Per Share
Unvested December 31, 2021	113,871	$30.61
Granted	53,224	38.57
Vested/released	58,930	30.33
Forfeited	1,507	34.48
Unvested December 31, 2022	106,658	$34.68

Stock-based compensation expense recognized in association with the restricted stock awards amounted to $1.9 million, $1.6 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total tax benefit recognized related to restricted stock award compensation expense was $522 thousand, $456 thousand and $402 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there remained $2.1 million of unrecognized compensation expense related to the restricted stock awards. That cost is expected to be recognized over the remaining weighted average vesting period of 2.1 years.

The total fair value of restricted stock awards vested (based on grant date fair value) during the years ended December 31, 2022, 2021 and 2020 was $1.8 million, $1.7 million and $1.3 million, respectively.

Stock in Lieu of Directors' Fees

In addition to the restricted stock awards discussed above, non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common in stock in lieu of cash compensation for attendance at Board and Board Committee meetings. These shares are valued based on the Company's average quarterly close and are issued in January of the following year.

Stock in lieu of directors' fees expense was $254 thousand for the year ended December 31, 2022, which represented 7,265 shares issued in January of 2023, compared to $252 thousand for the year ended December 31, 2021, which represented 7,375 shares issued in January of 2022, and $286 thousand for the year ended December 31, 2020, which represented 11,532 shares issued in January of 2021. The total tax benefit recognized related to the stock in lieu of directors' fees for meeting attendance was $71 thousand for both of the years ended December 31, 2022, 2021, and $80 thousand, for the year ended December 31, 2020.
(15) Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2022	2021	2020
Current expense:
Federal	$11,996	$10,786	$11,305
State	4,606	3,771	4,542
Total current expense	16,602	14,557	15,847
Deferred benefit:
Federal	(2,027)	(945)	(3,940)
State	(1,145)	(25)	(1,735)
Total deferred benefit	(3,172)	(970)	(5,675)

Total income tax expense	$13,430	$13,587	$10,172

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% for 2022, 2021 and 2020 to income before taxes as follows:

(Dollars in thousands)	2022	2021	2020
Computed income tax expense at statutory rate	$11,791	$11,709	$8,742
State income taxes, net of federal tax benefit	2,734	2,959	2,218
Tax-exempt income, net of disallowance	(804)	(832)	(865)
Bank-owned life insurance income, net	(252)	(172)	(123)
Tax (benefit) expense from stock compensation	(147)	(85)	25
Other	108	8	175
Total income tax expense	$13,430	$13,587	$10,172

Effective income tax rate	23.9%	24.4%	24.4%

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

(Dollars in thousands)	2022	2021
Deferred tax asset:
Allowance for Credit Losses	$15,822	$14,277
Depreciation	3,270	2,454
Net unrealized losses on equity securities	53	—
Net unrealized losses on debt securities	27,918	—
Supplemental employee retirement plans	932	794
Deferred compensation and benefits	3,042	2,799
Non-accrual interest	1,425	699
Stock-based compensation expense	389	667
Lease liability	6,781	6,562
Deferred fees on PPP loans	37	689
Other	1,347	820
Total	61,016	29,761

Deferred tax liability:
Goodwill	1,571	1,571
Net unrealized gains on equity securities	—	80
Net unrealized gains on debt securities	—	1,245
Deferred origination costs	616	612
Lease ROU asset	6,781	6,562
Other	67	47
Total	9,035	10,117

Net deferred tax asset	$51,981	$19,644

Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2022. However, factors beyond management's control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total income taxes during the years ended December 31, 2022, 2021 and 2020 of $17.0 million, $12.3 million and $17.7 million, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company did not have unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2022 or December 31, 2021. The Company is generally subject to examinations by taxing authorities for prior three tax years. In addition, the Company's income tax returns for the 2015 and 2016 tax years, as amended in 2019, are also subject to examination by taxing authorities.

The Company invests in qualified affordable housing projects as a limited partner. During the year ended December 31, 2022, the Company recognized $36 thousand in Federal Low Income Housing tax credits and $71 thousand for both of the years ended December 31, 2021 and 2020. As of December 31, 2022, there are no remaining tax credits related to these Federal Low Income Housing Tax Credit program expected to be realized.

(16)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years indicated:

	2022	2021	2020
Basic weighted average common shares outstanding	12,103,033	12,005,838	11,897,813
Dilutive shares	46,744	45,455	21,695
Diluted weighted average common shares outstanding	12,149,777	12,051,293	11,919,508

There were 34,291, 31,677 and 75,870 stock options outstanding at December 31, 2022, 2021 and 2020, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the years ended December 31, 2022, 2021 and 2020. These stock options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 106,658 shares and 113,871 shares as of December 31, 2022 and December 31, 2021, respectively.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$816,102	$—	$816,102	$—
Equity securities	4,269	4,269	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	782	—	782	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	740	—	—	740

Liabilities measured on a recurring basis:
Interest-rate swaps	$782	$—	$782	$—
RPA sold	73	—	73	—

	December 31, 2021
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$956,430	$—	$956,430	$—
Equity securities	1,785	1,785	—	—
FHLB stock	2,164	—	2,164	—
Interest-rate swaps	528	—	528	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	15,210	—	—	15,210

Liabilities measured on a recurring basis:
Interest-rate swaps	$528	$—	$528	$—

The Company did not transfer any assets between the fair value measurement levels during the years ended December 31, 2022 or December 31, 2021.

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

The Company's equity securities portfolio fair value is measured based on quoted market prices for the shares; therefore, these securities are categorized as Level 1 within the fair value hierarchy.

ENTERPRISE BANCORP, INC.
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

The fair values of derivative assets and liabilities, which are comprised of back-to-back swaps and risk participation agreements, represent a Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest-rate curves. The settlement values are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative, reflecting the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest-rate curves. Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. The change in value of derivative assets and liabilities attributable to credit risk was not significant during the reported periods.

The fair value of individually evaluated collateral dependent loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy. A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific allowances assigned to the collateral dependent individually evaluated loans amounted to $298 thousand at December 31, 2022 compared to $1.0 million at December 31, 2021.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At December 31, 2022 and December 31, 2021, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2022 and December 31, 2021:

	Fair Value
(Dollars in thousands)	December 31, 2022	December 31, 2021	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$740	$15,210	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
__________________________________________
(1)    Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	December 31, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,127,878	$2,952,778	$—	$—	$2,952,778
Financial liabilities:
CDs	287,192	281,800	—	281,800	—
Borrowed funds	3,216	2,006	—	2,006	—
Subordinated debt	59,182	55,407	—	55,407	—

	December 31, 2021
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$2,872,980	$2,922,947	$—	$—	$2,922,947
Financial liabilities:
CDs	206,449	206,450	—	206,450	—
Borrowed funds	5,479	5,121	—	5,121	—
Subordinated debt	58,979	58,460	—	58,460	—

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
(18)Supplemental Cash Flow Information

The supplemental cash flow information for the years indicated is as follows:

(Dollars in thousands)	2022	2021	2020
Supplemental financial data:
Cash paid for: interest	$8,647	$7,880	$13,612
Cash paid for: income taxes	16,983	12,335	17,672
Cash paid for: lease liability	1,380	1,251	1,242
Supplemental schedule of non-cash activity:
Transfer from loans to other real estate owned	—	2,400	—
ROU lease assets: operating leases(1)	31	6,608	27
_________________________________________
(1)Represents net new right of use ("ROU") lease assets added in the periods indicated.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(19)Condensed Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2022	2021
Assets
Cash	$1,929	$1,981
Investment in subsidiaries	340,966	404,975
Other assets	—	365
Total assets	$342,895	$407,321
Liabilities and Shareholders' Equity
Liabilities
Subordinated debt	$59,182	$58,979
Accrued interest payable	1,444	1,444
Other liabilities	2	3
Total liabilities	60,628	60,426
Shareholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,133,516 and 12,038,382 shares issued, respectively	121	120
Additional paid-in capital	103,793	100,352
Retained earnings	274,560	241,761
Accumulated other comprehensive income	(96,207)	4,662
Total shareholders' equity	282,267	346,895
Total liabilities and shareholders' equity	$342,895	$407,321

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Equity in undistributed net income of subsidiaries	$36,701	$22,985	$30,309
Dividends distributed by subsidiaries	8,900	22,350	3,100
Total income	45,601	45,335	33,409
Interest expense	3,352	3,495	2,502
Other operating expenses	270	891	215
Total operating expenses	3,622	4,386	2,717
Income before income taxes	41,979	40,949	30,692
Benefit from income taxes	(737)	(1,222)	(764)
Net income	$42,716	$42,171	$31,456

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Parent Company Only Financial Statements

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$42,716	$42,171	$31,456
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(36,701)	(22,985)	(30,309)
Payment from subsidiary bank for stock compensation expense	2,315	2,094	1,872
Changes in:
Net decrease (increase) in other assets	205	66	(229)
Net increase(decrease) in other liabilities	202	(25)	385
Net cash provided by operating activities	8,737	21,321	3,175
Cash flows from investing activities:
Investment in subsidiary	—	—	(53,000)
Net cash used in investing activities	—	—	(53,000)
Cash flows from financing activities:
Repayment of subordinated debt	—	(14,887)	—
Proceeds from the issuance of subordinated debt	—	—	60,000
Cash dividends paid, net of dividend reinvestment plan	(8,521)	(7,627)	(7,105)
Proceeds from issuance of common stock	47	59	91
Net settlement for employee tax withholding on restricted stock and options	(433)	(346)	(233)
Net proceeds from exercise of stock options	118	159	21
Net cash (used in) provided by financing activities	(8,789)	(22,642)	52,774
Net (decrease) increase in cash and cash equivalents	(52)	(1,321)	2,949
Cash at beginning of year	1,981	3,302	353
Cash at end of year	$1,929	$1,981	$3,302

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans
As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for credit losses for loans totaled $52.6 million as of December 31, 2022. The general reserve for larger groups of homogeneous loans collectively evaluated is evaluated on a pool basis. The Company has segmented the loan portfolio for groups of loans with similar risk characteristics by 1) loan type for pass-rated loans and 2) by internal risk rating for adversely classified loans not individually evaluated. The general reserve is comprised of a quantitative reserve based on the Company’s historical loss experience, a qualitative reserve based on management’s evaluation of several judgmental qualitative or environmental factors, and economic forecasts over the estimated life of the loan pools. The qualitative or environmental factors used by the Company include considerations such as commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; the growth and composition of the loan portfolio; trends in risk classification of individual loans and higher risk problem assets; the level of delinquent loans and non-performing loans; individually evaluated and restructured loans; the level of foreclosure activity; net charge-offs; and trends in the general levels of these indicators. In addition, the Company monitors expansion in the geographic market area; the experience level of lenders and any changes in underwriting criteria; and general conditions and development markets in the Company's local region as well as changes in the current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. The

Company generally uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, reverts to historical loss rates. The evaluation and measurement of the qualitative or environmental and economic forecasts requires management to apply a high degree of judgment and involves assumptions that are sensitive to change, for which future adjustments to the allowance may be necessary.

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
March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Enterprise Bancorp, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 8, 2023 expressed an unqualified opinion.

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
March 8, 2023

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2022.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." Based on management's assessment, the Company believes that, as of December 31, 2022, the Company's internal control over financial reporting is effective based on these criteria.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page 118 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended December 31, 2022) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this Part III of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 2, 2023, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K. For additional information on availability of the Company's corporate governance guidelines, see the section titled "Company Website," contained in Item 1, "Business," of this Form 10-K.

Part IV

Item 15.Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this annual report:

(1)    Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 of this Form 10-K above.

(2)    Financial Statement Schedules

None (information included in consolidated financial statements)

(3)    Exhibits

Exhibit No. and Description

3.1.1    Amended and Restated Articles of Organization of the Company, as amended as of June 4, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2013 (File No. 001-33912).

3.1.2    Articles of Amendment to the Restated Articles of Organization of the Company, as amended as of May 16, 2017, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2017 (File No. 001-33912).

3.1.3    Articles of Amendment to the Restated Articles of Organization of the Company, as amended January 5, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 11, 2018 (File No. 001-33912).

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

4.2    Amendment No. 1 to Renewal Rights Agreement dated as of January 5, 2018, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated January 11, 2018 (File No. 001-33912).

4.3    Description of the Company's Common Stock Registered under Section 12 of the Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-33912).

4.4    Description of the Company's Preferred Share Purchase Rights Registered under Section 12 of the Exchange Act of 1934, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-33912).

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

10.1    Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed on August 17, 2006 (Reg. No. 333-136700).

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

10.5.3    Employment Agreement dated July 9, 2015 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.1.3 to the Company's Current Report on Form 8-K filed on July 9, 2015 (File No. 001-33912).

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

10.8.1    Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended on May 1, 2012, June 16, 2015 and October 16, 2018, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 22, 2018 (File No. 001-33912).

10.8.2    Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended on October 16, 2018, incorporated by reference to the Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 22, 2018 (File No. 001-33912).

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

10.10.1    Specimen 2019 Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.12.1 to the Company's Annual Report on Form 10-K filed on March 13, 2019 (File No.001-33912).

10.10.2    Specimen 2019 Restricted Stock Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.12.2 to the Company's Annual Report on Form 10-K filed on March 13, 2019 (File No.001-33912).

10.10.3    Specimen 2019 Director Restricted Stock Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.12.3 to the Company's Annual Report on Form 10-K filed on March 13, 2019 (File No.001-33912).

10.10.4    Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.11.1.1    Enterprise Bank and Trust Company 2020 Variable Compensation Inventive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2020 (File No. 001-33912).

10.11.1.2    Amendment to the Enterprise Bank and Trust Company 2020 Variable Compensation Inventive Plan, incorporated by reference to the Company's Current Report on Form 8-K filed on November 16, 2020 (File No. 001-33912).

10.11.2    Enterprise Bank and Trust Company 2021 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2021 (File No. 001-33912).

10.11.3    Enterprise Bank and Trust Company 2022 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2022 (File No. 001-33912).

10.12    Enterprise Bancorp, Inc. Annual Executive Incentive Plan, incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A dated April 3, 2017, and filed on April 3, 2017 (File No. 001-33912).

10.13    Enterprise Bancorp, Inc. Dividend Reinvestment and Direct Stock Purchase Plan, incorporated by reference to the section of the Company's Registration Statement on Form S-3 filed on August 13, 2020 (Reg. No. 333-219879), appearing under the heading "The Plan."

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

10.15.1    Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 3, 2019 (File No.001-33912).

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

10.15.4    Third Addendum to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 23, 2021 (File no. 001-33912).

10.15.5    Fourth Addendum to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2022 (File no. 001-33912).

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

101*    Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 were formatted in XBRL (eXtensible Business Reporting Language):
(i)    Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021,
(ii)    Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and
(vi)    Notes to Consolidated Financial Statements.

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

ENTERPRISE BANCORP, INC.
March 8, 2023	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 8, 2023
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 8, 2023
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 8, 2023
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 8, 2023
John P. Clancy, Jr.

/s/ John R. Clementi	Director	March 8, 2023
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 8, 2023
James F. Conway, III

/s/ Carole A. Cowan	Director	March 8, 2023
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 8, 2023
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 8, 2023
John T. Grady, Jr.

/s/ Mary Jane King	Director	March 8, 2023
Mary Jane King

/s/ John A. Koutsos	Director, Secretary	March 8, 2023
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 8, 2023
Joseph C. Lerner

/s/ Shelagh E. Mahoney	Director	March 8, 2023
Shelagh E. Mahoney

/s/ Richard W. Main	Director, President	March 8, 2023
Richard W. Main

/s/ Jacqueline F. Moloney	Director	March 8, 2023
Jacqueline F. Moloney

/s/ Michael T. Putziger	Director	March 8, 2023
Michael T. Putziger

/s/ Carol L. Reid	Director	March 8, 2023
Carol L. Reid

/s/ Nickolas Stavropoulos	Director	March 8, 2023
Nickolas Stavropoulos

/s/ Anita R. Worden	Director	March 8, 2023
Anita R. Worden

/s/ Joseph R. Lussier	Executive Vice President, Chief	March 8, 2023
Joseph R. Lussier	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Accounting Director	March 8, 2023
Michael K. Sullivan