Form 10-Q
period 2023-03-31
ENTERPRISE BANCORP INC /MA/
filed 2023-05-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
     ☐ Yes ☒ No

As of April 28, 2023, there were 12,221,905 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$42,843	$36,901
Interest-earning deposits with banks	172,850	230,688
Total cash and cash equivalents	215,693	267,589
Investments:
Debt securities at fair value (amortized cost of $923,485 and $940,227, respectively)	825,520	816,102
Equity securities at fair value	5,375	4,269
Total investment securities at fair value	830,895	820,371
Federal Home Loan Bank ("FHLB") stock	2,343	2,343
Loans held for sale	362	—
Loans:
Total loans	3,230,156	3,180,518
Allowance for credit losses	(55,002)	(52,640)
Net loans	3,175,154	3,127,878
Premises and equipment, net	43,821	44,228
Lease right-of-use asset	24,751	24,923
Accrued interest receivable	18,540	17,117
Deferred income taxes, net	44,432	51,981
Bank-owned life insurance	64,463	64,156
Prepaid income taxes	3,636	683
Prepaid expenses and other assets	12,150	11,408
Goodwill	5,656	5,656
Total assets	$4,441,896	$4,438,333
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,016,156	$4,035,806
Borrowed funds	3,199	3,216
Subordinated debt	59,261	59,182
Lease liability	24,285	24,415
Accrued expenses and other liabilities	25,737	31,442
Accrued interest payable	1,940	2,005
Total liabilities	4,130,578	4,156,066
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,222,717 and 12,133,516 shares issued and outstanding, respectively	122	121
Additional paid-in capital	104,621	103,793
Retained earnings	282,534	274,560
Accumulated other comprehensive loss	(75,959)	(96,207)
Total shareholders' equity	311,318	282,267
Total liabilities and shareholders' equity	$4,441,896	$4,438,333
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Interest and dividend income:
Loans and loans held for sale	$39,556	$30,695
Investment securities	5,073	4,588
Other interest-earning assets	2,208	181
Total interest and dividend income	46,837	35,464
Interest expense:
Deposits	5,987	600
Borrowed funds	12	13
Subordinated debt	867	818
Total interest expense	6,866	1,431
Net interest income	39,971	34,033
Provision for credit losses	2,736	530
Net interest income after provision for credit losses	37,235	33,503
Non-interest income:
Wealth management fees	1,587	1,729
Deposit and interchange fees	2,048	1,802
Income on bank-owned life insurance, net	307	295
Net gains on sales of debt securities	—	1,062
Net gains on sales of loans	14	22
Loss on equity securities	(16)	(67)
Other income	817	752
Total non-interest income	4,757	5,595
Non-interest expense:
Salaries and employee benefits	18,521	16,792
Occupancy and equipment expenses	2,501	2,415
Technology and telecommunications expenses	2,675	2,636
Advertising and public relations expenses	681	667
Audit, legal and other professional fees	640	710
Deposit insurance premiums	675	556
Supplies and postage expenses	255	220
Other operating expenses	2,092	1,761
Total non-interest expense	28,040	25,757
Income before income taxes	13,952	13,341
Provision for income taxes	3,184	3,054
Net income	$10,768	$10,287

Basic earnings per share	$0.89	$0.85
Diluted earnings per share	$0.88	$0.85

Basic weighted average common shares outstanding	12,155,320	12,055,991
Diluted weighted average common shares outstanding	12,193,756	12,119,836
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Net income	$10,768	$10,287
Other comprehensive income (loss), net of tax
Net change in fair value of debt securities	20,248	(44,962)
Total other comprehensive income (loss), net of tax	20,248	(44,962)
Total comprehensive income (loss), net	$31,016	$(34,675)

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				10,768		10,768
Other comprehensive income, net					20,248	20,248
Common stock dividend declared ($0.230 per share)				(2,794)		(2,794)
Common stock issued under dividend reinvestment plan	10,395	—	370			370
Common stock issued, other	207	—	7			7
Stock-based compensation, net	70,943	1	710			711
Net settlement for employee taxes on restricted stock and options	(5,954)	—	(348)			(348)
Stock options exercised, net	13,610	—	89			89
Balance at March 31, 2023	12,222,717	$122	$104,621	$282,534	$(75,959)	$311,318

Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				10,287		10,287
Other comprehensive loss, net					(44,962)	(44,962)
Common stock dividend declared ($0.205 per share)				(2,469)		(2,469)
Common stock issued under dividend reinvestment plan	8,915	—	346			346
Common stock issued, other	241	—	10			10
Stock-based compensation, net	59,949	1	659			660
Net settlement for employee taxes on restricted stock and options	(7,728)	—	(286)			(286)
Stock options exercised, net	3,429	—	58			58
Balance at March 31, 2022	12,103,188	$121	$101,139	$249,579	$(40,300)	$310,539

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$10,768	$10,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,736	530
Depreciation and amortization	1,660	1,733
Stock-based compensation expense	522	478
Income on bank-owned life insurance, net	(307)	(295)
Net gains on sales of debt securities	—	(1,062)
Mortgage loans originated for sale	(1,188)	(819)
Proceeds from mortgage loans sold	840	841
Net gains on sales of loans	(14)	(22)
Net loss on equity securities	16	67
Changes in:
Net increase in other assets	(3,597)	(6,124)
Net decrease in other liabilities	(5,762)	(8,879)
Net cash provided by (used in) operating activities	5,674	(3,265)
Cash flows from investing activities:
Proceeds from sales of debt securities	—	32,715
Purchase of debt securities	—	(66,833)
Proceeds from maturities, calls and pay-downs of debt securities	16,433	26,067
Net purchases of equity securities	(1,122)	(1,243)
Net purchases of FHLB capital stock	—	116
Net increase in loans	(49,594)	(42,142)
Additions to premises and equipment, net	(944)	(1,719)
Net cash used in investing activities	(35,227)	(53,039)
Cash flows from financing activities:
Net (decrease) increase in deposits	(19,650)	54,261
Net decrease in borrowed funds	(17)	(2,505)
Cash dividends paid, net of dividend reinvestment plan	(2,424)	(2,123)
Proceeds from issuance of common stock	7	10
Net settlement for employee taxes on restricted stock and options	(348)	(286)
Net proceeds from stock option exercises	89	58
Net cash (used in) provided by financing activities	(22,343)	49,415

Net decrease in cash and cash equivalents	(51,896)	(6,889)
Cash and cash equivalents at beginning of period	267,589	436,576
Cash and cash equivalents at end of period	$215,693	$429,687
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 8, 2023. The Company has not materially changed its significant accounting policies from those disclosed in its 2022 Annual Report on Form 10-K. See Item (d), "Recent Accounting Pronouncements," below in this Note 1.

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

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, to engage in insurance sales activities and offer non-deposit investment products and services, respectively. In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws. In February 2023, the Bank organized the EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") under the laws of the State of Delaware, in conjunction with the Banks investment in a qualifying New Market Tax Credit ("NMTC") project. The NMTC Investment Fund is the Company's only unconsolidated Variable Interest Entity ("VIE"). The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

As discussed in the Company's 2022 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses ("ACL") for loans, available for sale securities and reserve for unfunded commitments, and the impairment review of goodwill. Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K for accounting policies related to these significant estimates.

(c) Unconsolidated Variable Interest Entity / Proportional Accounting

In March 2023, the Bank made an equity contribution to the NMTC Investment Fund a newly formed Limited Liability Company in order to invest in NMTC, a program, which is administered by the U.S. Department of the Treasury's Community Development Financial Institutions Fund and allocated to Community Development Entities ("CDE").

The NMTC program provides federal tax incentives for investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTCs are available to investors

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
over a seven-year period and are subject to recapture if certain events occur during such period. The Bank invested $3.7 million in the Investment Fund and anticipates receiving $4.8 million of federal tax credits over the next seven years (5% in each of the first three years, and 6% in each of the next four years). The underlying project is structured through a qualified CDE, which in turn has made loans to a qualified active low-income business. The Bank has no unfunded commitments associated with its NMTC investment. The Company has elected to account for the tax equity investment, using the proportional amortization method. Under this method the NMTC Investment Fund is not consolidated with the Company and instead, the initial cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received over the allotment period. The investment is carried within the line "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet and the investment amortization expense and tax credits are presented on a net basis within the line "Provision for income taxes" on the Company's Consolidated Statements of Income. During the three months ended March 31, 2023, the related amortization expense and tax credits amounted to $44 thousand and $153 thousand, respectively.

(d) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company
In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The election can be made for each individual qualifying tax credit investment. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of tax credits and other tax benefits received, with the amortization and tax credits recognized as a component of income tax expense. To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits; (4) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. Under the proportional amortization method, the investment shall be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss shall be measured as the amount by which the carrying amount of an investment exceeds its fair value. A previously recognized impairment loss shall not be reversed. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company has elected to early adopt ASU 2022-01 effective on January 1, 2023, applying the new guidance to a new investment in NMTC made in the first quarter of 2023, and the adoption did not have a significant impact on the financial statements.

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method." This ASU clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," that, among other things, established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. The Company adopted ASU 2022-01 effective on January 1, 2023 and the adoption did not have a significant impact on the financial statements.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss ("CECL") methodology for estimating allowances for credit losses and enhances the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted ASU 2022-02 effective on January 1, 2023, prospectively, and the adoption did not have a significant impact on the financial statements.

(e) Subsequent Events

The Company has evaluated subsequent events and transactions from March 31, 2023 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

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
(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,012	$1	$—	$5,013
U.S. treasury securities	45,955	—	2,045	43,910
Federal agency collateralized mortgage obligations ("CMO")	461,436	203	54,796	406,843
Federal agency mortgage-backed securities ("MBS")	23,892	64	2,776	21,180
Taxable municipal securities	287,421	36	37,173	250,284
Tax-exempt municipal securities	82,182	246	485	81,943
Corporate bonds	5,636	—	109	5,527
Subordinated corporate bonds	11,951	—	1,131	10,820
Total debt securities, at fair value	$923,485	$550	$98,515	$825,520

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,014	$—	$37	$4,977
U.S. treasury securities	45,942	—	2,691	43,251
Federal agency CMO	474,777	3	67,798	406,982
Federal agency MBS	24,172	27	3,178	21,021
Taxable municipal securities	287,435	29	48,187	239,277
Tax-exempt municipal securities	84,457	66	870	83,653
Corporate bonds	6,480	—	186	6,294
Subordinated corporate bonds	11,950	—	1,303	10,647
Total debt securities, at fair value	$940,227	$125	$124,250	$816,102
At March 31, 2023, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were primarily attributable to significant increases in market interest rates experienced during the last twelve months. Management concluded that no ACL for available-for-sale securities was necessary as of March 31, 2023 and anticipates they will mature or be called at par value.

Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $4.8 million and $4.0 million at March 31, 2023 and December 31, 2022, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. treasury securities	$—	$—	$43,910	$2,045	$43,910	$2,045	6
Federal agency CMO	46,380	844	335,270	53,952	381,650	54,796	98
Federal agency MBS	—	—	19,217	2,776	19,217	2,776	11
Taxable municipal securities	20,486	729	226,761	36,444	247,247	37,173	272
Tax-exempt municipal securities	31,239	155	9,801	330	41,040	485	80
Corporate bonds	4,857	82	670	27	5,527	109	25
Subordinated corporate bonds	1,886	66	8,935	1,065	10,821	1,131	6
Total	$104,848	$1,876	$644,564	$96,639	$749,412	$98,515	498

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,977	$37	$—	$—	$4,977	$37	1
U.S. treasury securities	2,878	109	40,374	2,582	43,252	2,691	6
Federal agency CMO	164,391	13,004	233,051	54,794	397,442	67,798	102
Federal agency MBS	9,923	797	9,165	2,381	19,088	3,178	11
Taxable municipal securities	93,345	10,411	144,903	37,776	238,248	48,187	273
Tax-exempt municipal securities	66,277	870	—	—	66,277	870	112
Corporate bonds	6,294	186	—	—	6,294	186	31
Subordinated corporate bonds	6,206	743	4,440	560	10,646	1,303	6
Total	$354,291	$26,157	$431,933	$98,093	$786,224	$124,250	542

The contractual maturity distribution at March 31, 2023 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$43,577	$42,648
Due after one, but within five years	137,025	133,624
Due after five, but within ten years	304,972	267,490
Due after ten years	437,911	381,758
Total debt securities	$923,485	$825,520

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $162.1 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $814.7 million and $804.2 million at March 31, 2023 and December 31, 2022, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Sales of debt securities for the three months ended March 31, 2023 and March 31, 2022 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Amortized cost of debt securities sold (1)	$—	$31,653
Gross realized gains on sales	—	1,062
Gross realized losses on sales	—	—
Total proceeds from sales of debt securities	$—	$32,715
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

The Company held equity securities with a fair value of $5.4 million at March 31, 2023 and $4.3 million at December 31, 2022. At March 31, 2023, the equity portfolio consisted of investments in broad-based equity index funds and common stock of entities in the financial services industry. The equity portfolio also included mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three months ended March 31, 2023 and March 31, 2022 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Net losses recognized during the period on equity securities	$(16)	$(67)
Less: Net gains recognized on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities still held at the end of the period	$(16)	$(67)

(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial real estate	$1,929,544	$1,921,410
Commercial and industrial	423,864	414,490
Commercial construction	456,735	424,049
Total commercial loans	2,810,143	2,759,949

Residential mortgages	335,834	332,632
Home equity loans and lines	75,809	79,807
Consumer	8,370	8,130
Total retail loans	420,013	420,569
Total loans	3,230,156	3,180,518

ACL for loans	(55,002)	(52,640)
Net loans	$3,175,154	$3,127,878

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $5.1 million at March 31, 2023 and $5.2 million at December 31, 2022. Accrued interest receivable on loans amounted to $13.7 million and $13.1 million at March 31, 2023 and December 31, 2022, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $101.7 million at March 31, 2023 and $94.8 million at December 31, 2022. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Loans serviced for others

At March 31, 2023 and December 31, 2022, the Company was servicing residential mortgage loans owned by investors amounting to $8.7 million and $8.9 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $58.3 million and $59.1 million at March 31, 2023 and December 31, 2022, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial real estate	$393,513	$113,830
Residential mortgages	314,595	309,023
Home equity	33,971	39,724
Total loans pledged to FHLB	$742,079	$462,577

(4)ACL for Loans

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2022. See Note 4, "ACL for Loans," to the Company's audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

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
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at March 31, 2023
	Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$32,192	$389,368	$375,042	$200,608	$220,511	$677,333	$1,315	$—	$1,896,369
Special mention	—	—	—	—	503	19,068	—	—	19,571
Substandard	—	—	280	—	1,014	12,310	—	—	13,604
Total commercial real estate	32,192	389,368	375,322	200,608	222,028	708,711	1,315	—	1,929,544

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	18,135	62,802	53,038	31,245	27,351	53,141	170,851	976	417,539
Special mention	—	—	—	—	—	282	2,192	925	3,399
Substandard	—	—	19	—	7	602	2,298	—	2,926
Total commercial and industrial	18,135	62,802	53,057	31,245	27,358	54,025	175,341	1,901	423,864

Current period charge-offs	5	6	—	—	—	72	—	—	83

Commercial construction
Pass	22,313	162,026	182,219	33,775	23,818	7,533	21,053	—	452,737
Special mention	—	—	—	—	3,998	—	—	—	3,998
Total commercial construction	22,313	162,026	182,219	33,775	27,816	7,533	21,053	—	456,735

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	6,516	113,213	72,701	48,817	19,705	72,358	—	—	333,310
Special mention	—	—	—	—	—	113	—	—	113
Substandard	—	—	—	—	1,055	1,356	—	—	2,411
Total residential mortgages	6,516	113,213	72,701	48,817	20,760	73,827	—	—	335,834

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	—	421	588	453	338	2,152	71,443	46	75,441
Substandard	—	—	273	—	—	95	—	—	368
Total home equity	—	421	861	453	338	2,247	71,443	46	75,809

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	652	3,257	1,705	977	933	846	—	—	8,370
Total consumer	652	3,257	1,705	977	933	846	—	—	8,370

Current period charge-offs	1	5	—	—	—	—	—	—	6

Total loans	$79,808	$731,087	$685,865	$315,875	$299,233	$847,189	$269,152	$1,947	$3,230,156

Total current period charge-offs	$6	$11	$—	$—	$—	$72	$—	$—	$89

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2022
	Term Loans by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$391,515	$381,771	$204,125	$218,664	$114,175	$577,354	$1,347	$200	$1,889,151
Special mention	—	—	—	507	2,041	16,248	—	—	18,796
Substandard	—	289	—	1,160	1,404	10,610	—	—	13,463
Total commercial real estate	391,515	382,060	204,125	220,331	117,620	604,212	1,347	200	1,921,410

Commercial and industrial
Pass	59,824	53,059	33,027	29,293	13,364	43,724	171,670	3,235	407,196
Special mention	—	—	—	11	66	278	3,132	—	3,487
Substandard	—	19	—	8	138	325	2,964	353	3,807
Total commercial and industrial	59,824	53,078	33,027	29,312	13,568	44,327	177,766	3,588	414,490

Commercial construction
Pass	151,107	169,549	35,651	31,189	7,729	3,379	19,778	1,473	419,855
Special mention	—	—	—	3,900	—	—	—	—	3,900
Substandard	—	294	—	—	—	—	—	—	294
Total commercial construction	151,107	169,843	35,651	35,089	7,729	3,379	19,778	1,473	424,049

Residential mortgages
Pass	112,804	73,955	49,549	20,140	18,799	54,620	—	—	329,867
Special mention	—	—	—	—	—	325	—	—	325
Substandard	—	—	—	1,060	—	1,380	—	—	2,440
Total residential mortgages	112,804	73,955	49,549	21,200	18,799	56,325	—	—	332,632

Home equity
Pass	328	596	456	345	—	1,220	75,324	1,054	79,323
Substandard	—	273	—	—	—	211	—	—	484
Total home equity	328	869	456	345	—	1,431	75,324	1,054	79,807

Consumer
Pass	3,144	1,852	1,063	1,045	606	420	—	—	8,130
Total consumer	3,144	1,852	1,063	1,045	606	420	—	—	8,130

Total loans	$718,722	$681,657	$323,871	$307,322	$158,322	$710,094	$274,215	$6,315	$3,180,518
The total amortized cost basis of adversely classified loans amounted to $46.4 million, or 1.44% of total loans, at March 31, 2023, and $47.0 million, or 1.48% of total loans, at December 31, 2022.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,589	$384	$2,091	$5,064	$1,924,480	$1,929,544
Commercial and industrial	206	601	78	885	422,979	423,864
Commercial construction	—	—	—	—	456,735	456,735
Residential mortgages	431	1,055	—	1,486	334,348	335,834
Home equity	119	—	73	192	75,617	75,809
Consumer	14	45	—	59	8,311	8,370
Total loans	$3,359	$2,085	$2,242	$7,686	$3,222,470	$3,230,156

	Balance at December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,818	$1,268	$1,631	$5,717	$1,915,693	$1,921,410
Commercial and industrial	786	39	217	1,042	413,448	414,490
Commercial construction	412	—	294	706	423,343	424,049
Residential mortgages	1,119	55	149	1,323	331,309	332,632
Home equity	163	—	73	236	79,571	79,807
Consumer	21	—	—	21	8,109	8,130
Total loans	$5,319	$1,362	$2,364	$9,045	$3,171,473	$3,180,518
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At March 31, 2023 and December 31, 2022, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$4,926	$3,912	$1,014	$274
Commercial and industrial	673	325	348	309
Commercial construction	—	—	—	—
Residential mortgages	1,565	1,565	—	—
Home equity	368	95	273	85
Consumer	—	—	—	—
Total loans	$7,532	$5,897	$1,635	$668

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$3,355	$2,317	$1,038	$298
Commercial and industrial	730	348	382	382
Commercial construction	294	294	—	—
Residential mortgages	1,532	1,532	—	—
Home equity	211	211	—	—
Consumer	—	—	—	—
Total loans	$6,122	$4,702	$1,420	$680

The ratio of non-accrual loans to total loans amounted to 0.23% and 0.19% at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, additional funding commitments for non-accrual loans were not material.

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $22.8 million at March 31, 2023 compared to $25.2 million at December 31, 2022. Total accruing collateral dependent loans amounted to $15.6 million while non-accrual collateral dependent loans amounted to $7.2 million as of March 31, 2023. As of December 31, 2022, total accruing collateral dependent loans amounted to $19.5 million, while non-accrual collateral dependent loans amounted to $5.7 million.

The following tables present the recorded investment in collateral dependent loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at March 31, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$22,783	$20,163	$19,149	$1,014	$274
Commercial and industrial	2,867	562	524	38	12
Commercial construction	—	—	—	—	—
Residential mortgages	1,873	1,678	1,678	—	—
Home equity	435	368	95	273	85
Consumer	—	—	—	—	—
Total	$27,958	$22,771	$21,446	$1,325	$371

	Balance at December 31, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$24,530	$21,916	$20,878	$1,038	$298
Commercial and industrial	3,210	863	863	—	—
Commercial construction	294	294	294	—	—
Residential mortgages	2,096	1,914	1,914	—	—
Home equity	386	211	211	—	—
Consumer	—	—	—	—	—
Total	$30,516	$25,198	$24,160	$1,038	$298

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At March 31, 2023 and December 31, 2022, additional funding commitments for collateral dependent loans were not material.

Loan modifications to borrowers experiencing financial difficulty

Effective on January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings ("TDR") and Vintage Disclosures," which eliminated the accounting guidance for TDRs and enhanced the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. The adoption did not have a significant impact on the financial statements.

The Company continues to work with loan customers and may enter into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower. An assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. Modifications made to borrowers experiencing financial difficulty may be concessions in the form of principal forgiveness, interest rate reductions, payment deferrals of principal, interest or both, or term extensions, or some combination thereof. When a debt has been previously modified, the Company considers the cumulative effect of modifications made within the prior twelve-month period before the current modification, when determining whether a delay in payment resulting from the current modification is insignificant, or not.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Three months ended
	March 31, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total
Commercial real estate	$281	0.01%
Commercial and industrial	38	0.01%
Total	$319	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

Three months ended
March 31, 2023
Weighted-Average Payment Deferrals
Commercial real estate	0.5 years
Commercial and industrial	0.5 years

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance status of loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, at the period indicated.

	Balance at March 31, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate	$406	$—	$—	$1,014	$1,014
Commercial and industrial	237	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$643	$—	$—	$1,014	$1,014

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
During the three months ended March 31, 2023, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, and at March 31, 2023, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

Prior-period troubled debt restructuring disclosures

Prior to adopting the new accounting standard on loan modifications, the Company accounted for modifications of loans to borrowers experiencing financial difficulty as TDRs, when the modification resulted in a concession and specific reserves were charged to the ACL if necessary for the amount of estimated credit loss. The following discussion reflects loans that were considered TDRs prior to January 1, 2023. For further information on the Company's TDR accounting policies, see Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

At March 31, 2022, additional funding commitments for TDR loans were immaterial.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the period indicated:

	Three months ended
	March 31, 2022
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	2	$1,718	$1,699
Total	2	$1,718	$1,699

There were no subsequent charge-offs associated with the TDRs noted in the table above during the three months ended March 31, 2022.

Payment defaults by portfolio classification, during the three months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	March 31, 2022
(Dollars in thousands)	Number of TDRs that Defaulted	Post-modification Outstanding Recorded Investment
Commercial and industrial	1	$48
Total	1	$48

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the three-month period indicated:

	Three months ended
	March 31, 2022
(Dollars in thousands)	Number of Restructurings	Amount
Temporary payment reduction and payment re-amortization of remaining principal over extended term	1	$1,404
Temporary interest only payment plan	1	295
Total	2	$1,699
Amount of ACL for loans associated with TDRs listed above		$—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the three-month periods indicated:

	Three months ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Provision for credit losses on loans	$2,318	$825
Provision for unfunded commitments	418	(295)
Total provision for credit losses	$2,736	$530

ACL for loans

The ACL for loans amounted to $55.0 million and $52.6 million at March 31, 2023 and December 31, 2022, respectively. The ACL for loans to total loans ratio was 1.70% and 1.66% at March 31, 2023 and December 31, 2022, respectively.

The following tables present changes in the ACL for loans by portfolio classification, during the three months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$36,564	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses on loans	1,161	438	492	123	76	28	2,318
Recoveries	—	127	—	—	3	3	133
Less: Charge-offs	—	83	—	—	—	6	89
Ending Balance at March 31, 2023	$37,725	$9,378	$4,453	$2,378	$712	$356	$55,002

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses on loans	2,089	(543)	(572)	(83)	(15)	(51)	825
Recoveries	—	24	—	—	4	5	33
Less: Charge-offs	—	105	—	—	—	33	138
Ending Balance at March 31, 2022	$33,936	$8,950	$3,518	$1,322	$454	$244	$48,424

Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $4.7 million at March 31, 2023 and $4.3 million at December 31, 2022. Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of March 31, 2023.

Other real estate owned ("OREO")

The Company carried no OREO at March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

As of March 31, 2023, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Lease expense for the three months ended March 31, 2023 and March 31, 2022 were $404 thousand and $416 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at March 31, 2023 and March 31, 2022 was 29.2 years and 30.1 years, respectively. The weighted average discount rate was 3.51% at March 31, 2023 and 3.45% at March 31, 2022.

At March 31, 2023, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2023 (nine remaining months)	$1,067
2024	1,435
2025	1,441
2026	1,452
2027	1,454
Thereafter	32,346
Total lease payments	39,195
Less: Imputed interest	14,910
Total lease liability	$24,285

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-interest checking	$1,247,253	$1,361,588
Interest-bearing checking	641,194	678,715
Savings	297,790	326,666
Money market	1,454,858	1,381,645
CDs $250,000 or less	222,116	187,758
CDs greater than $250,000	152,945	99,434
Deposits	$4,016,156	$4,035,806

All of the Company's deposits outstanding at both March 31, 2023 and December 31, 2022 were customer deposits, and the Company had no brokered deposits at either March 31, 2023 or December 31, 2022. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for enhanced Federal Deposit Insurance Corporation ("FDIC") deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $721.1 million and $589.7 million at March 31, 2023 and December 31, 2022, respectively.

(7)Borrowed Funds and Subordinated Debt

The Company's borrowed funds amounted to $3.2 million at both March 31, 2023 and December 31, 2022 and were comprised of FHLB advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as a small portion of borrowed funds from the New Hampshire Business Finance Authority borrowing under a New Hampshire community development program.

Borrowed funds at March 31, 2023 and December 31, 2022 are summarized, as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	Rate	Balance	Rate
Over 5 years	$3,199	1.55%	$3,216	1.55%
Total borrowed funds	$3,199	1.55%	$3,216	1.55%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.3 million at March 31, 2023 and $59.2 million at December 31, 2022. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

(8)    Derivatives and Hedging Activities

For further information on the Company's derivatives and hedging activities, see Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values at the periods presented:

	March 31, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,714	$624
Interest-rate contracts - pay fixed, receive floating	7,714	624	—	—
Risk participation agreements sold	—	—	46,907	98
Total back-to-back interest-rate swaps	$7,714	$624	$54,621	$722

	December 31, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,777	$782
Interest-rate contracts - pay fixed, receive floating	7,777	782	—	—
Risk participation agreements sold	—	—	24,660	73
Total back-to-back interest-rate swaps	$7,777	$782	$32,437	$855
__________________________________________
(1)     Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.

The Company had no derivative fair value or cash flow hedges at either March 31, 2023 or December 31, 2022.

Interest-rate Contracts

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at March 31, 2023 and December 31, 2022. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the three months ended March 31, 2023 or March 31, 2022.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At March 31, 2023 and December 31, 2022, all back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company enters into risk participation agreements ("RPA") for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPA and the customers' loan are secured by the same collateral.

Credit Risk

The Company had one active interest-rate swap institutional counterparty that was rated A and A2 by Standard & Poor's and Moody's, respectively, at March 31, 2023. When the Company has credit risk exposure, collateral is posted by the counterparty. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets. At March 31, 2023, the Company had no credit risk exposure relating to interest-rate swaps with counterparties and posted no cash collateral. At December 31, 2022, the Company had credit risk exposure relating to interest-rate swaps with counterparties of $708 thousand and cash collateral posted by counterparties amounted to $20 thousand.

Credit-risk-related Contingent Features

There have been no material changes to the credit-risk-related contingent provisions contained within the Company's interest-rate swaps with counterparties since December 31, 2022. As of March 31, 2023, the fair value of derivatives related to these agreements was at a net liability position of $10 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2023, has not posted collateral related to these agreements.

Other Derivative Related Activity

At both March 31, 2023 and December 31, 2022, the Company had one participation loan for which the originating bank utilizes a back-to-back interest-rate swap structure and the Company has assumed a contingent liability commensurate with its participation percentage in the loan. At March 31, 2023, management considers the risk of material swap loss exposure related to this participation loan to be unlikely based on the borrower's financial and collateral strength.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At March 31, 2023 and December 31, 2022, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

As of March 31, 2023 and December 31, 2022, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III capital guidelines.

The Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2023 and December 31, 2022 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
The Company
Total Capital to risk-weighted assets ("RWA")	$485,903	13.55%	$286,953	8.00%	N/A	N/A
Tier 1 Capital to RWA	381,621	10.64%	215,215	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	381,621	8.47%	180,292	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	381,621	10.64%	161,411	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$486,014	13.55%	$286,953	8.00%	$358,692	10.00%
Tier 1 Capital to RWA	440,993	12.29%	215,215	6.00%	286,953	8.00%
Tier 1 Capital to AA, Leverage Ratio	440,993	9.78%	180,292	4.00%	225,365	5.00%
Common Equity Tier 1 Capital to RWA	440,993	12.29%	161,411	4.50%	233,150	6.50%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
The Company
Total Capital to RWA	$476,307	13.49%	$282,567	8.00%	N/A	N/A
Tier 1 Capital to RWA	372,817	10.56%	211,926	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	372,817	8.10%	184,194	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	372,817	10.56%	158,944	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$475,668	13.47%	$282,567	8.00%	$353,209	10.00%
Tier 1 Capital to RWA	431,359	12.21%	211,926	6.00%	282,567	8.00%
Tier 1 Capital to AA, Leverage Ratio	431,359	9.37%	184,194	4.00%	230,243	5.00%
Common Equity Tier 1 Capital to RWA	431,359	12.21%	158,944	4.50%	229,586	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of March 31, 2023, and December 31, 2022. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2023. At March 31, 2023, the capital conservation buffer amounted to $89.7 million for both the Company and the Bank.

(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended March 31, 2023			Three months ended March 31, 2022
(Dollars in thousands)	Pre-Tax	Tax Benefit (Expense)	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$26,160	$(5,912)	$20,248	$(56,974)	$12,840	$(44,134)
Less: net security gains reclassified into non-interest income	—	—	—	1,062	(234)	828
Net change in fair value of debt securities	26,160	(5,912)	20,248	(58,036)	13,074	(44,962)

Total other comprehensive income (loss), net	$26,160	$(5,912)	$20,248	$(58,036)	$13,074	$(44,962)

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended March 31, 2023		Three months ended March 31, 2022
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Total	Unrealized Gains (Losses) on Debt Securities	Total
Accumulated other comprehensive (loss) income - beginning balance	$(96,207)	$(96,207)	$4,662	$4,662
Total other comprehensive loss, net	20,248	20,248	(44,962)	(44,962)
Accumulated other comprehensive loss - ending balance	$(75,959)	$(75,959)	$(40,300)	$(40,300)

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(11)Stock-Based Compensation

There have been no material changes to The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan (the "2016 Plan") since December 31, 2022. As of March 31, 2023, 376,429 shares of Company common stock remained available for future grants under the 2016 Plan.

Total stock-based compensation expense was $522 thousand for the three months ended March 31, 2023, compared to $478 thousand for the three months ended March 31, 2022.

Stock Option Awards

The Company issued no stock options during the three months ended March 31, 2023. The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the prior period:

Three months ended
March 31, 2022
Options granted	16,797
Term in years	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%
Expected dividend yield	3.05%
Expected life in years	6.5
Risk-free interest-rate	2.19%
Weighted average market price on date of grants	$38.58
Per share weighted average fair value	$14.40
Fair value as a percentage of market value at grant date	37%
Options granted during the first three months of 2022 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $50 thousand for the three months ended March 31, 2023, compared to $48 thousand for the three months ended March 31, 2022.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three months ended March 31,
Restricted Stock Awards (number of underlying shares)	2023	2022
Two-year vesting	—	8,823
Four-year vesting	32,719	21,554
Performance-based vesting	31,270	22,254
Total restricted stock awards granted	63,989	52,631
Weighted average grant date fair value	$32.32	$38.58

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $407 thousand for the three months ended March 31, 2023, compared to $360 thousand for the three months ended March 31, 2022.

Stock in Lieu of Directors' Fees

Non-employee members of the Company's Board of Directors (the "Board") may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $65 thousand for the three months ended March 31, 2023, compared to $70 thousand for the three months ended March 31, 2022.

(12)Earnings per Share

The table below presents basic earnings per share and the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2023	2022
Basic weighted average common shares outstanding	12,155,320	12,055,991
Dilutive shares	38,436	63,845
Diluted weighted average common shares outstanding	12,193,756	12,119,836

There were 34,164 and 34,210 stock options outstanding for the three months ended March 31, 2023 and March 31, 2022, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for those periods. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted awards amounted to 135,216 shares and 106,658 shares as of March 31, 2023 and December 31, 2022, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$825,520	$—	$825,520	$—
Equity securities	—	—	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	624	—	624	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	954	—	—	954

Liabilities measured on a recurring basis:
Interest-rate swaps	$624	$—	$624	$—
RPA sold	98	—	98	—

	December 31, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$816,102	$—	$816,102	$—
Equity securities	4,269	4,269	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	782	—	782	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	740	—	—	740

Liabilities measured on a recurring basis:
Interest-rate swaps	$782	$—	$782	$—
RPA sold	73	—	73	—

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

The fair values of derivative assets and liabilities, which are comprised of back-to-back swaps and risk participation agreements, represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest-rate curves. Refer also to Note 8, "Derivatives and Hedging Activities," this Form 10-Q, contained above, for additional information on the Company's interest-rate swaps.

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
hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $371 thousand at March 31, 2023, compared to $298 thousand at December 31, 2022.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2023 and December 31, 2022:

	Fair Value
(Dollars in thousands)	March 31, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$954	$740	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
__________________________________________
(1)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the Company's Consolidated Balance Sheets, the Company is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the Company's Consolidated Balance Sheets.

Financial instruments for which the fair value is disclosed but not recognized on the Company's Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	March 31, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$362	$358	$—	$358	$—
Loans, net	3,175,154	3,017,247	—	—	3,017,247
Financial liabilities:
CDs	375,061	370,316	—	370,316	—
Borrowed funds	3,199	2,191	—	2,191	—
Subordinated debt	59,261	55,671	—	55,671	—

	December 31, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,127,878	$2,952,778	$—	$—	$2,952,778
Financial liabilities:
CDs	287,192	281,800	—	281,800	—
Borrowed funds	3,216	2,006	—	2,006	—
Subordinated debt	59,182	55,407	—	55,407	—

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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2023 and March 31, 2022 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Supplemental financial data:
Cash paid for: interest	$6,931	$2,222
Cash paid for: income taxes	4,455	5,060
Cash paid for: lease liability	340	331
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	—	1,500
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 8, 2023.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•potential recession in the United States and our market areas;
•the impacts related to or resulting from recent bank failures and any continuation of the recent uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto;
•increased competition for deposits and related changes in deposit customer behavior;
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
•changes in tariffs and trade barriers;
•our ability to navigate the uncertain impacts of quantitative tightening and current and future governmental monetary and fiscal policies, including the current and future policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board");
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

Overview

Executive Summary

The Company operates with a strategic, long-term outlook, which is focused on organic growth and supports such growth by continually investing in our people, products, services, technology, and our branch network.

Our financial condition at March 31, 2023, as well as the results of operations for the three months ended March 31, 2023, have been impacted by significant increases in market interest-rates due to the 475 basis point increase in the prime lending rate since March 2022 by the Federal Reserve Board in response to the persistent inflationary environment in the United States. The impact is addressed as applicable throughout this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Net income for the three months ended March 31, 2023, amounted to $10.8 million, or $0.88 per diluted common share, compared to $10.3 million, or $0.85 per diluted common share, for the three months ended March 31, 2022. The increase was attributable primarily to an increase in net interest income of $5.9 million, partially offset by increases in the provision for credit losses of $2.2 million and non-interest expense of $2.3 million and a decrease in non-interest income of $838 thousand.

Total assets amounted to $4.44 billion at both March 31, 2023 and December 31, 2022. Investment securities at fair value increased $10.5 million, or 1%, compared to December 31, 2022, primarily from an increase in the fair value of the debt securities portfolio of $26.2 million due to lower market interest rates, partially offset by principal pay-downs, calls and maturities during the period. Total loans increased $49.6 million, or 1.6% (6% annualized), compared to December 31, 2022, primarily from net growth in the commercial construction portfolio, amounting to $32.7 million.

The ACL for loans amounted to $55.0 million, or 1.70% of total loans, at March 31, 2023, compared to $52.6 million, or 1.66% of total loans, at December 31, 2022. The reserve for unfunded commitments (included in other liabilities) amounted to $4.7 million at March 31, 2023, compared to $4.3 million at December 31, 2022. The increase in credit loss reserves resulted primarily from a forecasted increase in the probability and severity of a recession in our allowance model, and to a lesser extent, growth in the Company's loan portfolio and off-balance sheet commitments.

During the three months ended March 31, 2023, customer deposits decreased $19.7 million, or 0.5% (2% annualized). The decrease in customer deposits reflected a highly competitive environment in which deposit customers have access to higher yielding money market and treasury alternatives. In addition, customer deposits at March 31, 2023 were positively impacted by the receipt of a large deposit of approximately $60.0 million that management believes may be temporary and resulted from a customer business transaction.

During the three months ended March 31, 2023, shareholders' equity increased $29.1 million, due primarily to a reduction in the accumulated other comprehensive loss ("AOCL") of $20.2 million related to an increase in the fair value of the debt securities portfolio which was driven by lower market interest rates during the period.

Update on Liquidity, Deposit Composition and Funding Capacity

All balances and ratios presented below are at March 31, 2023 unless otherwise indicated.
•The Company reported a favorable overnight and short-term investment balance of $172.9 million, which was reported on the balance sheet as interest-earning deposits with banks.
•Total loans amounted to 80% of total deposits.
•There were no brokered deposits and only $3.2 million in wholesale borrowings outstanding, which related to participation in specific pass-through community development programs under the Federal Home Loan Bank of Boston ("FHLB") and to a lesser extent the New Hampshire Business Finance Authority.
•Core deposits (which are total deposits excluding CDs over $250 thousand) amounted to 96% of total deposits.
•Total checking account balances amounted to 47% of total deposits, including non-interest-bearing deposits, which were 31% of total deposits.
•The Company utilized enhanced Federal Deposit Insurance Corporation ("FDIC") insured products and pledged investment securities as collateral for certain deposits. Uninsured deposits, not collateralized, amounted to 36% of total deposits. The company has significant additional capacity to further utilize enhanced FDIC insured products.
•FHLB and FRB secured borrowing capacity amounted to $1.1 billion. In April 2023, the Company pledged additional collateral to the FHLB and intends to participate in the FRB's Bank Term Funding Program. It is anticipated these changes will increase the secured borrowing capacity to approximately $1.4 billion, exclusive of any borrowings outstanding.
•The Company had several brokered deposit relationships (unsecured borrowings) available which could provide approximately $800.0 million in additional funding capacity.
Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three-month periods indicated:

	At or for the three months ended
(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Balance Sheet Data
Total cash and cash equivalents	$215,693	$267,589	$413,688	$306,460	$429,687
Total investment securities at fair value	830,895	820,371	831,030	866,580	910,013
Total loans	3,230,156	3,180,518	3,109,369	3,084,915	2,962,721
Allowance for credit losses	(55,002)	(52,640)	(51,211)	(50,703)	(48,424)
Total assets	4,441,896	4,438,333	4,529,820	4,417,447	4,454,474
Total deposits	4,016,156	4,035,806	4,138,038	4,016,814	4,034,500
Subordinated debt	59,261	59,182	59,102	59,039	59,009
Total shareholders' equity	311,318	282,267	272,193	285,110	310,539
Total liabilities and shareholders' equity	4,441,896	4,438,333	4,529,820	4,417,447	4,454,474

Wealth Management
Wealth assets under management	$930,714	$891,451	$835,661	$849,536	$961,491
Wealth assets under administration	$206,569	$198,586	$185,977	$205,646	$243,247

Shareholders' Equity Ratios
Book value per common share	$25.47	$23.26	$22.44	$23.53	$25.66
Dividends paid per common share	$0.230	$0.205	$0.205	$0.205	$0.205

Regulatory Capital Ratios
Total capital to risk weighted assets	13.55%	13.49%	13.49%	13.38%	13.72%
Tier 1 capital to risk weighted assets(1)	10.64%	10.56%	10.52%	10.38%	10.65%
Tier 1 capital to average assets (leverage ratio)	8.47%	8.10%	7.89%	8.03%	7.83%

Credit Quality Data
Non-performing loans	$7,532	$6,122	$5,717	$6,321	$25,173
Non-performing loans to total loans	0.23%	0.19%	0.18%	0.20%	0.85%
Non-performing assets to total assets	0.17%	0.14%	0.13%	0.14%	0.57%
ACL for loans to total loans	1.70%	1.66%	1.65%	1.64%	1.63%

Income Statement Data
Net interest income	$39,971	$42,165	$39,779	$35,821	$34,033
Provision for credit losses	2,736	1,861	1,000	2,409	530
Total non-interest income	4,757	4,210	4,525	4,132	5,595
Total non-interest expense	28,040	28,167	27,537	26,853	25,757
Income before income taxes	13,952	16,347	15,767	10,691	13,341
Provision for income taxes	3,184	4,041	3,805	2,530	3,054
Net income	$10,768	$12,306	$11,962	$8,161	$10,287

Income Statement Ratios
Diluted earnings per common share	$0.88	$1.01	$0.98	$0.67	$0.85
Return on average total assets	0.99%	1.08%	1.05%	0.76%	0.95%
Return on average shareholders' equity	14.67%	18.08%	16.47%	11.24%	12.56%
Net interest margin (tax-equivalent)(2)	3.76%	3.81%	3.61%	3.45%	3.28%
_______________________________________________________
(1)Ratio also represents common equity tier 1 capital to risk weighted assets as of the periods presented.
(2)Tax-equivalent net interest margin is net interest income adjusted for the tax-equivalent effect associated with tax-exempt loan and investment income, expressed as a percentage of average interest-earning assets.

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

See Part I, Item 1, "Business," under the "Risk Management Framework," of the Company's 2022 Annual Report on Form 10-K, for additional information on the Company's key risk mitigation strategies, and Part I, Item 1A, "Risk Factors," section of the Company's 2022 Annual Report on Form 10-K for numerous factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2022 Annual Report on Form 10-K and in this Form 10-Q, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the ACL for loans and available-for-sale securities, the reserve for unfunded commitments and the impairment review of goodwill.

The Company has not materially changed its significant accounting and reporting policies from those disclosed in its 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (d), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations for the three months ended March 31, 2023 and March 31, 2022

Unless otherwise indicated, the reported results are for the three months ended March 31, 2023 with the "prior year period," being the three months ended March 31, 2022. Average yields are presented on an annualized tax equivalent basis.

Net Income
Net income for the three months ended March 31, 2023, amounted to $10.8 million, an increase of $481 thousand, or 5%, compared to the three months ended March 31, 2022.
•The increase in net income during the current period was due primarily to an increase in net interest income of $5.9 million, partially offset by increases in the provision for credit losses of $2.2 million and non-interest expense of $2.3 million and a decrease in non-interest income of $838 thousand.

Net Interest Income
Net interest income for the three months ended March 31, 2023, amounted to $40.0 million, an increase of $5.9 million, or 17%, compared to the three months ended March 31, 2022.
•The increase in net interest income during the current period was due largely to increases in loan interest income of $8.9 million and other interest-earning asset income of $2.0 million, partially offset by an increase in deposit interest expense of $5.4 million.
Net Interest Margin
Three months ended – March 31, 2023 compared to March 31, 2022
Tax-equivalent net interest margin ("net interest margin") (non-GAAP) was 3.76% for the three months ended March 31, 2023, compared to 3.28% for the three months ended March 31, 2022.
Net interest margin during the current period compared to the prior year period was impacted by the following factors:
•Average interest-earning deposits with banks decreased $185.1 million, or 49%, while the yield increased 430 basis points. The decrease in average balance resulted primarily from funding loan growth and the increase in yield reflected a significant increase in market interest rates over the last twelve months.
•Average investment securities decreased $9.3 million, or 1%, while the tax-equivalent yield increased 22 basis points.

•Average loans increased $289.6 million, or 10%, and the tax-equivalent yield increased 73 basis points. The increase in loan yield resulted primarily from an increase in the prime lending rate of 475 basis points over the last twelve months, partially offset by a decrease in Paycheck Protection Program ("PPP") income of $1.5 million, due to the continued forgiveness of PPP loans, over the respective periods.
•Average total deposits increased $62.6 million, or 2%, and the yield increased 55 basis points from increases in market interest rates, a shift in deposit mix to higher-yielding products and competition from bank and non-bank alternatives. The yield increases occurred principally over the last six months.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax equivalent)	$8,873	$3,114	$5,759
Investment securities (tax equivalent)	480	(55)	535
Other interest-earning assets(1)	2,027	(128)	2,155
Total interest-earning assets (tax equivalent)	11,380	2,931	8,449

Interest expense
Interest checking, savings and money market	3,727	(2)	3,729
CDs	1,660	230	1,430
Borrowed funds	(1)	(4)	3
Subordinated debt	49	3	46
Total interest-bearing funding	5,435	227	5,208
Change in net interest income (tax equivalent)	$5,945	$2,704	$3,241
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2023 and 2022:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2023			Three months ended March 31, 2022
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,200,842	$39,679	5.02%	$2,911,282	$30,806	4.29%
Investment securities(3) (tax equivalent)	937,382	5,300	2.26%	946,732	4,820	2.04%
Other interest-earning assets(4)	198,741	2,208	4.51%	383,588	181	0.19%
Total interest-earnings assets (tax equivalent)	4,336,965	47,187	4.40%	4,241,602	35,807	3.41%
Other assets	86,580			154,167
Total assets	$4,423,545			$4,395,769

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,354,967	4,105	0.71%	$2,371,320	378	0.06%
CDs	337,361	1,882	2.26%	202,702	222	0.44%
Borrowed funds	3,206	12	1.57%	4,263	13	1.27%
Subordinated debt(5)	59,213	867	5.85%	58,991	818	5.54%
Total interest-bearing funding	2,754,747	6,866	1.01%	2,637,276	1,431	0.22%
Non-interest checking	1,317,534	—	—%	1,373,267	—	—%
Total deposits, borrowed funds and subordinated debt	4,072,281	6,866	0.68%	4,010,543	1,431	0.14%
Other liabilities	53,665			53,192
Total liabilities	4,125,946			4,063,735
Stockholders' equity	297,599			332,034
Total liabilities and stockholders' equity	$4,423,545			$4,395,769

Net interest-rate spread (tax equivalent)			3.39%			3.19%
Net interest income (tax equivalent)		40,321			34,376
Net interest margin (tax equivalent)			3.76%			3.28%
Less tax equivalent adjustment		350			343
Net interest income		$39,971			$34,033
Net interest margin			3.73%			3.25%
_______________________________________
(1)Average yields and interest income are presented on a tax equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2023 and 2022, based on tax equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.
(3)Average investment balances are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits with banks, federal funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the three months ended March 31, 2023, amounted to $2.7 million, an increase of $2.2 million, compared to the three months ended March 31, 2022.
•The provision for credit losses for the three months ended March 31, 2023, consisted of $2.3 million in reserves for loans outstanding and $418 thousand in reserves for unfunded commitments (included in other liabilities).
•The increase in the provision for credit losses resulted primarily from a forecasted increase in the probability and severity of a recession in our allowance model and, to a lesser extent, growth in the Company's loan portfolio and off-balance sheet commitments.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL for loans see "Asset Quality," and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the three months ended March 31, 2023, amounted to $4.8 million, a decrease of $838 thousand, or 15%, compared to the three months ended March 31, 2022.
•Non-interest income in the prior year period included net gains on sales of debt securities of $1.1 million. Excluding this item, non-interest income increased $223 thousand, or 5%.
•The change resulted primarily from increases in deposit and interchange fees of $246 thousand and swap fee income of $313 thousand, partially offset by a decrease in insurance commission income of $147 thousand. The latter two items were recorded in other income.

Non-Interest Expense
Non-interest expense for the three months ended March 31, 2023, amounted to $28.0 million, an increase of $2.3 million, or 9%, compared to the three months ended March 31, 2022. The increase resulted primarily from an increase in salaries and employee benefits of $1.7 million, primarily to support the Company's strategic growth initiatives.

Income Taxes
The effective tax rate for the three months ended March 31, 2023, was 22.8%, compared to 22.9% for the three months ended March 31, 2022.

Financial Condition

Total assets amounted to $4.44 billion at both March 31, 2023 and December 31, 2022, representing an increase of $3.6 million. The balance sheet composition and changes since December 31, 2022, are discussed below.

Cash and cash equivalents

Cash and cash equivalents at March 31, 2023 decreased $51.9 million since December 31, 2022. At March 31, 2023 and December 31, 2022, cash and cash equivalents amounted to 5% and 6% of total assets, respectively. The decrease in cash and cash equivalents since December 31, 2022 was related primarily to funding loan growth.

Investments

At March 31, 2023, the fair value of the investment securities portfolio amounted to $830.9 million, an increase of $10.5 million, or 1%, since December 31, 2022. The investment securities portfolio at fair value represented 19% and 18% of total assets at March 31, 2023 and December 31, 2022, respectively. The increase resulted primarily from an increase in the fair value of the Company's debt securities portfolio of $26.2 million, during the three months ended March 31, 2023, caused primarily by lower market interest rates compared to December 31, 2022, partially offset by principal pay-downs, calls and maturities during the period. As of March 31, 2023 and December 31, 2022, the Company's investment securities portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the three months ended March 31, 2023, the Company has no purchases or sales of debt securities and had principal pay-downs, calls and maturities totaling $16.4 million.

During the three months ended March 31, 2022, the Company purchased $68.3 million in debt securities, had principal pay-downs, calls and maturities totaling $26.1 million, and sold debt securities with an amortized cost of approximately $31.7 million realizing net gains on sales of $1.1 million.

Net unrealized losses on the debt securities portfolio amounted to $98.0 million at March 31, 2023, compared to $124.1 million at December 31, 2022. The Company attributes the change in net unrealized losses compared to December 31, 2022 to a decrease in market interest rates during the period.

The mix of investment securities remained relatively unchanged at March 31, 2023 compared to December 31, 2022. The effective duration of the debt securities portfolio at March 31, 2023 was approximately 4.9 years compared to 5.0 years at December 31, 2022.

Loans

As of March 31, 2023, total loans increased $49.6 million, or 2%, compared to December 31, 2022. The mix of loans within the Company's loan portfolio remained relatively unchanged with commercial loans amounting to 87% of total loans at both March 31, 2023 and December 31, 2022.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans:

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$1,929,544	60%	$1,921,410	61%	$1,779,691	60%
Commercial and industrial	423,864	13%	414,490	13%	408,341	14%
Commercial construction	456,735	14%	424,049	13%	375,709	13%
SBA PPP	—	—%	—	—%	32,153	1%
Total commercial loans	2,810,143	87%	2,759,949	87%	2,595,894	88%
Residential mortgages	335,834	10%	332,632	10%	280,507	9%
Home equity	75,809	2%	79,807	3%	78,557	3%
Consumer	8,370	—%	8,130	—%	7,763	—%
Total retail loans	420,013	13%	420,569	13%	366,827	12%
Total loans	3,230,156	100%	3,180,518	100%	2,962,721	100%
Allowance for credit losses	(55,002)		(52,640)		(48,424)
Net loans	$3,175,154		$3,127,878		$2,914,297

As of, or for the three months ended March 31, 2023,

•Commercial real estate loans increased $8.1 million, or 0.4%, compared to December 31, 2022.
•Commercial and industrial loans increased by $9.4 million, or 2.3%, compared to December 31, 2022.
•Commercial construction loans increased by $32.7 million, or 7.7%, since December 31, 2022. The increase resulted from strong customer demand.
•Total retail loans decreased by $556 thousand, or 0.1%, since December 31, 2022.

At March 31, 2023, commercial loan balances participated out to various banks amounted to $58.3 million, compared to $59.1 million at December 31, 2022. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $101.7 million and $94.8 million at March 31, 2023 and December 31, 2022, respectively. See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q above for information on loans serviced for others and loans pledged as collateral.

Asset Quality

The following table sets forth information regarding the Company's loan portfolio asset quality at the dates indicated:

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Non-accrual loan summary:
Commercial real estate	$4,926	$3,355	$21,854
Commercial and industrial	673	730	1,293
Commercial construction	—	294	1,028
Residential mortgages	1,565	1,532	763
Home equity	368	211	237
Consumer	—	—	—
Total non-performing loans	7,532	6,122	25,175
Total loans	$3,230,156	$3,180,518	$2,962,721
Delinquent loans 60-89 days past due and still accruing	$944	$1,307	$—
Loans 60-89 days past due and still accruing to total loans	0.03%	0.04%	—%
Non-performing loans to total loans	0.23%	0.19%	0.85%
Non-performing assets to total assets	0.17%	0.14%	0.57%
Allowance for credit losses for loans	$55,002	$52,640	$48,424
Allowance for credit losses for loans to non-performing loans	730.24%	859.85%	192.35%
Allowance for credit losses for loans to total loans	1.70%	1.66%	1.63%

The Company had no OREO at March 31, 2023, December 31, 2022 or March 31, 2022, and therefore non-performing loans were the only component of non-performing assets. The slight increase in non-performing loans at March 31, 2023 compared to December 31, 2022 was due primarily to commercial relationships placed on non-accrual status during the period, partially offset by payoffs, credit upgrades and principal pay-downs. During the second quarter of 2022, two commercial relationships, amounting to $17.9 million, were upgraded and restored to accrual status due to improved financial strength and consistent payment history.

At March 31, 2023 and December 31, 2022, adversely classified loans amounted to $46.4 million and $47.0 million, respectively. Adversely classified loans that were performing amounted to $38.9 million and $40.9 million at March 31, 2023 and December 31, 2022, respectively. Adversely classified loans which were included in non-accrual loans amounted to $7.5 million and $6.1 million at March 31, 2023 and December 31, 2022, respectively.

ACL for Loans

There have been no material changes to the Company's underwriting practices or credit risk management system used to estimate credit loss exposure as described in the 2022 Annual Report on Form 10-K. See Note 4, "ACL for Loans," to the Company's audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding credit quality and the allowance for credit losses under the current expected credit loss ("CECL") methodology.

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

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$52,640	$47,704

Provision for credit losses for loans	2,318	825
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	127	24
Commercial construction	—	—
Residential mortgages	—	—
Home equity	3	4
Consumer	3	5
Total recovered	133	33
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	83	105
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	6	33
Total charged-off	89	138

Net loans (recovered) charged-off	(44)	105
Ending balance	$55,002	$48,424
Annualized net loans (recovered) charged-off to average loans outstanding	(0.01)%	0.01%

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, for further information regarding the ACL for loans and credit quality.

Reserve for unfunded commitments

The reserve for unfunded commitments is classified within "Other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the non-cancellable commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

The Company's reserve for unfunded commitments amounted to $4.7 million as of March 31, 2023 and $4.3 million at December 31, 2022. The provision for unfunded commitments for the three months ended March 31, 2023 amounted to $418 thousand compared to a benefit of $295 thousand for the three months ended March 31, 2022.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of March 31, 2023.

Deposits

As of March 31, 2023, customer deposits decreased $19.7 million, or 0%, since December 31, 2022. Checking account balances decreased $151.9 million, or 7%, money market and savings account balances increased $44.3 million, or 3%, and certificates of deposit account balances increased $87.9 million, or 31%.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Checking	$1,888,447	47%	$2,040,303	51%	$2,162,154	54%
Money markets and savings	1,752,648	44%	1,708,311	42%	1,672,593	41%
Certificates of deposit ("CDs")	375,061	9%	287,192	7%	199,753	5%
Deposits	$4,016,156	100%	$4,035,806	100%	$4,034,500	100%

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for enhanced FDIC insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $721.1 million and $589.7 million, at March 31, 2023 and December 31, 2022, respectively.

In addition to enhanced FDIC insured products, we pledge investment securities as collateral for certain municipal balances as needed. Uninsured deposits, not collateralized, amounted to 36% of total deposits. We had significant additional capacity to further utilize enhanced FDIC insured products.

Borrowed Funds

The Company had borrowed funds outstanding of $3.2 million at both March 31, 2023 and December 31, 2022, which were comprised of FHLB advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as a small portion of borrowed funds from a New Hampshire Business Finance Authority borrowing under a New Hampshire community development program linked to a commercial loan.

See also "Liquidity" below for additional information on borrowing capacity.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.3 million at March 31, 2023 compared to $59.2 million at December 31, 2022.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Shareholders' Equity

Total shareholders' equity amounted to $311.3 million at March 31, 2023, compared to $282.3 million at December 31, 2022, an increase of $29.1 million, or 10%. The increase was due primarily to an increase in retained earnings of $8.0 million and a reduction in the AOCL, which was driven by an increase in the fair value of debt securities ($20.2 million, net of tax), resulting from lower market interest rates during the period.

For the three months ended March 31, 2023 and March 31, 2022, the Company declared cash dividends of $2.8 million and $2.5 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 10,395 shares and 8,915 shares, totaling $370 thousand and $346 thousand, respectively.

On April 18, 2023, the Company announced a quarterly dividend of $0.23 per share to be paid on June 1, 2023 to shareholders of record as of May 11, 2023.

Derivatives and Hedging

The Company had no fair value or cash flow hedges at either March 31, 2023 or December 31, 2022.

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $7.7 million at March 31, 2023 and $7.8 million at December 31, 2022. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $624 thousand at March 31, 2023 compared to $782 thousand at December 31, 2022.

The notional value of RPAs sold amounted to $46.9 million at March 31, 2023 and $24.7 million at December 31, 2022. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $98 thousand at March 31, 2023 and $73 thousand at December 31, 2022.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight federal fund purchase arrangements with correspondent banks and access to the FRB Discount Window. At March 31, 2023, the Bank had the capacity to borrow additional funds from the FHLB and FRB Discount Window of up to approximately $790.0 million and $310.0 million, respectively.

In April 2023, we pledged additional collateral to the FHLB and intend to participate in the FRB’s Bank Term Funding Program. We anticipate these changes will increase our secured borrowing capacity to approximately $1.4 billion, exclusive of any borrowings outstanding.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, potential recession in the United States and our market areas, continuation of recent uncertainty in the banking industry, changes in market interest rates, persistence of the current inflationary environment in the United States and our market areas, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

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

The Company's primary source of cash is dividends paid by the Bank, which are limited to the Bank's net income for the current year plus its retained net income for the prior two years.

The Company's total capital and tier 1 capital to risk weighted assets amounted to 13.55% and 10.64%, respectively, at March 31, 2023, compared to 13.49% and 10.56%, respectively, at December 31, 2022. The increases were driven primarily by an increase in retained earnings, partially offset by commercial loan growth during the period.

Tier 1 capital to average assets amounted to 8.47% at March 31, 2023, compared to 8.10% at December 31, 2022. The increase was driven primarily by the increase in retained earnings noted above, partially offset by an increase in average assets, due primarily to commercial loan growth.

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

Wealth assets under management and wealth assets under administration amounted to $930.7 million and $206.6 million, respectively, at March 31, 2023, representing increases of $39.3 million, or 4%, and $8.0 million, or 4%, respectively, compared to December 31, 2022. The increases in wealth assets under management and administration were attributable primarily to increase in market values during the three months ended March 31, 2023.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2022 Annual Report on Form 10-K for further information on the Company's net interest income and net interest margin sensitivity under different interest rate and yield curve scenarios as well as different asset and liability mix scenarios.

Over the past twelve months the Prime Lending Rate has increased 475 basis points and the Company’s net interest margin benefited as increases in asset yields exceeded increases in the costs of funds, which often lag asset yield increases over the short term in a rising rate environment. Absent further increases in the Prime Lending Rate and assuming a static balance, future increases in the cost of funds may exceed increases in asset yields and reduce net interest margin in the interest rates unchanged scenario.

The table below summarizes the results from and compares the percent change in net interest income to the rates unchanged scenario, assuming a static balance sheet, for a 24-month period at March 31, 2023 and December 31, 2022.

At March 31, 2023, the Company's net interest income sensitivity simulation results were for a decrease in net interest income in both rising and declining interest rate scenarios. At March 31, 2023 compared to December 31, 2022, net interest income sensitivity in the rising interest rate scenarios shifted from an increase in net interest income to a decrease and net interest income sensitivity in the declining interest rate scenario decreased.
•In the 200 and 400 basis point rising interest rate scenarios, net interest income was projected to decrease in the first 24 months compared to an increase at December 31, 2022 primarily due to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity, and from a lower balance of net short-term liquidity that repriced immediately.
•In the 200 basis point declining interest rate scenario, the percent decrease in net interest income was lower compared to the results at December 31, 2022. At March 31, 2023, deposit yields increased above the lower levels experienced at December 31, 2022 when deposit yields were closer to zero. As deposit yields increase, it allows for a higher level of rate declines in the 200 basis point declining rate scenario, which improved net interest income sensitivity results.

(Dollars in thousands, except for percentage data)	March 31, 2023	December 31, 2022
Changes in interest rates	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	(0.73)%	1.20%
Rates Rise 200 Basis Points	(0.48)%	0.45%
Rates Unchanged	—%	—%
Rates Decline 200 Basis Points	(2.51)%	(5.34)%

The results in the table above are subject to various assumptions as reported in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2022 Annual Report on Form 10-K. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2023) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A -Risk Factors

Except as provided in the risk factor below, management believes that there have been no material changes in the Company's risk factors as reported in the 2022 Annual Report on Form 10-K. However, if the United States or the markets in which we operate encounter sustained economic stress or recession, many of the risk factors identified in the Company’s 2022 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to key risk areas including Economic & Financial Markets, Liquidity, Credit and Collateral, Capital and Operations, among others.

Recent bank failures and the related negative impact on customer confidence in the safety and soundness of the banking industry may adversely affect our business, earnings and financial condition.

When other financial institutions experience severe financial difficulties it could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. The failures of three large regional banks in 2023 have resulted in significant market volatility among publicly traded bank holding companies which has caused uncertainty in the investor community and bank customers, generally. This uncertainty may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, the Company’s customers may choose to withdraw some or all of their deposited funds, and seek higher yielding alternatives, which could have a materially adverse impact on our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations.

Management continues to monitor the ongoing events concerning the recent bank failures, potential bank failures and volatility within the financial services industry generally, together with any responsive measures that may be taken by the banking regulators in an attempt to mitigate or manage potential turmoil in the financial services industry.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2023:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	1,828	$35.50	—	—
February	—	$—	—	—
March	4,126	$32.39	—	—
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

10.1     Enterprise Bank 2023 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24, 2023 (File No. 001-33912).

10.2     Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2023 Addendum, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 24, 2023 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 9, 2023	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer