Form 10-Q
period 2023-06-30
ENTERPRISE BANCORP INC /MA/
filed 2023-08-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
     ☐ Yes ☒ No

As of August 4, 2023, there were 12,242,817 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$49,996	$36,901
Interest-earning deposits with banks	208,829	230,688
Total cash and cash equivalents	258,825	267,589
Investments:
Debt securities at fair value (amortized cost of $820,004 and $940,227, respectively)	706,953	816,102
Equity securities at fair value	5,898	4,269
Total investment securities at fair value	712,851	820,371
Federal Home Loan Bank ("FHLB") stock	2,404	2,343
Loans:
Total loans	3,345,667	3,180,518
Allowance for credit losses	(56,899)	(52,640)
Net loans	3,288,768	3,127,878
Premises and equipment, net	43,603	44,228
Lease right-of-use asset	24,578	24,923
Accrued interest receivable	16,885	17,117
Deferred income taxes, net	48,875	51,981
Bank-owned life insurance	64,779	64,156
Prepaid income taxes	2,790	683
Prepaid expenses and other assets	32,330	11,408
Goodwill	5,656	5,656
Total assets	$4,502,344	$4,438,333
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,075,598	$4,035,806
Borrowed funds	3,334	3,216
Subordinated debt	59,340	59,182
Lease liability	24,148	24,415
Accrued expenses and other liabilities	29,161	31,442
Accrued interest payable	3,273	2,005
Total liabilities	4,194,854	4,156,066
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,244,733 and 12,133,516 shares issued and outstanding, respectively	122	121
Additional paid-in capital	105,552	103,793
Retained earnings	289,409	274,560
Accumulated other comprehensive loss	(87,593)	(96,207)
Total shareholders' equity	307,490	282,267
Total liabilities and shareholders' equity	$4,502,344	$4,438,333
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans and loans held for sale	$41,798	$32,148	$81,354	$62,843
Investment securities	4,967	4,781	10,040	9,369
Other interest-earning assets	1,917	393	4,125	574
Total interest and dividend income	48,682	37,322	95,519	72,786
Interest expense:
Deposits	9,692	671	15,679	1,271
Borrowed funds	30	13	42	26
Subordinated debt	867	817	1,734	1,635
Total interest expense	10,589	1,501	17,455	2,932
Net interest income	38,093	35,821	78,064	69,854
Provision for credit losses	2,268	2,409	5,004	2,939
Net interest income after provision for credit losses	35,825	33,412	73,060	66,915
Non-interest income:
Wealth management fees	1,673	1,610	3,260	3,339
Deposit and interchange fees	2,295	2,000	4,343	3,802
Income on bank-owned life insurance, net	316	295	623	590
Net (losses) gains on sales of debt securities	(2,419)	—	(2,419)	1,062
Net gains on sales of loans	6	—	20	22
Net gain (loss) on equity securities	189	(429)	173	(495)
Other income	759	656	1,576	1,407
Total non-interest income	2,819	4,132	7,576	9,727
Non-interest expense:
Salaries and employee benefits	16,135	17,743	34,656	34,535
Occupancy and equipment expenses	2,505	2,364	5,006	4,779
Technology and telecommunications expenses	2,636	2,919	5,311	5,555
Advertising and public relations expenses	804	560	1,485	1,227
Audit, legal and other professional fees	782	675	1,422	1,385
Deposit insurance premiums	615	366	1,290	922
Supplies and postage expenses	247	224	502	444
Other operating expenses	1,899	2,002	3,991	3,763
Total non-interest expense	25,623	26,853	53,663	52,610
Income before income taxes	13,021	10,691	26,973	24,032
Provision for income taxes	3,337	2,530	6,521	5,584
Net income	$9,684	$8,161	$20,452	$18,448

Basic earnings per share	$0.79	$0.67	$1.68	$1.53
Diluted earnings per share	$0.79	$0.67	$1.67	$1.52

Basic weighted average common shares outstanding	12,228,081	12,107,804	12,191,857	12,082,041
Diluted weighted average common shares outstanding	12,244,863	12,151,712	12,218,735	12,136,610
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$9,684	$8,161	$20,452	$18,448
Other comprehensive (loss) income, net of tax
Net change in fair value of debt securities	(11,634)	(32,078)	8,614	(77,040)
Total other comprehensive (loss) income, net of tax	(11,634)	(32,078)	8,614	(77,040)
Total comprehensive (loss) income, net	$(1,950)	$(23,917)	$29,066	$(58,592)

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2023	12,222,717	$122	$104,621	$282,534	$(75,959)	$311,318
Net income				9,684		9,684
Other comprehensive loss, net					(11,634)	(11,634)
Common stock dividend declared ($0.230 per share)				(2,809)		(2,809)
Common stock issued under dividend reinvestment plan	13,824	—	376			376
Common stock issued, other	524	—	17			17
Stock-based compensation, net	8,638	—	571			571
Net settlement for employee taxes on restricted stock and options	(1,650)	—	(47)			(47)
Stock options exercised, net	680	—	14			14
Balance at June 30, 2023	12,244,733	$122	$105,552	$289,409	$(87,593)	$307,490

Balance at March 31, 2022	12,103,188	$121	$101,139	$249,579	$(40,300)	$310,539
Net income				8,161		8,161
Other comprehensive loss, net					(32,078)	(32,078)
Common stock dividend declared ($0.205 per share)				(2,481)		(2,481)
Common stock issued under dividend reinvestment plan	10,609	—	353			353
Common stock issued, other	610	—	20			20
Stock-based compensation, net	335	—	573			573
Stock options exercised, net	1,182	—	23			23
Balance at June 30, 2022	12,115,924	$121	$102,108	$255,259	$(72,378)	$285,110

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				20,452		20,452
Other comprehensive income, net					8,614	8,614
Common stock dividend declared ($0.46 per share)				(5,603)		(5,603)
Common stock issued under dividend reinvestment plan	24,219	—	746			746
Common stock issued, other	731	—	24			24
Stock-based compensation, net	79,581	1	1,281			1,282
Net settlement for employee taxes on restricted stock and options	(7,604)	—	(395)			(395)
Stock options exercised, net	14,290	—	103			103
Balance at June 30, 2023	12,244,733	$122	$105,552	$289,409	$(87,593)	$307,490

Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				18,448		18,448
Other comprehensive loss, net					(77,040)	(77,040)
Common stock dividend declared ($0.41 per share)				(4,950)		(4,950)
Common stock issued under dividend reinvestment plan	19,524	—	699			699
Common stock issued, other	851	—	30			30
Stock-based compensation, net	60,284	1	1,232			1,233
Net settlement for employee taxes on restricted stock and options	(7,728)	—	(286)			(286)
Stock options exercised, net	4,611	—	81			81
Balance at June 30, 2022	12,115,924	$121	$102,108	$255,259	$(72,378)	$285,110
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$20,452	$18,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,004	2,939
Depreciation and amortization	3,280	3,511
Stock-based compensation expense	1,151	1,115
Income on bank-owned life insurance, net	(623)	(590)
Net losses (gains) on sales of debt securities	2,419	(1,062)
Mortgage loans originated for sale	(1,188)	(819)
Proceeds from mortgage loans sold	1,208	841
Net gains on sales of loans	(20)	(22)
Net (gains) losses on equity securities	(173)	495
Changes in:
Net increase in other assets	(22,102)	(6,462)
Net decrease in other liabilities	(1,338)	(2,874)
Net cash provided by operating activities	8,070	15,520
Cash flows from investing activities:
Proceeds from sales of debt securities	84,779	32,715
Purchase of debt securities	—	(90,826)
Proceeds from maturities, calls and pay-downs of debt securities	32,428	51,874
Net purchases of equity securities	(1,456)	(1,889)
Net purchases of FHLB capital stock	(61)	(179)
Net increase in loans	(165,251)	(164,252)
Additions to premises and equipment, net	(2,058)	(2,703)
Net cash used in investing activities	(51,619)	(175,260)
Cash flows from financing activities:
Net increase in deposits	39,792	36,575
Net increase (decrease) in borrowed funds	118	(2,525)
Cash dividends paid, net of dividend reinvestment plan	(4,857)	(4,251)
Proceeds from issuance of common stock	24	30
Net settlement for employee taxes on restricted stock and options	(395)	(286)
Net proceeds from stock option exercises	103	81
Net cash provided by financing activities	34,785	29,624

Net decrease in cash and cash equivalents	(8,764)	(130,116)
Cash and cash equivalents at beginning of period	267,589	436,576
Cash and cash equivalents at end of period	$258,825	$306,460
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 8, 2023. The Company has not materially changed its significant accounting policies from those disclosed in its 2022 Annual Report on Form 10-K. See Item (e), "Recent Accounting Pronouncements," below in this Note 1.

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

The Bank's subsidiaries include Enterprise Insurance Services, LLC and Enterprise Wealth Services, LLC, both organized under the laws of the State of Delaware, to engage in insurance sales activities and offer non-deposit investment products and services, respectively. In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws. In February 2023, the Bank organized the EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") under the laws of the State of Delaware, in conjunction with the Bank's investment in a qualifying New Market Tax Credit ("NMTC") project. The NMTC Investment Fund is the Company's only unconsolidated Variable Interest Entity ("VIE"). Otherwise, the services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

(c) Unconsolidated Variable Interest Entity / Proportional Accounting

In March 2023, the Bank made an equity contribution to the NMTC Investment Fund, a newly formed Delaware limited liability company, in order to invest in the NMTC program administered by the U.S. Department of the Treasury's Community Development Financial Institutions Fund and allocated to Community Development Entities ("CDE").

The NMTC program provides federal tax incentives for investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTCs are available to investors

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
over a seven-year period and are subject to recapture if certain events occur during such period. The Bank invested $3.7 million in the Investment Fund and anticipates receiving $4.8 million of federal tax credits over the next seven years (5% in each of the first three years, and 6% in each of the next four years). The underlying project is structured through a qualified CDE, which in turn has made loans to a qualified active low-income business. The Bank has no unfunded commitments associated with its NMTC investment. The Company has elected to account for the tax equity investment using the proportional amortization method. Under this accounting method, the NMTC Investment Fund is not consolidated with the Company and, instead, the initial cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received over the allotment period. The investment is carried within the line "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet and the investment amortization expense and tax credits are presented on a net basis within the line "Provision for income taxes" on the Company's Consolidated Statements of Income. During the three and six months ended June 30, 2023, the related amortization expense amounted to $147 thousand and $191 thousand, respectively, and the related tax credits amounted to $153 thousand and $306 thousand, respectively.

(d) Income Taxes

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

During the second quarter of 2023, the Company sold debt securities with an amortized cost of approximately $87.2 million realizing net losses of $2.4 million. For the majority of the realized losses, the Company had capital gains available for loss carry-back. At June 30, 2023, the Company established a $206 thousand valuation allowance against the capital loss carryforward deferred tax asset, for the amount management believes is not more-likely-than-not to be realized during the five-year capital loss carryforward period.

(e) Recent Accounting Pronouncements

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

(f) Subsequent Events

The Company has evaluated subsequent events and transactions from June 30, 2023 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,010	$—	$65	$4,945
U.S. treasury securities	45,969	—	2,049	43,920
Federal agency collateralized mortgage obligations ("CMO")	419,088	—	64,922	354,166
Federal agency mortgage-backed securities ("MBS")	21,930	20	2,985	18,965
Taxable municipal securities	263,699	22	40,616	223,105
Tax-exempt municipal securities	48,305	68	558	47,815
Corporate bonds	4,050	—	150	3,900
Subordinated corporate bonds	11,953	—	1,816	10,137
Total debt securities, at fair value	$820,004	$110	$113,161	$706,953

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,014	$—	$37	$4,977
U.S. treasury securities	45,942	—	2,691	43,251
Federal agency CMO	474,777	3	67,798	406,982
Federal agency MBS	24,172	27	3,178	21,021
Taxable municipal securities	287,435	29	48,187	239,277
Tax-exempt municipal securities	84,457	66	870	83,653
Corporate bonds	6,480	—	186	6,294
Subordinated corporate bonds	11,950	—	1,303	10,647
Total debt securities, at fair value	$940,227	$125	$124,250	$816,102
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $3.4 million and $4.0 million at June 30, 2023 and December 31, 2022, respectively.
At June 30, 2023, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were primarily attributable to significant increases in market interest rates experienced during the last fifteen months. Management concluded that no ACL for available-for-sale securities was necessary as of June 30, 2023 and anticipates they will mature or be called at par value.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,945	$65	$—	$—	$4,945	$65	1
U.S. treasury securities	—	—	43,920	2,049	43,920	2,049	6
Federal agency CMO	36,832	713	317,334	64,209	354,166	64,922	89
Federal agency MBS	—	—	17,266	2,985	17,266	2,985	10
Taxable municipal securities	3,704	358	218,378	40,258	222,082	40,616	251
Tax-exempt municipal securities	29,053	224	7,342	334	36,395	558	80
Corporate bonds	1,574	36	2,326	114	3,900	150	18
Subordinated corporate bonds	1,705	248	8,432	1,568	10,137	1,816	6
Total	$77,813	$1,644	$614,998	$111,517	$692,811	$113,161	461

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,977	$37	$—	$—	$4,977	$37	1
U.S. treasury securities	2,878	109	40,373	2,582	43,251	2,691	6
Federal agency CMO	164,391	13,004	233,051	54,794	397,442	67,798	102
Federal agency MBS	9,923	797	9,165	2,381	19,088	3,178	11
Taxable municipal securities	93,345	10,411	144,903	37,776	238,248	48,187	273
Tax-exempt municipal securities	66,277	870	—	—	66,277	870	112
Corporate bonds	6,294	186	—	—	6,294	186	31
Subordinated corporate bonds	6,206	743	4,440	560	10,646	1,303	6
Total	$354,291	$26,157	$431,932	$98,093	$786,223	$124,250	542

The contractual maturity distribution at June 30, 2023 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$41,405	$40,647
Due after one, but within five years	85,373	81,634
Due after five, but within ten years	274,555	233,048
Due after ten years	418,671	351,624
Total debt securities	$820,004	$706,953

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $131.8 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $696.8 million and $804.2 million at June 30, 2023 and December 31, 2022, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Debt security sales during the three and six months ended June 30, 2023 were made in order to improve the Company's balance sheet positioning and enhance future earnings. Sales of debt securities for the three and six months ended June 30, 2023 and June 30, 2022 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Amortized cost of debt securities sold (1)	$87,198	$—	$87,198	$31,653
Gross realized gains on sales	—	—	—	1,062
Gross realized losses on sales	(2,419)	—	(2,419)	—
Total proceeds from sales of debt securities	$84,779	$—	$84,779	$32,715
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

The Company held equity securities with a fair value of $5.9 million at June 30, 2023 and $4.3 million at December 31, 2022. At June 30, 2023, the equity portfolio consisted of investments in broad-based equity index funds and common stock of entities in the financial services industry. The equity portfolio also included mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and six months ended June 30, 2023 and June 30, 2022 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity securities	$189	$(429)	$173	$(495)
Less: Net losses recognized on equity securities sold during the period	(29)	—	(29)	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$218	$(429)	$202	$(495)

(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial real estate	$2,009,263	$1,921,410
Commercial and industrial	420,095	414,490
Commercial construction	487,018	424,049
Total commercial loans	2,916,376	2,759,949

Residential mortgages	346,523	332,632
Home equity loans and lines	74,374	79,807
Consumer	8,394	8,130
Total retail loans	429,291	420,569
Total loans	3,345,667	3,180,518

ACL for loans	(56,899)	(52,640)
Net loans	$3,288,768	$3,127,878

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $5.4 million at June 30, 2023 and $5.2 million at December 31, 2022. Accrued interest receivable on loans amounted to

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
$13.5 million and $13.1 million at June 30, 2023 and December 31, 2022, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $107.6 million at June 30, 2023 and $94.8 million at December 31, 2022. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Loans serviced for others

At June 30, 2023 and December 31, 2022, the Company was servicing residential mortgage loans owned by investors amounting to $8.3 million and $8.9 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $68.9 million and $59.1 million at June 30, 2023 and December 31, 2022, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial real estate	$370,940	$113,830
Residential mortgages	324,544	309,023
Home equity	30,836	39,724
Total loans pledged to FHLB	$726,320	$462,577

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
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at June 30, 2023
	Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$125,866	$372,297	$372,165	$205,646	$221,640	$678,200	$1,298	$—	$1,977,112
Special mention	—	15,783	—	—	498	4,712	—	—	20,993
Substandard	—	—	659	—	1,014	9,485	—	—	11,158
Total commercial real estate	125,866	388,080	372,824	205,646	223,152	692,397	1,298	—	2,009,263

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	39,441	57,617	50,512	29,563	25,612	49,905	159,384	3,641	415,675
Special mention	—	—	—	—	—	248	2,199	—	2,447
Substandard	—	—	18	—	5	408	1,043	499	1,973
Total commercial and industrial	39,441	57,617	50,530	29,563	25,617	50,561	162,626	4,140	420,095

Current period charge-offs	15	6	—	—	67	215	—	—	303

Commercial construction
Pass	60,564	173,285	174,413	25,773	17,847	7,157	25,531	—	484,570
Special mention	—	—	—	—	2,448	—	—	—	2,448
Total commercial construction	60,564	173,285	174,413	25,773	20,295	7,157	25,531	—	487,018

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	25,619	108,981	72,034	47,693	19,521	70,144	—	—	343,992
Special mention	—	—	—	—	—	111	—	—	111
Substandard	—	—	—	—	1,055	1,365	—	—	2,420
Total residential mortgages	25,619	108,981	72,034	47,693	20,576	71,620	—	—	346,523

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	32	782	579	450	331	1,907	69,345	409	73,835
Substandard	—	—	273	—	—	83	148	35	539
Total home equity	32	782	852	450	331	1,990	69,493	444	74,374

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	2,377	2,031	1,588	865	835	698	—	—	8,394
Total consumer	2,377	2,031	1,588	865	835	698	—	—	8,394

Current period charge-offs	1	20	—	—	—	—	—	—	21

Total loans	$253,899	$730,776	$672,241	$309,990	$290,806	$824,423	$258,948	$4,584	$3,345,667

Total current period charge-offs	$16	$26	$—	$—	$67	$215	$—	$—	$324

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2022
	Term Loans by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$391,515	$381,771	$204,125	$218,664	$114,175	$577,354	$1,347	$200	$1,889,151
Special mention	—	—	—	507	2,041	16,248	—	—	18,796
Substandard	—	289	—	1,160	1,404	10,610	—	—	13,463
Total commercial real estate	391,515	382,060	204,125	220,331	117,620	604,212	1,347	200	1,921,410

Commercial and industrial
Pass	59,824	53,059	33,027	29,293	13,364	43,724	171,670	3,235	407,196
Special mention	—	—	—	11	66	278	3,132	—	3,487
Substandard	—	19	—	8	138	325	2,964	353	3,807
Total commercial and industrial	59,824	53,078	33,027	29,312	13,568	44,327	177,766	3,588	414,490

Commercial construction
Pass	151,107	169,549	35,651	31,189	7,729	3,379	19,778	1,473	419,855
Special mention	—	—	—	3,900	—	—	—	—	3,900
Substandard	—	294	—	—	—	—	—	—	294
Total commercial construction	151,107	169,843	35,651	35,089	7,729	3,379	19,778	1,473	424,049

Residential mortgages
Pass	112,804	73,955	49,549	20,140	18,799	54,620	—	—	329,867
Special mention	—	—	—	—	—	325	—	—	325
Substandard	—	—	—	1,060	—	1,380	—	—	2,440
Total residential mortgages	112,804	73,955	49,549	21,200	18,799	56,325	—	—	332,632

Home equity
Pass	328	596	456	345	—	1,220	75,324	1,054	79,323
Substandard	—	273	—	—	—	211	—	—	484
Total home equity	328	869	456	345	—	1,431	75,324	1,054	79,807

Consumer
Pass	3,144	1,852	1,063	1,045	606	420	—	—	8,130
Total consumer	3,144	1,852	1,063	1,045	606	420	—	—	8,130

Total loans	$718,722	$681,657	$323,871	$307,322	$158,322	$710,094	$274,215	$6,315	$3,180,518
The total amortized cost basis of adversely classified loans amounted to $42.1 million, or 1.26% of total loans, at June 30, 2023, and $47.0 million, or 1.48% of total loans, at December 31, 2022.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,937	$—	$1,998	$4,935	$2,004,328	$2,009,263
Commercial and industrial	434	—	500	934	419,161	420,095
Commercial construction	715	3,509	—	4,224	482,794	487,018
Residential mortgages	274	—	1,055	1,329	345,194	346,523
Home equity	185	—	—	185	74,189	74,374
Consumer	6	—	—	6	8,388	8,394
Total loans	$4,551	$3,509	$3,553	$11,613	$3,334,054	$3,345,667

	Balance at December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,818	$1,268	$1,631	$5,717	$1,915,693	$1,921,410
Commercial and industrial	786	39	217	1,042	413,448	414,490
Commercial construction	412	—	294	706	423,343	424,049
Residential mortgages	1,119	55	149	1,323	331,309	332,632
Home equity	163	—	73	236	79,571	79,807
Consumer	21	—	—	21	8,109	8,130
Total loans	$5,319	$1,362	$2,364	$9,045	$3,171,473	$3,180,518
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At June 30, 2023 and December 31, 2022, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$4,609	$3,595	$1,014	$274
Commercial and industrial	988	807	181	142
Commercial construction	—	—	—	—
Residential mortgages	1,546	1,546	—	—
Home equity	504	231	273	85
Consumer	—	—	—	—
Total loans	$7,647	$6,179	$1,468	$501

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$3,355	$2,317	$1,038	$298
Commercial and industrial	730	348	382	382
Commercial construction	294	294	—	—
Residential mortgages	1,532	1,532	—	—
Home equity	211	211	—	—
Consumer	—	—	—	—
Total loans	$6,122	$4,702	$1,420	$680

The ratio of non-accrual loans to total loans amounted to 0.23% and 0.19% at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, additional funding commitments for non-accrual loans were not material.

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $9.6 million at June 30, 2023 compared to $25.2 million at December 31, 2022. Total accruing collateral dependent loans amounted to $2.1 million while non-accrual collateral dependent loans amounted to $7.5 million as of June 30, 2023. As of December 31, 2022, total accruing collateral dependent loans amounted to $19.5 million, while non-accrual collateral dependent loans amounted to $5.7 million.

The following tables present the recorded investment in collateral dependent loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at June 30, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$7,767	$6,353	$5,339	$1,014	$274
Commercial and industrial	3,356	1,043	1,005	38	12
Commercial construction	—	—	—	—	—
Residential mortgages	1,896	1,691	1,691	—	—
Home equity	612	539	266	273	85
Consumer	—	—	—	—	—
Total	$13,631	$9,626	$8,301	$1,325	$371

	Balance at December 31, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$24,530	$21,916	$20,878	$1,038	$298
Commercial and industrial	3,210	863	863	—	—
Commercial construction	294	294	294	—	—
Residential mortgages	2,096	1,914	1,914	—	—
Home equity	386	211	211	—	—
Consumer	—	—	—	—	—
Total	$30,516	$25,198	$24,160	$1,038	$298

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At June 30, 2023 and December 31, 2022, additional funding commitments for collateral dependent loans were not material.

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

The Company continues to work with loan customers experiencing financial difficulty and may enter into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower. An assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. Modifications made for borrowers experiencing financial difficulty may be concessions in the form of principal forgiveness, interest rate reductions, payment deferrals of principal, interest or both, or term extensions, or some combination thereof. When a debt has been previously modified, the Company considers the cumulative effect of modifications made within the prior twelve-month period before the current modification, when determining whether or not a delay in payment resulting from the current modification is insignificant.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Three months ended
	June 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total
Residential mortgages	$33	0.01%
Home equity loans and lines	421	0.57%
Total	$454	0.01%

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Six months ended
	June 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total
Commercial real estate	$276	0.01%
Commercial and industrial	37	0.01%
Residential mortgages	33	0.01%
Home equity loans and lines	421	0.57%
Total	$767	0.02%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

Three months ended
June 30, 2023
Weighted-Average Payment Deferrals
Commercial and industrial	0.5 years
Residential mortgages	0.5 years

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

Six months ended
June 30, 2023
Weighted-Average Payment Deferrals
Commercial real estate	0.5 years
Commercial and industrial	0.5 years
Residential mortgages	0.5 years
Home equity loans and lines	0.5 years

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance status of loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, at the period indicated.

	Balance at June 30, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate	$395	$—	$—	$—	$—
Commercial and industrial	236	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgages	33	—	—	—	—
Home equity	421	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,085	$—	$—	$—	$—

During the six months ended June 30, 2023, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, and at June 30, 2023, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

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

At June 30, 2022, additional funding commitments for TDR loans were immaterial.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	June 30, 2022
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	2	$1,470	$1,461
Total	2	$1,470	$1,461

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the six months indicated:

	Six months ended
	June 30, 2022
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	4	$3,188	$3,154
Total	4	$3,188	$3,154

There were no subsequent charge-offs associated with the TDRs noted in the table above during the six months ended June 30, 2022.

Payment defaults by portfolio classification, during the three months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Three months ended
	June 30, 2022
(Dollars in thousands)	Number of TDRs that Defaulted	Post-modification Outstanding Recorded Investment
Commercial real estate	2	$1,461
Total	2	$1,461
Payment defaults by portfolio classification, during the six months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Six months ended
	June 30, 2022
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	4	$3,154
Total	4	$3,154

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the six-month period indicated:

	Six months ended
	June 30, 2022
(Dollars in thousands)	Number of Restructurings	Amount
Temporary payment reduction and payment re-amortization of remaining principal over extended term	1	$1,404
Temporary interest only payment plan	2	427
Other payment concessions	1	1,323
Total	4	$3,154
Amount of ACL for loans associated with TDRs listed above		$283

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the three- and six-month periods indicated:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Provision for credit losses on loans	$2,043	$2,195	$4,361	$3,020
Provision for unfunded commitments	225	214	643	(81)
Total provision for credit losses	$2,268	$2,409	$5,004	$2,939

ACL for loans

The ACL for loans amounted to $56.9 million and $52.6 million at June 30, 2023 and December 31, 2022, respectively. The ACL for loans to total loans ratio was 1.70% and 1.66% at June 30, 2023 and December 31, 2022, respectively.

The following tables present changes in the ACL for loans by portfolio classification, during the three months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2023	$37,725	$9,378	$4,453	$2,378	$712	$356	$55,002
Provision for credit losses on loans	1,852	(138)	265	75	(16)	5	2,043
Recoveries	—	84	—	—	2	3	89
Less: Charge-offs	—	220	—	—	—	15	235
Ending Balance at June 30, 2023	$39,577	$9,104	$4,718	$2,453	$698	$349	$56,899

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2022	$33,936	$8,950	$3,518	$1,322	$454	$244	$48,424
Provision for credit losses on loans	1,443	(93)	149	580	97	19	2,195
Recoveries	—	86	—	—	3	5	94
Less: Charge-offs	—	5	—	—	—	5	10
Ending Balance at June 30, 2022	$35,379	$8,938	$3,667	$1,902	$554	$263	$50,703

The following tables present changes in the ACL for loans by portfolio classification, during the six months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$36,564	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses for loans	3,013	300	757	198	60	33	4,361
Recoveries	—	211	—	—	5	6	222
Less: Charge-offs	—	303	—	—	—	21	324
Ending Balance at June 30, 2023	$39,577	$9,104	$4,718	$2,453	$698	$349	$56,899

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses for loans	3,532	(636)	(423)	497	82	(32)	3,020
Recoveries	—	110	—	—	7	10	127
Less: Charge-offs	—	110	—	—	—	38	148
Ending Balance at June 30, 2022	$35,379	$8,938	$3,667	$1,902	$554	$263	$50,703

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $5.0 million at June 30, 2023 and $4.3 million at December 31, 2022. Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of June 30, 2023.

Other real estate owned ("OREO")

The Company carried no OREO at June 30, 2023 and December 31, 2022.

At June 30, 2023, the Company had $1.1 million in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions. The Company had no such loans at December 31, 2022.

(5)Leases

As of June 30, 2023, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Lease expense for the three and six months ended June 30, 2023 amounted to $397 thousand and $801 thousand, respectively, compared to $400 thousand and $816 thousand for the three and six months ended June 30, 2022, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at June 30, 2023 and June 30, 2022 was 29.0 years and 29.9 years, respectively. The weighted average discount rate was 3.51% at June 30, 2023 and 3.45% at June 30, 2022.
At June 30, 2023, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2023 (six remaining months)	$721
2024	1,435
2025	1,441
2026	1,452
2027	1,454
Thereafter	32,346
Total lease payments	38,849
Less: Imputed interest	14,701
Total lease liability	$24,148

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-interest checking	$1,273,968	$1,361,588
Interest-bearing checking	701,701	678,715
Savings	310,321	326,666
Money market	1,373,816	1,381,645
CDs $250,000 or less	244,114	187,758
CDs greater than $250,000	171,678	99,434
Deposits	$4,075,598	$4,035,806

All of the Company's deposits outstanding at both June 30, 2023 and December 31, 2022 were customer deposits, and the Company had no brokered deposits at either June 30, 2023 or December 31, 2022. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced Federal Deposit

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Insurance Corporation ("FDIC") deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $796.8 million and $589.7 million at June 30, 2023 and December 31, 2022, respectively.

(7)Borrowed Funds and Subordinated Debt

Borrowed funds at June 30, 2023 and December 31, 2022 are summarized, as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	Rate	Balance	Rate
Over 5 years	$3,334	1.52%	$3,216	1.55%
Total borrowed funds	$3,334	1.52%	$3,216	1.55%

The Company's borrowed funds at June 30, 2023 and December 31, 2022 were comprised of FHLB advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as a small portion of borrowed funds from the New Hampshire Business Finance Authority borrowing under a New Hampshire community development program.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.3 million at June 30, 2023 and $59.2 million at December 31, 2022. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

(8)    Derivatives and Hedging Activities

For further information on the Company's derivatives and hedging activities, see Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values at the periods presented:

	June 30, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$50,000	$260	$—	$—
Total derivatives designated as hedging instruments	$50,000	$260	$—	$—

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,652	$753
Interest-rate contracts - pay fixed, receive floating	7,652	753	—	—
Risk participation agreements sold	—	—	46,910	81
Total derivatives not subject to hedge accounting	$7,652	$753	$54,562	$834

	December 31, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,777	$782
Interest-rate contracts - pay fixed, receive floating	7,777	782	—	—
Risk participation agreements sold	—	—	24,660	73
Total derivatives not subject to hedge accounting	$7,777	$782	$32,437	$855
__________________________________________
(1)     Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company had no derivatives designated as cash flow hedges at either June 30, 2023 or December 31, 2022.

Derivatives designated as hedging instruments

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of adverse interest-rate fluctuations on specifically identified assets or liabilities. The Company's fair value hedges are used to manage its exposure to changes in the fair value of hedged items caused by changes in interest rates.
During the second quarter of 2023, the Company entered into two pay fixed, receive float, interest rate swaps to hedge against fixed-rate commercial real estate loan pools. Each swap has a notional value of $25.0 million and a term of two years. At June 30, 2023, these interest rate swaps were designated as fair value hedges and involve the net settlement of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Derivatives not subject to hedge accounting

Interest-rate Contracts

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at June 30, 2023 and December 31, 2022. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the six months ended June 30, 2023 or June 30, 2022.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At June 30, 2023 and December 31, 2022, all back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company enters into risk participation agreements ("RPAs") for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPAs and the customers' loan are secured by the same collateral.

Credit Risk

The Company had two active interest-rate swap institutional counterparties which were rated A and A+ by Standard & Poor's and A2 by Moody's, at June 30, 2023. When the Company has credit risk exposure, collateral is posted by counterparties. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets. At June 30, 2023, the Company had $991 thousand credit risk exposure relating to interest-rate swaps with counterparties and the cash collateral posted by counterparties amounted to $390 thousand. At December 31, 2022, the Company had credit risk exposure relating to interest-rate swaps with counterparties of $708 thousand and the cash collateral posted by counterparties amounted to $20 thousand.

Credit-risk-related Contingent Features

There have been no material changes to the credit-risk-related contingent provisions contained within the Company's interest-rate swaps with counterparties since December 31, 2022. As of June 30, 2023, the fair value of derivatives related to these agreements was at a net asset position of $991 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2023, has not posted collateral related to these agreements.

Other Derivative Related Activity

At both June 30, 2023 and December 31, 2022, the Company had one participation loan for which the originating bank utilizes a back-to-back interest-rate swap structure and the Company has assumed a contingent liability commensurate with its participation percentage in the loan. At June 30, 2023, management considers the risk of material swap loss exposure related to

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
this participation loan to be unlikely based on the borrower's financial and collateral strength.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At June 30, 2023 and December 31, 2022, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

As of June 30, 2023 and December 31, 2022, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III capital guidelines.

The Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2023 and December 31, 2022 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
The Company
Total Capital to risk-weighted assets ("RWA")	$495,246	13.37%	$296,233	8.00%	N/A	N/A
Tier 1 Capital to RWA	389,427	10.52%	222,174	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	389,427	8.62%	180,715	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	389,427	10.52%	166,631	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$494,658	13.36%	$296,233	8.00%	$370,291	10.00%
Tier 1 Capital to RWA	448,179	12.10%	222,174	6.00%	296,233	8.00%
Tier 1 Capital to AA, Leverage Ratio	448,179	9.92%	180,715	4.00%	225,894	5.00%
Common Equity Tier 1 Capital to RWA	448,179	12.10%	166,631	4.50%	240,689	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
The Company
Total Capital to RWA	$476,307	13.49%	$282,567	8.00%	N/A	N/A
Tier 1 Capital to RWA	372,817	10.56%	211,926	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	372,817	8.10%	184,194	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	372,817	10.56%	158,944	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$475,668	13.47%	$282,567	8.00%	$353,209	10.00%
Tier 1 Capital to RWA	431,359	12.21%	211,926	6.00%	282,567	8.00%
Tier 1 Capital to AA, Leverage Ratio	431,359	9.37%	184,194	4.00%	230,243	5.00%
Common Equity Tier 1 Capital to RWA	431,359	12.21%	158,944	4.50%	229,586	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of June 30, 2023, and December 31, 2022. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2023. At June 30, 2023, the capital conservation buffer amounted to $92.6 million for both the Company and the Bank.

(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2023			Three months ended June 30, 2022
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$(17,505)	$3,986	$(13,519)	$(41,404)	$9,326	$(32,078)
Less: net security losses reclassified into non-interest income	(2,419)	534	(1,885)	—	—	—
Net change in fair value of debt securities	(15,086)	3,452	(11,634)	(41,404)	9,326	(32,078)

Total other comprehensive loss, net	$(15,086)	$3,452	$(11,634)	$(41,404)	$9,326	$(32,078)

	Six months ended June 30, 2023			Six months ended June 30, 2022
(Dollars in thousands)	Pre-Tax	Tax (Expense) Benefit	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$8,655	$(1,926)	$6,729	$(98,378)	$22,166	$(76,212)
Less: net security (losses) gains reclassified into non-interest income	(2,419)	534	(1,885)	1,062	(234)	828
Net change in fair value of debt securities	11,074	(2,460)	8,614	(99,440)	22,400	(77,040)

Total other comprehensive income (loss), net	$11,074	$(2,460)	$8,614	$(99,440)	$22,400	$(77,040)

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended June 30, 2023		Three months ended June 30, 2022
(Dollars in thousands)	Unrealized Losses on Debt Securities	Total	Unrealized Losses on Debt Securities	Total
Accumulated other comprehensive loss - beginning balance	$(75,959)	$(75,959)	$(40,300)	$(40,300)
Total other comprehensive loss, net	(11,634)	(11,634)	(32,078)	(32,078)
Accumulated other comprehensive loss - ending balance	$(87,593)	$(87,593)	$(72,378)	$(72,378)

	Six months ended June 30, 2023		Six months ended June 30, 2022
(Dollars in thousands)	Unrealized Losses on Debt Securities	Total	Unrealized Gains (Losses) on Debt Securities	Total
Accumulated other comprehensive loss - beginning balance	$(96,207)	$(96,207)	$4,662	$4,662
Total other comprehensive income (loss), net	8,614	8,614	(77,040)	(77,040)
Accumulated other comprehensive loss - ending balance	$(87,593)	$(87,593)	$(72,378)	$(72,378)

(11)Stock-Based Compensation

There have been no material changes to The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan (the "2016 Plan") since December 31, 2022. As of June 30, 2023, 369,178 shares of Company common stock remained available for future grants under the 2016 Plan.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Total stock-based compensation expense was $629 thousand and $1.2 million for the three and six months ended June 30, 2023, compared to $637 thousand and $1.1 million for the three and six months ended June 30, 2022.

Stock Option Awards

The Company issued no stock options during the six months ended June 30, 2023. The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the prior period:

Six months ended
June 30, 2022
Options granted	17,060
Term in years	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%
Expected dividend yield	3.05%
Expected life in years	6.5
Risk-free interest-rate	2.20%
Weighted average market price on date of grants	$38.57
Per share weighted average fair value	$14.40
Fair value as a percentage of market value at grant date	37%
Options granted during the first six months of 2022 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $46 thousand and $96 thousand for the three and six months ended June 30, 2023, respectively, compared to $52 thousand and $100 thousand for the three and six months ended June 30, 2022, respectively.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Six months ended June 30,
Restricted Stock Awards (number of underlying shares)	2023	2022
Two-year vesting	9,915	8,823
Four-year vesting	32,719	22,116
Performance-based vesting	31,270	22,254
Total restricted stock awards granted	73,904	53,193
Weighted average grant date fair value	$32.04	$38.57

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $525 thousand and $932 thousand for the three and six months ended June 30, 2023, respectively, compared to $521 thousand and $881 thousand for the three and six months ended June 30, 2022, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock in Lieu of Directors' Fees

Non-employee members of the Company's Board of Directors (the "Board") may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $58 thousand and $123 thousand for the three and six months ended June 30, 2023, respectively, compared to $64 thousand and $134 thousand for the three and six months ended June 30, 2022, respectively.

(12)Earnings per Share

The table below presents basic earnings per share and the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	12,228,081	12,107,804	12,191,857	12,082,041
Dilutive shares	16,782	43,908	26,878	54,569
Diluted weighted average common shares outstanding	12,244,863	12,151,712	12,218,735	12,136,610

Stock options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares amounted to 105,719 and 48,373 for the three and six months ended June 30, 2023, respectively, compared to 48,662 and 34,473 for the three and six months ended June 30, 2022, respectively. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted stock awards amounted to 136,939 shares and 106,658 shares as of June 30, 2023 and December 31, 2022, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$706,953	$—	$706,953	$—
Equity securities	5,898	5,898	—	—
FHLB stock	2,404	—	2,404	—
Interest-rate swaps	1,013	—	1,013	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	954	—	—	954

Liabilities measured on a recurring basis:
Interest-rate swaps	$753	$—	$753	$—
RPAs sold	81	—	81	—

	December 31, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$816,102	$—	$816,102	$—
Equity securities	4,269	4,269	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	782	—	782	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	740	—	—	740

Liabilities measured on a recurring basis:
Interest-rate swaps	$782	$—	$782	$—
RPAs sold	73	—	73	—

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

The fair values of derivative assets and liabilities, which are comprised of back-to-back swaps, fair value hedges and risk participation agreements, represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest-rate curves. The Company utilizes third-party vendors to provide valuations on its derivative assets and liabilities. Refer also to Note 8, "Derivatives and Hedging Activities," this Form 10-Q, contained above, for additional information on the Company's interest-rate swaps.

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
and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $371 thousand at June 30, 2023, compared to $298 thousand at December 31, 2022.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2023 and December 31, 2022:

	Fair Value
(Dollars in thousands)	June 30, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$954	$740	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
_______________________________
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

Financial instruments for which the fair value is disclosed but not recognized on the Company's Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	June 30, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,288,768	$3,112,928	$—	$—	$3,112,928
Financial liabilities:
CDs	415,792	410,528	—	410,528	—
Borrowed funds	3,334	2,217	—	2,217	—
Subordinated debt	59,340	53,366	—	53,366	—

	December 31, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,127,878	$2,952,778	$—	$—	$2,952,778
Financial liabilities:
CDs	287,192	281,800	—	281,800	—
Borrowed funds	3,216	2,006	—	2,006	—
Subordinated debt	59,182	55,407	—	55,407	—

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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2023 and June 30, 2022 is as follows:

	Six months ended June 30,
(Dollars in thousands)	2023	2022
Supplemental financial data:
Cash paid for: interest	$16,187	$2,924
Cash paid for: income taxes	7,786	9,101
Cash paid for: lease liability	686	682
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 8, 2023.

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
•the effects of declines in housing prices in the United States and our market areas
•declines in commercial real estate prices;
•the persistence of the current inflationary environment in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
•increases in unemployment rates in the United States and our market areas;
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
•uncertainty regarding United States fiscal debt and budget matters, severe weather, natural disasters, acts of war or terrorism or other external events;
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

Overview

Executive Summary

The Company operates with a long-term outlook, which is focused on organic growth, supported by continually investing in our people, products, services, technology, and branches.

Key Financial Highlights
Key financial results at or for the three months ended June 30, 2023 are as follows:
•Net income amounted to $9.7 million, or $0.79 per diluted common share, compared to $8.2 million, or $0.67 per diluted common share, for the three months ended June 30, 2022, compared to $10.8 million, or $0.88 per diluted common share, for the three months ended March 31, 2023.
•Included in pre-tax income were $3.4 million in Employee Retention Credits ("ERC"), which the Company recorded as a reduction to salary and benefits expense, a loss on the sale of debt securities of $2.4 million and a provision for credit losses of $2.3 million.
•On balance sheet liquidity remained strong at June 30, 2023 with cash and cash equivalents amounting to $258.8 million, while wholesale borrowings amounted to only $3.3 million.
•Total investment securities at fair value amounted to $712.9 million at June 30, 2023, compared to $830.9 million at March 31, 2023, a decrease of $118.0 million, or 14%. The decrease was attributable principally to the sale of debt securities during the period and, to a lesser extent, principal pay downs, calls and maturities.
•Total loans amounted to $3.35 billion, an increase of $115.5 million, or 4%, compared to March 31, 2023. Loans outstanding have increased 9% compared to June 30, 2022.
•Total customer deposits amounted to $4.08 billion, an increase of $59.4 million, or 1%, compared to March 31, 2023. Customer deposits have increased 1% compared to June 30, 2022.
•As part of its asset liability management strategy, the Company undertook the initiatives noted below to increase asset sensitivity and enhance future earnings.
◦The Company sold $84.8 million in debt securities and reinvested the proceeds into higher yielding short-term investments.
◦The Company entered into two, pay fixed, receive float, interest rate swaps to hedge against fixed-rate commercial real estate loan pools. Each swap has a notional value of $25.0 million and a term of two years.
◦The Company estimates that these initiatives provide an annualized increase to interest income of approximately $2.0 million, based on interest rates and balances outstanding at June 30, 2023.

Liquidity & Funding Capacity
All balances and ratios presented in this section are at June 30, 2023 unless otherwise indicated.
•Overnight and short-term investment amounted to $208.8 million, which were reported on the Company's consolidated balance sheet as interest-earning deposits with banks.
•Uninsured deposits amounted to 36% of total deposits.
•Deposit balances that utilize third-party enhanced Federal Deposit Insurance Corporation ("FDIC") insured products amounted to $796.8 million. Additional capacity to utilize these enhanced FDIC insured products exceeds the Company's total deposits balance.
•There were no brokered deposits outstanding. Borrowed funds amounted to $3.3 million and related to the Company's participation in specific pass-through community development programs under the Federal Home Loan Bank of Boston ("FHLB") and, to a lesser extent, the New Hampshire Business Finance Authority.
•FHLB and Federal Reserve Bank of Boston secured borrowing capacity amounted to $1.1 billion.
•The Company has several brokered deposit relationships (unsecured borrowings) which management estimated could provide an additional $800.0 million in funding capacity.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three-month periods indicated:

	At or for the three months ended
(Dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Balance Sheet Data
Total cash and cash equivalents	$258,825	$215,693	$267,589	$413,688	$306,460
Total investment securities at fair value	712,851	830,895	820,371	831,030	866,580
Total loans	3,345,667	3,230,156	3,180,518	3,109,369	3,084,915
Allowance for credit losses	(56,899)	(55,002)	(52,640)	(51,211)	(50,703)
Total assets	4,502,344	4,441,896	4,438,333	4,529,820	4,417,447
Total deposits	4,075,598	4,016,156	4,035,806	4,138,038	4,016,814
Subordinated debt	59,340	59,261	59,182	59,102	59,039
Total shareholders' equity	307,490	311,318	282,267	272,193	285,110
Total liabilities and shareholders' equity	4,502,344	4,441,896	4,438,333	4,529,820	4,417,447

Wealth Management
Wealth assets under management	$1,009,386	$930,714	$891,451	$835,661	$849,536
Wealth assets under administration	$214,116	$206,569	$198,586	$185,977	$205,646

Shareholders' Equity Ratios
Book value per common share	$25.11	$25.47	$23.26	$22.44	$23.53
Dividends paid per common share	$0.230	$0.230	$0.205	$0.205	$0.205

Regulatory Capital Ratios
Total capital to risk weighted assets	13.37%	13.55%	13.49%	13.49%	13.38%
Tier 1 capital to risk weighted assets(1)	10.52%	10.64%	10.56%	10.52%	10.38%
Tier 1 capital to average assets	8.62%	8.47%	8.10%	7.89%	8.03%

Credit Quality Data
Non-performing loans	$7,647	$7,532	$6,122	$5,717	$6,321
Non-performing loans to total loans	0.23%	0.23%	0.19%	0.18%	0.20%
Non-performing assets to total assets	0.17%	0.17%	0.14%	0.13%	0.14%
ACL for loans to total loans	1.70%	1.70%	1.66%	1.65%	1.64%

Income Statement Data
Net interest income	$38,093	$39,971	$42,165	$39,779	$35,821
Provision for credit losses	2,268	2,736	1,861	1,000	2,409
Total non-interest income	2,819	4,757	4,210	4,525	4,132
Total non-interest expense	25,623	28,040	28,167	27,537	26,853
Income before income taxes	13,021	13,952	16,347	15,767	10,691
Provision for income taxes	3,337	3,184	4,041	3,805	2,530
Net income	$9,684	$10,768	$12,306	$11,962	$8,161

Income Statement Ratios
Diluted earnings per common share	$0.79	$0.88	$1.01	$0.98	$0.67
Return on average total assets	0.88%	0.99%	1.08%	1.05%	0.76%
Return on average shareholders' equity	12.63%	14.67%	18.08%	16.47%	11.24%
Net interest margin (tax-equivalent)(2)	3.55%	3.76%	3.81%	3.61%	3.45%
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

Results of Operations for the three months ended June 30, 2023 and June 30, 2022

Unless otherwise indicated, the reported results are for the three months ended June 30, 2023 with the "prior year period" being the three months ended June 30, 2022. Average yields are presented on an annualized tax equivalent basis.

Net Income
Net income for the three months ended June 30, 2023, amounted to $9.7 million, an increase of $1.5 million, or 19%, compared to the three months ended June 30, 2022.
•The increase in net income during the period was due primarily to an increase in net interest income of $2.3 million and a decrease in non-interest expense of $1.2 million, partially offset by a decrease in non-interest income of $1.3 million. The components of the increase in net income are detailed below.

Net Interest Income
Net interest income for the three months ended June 30, 2023, amounted to $38.1 million, an increase of $2.3 million, or 6%, compared to the three months ended June 30, 2022.
•The increase in net interest income during the period was due largely to increases in loan interest income of $9.7 million and other interest-earning asset income of $1.5 million, partially offset by an increase in deposit interest expense of $9.0 million, due primarily to higher market interest rates over the comparable periods and increased competition for deposits from bank and non-bank alternatives.

Net Interest Margin
Three months ended – June 30, 2023 compared to June 30, 2022
Tax-equivalent net interest margin ("net interest margin") (non-GAAP) was 3.55% for the three months ended June 30, 2023, compared to 3.45% for the three months ended June 30, 2022.
Net interest margin compared to the prior year quarter was impacted by the following factors:
•Average interest-earning deposits with banks decreased $58.3 million, or 28%, while the yield increased 413 basis points. The decrease in average balance resulted primarily from funding loan growth, partially offset by a decrease in average debt securities and an increase in average total deposits. The increase in yield reflected a significant increase in market interest rates during the period.
•Average debt securities decreased $54.3 million, or 6%, while the tax-equivalent yield increased 20 basis points. The decrease in average balance resulted from principal pay-downs, calls, maturities and sales of debt securities during the three months ended June 30, 2023, with funds redeployed into higher yielding interest earning deposits.
•Average loan balances increased $248.5 million, or 8%, and the tax-equivalent yield increased 86 basis points. The increase in loan yields resulted primarily from increases in market interest rates during the period.
•Average total deposits increased $94.6 million, or 2%, and the yield increased 90 basis points from increases in market interest rates, a shift in deposit mix to higher-yielding products and competition from bank and non-bank alternatives. The yield increases occurred principally over the last nine months.

Refer to the Company's Form 10-Q for the quarterly period ended March 31, 2023, filed with the SEC on May 9, 2023, for further disclosure on the calculation of adjusted margin for the respective period.
Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$9,671	$2,719	$6,952
Investment securities (tax-equivalent)	177	(287)	464
Other interest-earning assets(1)	1,524	(135)	1,659
Total interest-earning assets (tax-equivalent)	11,372	2,297	9,075
Interest expense
Interest checking, savings and money market	6,424	12	6,412
Certificates of deposit	2,597	382	2,215
Borrowed funds	17	9	8
Subordinated debt	50	4	46
Total interest-bearing funding	9,088	407	8,681
Change in net interest income (tax-equivalent)	$2,284	$1,890	$394
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2023 and 2022:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2023			Three months ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,268,586	$41,930	5.14%	$3,020,113	$32,259	4.28%
Investment securities(3) (tax equivalent)	917,965	5,189	2.26%	969,563	5,012	2.07%
Other interest-earning assets(4)	155,934	1,917	4.93%	214,167	393	0.74%
Total interest-earnings assets (tax equivalent)	4,342,485	49,036	4.53%	4,203,843	37,664	3.59%
Other assets	92,909			115,413
Total assets	$4,435,394			$4,319,256

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,351,011	6,880	1.17%	$2,296,268	456	0.08%
CDs	393,387	2,812	2.87%	198,766	215	0.43%
Borrowed funds	4,595	30	2.58%	2,961	13	1.73%
Subordinated debt(5)	59,293	867	5.85%	59,021	817	5.54%
Total interest-bearing funding	2,808,286	10,589	1.51%	2,557,016	1,501	0.24%
Non-interest checking	1,269,339	—	—%	1,424,132	—	—%
Total deposits, borrowed funds and subordinated debt	4,077,625	10,589	1.04%	3,981,148	1,501	0.15%
Other liabilities	50,113			46,945
Total liabilities	4,127,738			4,028,093
Stockholders' equity	307,656			291,163
Total liabilities and stockholders' equity	$4,435,394			$4,319,256

Net interest-rate spread (tax equivalent)			3.02%			3.35%
Net interest income (tax equivalent)		38,447			36,163
Net interest margin (tax equivalent)			3.55%			3.45%
Less tax equivalent adjustment		354			342
Net interest income		$38,093			$35,821
Net interest margin			3.52%			3.42%
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

Provision for Credit Losses
The provision for credit losses for the three months ended June 30, 2023, amounted to $2.3 million, compared to $2.4 million for the three months ended June 30, 2022.
•The provision expense for the second quarter of 2023 resulted mainly from an increase in loans outstanding and, to a lesser extent, an increase in off balance sheet commitments during the period.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL ,see "Asset Quality" and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the three months ended June 30, 2023, amounted to $2.8 million, a decrease of $1.3 million, or 32%, compared to the three months ended June 30, 2022.
•Non-interest income for the three months ended June 30, 2023 included losses on sales of debt securities of $2.4 million and gains on equity securities of $189 thousand. Non-interest income during the three months ended June 30, 2022 had no losses on sales of debt securities and losses on equity securities of $429 thousand.
•Excluding the items above, non-interest income increased $487 thousand, or 11%, due primarily to an increase in deposit and interchange fees of $295 thousand.

Non-Interest Expense
Non-interest expense for the three months ended June 30, 2023, amounted to $25.6 million, a decrease of $1.2 million, or 5%, compared to the three months ended June 30, 2022. The decrease resulted primarily from a decrease in salaries and employee benefits of $1.6 million, due primarily to the receipt of $3.4 million in ERC, which were recorded as a reduction to salary and benefits expense.
•Excluding the ERC, non-interest expense increased $2.2 million, or 8%, due primarily to an increase in salaries and benefits of $1.8 million, or 10%.
•The increase in non-interest expense, excluding the ERC, was impacted by increases in advertising and public relations expenses of $244 thousand and deposit insurance premiums of $249 thousand, partially offset by a decrease in technology and telecommunications expenses of $283 thousand.

Income Taxes
The effective tax rate for the three months ended June 30, 2023, was 25.6%, compared to 23.7% for the three months ended June 30, 2022. The increase in the effective rate for the current quarter compared to the prior year quarter resulted primarily from the transfers of funds from the Bank's investment subsidiary corporations and a partially non-deductible loss on the sale of debt securities. The Company established a valuation allowance against the capital loss carryforward deferred tax asset which resulted from the sale of securities.

Results of Operations for the six months ended June 30, 2023 and June 30, 2022

Unless otherwise indicated, the reported results are for the six months ended June 30, 2023 with the "prior year period," being the six months ended June 30, 2022. Average yields are presented on an annualized tax equivalent basis.

Net Income
Net income for the six months ended June 30, 2023, amounted to $20.5 million, an increase of $2.0 million, or 11%, compared to the six months ended June 30, 2022.
•The increase in net income during the current period was due primarily to an increase in net interest income of $8.2 million, partially offset by an increase in the provision for credit losses of $2.1 million and a decrease in non-interest income of $2.2 million. The components of the increase in net income are detailed below.

Net Interest Income
Net interest income for the six months ended June 30, 2023, amounted to $78.1 million, an increase of $8.2 million, or 12%, compared to the six months ended June 30, 2022.
•The increase in net interest income during the current period was due largely to increases in loan interest income of $18.5 million and other interest-earning asset income of $3.6 million, partially offset by an increase in deposit interest expense of $14.4 million.
Net Interest Margin
Six months ended – June 30, 2023 compared to June 30, 2022
Net interest margin was 3.65% for the six months ended June 30, 2023, compared to 3.36% for the six months ended June 30, 2022.
Net interest margin compared to the prior year was impacted by the following factors:
•Average interest-earning deposits with banks decreased $121.4 million, or 41%, while the yield increased 426 basis points. The decrease in average balance resulted primarily from funding loan growth, partially offset by a decrease in average debt securities and an increase in average total deposits. The increase in yield reflected a significant increase in market interest rates since the prior period.
•Average debt securities decreased $33.4 million, or 3%, while the tax-equivalent yield increased 21 basis points. The decrease in average balance resulted from principal pay-downs, calls, maturities and sales of debt securities during the six months ended June 30, 2023, with funds redeployed into higher yielding interest-earning deposits.
•Average loan balances increased $268.9 million, or 9%, and the tax-equivalent yield increased 79 basis points. The increase in loan yields resulted primarily from increases in market interest rates during the period.
•Average total deposits increased $78.7 million, or 2%, and the yield increased 72 basis points from increases in market interest rates, a shift in deposit mix to higher-yielding products and competition from bank and non-bank alternatives. The yield increases occurred principally over the last nine months.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax equivalent)	$18,545	$5,833	$12,712
Investment securities (tax equivalent)	656	(334)	990
Other interest-earning assets(1)	3,551	(325)	3,876
Total interest-earning assets (tax equivalent)	22,752	5,174	17,578

Interest expense
Interest checking, savings and money market	10,150	7	10,143
CDs	4,258	613	3,645
Borrowed funds	16	2	14
Subordinated debt	99	7	92
Total interest-bearing funding	14,523	629	13,894
Change in net interest income (tax equivalent)	$8,229	$4,545	$3,684
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2023 and 2022:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2023			Six months ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax equivalent)	$3,234,901	$81,609	5.08%	$2,965,998	$63,064	4.29%
Investment securities(3) (tax equivalent)	927,620	10,489	2.26%	958,211	9,833	2.05%
Other interest-earning assets(4)	177,219	4,125	4.69%	298,409	574	0.39%
Total interest-earnings assets (tax equivalent)	4,339,740	96,223	4.47%	4,222,618	73,471	3.50%
Other assets	89,762			134,683
Total assets	$4,429,502			$4,357,301

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,352,978	10,985	0.94%	$2,333,587	835	0.07%
CDs	365,529	4,694	2.59%	200,723	436	0.44%
Borrowed funds	3,904	42	2.17%	3,608	26	1.46%
Subordinated debt(5)	59,253	1,734	5.85%	59,006	1,635	5.54%
Total interest-bearing funding	2,781,664	17,455	1.26%	2,596,924	2,932	0.23%
Non-interest checking	1,293,303	—	—%	1,398,840	—	—%
Total deposits, borrowed funds and subordinated debt	4,074,967	17,455	0.86%	3,995,764	2,932	0.15%
Other liabilities	51,880			50,051
Total liabilities	4,126,847			4,045,815
Stockholders' equity	302,655			311,486
Total liabilities and stockholders' equity	$4,429,502			$4,357,301

Net interest-rate spread (tax equivalent)			3.21%			3.27%
Net interest income (tax equivalent)		78,768			70,539
Net interest margin (tax equivalent)			3.65%			3.36%
Less tax equivalent adjustment		704			685
Net interest income		$78,064			$69,854
Net interest margin			3.62%			3.33%
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

Provision for Credit Losses
The provision for credit losses for the six months ended June 30, 2023, amounted to $5.0 million, an increase of $2.1 million, compared to the six months ended June 30, 2022.
•The increase in the provision for credit losses resulted primarily from growth in the Company's loan portfolio and off-balance sheet commitments and, to a lesser extent, an increased probability and severity of forecasted economic conditions in our allowance model.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL for loan, see "Asset Quality" and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the six months ended June 30, 2023, amounted to $7.6 million, a decrease of $2.2 million, or 22%, compared to the six months ended June 30, 2022.
•Non-interest income for the six months ended June 30, 2023 included losses on sales of debt securities of $2.4 million and gains on equity securities of $173 thousand. Non-interest income during the six months ended June 30, 2022 had gains on sales of debt securities of $1.1 million and losses on equity securities of $495 thousand.
•Excluding the items above, non-interest income increased $661 thousand, or 7%, due primarily to increases in deposit and interchange fees of $541 thousand.

Non-Interest Expense
Non-interest expense for the six months ended June 30, 2023, amounted to $53.7 million, an increase of $1.1 million, or 2%, compared to the six months ended June 30, 2022.
•Non-interest expense for the six months ended June 30, 2023 included $3.6 million in ERC, which were recorded as a reduction to salary and benefits expense. Excluding the ERC, non-interest expense increased $4.7 million, or 9%, primarily due to an increase in salaries and benefits, excluding ERC, of $3.8 million, or 11%.
•The increase in non-interest expense, excluding the ERC, was also impacted by increases in advertising and public relations expenses of $258 thousand, deposit insurance premiums of $368 thousand and other operating expenses of $341 thousand.

Income Taxes
The effective tax rate for the six months ended June 30, 2023, was 24.2%, compared to 23.2% for the six months ended June 30, 2022. The increase in the effective tax rate for the current year compared to the prior year resulted primarily from the transfers of funds from the Bank's investment subsidiary corporations and a partially non-deductible loss on the sale of debt securities. The Company established a valuation allowance against the capital loss carryforward deferred tax asset which resulted from the sale of securities.

Financial Condition

Total assets amounted to $4.50 billion at June 30, 2023, compared to $4.44 billion at December 31, 2022, representing an increase of $64.0 million, or 1%. The balance sheet composition and changes since December 31, 2022, are discussed below.

Cash and cash equivalents

Cash and cash equivalents at June 30, 2023 decreased $8.8 million since December 31, 2022. At both June 30, 2023 and December 31, 2022, cash and cash equivalents amounted to 6% of total assets. The decrease was due primarily to the funding of loan growth, partially offset by sales of debt securities, investment cash flows and deposit growth.

Investments

At June 30, 2023, the fair value of the investment securities portfolio amounted to $712.9 million, a decrease of $107.5 million, or 13%, since December 31, 2022. The investment securities portfolio at fair value represented 16% and 18% of total assets at June 30, 2023 and December 31, 2022, respectively. The decrease was attributable principally to sales of debt securities and, to a lesser extent, principal pay downs, calls and maturities. Debt security sales during the three and six months ended June 30, 2023 were made in order to improve the Company's balance sheet positioning and enhance future earnings. As of June 30, 2023 and December 31, 2022, the Company's investment securities portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the six months ended June 30, 2023, the Company purchased no debt securities, had principal pay-downs, calls and maturities totaling $32.4 million, and sold debt securities with an amortized cost of approximately $87.2 million realizing net losses on sales of $2.4 million.

Net unrealized losses on the debt securities portfolio amounted to $113.1 million at June 30, 2023, compared to $124.1 million at December 31, 2022. The Company attributes the change in net unrealized losses compared to December 31, 2022 to changes in market interest rates during the period.

The mix of investment securities remained relatively unchanged at June 30, 2023 compared to December 31, 2022. The effective duration of the debt securities portfolio at June 30, 2023 was approximately 5.1 years compared to 5.0 years at December 31, 2022.

Loans

As of June 30, 2023, total loans increased $165.1 million, or 5%, compared to December 31, 2022. The mix of loans within the Company's loan portfolio remained relatively unchanged and commercial loans amounted to 87% of total loans at both June 30, 2023 and December 31, 2022.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans:

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$2,009,263	60%	$1,921,410	61%	$1,865,198	60%
Commercial and industrial	420,095	13%	414,490	13%	422,006	14%
Commercial construction	487,018	15%	424,049	13%	385,752	13%
SBA PPP	—	—%	—	—%	15,288	—%
Total commercial loans	2,916,376	88%	2,759,949	87%	2,688,244	87%
Residential mortgages	346,523	10%	332,632	10%	307,131	10%
Home equity	74,374	2%	79,807	3%	81,648	3%
Consumer	8,394	—%	8,130	—%	7,892	—%
Total retail loans	429,291	12%	420,569	13%	396,671	13%
Total loans	3,345,667	100%	3,180,518	100%	3,084,915	100%
Allowance for credit losses	(56,899)		(52,640)		(50,703)
Net loans	$3,288,768		$3,127,878		$3,034,212

As of June 30, 2023, and compared to December 31, 2022,

•Commercial real estate loans increased $87.9 million, or 5%.
•Commercial and industrial loans increased by $5.6 million, or 1%.
•Commercial construction loans increased by $63.0 million, or 15%. The increase was due primarily to strong demand from existing customers partially driven by low housing inventory.
•Total retail loans increased by $8.7 million, or 2%.

At June 30, 2023, commercial loan balances participated out to various banks amounted to $68.9 million, compared to $59.1 million at December 31, 2022. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $107.6 million and $94.8 million at June 30, 2023 and December 31, 2022, respectively. See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q above for information on loans serviced for others and loans pledged as collateral.

Asset Quality

The following table sets forth information regarding the Company's loan portfolio asset quality at the dates indicated:

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Non-accrual loan summary:
Commercial real estate	$4,609	$3,355	$4,367
Commercial and industrial	988	730	1,223
Commercial construction	—	294	—
Residential mortgages	1,546	1,532	501
Home equity	504	211	230
Consumer	—	—	—
Total non-performing loans	7,647	6,122	6,321
Total loans	$3,345,667	$3,180,518	$3,084,915
Delinquent loans 60-89 days past due and still accruing	$3,509	$1,307	$1,334
Loans 60-89 days past due and still accruing to total loans	0.10%	0.04%	0.04%
Non-performing loans to total loans	0.23%	0.19%	0.20%
Non-performing assets to total assets	0.17%	0.14%	0.14%
Allowance for credit losses for loans	$56,899	$52,640	$50,703
Allowance for credit losses for loans to non-performing loans	744.07%	859.85%	802.14%
Allowance for credit losses for loans to total loans	1.70%	1.66%	1.64%

The Company had no OREO at June 30, 2023, December 31, 2022 or June 30, 2022, and therefore non-performing loans were the only component of non-performing assets.

At June 30, 2023 and December 31, 2022, adversely classified loans amounted to $42.1 million and $47.0 million, respectively. Adversely classified loans that were performing amounted to $34.5 million and $40.9 million at June 30, 2023 and December 31, 2022, respectively. Adversely classified loans in non-accrual status amounted to $7.6 million and $6.1 million at June 30, 2023 and December 31, 2022, respectively.

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

ACL for loans activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the six-month periods indicated:

	Six months ended
(Dollars in thousands)	June 30, 2023	June 30, 2022
Provision for credit losses on loans	$4,361	$3,020
Provision for unfunded commitments	643	(81)
Total provision for credit losses	$5,004	$2,939

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$52,640	$47,704

Provision for credit losses for loans	4,361	3,020
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	211	110
Commercial construction	—	—
Residential mortgages	—	—
Home equity	5	7
Consumer	6	10
Total recovered	222	127
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	303	110
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	21	38
Total charged-off	324	148

Net loans charged-off	102	21
Ending balance	$56,899	$50,703
Annualized net loans (recovered) charged-off to average loans outstanding	0.01%	—%

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

The Company's reserve for unfunded commitments amounted to $5.0 million as of June 30, 2023 and $4.3 million at December 31, 2022. The provision for unfunded commitments for the three months ended June 30, 2023 amounted to $225 thousand compared to $214 thousand for the three months ended June 30, 2022. The provision for unfunded commitments for the six months ended June 30, 2023 amounted to $643 thousand compared to a benefit of $81 thousand. The increase in the provision for unfunded commitments resulted primarily from growth in the Company's off-balance sheet commitments.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of June 30, 2023.

Deposits

As of June 30, 2023, customer deposits increased $39.8 million, or 1%, since December 31, 2022. Checking account balances decreased $64.6 million, or 3%, money market and savings account balances decreased $24.2 million, or 1%, and certificates of deposit ("CD") account balances increased $128.6 million, or 45%, as customers sought higher yielding deposit products in the rising market rate environment.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Checking	$1,975,669	49%	$2,040,303	51%	$2,170,118	54%
Money markets and savings	1,684,137	41%	1,708,311	42%	1,628,181	40%
CDs	415,792	10%	287,192	7%	218,515	6%
Deposits	$4,075,598	100%	$4,035,806	100%	$4,016,814	100%

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal enhanced insurance products were $796.8 million and $589.7 million, at June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, uninsured deposits amounted to 36% of total deposits. Additional capacity to utilize these enhanced FDIC insured products exceeds the Company's total deposits balance at June 30, 2023. Additional capacity to utilize these third-party enhanced FDIC insured products exceeds the Company's total deposits balance.

Borrowed Funds

The Company had borrowed funds outstanding of $3.3 million at both June 30, 2023 and December 31, 2022, which were comprised of FHLB advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as a small portion of borrowed funds from a New Hampshire Business Finance Authority borrowing under a New Hampshire community development program linked to a commercial loan.

See also "Liquidity" below for additional information on borrowing capacity.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.3 million at June 30, 2023 compared to $59.2 million at December 31, 2022.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 above in this Form 10-Q, for further information regarding the Company's subordinated debt.

Shareholders' Equity

Total shareholders' equity amounted to $307.5 million at June 30, 2023, compared to $282.3 million at December 31, 2022, an increase of $25.2 million, or 9%. The increase was due primarily to an increase in retained earnings and a decrease in the accumulated other comprehensive loss, which resulted from an increase in the fair value of debt securities.

For the six months ended June 30, 2023 and June 30, 2022, the Company declared cash dividends of $5.6 million and $5.0 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 24,219 shares and 19,524 shares, totaling $746 thousand and $699 thousand, respectively.

On July 18, 2023, the Company announced a quarterly dividend of $0.23 per share to be paid on September 1, 2023 to shareholders of record as of August 11, 2023.

Derivatives and Hedging

In June of 2023, the Company entered into two pay fixed, receive float, interest rate swaps with a combined notional value of $50.0 million and maturities of two years. Under the interest rate swap agreements, the Company pays a combined fixed interest rate of 4.43% and receives the Secured Overnight Financing Rate. The fair value of these swaps, carried on the Company's Consolidated Balance Sheets as assets, was $260 thousand at June 30, 2023.

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $7.7 million at June 30, 2023 and $7.8 million at December 31, 2022. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $753 thousand at June 30, 2023 compared to $782 thousand at December 31, 2022.

The notional value of RPAs sold amounted to $46.9 million at June 30, 2023 and $24.7 million at December 31, 2022. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $81 thousand at June 30, 2023 and $73 thousand at December 31, 2022.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB and brokered deposits. In addition, the Company's secondary funding sources include uncommitted overnight federal fund purchase arrangements with correspondent banks and access to the FRB Discount Window. At June 30, 2023, the Bank had the capacity to borrow additional funds from the FHLB and FRB Discount Window of up to approximately $830.0 million and $310.0 million, respectively.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, potential recession in the United States and our market areas, continuation of recent uncertainty in the banking industry, changes in market interest rates, the persistence of the current inflationary environment in the United States and our market areas, increased competition for deposits and related changes in deposit customer behavior, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

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

The Company's total capital and tier 1 capital to risk weighted assets amounted to 13.37% and 10.52%, respectively, at June 30, 2023, compared to 13.49% and 10.56%, respectively, at December 31, 2022. The decreases were driven primarily by commercial loan growth, partially offset by an increase in retained earnings during the period.

Tier 1 capital to average assets amounted to 8.62% at June 30, 2023, compared to 8.10% at December 31, 2022. The increase was driven primarily by the increase in retained earnings noted above and a decrease in average assets.

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

Wealth assets under management and wealth assets under administration amounted to $1.0 billion and $214.1 million, respectively, at June 30, 2023, representing increases of $117.9 million, or 13%, and $15.5 million, or 8%, respectively, compared to December 31, 2022. The increase in assets under management resulted from an increase in market values as well as assets attracted through new and expanded client relationships.

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

The table below summarizes the results from and compares the percent change in net interest income to the rates unchanged scenario, assuming a static balance sheet, for a 24-month period at June 30, 2023 and December 31, 2022.

•In the 200 and 400 basis point increasing interest rate scenarios, net interest income was projected to be relatively flat in the first 24 months compared to an increase at December 31, 2022 primarily due to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity.
•In the 200 basis point decreasing interest rate scenario, the percent decrease in net interest income was lower compared to the results at December 31, 2022. At June 30, 2023, deposit yields increased above the lower levels experienced at December 31, 2022 when deposit yields were closer to zero. As deposit yields increase, it allows for a higher level of rate declines in the 200 basis point declining rate scenario, which improved net interest income sensitivity results.

(Dollars in thousands, except for percentage data)	June 30, 2023	December 31, 2022
Changes in interest rates	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	0.12%	1.20%
Rates Rise 200 Basis Points	(0.10)%	0.45%
Rates Unchanged	—%	—%
Rates Decline 200 Basis Points	(2.22)%	(5.34)%

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2023) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2023:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	1,410	$28.45	—	—
May	—	$—	—	—
June	240	$28.94	—	—
________________________________
(1)Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

Item 3 -Defaults upon Senior Securities

Not Applicable.

Item 4 -Mine Safety Disclosures

Not Applicable.

Item 5 -Other Information

During the three months ended June 30, 2023, no directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 8, 2023	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer