Form 10-Q
period 2023-09-30
ENTERPRISE BANCORP INC /MA/
filed 2023-11-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
     ☐ Yes ☒ No

As of October 31, 2023, there were 12,256,998 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$45,345	$36,901
Interest-earning deposits with banks	180,076	230,688
Total cash and cash equivalents	225,421	267,589
Investments:
Debt securities at fair value (amortized cost of $806,077 and $940,227, respectively)	672,894	816,102
Equity securities at fair value	6,038	4,269
Total investment securities at fair value	678,932	820,371
Federal Home Loan Bank ("FHLB") stock	2,403	2,343
Loans:
Total loans	3,404,014	3,180,518
Allowance for credit losses	(57,905)	(52,640)
Net loans	3,346,109	3,127,878
Premises and equipment, net	43,391	44,228
Lease right-of-use asset	24,979	24,923
Accrued interest receivable	18,572	17,117
Deferred income taxes, net	55,080	51,981
Bank-owned life insurance	65,106	64,156
Prepaid income taxes	2,548	683
Prepaid expenses and other assets	14,177	11,408
Goodwill	5,656	5,656
Total assets	$4,482,374	$4,438,333
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,060,403	$4,035,806
Borrowed funds	4,290	3,216
Subordinated debt	59,419	59,182
Lease liability	24,589	24,415
Accrued expenses and other liabilities	31,288	31,442
Accrued interest payable	2,686	2,005
Total liabilities	4,182,675	4,156,066
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,256,964 and 12,133,516 shares issued and outstanding, respectively	123	121
Additional paid-in capital	106,451	103,793
Retained earnings	296,291	274,560
Accumulated other comprehensive loss	(103,166)	(96,207)
Total shareholders' equity	299,699	282,267
Total liabilities and shareholders' equity	$4,482,374	$4,438,333
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest and dividend income:
Loans and loans held for sale	$44,501	$35,306	$125,855	$98,149
Investment securities	4,316	4,728	14,356	14,097
Other interest-earning assets	3,468	2,068	7,593	2,642
Total interest and dividend income	52,285	42,102	147,804	114,888
Interest expense:
Deposits	12,889	1,460	28,568	2,731
Borrowed funds	28	13	70	39
Subordinated debt	866	850	2,600	2,485
Total interest expense	13,783	2,323	31,238	5,255
Net interest income	38,502	39,779	116,566	109,633
Provision for credit losses	1,752	1,000	6,756	3,939
Net interest income after provision for credit losses	36,750	38,779	109,810	105,694
Non-interest income:
Wealth management fees	1,673	1,626	4,933	4,965
Deposit and interchange fees	1,987	2,045	6,330	5,847
Income on bank-owned life insurance, net	327	303	950	893
Net (losses) gains on sales of debt securities	—	—	(2,419)	1,062
Net gains on sales of loans	14	8	34	30
Losses on equity securities	(181)	(193)	(8)	(688)
Other income	666	736	2,242	2,143
Total non-interest income	4,486	4,525	12,062	14,252
Non-interest expense:
Salaries and employee benefits	19,159	18,915	53,815	53,450
Occupancy and equipment expenses	2,433	2,203	7,439	6,982
Technology and telecommunications expenses	2,626	2,599	7,937	8,154
Advertising and public relations expenses	592	510	2,077	1,737
Audit, legal and other professional fees	735	693	2,157	2,078
Deposit insurance premiums	654	391	1,944	1,313
Supplies and postage expenses	251	219	753	663
Other operating expenses	1,862	2,007	5,853	5,770
Total non-interest expense	28,312	27,537	81,975	80,147
Income before income taxes	12,924	15,767	39,897	39,799
Provision for income taxes	3,225	3,805	9,746	9,389
Net income	$9,699	$11,962	$30,151	$30,410

Basic earnings per share	$0.79	$0.99	$2.47	$2.51
Diluted earnings per share	$0.79	$0.98	$2.46	$2.50

Basic weighted average common shares outstanding	12,247,892	12,119,348	12,210,740	12,094,613
Diluted weighted average common shares outstanding	12,264,778	12,156,695	12,233,861	12,143,468
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$9,699	$11,962	$30,151	$30,410
Other comprehensive loss, net of tax
Net change in fair value of debt securities	(15,573)	(23,295)	(6,959)	(100,335)
Total other comprehensive loss, net of tax	(15,573)	(23,295)	(6,959)	(100,335)
Total comprehensive (loss) income, net	$(5,874)	$(11,333)	$23,192	$(69,925)

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2023	12,244,733	$122	$105,552	$289,409	$(87,593)	$307,490
Net income				9,699		9,699
Other comprehensive loss, net					(15,573)	(15,573)
Common stock dividend declared ($0.230 per share)				(2,817)		(2,817)
Common stock issued under dividend reinvestment plan	12,926	1	377			378
Common stock issued, other	244	—	6			6
Stock-based compensation, net	(415)	—	542			542
Net settlement for employee taxes on restricted stock and options	(1,625)	—	(49)			(49)
Stock options exercised, net	1,101	—	23			23
Balance at September 30, 2023	12,256,964	$123	$106,451	$296,291	$(103,166)	$299,699

Balance at June 30, 2022	12,115,924	$121	$102,108	$255,259	$(72,378)	$285,110
Net income				11,962		11,962
Other comprehensive loss, net					(23,295)	(23,295)
Common stock dividend declared ($0.205 per share)				(2,483)		(2,483)
Common stock issued under dividend reinvestment plan	11,297	—	354			354
Common stock issued, other	344	—	11			11
Stock-based compensation, net	61		553			553
Net settlement for employee taxes on restricted stock and options	(1,408)	—	(46)			(46)
Stock options exercised, net	1,235	—	27			27
Balance at September 30, 2022	12,127,453	$121	$103,007	$264,738	$(95,673)	$272,193

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				30,151		30,151
Other comprehensive loss, net					(6,959)	(6,959)
Common stock dividends declared ($0.690 per share)				(8,420)		(8,420)
Common stock issued under dividend reinvestment plan	37,145	1	1,123			1,124
Common stock issued, other	975	—	30			30
Stock-based compensation, net	79,166	1	1,823			1,824
Net settlement for employee taxes on restricted stock and options	(9,229)	—	(444)			(444)
Stock options exercised, net	15,391	—	126			126
Balance at September 30, 2023	12,256,964	$123	$106,451	$296,291	$(103,166)	$299,699

Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				30,410		30,410
Other comprehensive loss, net					(100,335)	(100,335)
Common stock dividends declared ($0.615 per share)				(7,433)		(7,433)
Common stock issued under dividend reinvestment plan	30,821	—	1,053			1,053
Common stock issued, other	1,195	—	41			41
Stock-based compensation, net	60,345	1	1,785			1,786
Net settlement for employee taxes on restricted stock and options	(9,136)	—	(332)			(332)
Stock options exercised, net	5,846	—	108			108
Balance at September 30, 2022	12,127,453	$121	$103,007	$264,738	$(95,673)	$272,193
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2023	2022
Cash flows from operating activities:
Net income	$30,151	$30,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,756	3,939
Depreciation and amortization	4,700	5,292
Stock-based compensation expense	1,735	1,724
Income on bank-owned life insurance, net	(950)	(893)
Net losses (gains) on sales of debt securities	2,419	(1,062)
Mortgage loans originated for sale	(2,047)	(1,263)
Proceeds from mortgage loans sold	2,081	1,293
Net gains on sales of loans	(34)	(30)
Net losses on equity securities	8	688
Changes in:
Net increase in other assets	(6,785)	(16,433)
Net decrease in other liabilities	(734)	(3,249)
Net cash provided by operating activities	37,300	20,416
Cash flows from investing activities:
Proceeds from sales of debt securities	84,779	32,715
Purchase of debt securities	—	(97,789)
Proceeds from maturities, calls and pay-downs of debt securities	46,258	68,149
Net purchases of equity securities	(1,777)	(2,718)
Net purchases of FHLB capital stock	(60)	(179)
Net increase in loans	(223,586)	(188,758)
Additions to premises and equipment, net	(3,169)	(3,415)
Net cash used in investing activities	(97,555)	(191,995)
Cash flows from financing activities:
Net increase in deposits	24,597	157,799
Net increase (decrease) in borrowed funds	1,074	(2,545)
Cash dividends paid, net of dividend reinvestment plan	(7,296)	(6,380)
Proceeds from issuance of common stock	30	41
Net settlement for employee taxes on restricted stock and options	(444)	(332)
Net proceeds from stock option exercises	126	108
Net cash provided by financing activities	18,087	148,691

Net decrease in cash and cash equivalents	(42,168)	(22,888)
Cash and cash equivalents at beginning of period	267,589	436,576
Cash and cash equivalents at end of period	$225,421	$413,688
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

The Bank's subsidiaries include Enterprise Wealth Services, LLC which was organized under the laws of the State of Delaware, to offer non-deposit investment products and services. In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws. In February 2023, the Bank organized the EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") under the laws of the State of Delaware. Otherwise, the services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment.

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this "Form 10-Q"), have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

The NMTC program provides federal tax incentives for investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTCs are available to investors over a seven-year period and are subject to recapture if certain events occur during such period. The Bank invested $3.7 million in the Investment Fund and anticipates receiving $4.8 million of federal tax credits over the next seven years (5% in each of the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
first three years, and 6% in each of the next four years). The underlying project is structured through a qualified CDE, which in turn has made loans to a qualified active low-income business. The Bank has no unfunded commitments associated with its NMTC investment.

The Company has elected to account for the tax equity investment using the proportional amortization method. Under this accounting method, the NMTC Investment Fund is not consolidated with the Company and, instead, the initial cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received over the allotment period. The investment is carried within the line "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet and the investment amortization expense and tax credits are presented on a net basis within the line "Provision for income taxes" on the Company's Consolidated Statements of Income. During the three and nine months ended September 30, 2023, the related amortization expense amounted to $143 thousand and $334 thousand, respectively, and the related tax credits amounted to $153 thousand and $459 thousand, respectively.

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

(f) Subsequent Events

The Company has evaluated subsequent events and transactions from September 30, 2023 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,008	$—	$62	$4,946
U.S. treasury securities	45,982	—	1,704	44,278
Federal agency collateralized mortgage obligations ("CMO")	407,415	—	78,193	329,222
Federal agency mortgage-backed securities ("MBS")	21,756	—	3,855	17,901
Taxable municipal securities	263,183	1	45,931	217,253
Tax-exempt municipal securities	46,724	1	1,394	45,331
Corporate bonds	4,054	—	188	3,866
Subordinated corporate bonds	11,955	—	1,858	10,097
Total debt securities, at fair value	$806,077	$2	$133,185	$672,894

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,014	$—	$37	$4,977
U.S. treasury securities	45,942	—	2,691	43,251
Federal agency CMO	474,777	3	67,798	406,982
Federal agency MBS	24,172	27	3,178	21,021
Taxable municipal securities	287,435	29	48,187	239,277
Tax-exempt municipal securities	84,457	66	870	83,653
Corporate bonds	6,480	—	186	6,294
Subordinated corporate bonds	11,950	—	1,303	10,647
Total debt securities, at fair value	$940,227	$125	$124,250	$816,102
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $4.0 million at both September 30, 2023 and December 31, 2022.

At September 30, 2023, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were primarily attributable to significant increases in market interest rates experienced over the last several quarters. Management concluded that no ACL for available-for-sale securities was necessary as of September 30, 2023 and anticipates they will mature or be called at par value.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,946	$62	$—	$—	$4,946	$62	1
U.S. treasury securities	—	—	44,278	1,704	44,278	1,704	6
Federal agency CMO	32,356	1,720	296,866	76,473	329,222	78,193	87
Federal agency MBS	1,614	60	16,287	3,795	17,901	3,855	11
Taxable municipal securities	4,033	666	212,220	45,265	216,253	45,931	251
Tax-exempt municipal securities	32,686	746	11,913	648	44,599	1,394	95
Corporate bonds	—	—	3,866	188	3,866	188	18
Subordinated corporate bonds	—	—	10,097	1,858	10,097	1,858	6
Total	$75,635	$3,254	$595,527	$129,931	$671,162	$133,185	475

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,977	$37	$—	$—	$4,977	$37	1
U.S. treasury securities	2,878	109	40,373	2,582	43,251	2,691	6
Federal agency CMO	164,391	13,004	233,051	54,794	397,442	67,798	102
Federal agency MBS	9,923	797	9,165	2,381	19,088	3,178	11
Taxable municipal securities	93,345	10,411	144,903	37,776	238,248	48,187	273
Tax-exempt municipal securities	66,277	870	—	—	66,277	870	112
Corporate bonds	6,294	186	—	—	6,294	186	31
Subordinated corporate bonds	6,206	743	4,440	560	10,646	1,303	6
Total	$354,291	$26,157	$431,932	$98,093	$786,223	$124,250	542

The contractual maturity distribution at September 30, 2023 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$58,578	$57,689
Due after one, but within five years	79,463	74,128
Due after five, but within ten years	262,618	216,464
Due after ten years	405,418	324,613
Total debt securities	$806,077	$672,894

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $127.5 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston ("FRB"). The fair value of debt securities pledged as collateral for these purposes was $661.6 million and $804.2 million at September 30, 2023 and December 31, 2022, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
During the three months ended September 30, 2023 and September 30, 2022, the Company had no sales of debt securities. Sales of debt securities during the nine months ended September 30, 2023, were made in order to improve the Company's balance sheet positioning and enhance future earnings. Sales of debt securities for the nine months ended September 30, 2023 and September 30, 2022 are summarized as follows:

	Nine months ended September 30,
(Dollars in thousands)	2023	2022
Amortized cost of debt securities sold (1)	$87,198	$31,653
Gross realized gains on sales	—	1,062
Gross realized losses on sales	(2,419)	—
Total proceeds from sales of debt securities	$84,779	$32,715
_________________________________________
(1)Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

The Company held equity securities with a fair value of $6.0 million at September 30, 2023 and $4.3 million at December 31, 2022. At September 30, 2023, the equity portfolio consisted of investments in broad-based equity index funds and common stock of entities in the financial services industry. The equity portfolio also included mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the three and nine months ended September 30, 2023 and September 30, 2022 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net losses recognized during the period on equity securities	$(181)	$(193)	$(8)	$(688)
Less: Net losses recognized on equity securities sold during the period	—	—	(29)	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the end of the period	$(181)	$(193)	$21	$(688)

(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial real estate	$2,032,458	$1,921,410
Commercial and industrial	425,334	414,490
Commercial construction	501,179	424,049
Total commercial loans	2,958,971	2,759,949

Residential mortgages	362,514	332,632
Home equity loans and lines	74,433	79,807
Consumer	8,096	8,130
Total retail loans	445,043	420,569
Total loans	3,404,014	3,180,518

ACL for loans	(57,905)	(52,640)
Net loans	$3,346,109	$3,127,878

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $5.5 million at September 30, 2023 and $5.2 million at December 31, 2022. Accrued interest receivable on loans amounted to $14.5 million and $13.1 million at September 30, 2023 and December 31, 2022, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $114.9 million at September 30, 2023 and $94.8 million at December 31, 2022. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Loans serviced for others

At September 30, 2023 and December 31, 2022, the Company was servicing residential mortgage loans owned by investors amounting to $8.1 million and $8.9 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $68.2 million and $59.1 million at September 30, 2023 and December 31, 2022, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial real estate	$521,370	$113,830
Residential mortgages	339,206	309,023
Home equity	34,062	39,724
Total loans pledged to FHLB	$894,638	$462,577

(4)ACL for Loans

Although there have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2022, during the quarter ended September 30, 2023, the Company made a minor modification to its ACL estimation process as described in Note 4 to the 2022 Annual Report on Form 10-K under the heading "loans collectively evaluated." The Company streamlined its allowance estimation process to collectively evaluate all non-impaired loans as one cohort segmented by loan type. Previously, the Company separately evaluated non-classified loans and adversely classified loans. The change did not have a material impact on the ACL for loans at September 30, 2023.

See Note 4, "ACL for Loans," to the Company's audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

The credit risk management function focuses on a wide variety of factors and early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews. This review includes the assessment of internal credit quality indicators such as, among others, the risk classification of loans, past due and non-accrual loans, individually evaluated loans, loan modifications, and the level of foreclosure activity. These credit quality indicators are outlined below.

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
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at September 30, 2023
	Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$160,141	$378,402	$376,672	$201,198	$220,002	$656,160	$1,606	$—	$1,994,181
Special mention	31	15,783	—	—	494	9,936	—	—	26,244
Substandard	—	1,341	638	—	992	9,062	—	—	12,033
Total commercial real estate	160,172	395,526	377,310	201,198	221,488	675,158	1,606	—	2,032,458

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	58,446	54,826	47,487	27,705	25,404	47,475	152,220	3,298	416,861
Special mention	—	—	—	85	217	225	2,297	234	3,058
Substandard	—	—	18	—	3	202	776	4,407	5,406
Doubtful	—	9	—	—	—	—	—	—	9
Total commercial and industrial	58,446	54,835	47,505	27,790	25,624	47,902	155,293	7,939	425,334

Current period charge-offs	15	83	—	—	67	218	—	—	383

Commercial construction
Pass	107,928	166,863	146,074	24,820	17,797	9,011	27,514	—	500,007
Special mention	—	—	—	—	1,172	—	—	—	1,172
Total commercial construction	107,928	166,863	146,074	24,820	18,969	9,011	27,514	—	501,179

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	48,768	107,308	71,294	47,050	19,363	67,053	—	—	360,836
Special mention	—	—	—	—	—	110	—	—	110
Substandard	—	—	—	—	1,055	513	—	—	1,568
Total residential mortgages	48,768	107,308	71,294	47,050	20,418	67,676	—	—	362,514

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	467	779	570	447	325	800	70,390	369	74,147
Substandard	—	—	—	—	—	77	—	209	286
Total home equity	467	779	570	447	325	877	70,390	578	74,433

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	2,763	1,790	1,488	790	702	563	—	—	8,096
Total consumer	2,763	1,790	1,488	790	702	563	—	—	8,096

Current period charge-offs	6	20	—	—	—	—	—	—	26

Total loans	$378,544	$727,101	$644,241	$302,095	$287,526	$801,187	$254,803	$8,517	$3,404,014

Total current period charge-offs	$21	$103	$—	$—	$67	$218	$—	$—	$409

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2022
	Term Loans by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$391,515	$381,771	$204,125	$218,664	$114,175	$577,354	$1,347	$200	$1,889,151
Special mention	—	—	—	507	2,041	16,248	—	—	18,796
Substandard	—	289	—	1,160	1,404	10,610	—	—	13,463
Total commercial real estate	391,515	382,060	204,125	220,331	117,620	604,212	1,347	200	1,921,410

Commercial and industrial
Pass	59,824	53,059	33,027	29,293	13,364	43,724	171,670	3,235	407,196
Special mention	—	—	—	11	66	278	3,132	—	3,487
Substandard	—	19	—	8	138	325	2,964	353	3,807
Total commercial and industrial	59,824	53,078	33,027	29,312	13,568	44,327	177,766	3,588	414,490

Commercial construction
Pass	151,107	169,549	35,651	31,189	7,729	3,379	19,778	1,473	419,855
Special mention	—	—	—	3,900	—	—	—	—	3,900
Substandard	—	294	—	—	—	—	—	—	294
Total commercial construction	151,107	169,843	35,651	35,089	7,729	3,379	19,778	1,473	424,049

Residential mortgages
Pass	112,804	73,955	49,549	20,140	18,799	54,620	—	—	329,867
Special mention	—	—	—	—	—	325	—	—	325
Substandard	—	—	—	1,060	—	1,380	—	—	2,440
Total residential mortgages	112,804	73,955	49,549	21,200	18,799	56,325	—	—	332,632

Home equity
Pass	328	596	456	345	—	1,220	75,324	1,054	79,323
Substandard	—	273	—	—	—	211	—	—	484
Total home equity	328	869	456	345	—	1,431	75,324	1,054	79,807

Consumer
Pass	3,144	1,852	1,063	1,045	606	420	—	—	8,130
Total consumer	3,144	1,852	1,063	1,045	606	420	—	—	8,130

Total loans	$718,722	$681,657	$323,871	$307,322	$158,322	$710,094	$274,215	$6,315	$3,180,518
The total amortized cost basis of adversely classified loans amounted to $49.9 million, or 1.47% of total loans, at September 30, 2023, and $47.0 million, or 1.48% of total loans, at December 31, 2022.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,717	$—	$1,373	$3,090	$2,029,368	$2,032,458
Commercial and industrial	481	—	—	481	424,853	425,334
Commercial construction	—	—	—	—	501,179	501,179
Residential mortgages	1,691	222	1,055	2,968	359,546	362,514
Home equity	452	63	185	700	73,733	74,433
Consumer	40	—	—	40	8,056	8,096
Total loans	$4,381	$285	$2,613	$7,279	$3,396,735	$3,404,014

	Balance at December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,818	$1,268	$1,631	$5,717	$1,915,693	$1,921,410
Commercial and industrial	786	39	217	1,042	413,448	414,490
Commercial construction	412	—	294	706	423,343	424,049
Residential mortgages	1,119	55	149	1,323	331,309	332,632
Home equity	163	—	73	236	79,571	79,807
Consumer	21	—	—	21	8,109	8,130
Total loans	$5,319	$1,362	$2,364	$9,045	$3,171,473	$3,180,518
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At September 30, 2023 and December 31, 2022, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$5,503	$4,511	$992	$252
Commercial and industrial	4,355	759	3,596	2,690
Commercial construction	—	—	—	—
Residential mortgages	1,536	1,536	—	—
Home equity	262	262	—	—
Consumer	—	—	—	—
Total loans	$11,656	$7,068	$4,588	$2,942

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$3,355	$2,317	$1,038	$298
Commercial and industrial	730	348	382	382
Commercial construction	294	294	—	—
Residential mortgages	1,532	1,532	—	—
Home equity	211	211	—	—
Consumer	—	—	—	—
Total loans	$6,122	$4,702	$1,420	$680

The ratio of non-accrual loans to total loans amounted to 0.34% and 0.19% at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, additional funding commitments for non-accrual loans were not material.

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $13.6 million at September 30, 2023 compared to $25.2 million at December 31, 2022. Total accruing collateral dependent loans amounted to $2.1 million while non-accrual collateral dependent loans amounted to $11.5 million as of September 30, 2023. As of December 31, 2022, total accruing collateral dependent loans amounted to $19.5 million, while non-accrual collateral dependent loans amounted to $5.7 million.

The following tables present the recorded investment in collateral dependent loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at September 30, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$8,688	$7,216	$6,224	$992	$252
Commercial and industrial	6,813	4,433	976	3,457	2,564
Commercial construction	—	—	—	—	—
Residential mortgages	1,888	1,678	1,678	—	—
Home equity	362	286	286	—	—
Consumer	—	—	—	—	—
Total	$17,751	$13,613	$9,164	$4,449	$2,816

	Balance at December 31, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$24,530	$21,916	$20,878	$1,038	$298
Commercial and industrial	3,210	863	863	—	—
Commercial construction	294	294	294	—	—
Residential mortgages	2,096	1,914	1,914	—	—
Home equity	386	211	211	—	—
Consumer	—	—	—	—	—
Total	$30,516	$25,198	$24,160	$1,038	$298

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At September 30, 2023 and December 31, 2022, additional funding commitments for collateral dependent loans were immaterial.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Three months ended
	September 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total
Commercial and industrial	$143	0.03%
Total	$143	—%

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Nine months ended
	September 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total
Commercial real estate	$272	0.01%
Commercial and industrial	177	0.04%
Residential mortgages	32	0.01%
Total	$481	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

Three months ended
September 30, 2023
Weighted Average Payment Deferrals
Commercial and industrial	0.5 years

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

Nine months ended
September 30, 2023
Weighted Average Payment Deferrals
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

	Balance at September 30, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate	$272	$—	$—	$—	$—
Commercial and industrial	233	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgages	175	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$680	$—	$—	$—	$—

During the nine months ended September 30, 2023, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, and at September 30, 2023, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

Prior-period TDR disclosures

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

At September 30, 2022, additional funding commitments for TDR loans were immaterial.

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the three months indicated:

	Three months ended
	September 30, 2022
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	1	$131	$131
Total	1	$131	$131

The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the nine months indicated:

	Nine months ended
	September 30, 2022
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	5	$3,319	$2,841
Total	5	$3,319	$2,841

There were no subsequent charge-offs associated with the TDRs noted in the table above during the nine months ended September 30, 2022.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
There were no payment defaults on loans modified as TDRs within the preceding twelve months during the three months ended September 30, 2022.

Payment defaults by portfolio classification, during the nine months indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	Nine months ended
	September 30, 2022
(Dollars in thousands)	Number of TDRs that Defaulted	Post- modification Outstanding Recorded Investment
Commercial real estate	3	$1,325
Commercial and industrial	1	45
Total	4	$1,370

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the nine-month period indicated:

	Nine months ended
	September 30, 2022
(Dollars in thousands)	Number of Restructurings	Amount
Temporary interest only payment plan	3	$151
Deferral of interest	1	1,306
Other payment concessions	1	1,384
Total	5	$2,841
Amount of ACL for loans associated with TDRs listed above		$271

ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the three- and nine-month periods indicated:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Provision for credit losses on loans	$994	$560	$5,355	$3,580
Provision for unfunded commitments	758	440	1,401	359
Total provision for credit losses	$1,752	$1,000	$6,756	$3,939

ACL for loans

The ACL for loans amounted to $57.9 million and $52.6 million at September 30, 2023 and December 31, 2022, respectively. The ACL for loans to total loans ratio was 1.70% and 1.66% at September 30, 2023 and December 31, 2022, respectively.

The following tables present changes in the ACL for loans by portfolio classification, during the three months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2023	$39,577	$9,104	$4,718	$2,453	$698	$349	$56,899
Provision for credit losses on loans	(1,064)	2,068	594	(396)	(160)	(48)	994
Recoveries	—	87	—	—	3	7	97
Less: Charge-offs	—	80	—	—	—	5	85
Ending Balance at September 30, 2023	$38,513	$11,179	$5,312	$2,057	$541	$303	$57,905

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2022	$35,379	$8,938	$3,667	$1,902	$554	$263	$50,703
Provision for credit losses on loans	404	(44)	95	74	11	20	560
Recoveries	—	29	—	—	2	4	35
Less: Charge-offs	—	82	—	—	—	5	87
Ending Balance at September 30, 2022	$35,783	$8,841	$3,762	$1,976	$567	$282	$51,211

The following tables present changes in the ACL for loans by portfolio classification, during the nine months indicated:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$36,564	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses for loans	1,949	2,368	1,351	(198)	(100)	(15)	5,355
Recoveries	—	298	—	—	8	13	319
Less: Charge-offs	—	383	—	—	—	26	409
Ending Balance at September 30, 2023	$38,513	$11,179	$5,312	$2,057	$541	$303	$57,905

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses for loans	3,936	(680)	(328)	571	93	(12)	3,580
Recoveries	—	139	—	—	9	14	162
Less: Charge-offs	—	192	—	—	—	43	235
Ending Balance at September 30, 2022	$35,783	$8,841	$3,762	$1,976	$567	$282	$51,211

Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $5.7 million at September 30, 2023 and $4.3 million at December 31, 2022. Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of September 30, 2023.

Other real estate owned ("OREO")

The Company carried no OREO at September 30, 2023 and December 31, 2022.

At September 30, 2023, the Company had $1.1 million in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions. The Company had no such loans at December 31, 2022.

(5)Leases

As of September 30, 2023, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Lease expense for the three and nine months ended September 30, 2023 amounted to $410 thousand and $1.2 million, respectively, compared to $397 thousand and $1.2 million for the three and nine months ended September 30, 2022, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at September 30, 2023 and September 30, 2022 was 28.6 years and 29.7 years, respectively. The weighted average discount rate was 3.55% at September 30, 2023 and 3.44% at September 30, 2022.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At September 30, 2023, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2023 (three remaining months)	$378
2024	1,450
2025	1,457
2026	1,468
2027	1,474
Thereafter	33,199
Total lease payments	39,426
Less: Imputed interest	14,837
Total lease liability	$24,589

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-interest checking	$1,130,732	$1,361,588
Interest-bearing checking	727,817	678,715
Savings	290,363	326,666
Money market	1,434,036	1,381,645
CDs $250,000 or less	262,975	187,758
CDs greater than $250,000	214,480	99,434
Deposits	$4,060,403	$4,035,806

All of the Company's deposits outstanding at both September 30, 2023 and December 31, 2022 were customer deposits, and the Company had no brokered deposits at either September 30, 2023 or December 31, 2022. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced Federal Deposit Insurance Corporation ("FDIC") deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $815.0 million and $589.7 million at September 30, 2023 and December 31, 2022, respectively.

(7)Borrowed Funds and Subordinated Debt

Borrowed funds at September 30, 2023 and December 31, 2022 are summarized, as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	Rate	Balance	Rate
Over 5 years	$4,290	1.14%	$3,216	1.55%
Total borrowed funds	$4,290	1.14%	$3,216	1.55%

The Company's borrowed funds at September 30, 2023 and December 31, 2022 were comprised of FHLB advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as borrowed funds from the New Hampshire Business Finance Authority borrowing under a New Hampshire community development program.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.4 million at September 30, 2023 and $59.2 million at December 31, 2022. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(8)    Derivatives and Hedging Activities

For further information on the Company's derivatives and hedging activities, see Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2022 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values at the periods presented:

	September 30, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$100,000	$393	$—	$—
Total derivatives designated as hedging instruments	$100,000	$393	$—	$—

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,589	$968
Interest-rate contracts - pay fixed, receive floating	7,589	968	—	—
Risk participation agreements sold	—	—	46,910	37
Total derivatives not subject to hedge accounting	$7,589	$968	$54,499	$1,005

	December 31, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)	Liability Notional Amount	Liability Derivatives(1)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,777	$782
Interest-rate contracts - pay fixed, receive floating	7,777	782	—	—
Risk participation agreements sold	—	—	24,660	73
Total derivatives not subject to hedge accounting	$7,777	$782	$32,437	$855
__________________________________________
(1)     Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.

The Company had no derivatives designated as cash flow hedges at either September 30, 2023 or December 31, 2022.

Derivatives designated as hedging instruments

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of adverse interest-rate fluctuations on specifically identified assets or liabilities. The Company's fair value hedges are used to manage its exposure to changes in the fair value of hedged items caused by changes in interest rates.
During the third quarter of 2023, the Company entered into one pay fixed, receive float, interest rate swap agreement to hedge against fixed-rate commercial real estate loan pools. This swap has a notional value of $50.0 million and a term of two years.

During the second quarter of 2023, the Company entered into two pay fixed, receive float, interest rate swap agreements to hedge against fixed-rate commercial real estate loan pools. These swaps have a combined notional value of $50.0 million and both have a term of two years.

As of September 30, 2023, the Company had three interest rate swap agreements with a combined notional value of $100.0 million. Each interest rate swap agreement was designated as a fair value hedge and involves the net settlement of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Derivatives not subject to hedge accounting

Interest-rate Contracts

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at September 30, 2023 and December 31, 2022. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the nine months ended September 30, 2023 or September 30, 2022.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At September 30, 2023 and December 31, 2022, all back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company enters into risk participation agreements ("RPAs") for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPAs and the customers' loan are secured by the same collateral.

Credit Risk

The Company had two active interest-rate swap institutional counterparties which were rated A and A+ by S&P Global Ratings, respectively, and both of which were rated A2 by Moody's Investor Services at September 30, 2023. When the Company has credit risk exposure, collateral is posted by counterparties. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets. At September 30, 2023, the Company had $1.4 million in credit risk exposure relating to interest-rate swaps with counterparties and the cash collateral posted by counterparties amounted to $1.3 million. At December 31, 2022, the Company had credit risk exposure relating to interest-rate swaps with counterparties of $708 thousand and the cash collateral posted by counterparties amounted to $20 thousand.

Credit-risk-related Contingent Features

There have been no material changes to the credit-risk-related contingent provisions contained within the Company's interest-rate swaps with counterparties since December 31, 2022. As of September 30, 2023, the fair value of derivatives related to these agreements was at a net asset position of $1.4 million, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of September 30, 2023, has not posted collateral related to these agreements.

Other Derivative Related Activity

At December 31, 2022, the Company had one participation loan for which the originating bank utilizes a back-to-back interest-rate swap structure and the Company has assumed a contingent liability commensurate with its participation percentage in the loan. During the quarter ended September 30, 2023, the back-to-back interest-rate swap agreement on this loan matured, eliminating the related contingent liability.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At September 30, 2023 and December 31, 2022, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

As of September 30, 2023 and December 31, 2022, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III capital guidelines.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2023 and December 31, 2022 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
The Company
Total Capital to risk-weighted assets ("RWA")	$503,631	13.45%	$299,492	8.00%	N/A	N/A
Tier 1 Capital to RWA	397,209	10.61%	224,619	6.00%	N/A	N/A
Tier 1 Capital to average assets ("AA") or Leverage Ratio	397,209	8.59%	185,006	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	397,209	10.61%	168,464	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$503,395	13.45%	$299,492	8.00%	$374,365	10.00%
Tier 1 Capital to RWA	456,392	12.19%	224,619	6.00%	299,492	8.00%
Tier 1 Capital to AA, Leverage Ratio	456,392	9.87%	185,006	4.00%	231,258	5.00%
Common Equity Tier 1 Capital to RWA	456,392	12.19%	168,464	4.50%	243,337	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
The Company
Total Capital to RWA	$476,307	13.49%	$282,567	8.00%	N/A	N/A
Tier 1 Capital to RWA	372,817	10.56%	211,926	6.00%	N/A	N/A
Tier 1 Capital to AA, Leverage Ratio	372,817	8.10%	184,194	4.00%	N/A	N/A
Common Equity Tier 1 Capital to RWA	372,817	10.56%	158,944	4.50%	N/A	N/A

The Bank
Total Capital to RWA	$475,668	13.47%	$282,567	8.00%	$353,209	10.00%
Tier 1 Capital to RWA	431,359	12.21%	211,926	6.00%	282,567	8.00%
Tier 1 Capital to AA, Leverage Ratio	431,359	9.37%	184,194	4.00%	230,243	5.00%
Common Equity Tier 1 Capital to RWA	431,359	12.21%	158,944	4.50%	229,586	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of September 30, 2023, and December 31, 2022. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2023. At September 30, 2023, the capital conservation buffer amounted to $93.6 million for both the Company and the Bank.

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
(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended September 30, 2023			Three months ended September 30, 2022
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$(20,132)	$4,559	$(15,573)	$(30,133)	$6,838	$(23,295)
Less: net security losses reclassified into non-interest income	—	—	—	—	—	—
Net change in fair value of debt securities	(20,132)	4,559	(15,573)	(30,133)	6,838	(23,295)

Total other comprehensive loss, net	$(20,132)	$4,559	$(15,573)	$(30,133)	$6,838	$(23,295)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$(11,477)	$2,633	$(8,844)	$(128,511)	$29,004	$(99,507)
Less: net security (losses) gains reclassified into non-interest income	(2,419)	534	(1,885)	1,062	(234)	828
Net change in fair value of debt securities	(9,058)	2,099	(6,959)	(129,573)	29,238	(100,335)

Total other comprehensive income (loss), net	$(9,058)	$2,099	$(6,959)	$(129,573)	$29,238	$(100,335)

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended September 30, 2023		Three months ended September 30, 2022
(Dollars in thousands)	Unrealized Losses on Debt Securities	Total	Unrealized Losses on Debt Securities	Total
Accumulated other comprehensive loss - beginning balance	$(87,593)	$(87,593)	$(72,378)	$(72,378)
Total other comprehensive loss, net	(15,573)	(15,573)	(23,295)	(23,295)
Accumulated other comprehensive loss - ending balance	$(103,166)	$(103,166)	$(95,673)	$(95,673)

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
(Dollars in thousands)	Unrealized Losses on Debt Securities	Total	Unrealized Gains (Losses) on Debt Securities	Total
Accumulated other comprehensive loss - beginning balance	$(96,207)	$(96,207)	$4,662	$4,662
Total other comprehensive income (loss), net	(6,959)	(6,959)	(100,335)	(100,335)
Accumulated other comprehensive loss - ending balance	$(103,166)	$(103,166)	$(95,673)	$(95,673)

(11)Stock-Based Compensation

There have been no material changes to The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan (the "2016 Plan") since December 31, 2022. As of September 30, 2023, 371,020 shares of Company common stock remained available for future grants under the 2016 Plan.

Total stock-based compensation expense was $584 thousand and $1.7 million for the three and nine months ended September 30, 2023, respectively, compared to $609 thousand and $1.7 million for the three and nine months ended September 30, 2022, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock Option Awards

The Company issued no stock options during the nine months ended September 30, 2023. The table below provides a summary of the options granted, including the weighted average fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the prior period:

Nine months ended
September 30, 2022
Options granted	17,060
Term in years	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%
Expected dividend yield	3.05%
Expected life in years	6.5
Risk-free interest-rate	2.20%
Weighted average market price on date of grants	$38.57
Per share weighted average fair value	$14.40
Fair value as a percentage of market value at grant date	37%
Options granted during the first nine months of 2022 generally vest 50% in year two and 50% in year four, on or about the anniversary date of the awards.

The Company utilizes the Black-Scholes option valuation model to determine the per share grant date fair value of stock option grants.

The Company recognized stock-based compensation expense related to stock option awards of $40 thousand and $136 thousand for the three and nine months ended September 30, 2023, respectively, compared to $53 thousand and $153 thousand for the three and nine months ended September 30, 2022, respectively.

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

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $502 thousand and $1.4 million for the three and nine months ended September 30, 2023, respectively, compared to $500 thousand and $1.4 million for the three and nine months ended September 30, 2022, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock in Lieu of Directors' Fees

Non-employee members of the Company's Board of Directors (the "Board") may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $42 thousand and $165 thousand for the three and nine months ended September 30, 2023, respectively, compared to $56 thousand and $190 thousand for the three and nine months ended September 30, 2022, respectively.

(12)Earnings per Share

The table below presents basic earnings per share and the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	12,247,892	12,119,348	12,210,740	12,094,613
Dilutive shares	16,886	37,347	23,121	48,855
Diluted weighted average common shares outstanding	12,264,778	12,156,695	12,233,861	12,143,468

Stock options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares amounted to 105,166 and 48,525 for the three and nine months ended September 30, 2023, respectively, compared to 49,321 and 34,473 for the three and nine months ended September 30, 2022, respectively. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted stock awards amounted to 130,301 shares and 106,658 shares as of September 30, 2023 and December 31, 2022, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$672,894	$—	$672,894	$—
Equity securities	6,038	6,038	—	—
FHLB stock	2,403	—	2,403	—
Interest-rate swaps	1,361	—	1,361	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	1,633	—	—	1,633

Liabilities measured on a recurring basis:
Interest-rate swaps	$968	$—	$968	$—
RPAs sold	37	—	37	—

	December 31, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$816,102	$—	$816,102	$—
Equity securities	4,269	4,269	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	782	—	782	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	740	—	—	740

Liabilities measured on a recurring basis:
Interest-rate swaps	$782	$—	$782	$—
RPAs sold	73	—	73	—

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
and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $2.8 million at September 30, 2023, compared to $298 thousand at December 31, 2022.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2023 and December 31, 2022:

	Fair Value
(Dollars in thousands)	September 30, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$1,633	$740	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
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

Financial instruments for which the fair value is disclosed but not recognized on the Company's Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	September 30, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,346,109	$3,154,436	$—	$—	$3,154,436
Financial liabilities:
CDs	477,455	473,371	—	473,371	—
Borrowed funds	4,290	2,670	—	2,670	—
Subordinated debt	59,419	55,063	—	55,063	—

	December 31, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,127,878	$2,952,778	$—	$—	$2,952,778
Financial liabilities:
CDs	287,192	281,800	—	281,800	—
Borrowed funds	3,216	2,006	—	2,006	—
Subordinated debt	59,182	55,407	—	55,407	—

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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2023 and September 30, 2022 is as follows:

	Nine months ended September 30,
(Dollars in thousands)	2023	2022
Supplemental financial data:
Cash paid for: interest	$30,557	$5,960
Cash paid for: income taxes	12,277	13,101
Cash paid for: lease liability	1,034	1,021
Supplemental schedule of non-cash activity:
Net purchases of investment securities not yet settled	—	3,700
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report on Form 10-K") as filed with the Securities and Exchange Commission (the "SEC") on March 8, 2023.

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
•the effects of declines in housing prices in the United States and our market areas;
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
•cybersecurity risk, including cyber incidents or other failures, disruptions or security breaches and identity theft, could impact the Company's reputation, increase regulatory oversight, and impact the financial results of the Company;
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
•uncertainty regarding United States fiscal debt and budget matters;
•severe weather, natural disasters, acts of war or terrorism or other external events;
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

Overview

Executive Summary

The Company operates with a long-term outlook, focused on organic growth supported by continually investing in our people, products, services, technology, and branches.

Key Financial Highlights
Key financial results at or for the three months ended September 30, 2023 are as follows:
•Net income amounted to $9.7 million, or $0.79 per diluted common share.
•The return on average assets and average equity were 0.85% and 12.53%, respectively.
•Tax-equivalent net interest margin ("net interest margin") (non-GAAP) was 3.46%.
•Total loans increased 2% compared to June 30, 2023, and 9% compared to September 30, 2022.
•Total deposits decreased 0.4% compared to June 30, 2023, and 2% compared to September 30, 2022.
•The Company had no brokered deposits and only $4.3 million in borrowed funds.

Supplemental Information
All balances and ratios presented in this section are at September 30, 2023 unless otherwise indicated.

Liquidity & Funding Capacity
•Overnight and short-term investments (total interest-earning deposits with banks) amounted to $180.1 million.
•FHLB and Federal Reserve Bank of Boston secured borrowing capacity amounted to $1.2 billion.
•The Company has several brokered deposit relationships (unsecured borrowings) which management estimated could provide an additional $800.0 million in funding capacity.

Deposit Information
•Uninsured deposits amounted to 35% of total deposits.
•Deposit balances that utilize third party enhanced Federal Deposit Insurance Corporation ("FDIC") insured products amounted to $815.0 million, or 20% of total deposits.
•Additional capacity to utilize these enhanced FDIC insured products exceeds the Company's total deposits balance.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three-month periods indicated:

	At or for the three months ended
(Dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Balance Sheet Data
Total cash and cash equivalents	$225,421	$258,825	$215,693	$267,589	$413,688
Total investment securities at fair value	678,932	712,851	830,895	820,371	831,030
Total loans	3,404,014	3,345,667	3,230,156	3,180,518	3,109,369
Allowance for credit losses	(57,905)	(56,899)	(55,002)	(52,640)	(51,211)
Total assets	4,482,374	4,502,344	4,441,896	4,438,333	4,529,820
Total deposits	4,060,403	4,075,598	4,016,156	4,035,806	4,138,038
Subordinated debt	59,419	59,340	59,261	59,182	59,102
Total shareholders' equity	299,699	307,490	311,318	282,267	272,193
Total liabilities and shareholders' equity	4,482,374	4,502,344	4,441,896	4,438,333	4,529,820

Wealth Management
Wealth assets under management	$984,647	$1,009,386	$930,714	$891,451	$835,661
Wealth assets under administration	$211,046	$214,116	$206,569	$198,586	$185,977

Shareholders' Equity Ratios
Book value per common share	$24.45	$25.11	$25.47	$23.26	$22.44
Dividends paid per common share	$0.230	$0.230	$0.230	$0.205	$0.205

Regulatory Capital Ratios
Total capital to risk weighted assets	13.45%	13.37%	13.55%	13.49%	13.49%
Tier 1 capital to risk weighted assets(1)	10.61%	10.52%	10.64%	10.56%	10.52%
Tier 1 capital to average assets	8.59%	8.62%	8.47%	8.10%	7.89%

Credit Quality Data
Non-performing loans	$11,656	$7,647	$7,532	$6,122	$5,717
Non-performing loans to total loans	0.34%	0.23%	0.23%	0.19%	0.18%
Non-performing assets to total assets(2)	0.26%	0.17%	0.17%	0.14%	0.13%
ACL for loans to total loans	1.70%	1.70%	1.70%	1.66%	1.65%
Net charge-offs (recoveries)	$(12)	$146	$(44)	$166	$52

Income Statement Data
Net interest income	$38,502	$38,093	$39,971	$42,165	$39,779
Provision for credit losses	1,752	2,268	2,736	1,861	1,000
Total non-interest income	4,486	2,819	4,757	4,210	4,525
Total non-interest expense	28,312	25,623	28,040	28,167	27,537
Income before income taxes	12,924	13,021	13,952	16,347	15,767
Provision for income taxes	3,225	3,337	3,184	4,041	3,805
Net income	$9,699	$9,684	$10,768	$12,306	$11,962

Income Statement Ratios
Diluted earnings per common share	$0.79	$0.79	$0.88	$1.01	$0.98
Return on average total assets	0.85%	0.88%	0.99%	1.08%	1.05%
Return on average shareholders' equity	12.53%	12.63%	14.67%	18.08%	16.47%
Net interest margin (tax-equivalent)(3)	3.46%	3.55%	3.76%	3.81%	3.61%
_______________________________________________________
(1)Ratio also represents common equity tier 1 capital to risk weighted assets as of the periods presented.
(2)The Company had no OREO as of the periods presented, and therefore, non-performing loans were the only component of non-performing assets.
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

Results of Operations for the three months ended September 30, 2023 and September 30, 2022

Unless otherwise indicated, the reported results are for the three months ended September 30, 2023 with the "prior year period" and "comparable period" being the three months ended September 30, 2022. Average yields are presented on an annualized tax-equivalent basis.

Net Income
Net income for the three months ended September 30, 2023, amounted to $9.7 million, a decrease of $2.3 million, or 19%, compared to the three months ended September 30, 2022. The components of the decrease in net income over the comparable period are discussed below.

Net Interest Income
Net interest income for the three months ended September 30, 2023, amounted to $38.5 million, a decrease of $1.3 million, or 3%, compared to the three months ended September 30, 2022. The decrease was due largely to an increase in deposit interest expense of $11.4 million which resulted from continued market interest rates increases and a change in deposit mix, partially offset by increases in loan interest income of $9.2 million and other interest-earning asset income of $1.4 million.

Net Interest Margin
Net interest margin was 3.46% for the three months ended September 30, 2023, compared to 3.61% for the three months ended September 30, 2022.

Net interest margin has been impacted by significant increases in market interest rates as the Federal Reserve Bank increased the federal funds rate by 525 basis points from March 2022 through September 2023.

Net interest margin compared to the prior year quarter was impacted by the following factors:
•Average interest-earning deposits with banks decreased $114.8 million, or 31%, while the yield increased 308 basis points.
•Average debt securities at book value decreased $136.8 million, or 14%, while the tax-equivalent yield increased 10 basis points.

•Average loan balances increased $286.9 million, or 9%, and the tax-equivalent yield increased 69 basis points.
•Average total deposits decreased $8.6 million, while the yield increased 110 basis points.

The decrease in margin over the comparable periods was due primarily to an increase in the cost of deposits that exceeded the increase in loan yields. The cost of deposits increased from higher market interest rates and from a change in mix as deposits migrated from lower cost checking accounts into higher cost money market and certificate of deposit accounts. In addition, the Company experienced strong loan growth compared to the prior year period, mostly funded from interest-earning deposits with banks, sales of debt securities and debt security pay-downs and maturities.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$9,222	$3,432	$5,790
Investment securities (tax-equivalent)	(515)	(736)	221
Other interest-earning assets(1)	1,400	(792)	2,192
Total interest-earning assets (tax-equivalent)	10,107	1,904	8,203
Interest expense
Interest checking, savings and money market	8,140	16	8,124
Certificates of deposit	3,288	680	2,608
Borrowed funds	16	11	5
Subordinated debt	16	4	12
Total interest-bearing funding	11,460	711	10,749
Change in net interest income (tax-equivalent)	$(1,353)	$1,193	$(2,546)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2023 and 2022:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2023			Three months ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax-equivalent)	$3,372,754	$44,644	5.25%	$3,085,896	$35,422	4.56%
Investment securities(3) (tax-equivalent)	820,156	4,444	2.17%	954,385	4,959	2.08%
Other interest-earning assets(4)	260,475	3,468	5.28%	375,213	2,068	2.19%
Total interest-earnings assets (tax-equivalent)	4,453,385	52,556	4.69%	4,415,494	42,449	3.82%
Other assets	82,190			101,095
Total assets	$4,535,575			$4,516,589

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,481,814	9,185	1.47%	$2,444,705	1,045	0.17%
CDs	430,376	3,704	3.41%	221,827	415	0.74%
Borrowed funds	4,938	28	2.30%	2,940	13	1.77%
Subordinated debt(5)	59,372	866	5.84%	59,052	850	5.76%
Total interest-bearing funding	2,976,500	13,783	1.84%	2,728,524	2,323	0.34%
Non-interest checking	1,195,658	—		1,449,909	—	—%
Total deposits, borrowed funds and subordinated debt	4,172,158	13,783	1.31%	4,178,433	2,323	0.22%
Other liabilities	56,414			50,034
Total liabilities	4,228,572			4,228,467
Stockholders' equity	307,003			288,122
Total liabilities and stockholders' equity	$4,535,575			$4,516,589

Net interest-rate spread (tax-equivalent)			2.85%			3.48%
Net interest income (tax-equivalent)		38,773			40,126
Net interest margin (tax-equivalent)			3.46%			3.61%
Less tax-equivalent adjustment		271			347
Net interest income		$38,502			$39,779
Net interest margin			3.43%			3.58%
________________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2023 and 2022, based on tax-equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale are presented at amortized cost and include non-accrual loans.
(3)Average investments are presented at average amortized cost.
(4)Average other interest-earning assets include interest-earning deposits with banks, federal funds sold and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the three months ended September 30, 2023, amounted to $1.8 million, compared to $1.0 million for the three months ended September 30, 2022.
•The provision expense for the third quarter of 2023 resulted primarily from an increase in reserves for individually evaluated loans and, to a lesser extent, growth in the Company's loan portfolio and off-balance sheet commitments, partially offset by a decrease in the forecasted probability of a recession within our ACL model relative to the prior quarter.
•The ACL to loans outstanding was 1.70% at September 30, 2023 compared to 1.65% at September 30, 2022.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL ,see "Asset Quality" and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the three months ended September 30, 2023, amounted to $4.5 million, a decrease of $39 thousand, or 1%, compared to the three months ended September 30, 2022. There were no individually significant changes in non-interest income during the period when compared to the prior year period.

Non-Interest Expense
Non-interest expense for the three months ended September 30, 2023, amounted to $28.3 million, an increase of $775 thousand, or 3%, compared to the three months ended September 30, 2022. The increase was due primarily to increases in salary and employee benefits of $244 thousand, occupancy expenses of $230 thousand and deposit insurance premiums of $263 thousand.
Income Taxes
The effective tax rate for the three months ended September 30, 2023, was 25.0%, compared to 24.1% for the three months ended September 30, 2022. The increase resulted primarily from an increase in state taxes including a transfer of funds from the Bank's investment subsidiary corporations.

Results of Operations for the nine months ended September 30, 2023 and September 30, 2022

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2023 with the "prior year period," being the nine months ended September 30, 2022. Average yields are presented on an annualized tax-equivalent basis.

Net Income
Net income for the nine months ended September 30, 2023, amounted to $30.2 million, a decrease of $259 thousand, or 1%, compared to the nine months ended September 30, 2022. The components of the decrease in net income over the comparable periods are discussed below.

Net Interest Income
Net interest income for the nine months ended September 30, 2023, amounted to $116.6 million, an increase of $6.9 million, or 6%, compared to the nine months ended September 30, 2022. The increase in net interest income during the current period was due largely to increases in loan interest income of $27.7 million and other interest-earning asset income of $5.0 million, partially offset by an increase in deposit interest expense of $25.8 million.

Net Interest Margin
Net interest margin was 3.59% for the nine months ended September 30, 2023, compared to 3.45% for the nine months ended September 30, 2022.

Net interest margin has been impacted by significant increases in market interest rates as the Federal Reserve Bank increased the federal funds rate by 525 basis points from March 2022 through September 2023.

Net interest margin compared to the prior year was impacted by the following factors:
•Average interest-earning deposits with banks decreased $119.2 million, or 37%, while the yield increased 383 basis points.

•Average debt securities at book value decreased $68.3 million, or 7%, while the tax-equivalent yield increased 18 basis points.
•Average loan balances increased $275.0 million, or 9%, and the tax-equivalent yield increased 76 basis points.
•Average total deposits increased $49.3 million, or 1%, and the yield increased 85 basis points.

The increase in net interest margin over the comparable period was due primarily to an increase in loan yield and volume and an increase in the yield earned on interest-earning deposits with banks. The increase in yield on loans was slightly exceeded by an increase in the cost of deposits. The cost of deposits has increased from higher interest rates and from a change in mix as deposits have migrated from lower cost checking accounts into higher cost money market and certificate of deposit accounts. The strong loan growth in the current year was mostly funded from interest-earning deposits with banks and to a lesser extent from sales, pay-downs and maturities of debt securities and deposit growth.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$27,766	$9,250	$18,516
Investment securities (tax-equivalent)	141	(1,081)	1,222
Other interest-earning assets(1)	4,951	(1,293)	6,244
Total interest-earning assets (tax-equivalent)	32,858	6,876	25,982

Interest expense
Interest checking, savings and money market	18,289	21	18,268
CDs	7,547	1,269	6,278
Borrowed funds	31	12	19
Subordinated debt	115	11	104
Total interest-bearing funding	25,982	1,313	24,669
Change in net interest income (tax-equivalent)	$6,876	$5,563	$1,313
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2023 and 2022:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax-equivalent)	$3,281,357	$126,253	5.14%	$3,006,403	$98,486	4.38%
Investment securities(3) (tax-equivalent)	891,405	14,933	2.23%	956,921	14,792	2.06%
Other interest-earning assets(4)	205,276	7,593	4.95%	324,292	2,642	1.09%
Total interest-earnings assets (tax-equivalent)	4,378,038	148,779	4.54%	4,287,616	115,920	3.61%
Other assets	87,210			123,364
Total assets	$4,465,248			$4,410,980

Liabilities and stockholders' equity:
Interest checking, savings and money market	$2,396,395	20,170	1.13%	$2,371,033	1,880	0.11%
CDs	387,382	8,398	2.90%	207,835	851	0.55%
Borrowed funds	4,253	70	2.22%	3,383	39	1.55%
Subordinated debt(5)	59,293	2,600	5.85%	59,022	2,485	5.61%
Total interest-bearing funding	2,847,323	31,238	1.47%	2,641,273	5,255	0.27%
Non-interest checking	1,260,397	—	—%	1,416,050	—	—%
Total deposits, borrowed funds and subordinated debt	4,107,720	31,238	1.02%	4,057,323	5,255	0.17%
Other liabilities	53,407			50,045
Total liabilities	4,161,127			4,107,368
Stockholders' equity	304,121			303,612
Total liabilities and stockholders' equity	$4,465,248			$4,410,980

Net interest-rate spread (tax-equivalent)			3.07%			3.34%
Net interest income (tax-equivalent)		117,541			110,665
Net interest margin (tax-equivalent)			3.59%			3.45%
Less tax-equivalent adjustment		975			1,032
Net interest income		$116,566			$109,633
Net interest margin			3.56%			3.42%
_______________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2023 and 2022, based on tax-equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale are presented at amortized cost and include non-accrual loans.
(3)Average investments are presented at average amortized cost.
(4)Average other interest-earning assets include interest-earning deposits with banks, federal funds sold and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the nine months ended September 30, 2023, amounted to $6.8 million, an increase of $2.8 million, compared to the nine months ended September 30, 2022.
•The provision expense for 2023 resulted primarily from an increase in reserves for individually evaluated loans and, to a lesser extent, growth in the Company's loan portfolio and off-balance sheet commitments, partially offset by a decrease in the forecasted probability of a recession within our ACL model relative to the prior year.
•The ACL to loans outstanding was 1.70% at September 30, 2023 compared to 1.65% at September 30, 2022.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL for loans, see "Asset Quality" and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the nine months ended September 30, 2023, amounted to $12.1 million, a decrease of $2.2 million, or 15%, compared to the nine months ended September 30, 2022.
•The decrease resulted primarily from a decrease in gains on sales of debt securities of $3.5 million, partially offset by a decrease in losses on equity securities of $680 thousand.
•Excluding the items above, non-interest income increased $610 thousand, or 4%, due primarily to increases in deposit and interchange fees of $483 thousand.

Non-Interest Expense
Non-interest expense for the nine months ended September 30, 2023, amounted to $82.0 million, an increase of $1.8 million, or 2%, compared to the nine months ended September 30, 2022.
•Non-interest expense for the nine months ended September 30, 2023 included $3.6 million in Employee Retention Credits ("ERC"), which were recorded as a reduction to salary and benefits expense. Excluding the ERC, non-interest expense increased $5.5 million, or 7%, due primarily to an increase in salaries and benefits, excluding ERC, of $4.0 million, or 7%.
•Non-interest expense was also impacted by increases in occupancy and equipment expenses of $457 thousand and deposit insurance premiums of $631 thousand.

Income Taxes
The effective tax rate for the nine months ended September 30, 2023, was 24.4%, compared to 23.6% for the nine months ended September 30, 2022. The increase in the effective tax rate for the current year compared to the prior year resulted primarily from an increase in state taxes including a transfers of funds from the Bank's investment subsidiary corporations.

Financial Condition

Total assets amounted to $4.48 billion at September 30, 2023, compared to $4.44 billion at December 31, 2022, representing an increase of $44.0 million, or 1%. The balance sheet composition and changes since December 31, 2022, are discussed below.

Cash and cash equivalents

Cash and cash equivalents at September 30, 2023 decreased $42.2 million since December 31, 2022. The decrease was due primarily to the funding of loan growth, partially offset by the proceeds from sales, pay-downs and maturities of debt securities and deposit growth. At September 30, 2023, cash and cash equivalents amounted to 5% of total assets compared to 6% at December 31, 2022.

Investments

At September 30, 2023, the fair value of the investment securities portfolio amounted to $678.9 million, a decrease of $141.4 million, or 17%, since December 31, 2022. The investment securities portfolio at fair value represented 15% and 18% of total assets at September 30, 2023 and December 31, 2022, respectively. The decrease was attributable principally to sales of debt securities and, to a lesser extent, principal pay downs, calls and maturities. The Company's sale of debt securities during the nine months ended September 30, 2023 were made in order to improve the Company's balance sheet positioning and enhance future earnings. As of September 30, 2023 and December 31, 2022, the Company's investment securities portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the nine months ended September 30, 2023, the Company purchased no debt securities, had principal pay-downs, calls and maturities totaling $46.3 million, and sold debt securities with an amortized cost of approximately $87.2 million realizing net losses on sales of $2.4 million.

Net unrealized losses on the debt securities portfolio amounted to $133.2 million at September 30, 2023, compared to $124.1 million at December 31, 2022. The Company attributes the change in net unrealized losses compared to December 31, 2022 to changes in market interest rates during the period.

The mix of investment securities remained relatively unchanged at September 30, 2023 compared to December 31, 2022. The effective duration of the debt securities portfolio at September 30, 2023 was approximately 5.1 years compared to 5.0 years at December 31, 2022.

Loans

As of September 30, 2023, total loans increased $223.5 million, or 7%, compared to December 31, 2022. Although the commercial to retail loan mix has remained unchanged from December 31, 2022 to September 30, 2023, there have been some minor changes within the commercial loan segments including a slight increase in commercial construction loans and slight decreases in commercial real estate and commercial and industrial loans, relative to total loans. At both September 30, 2023 and December 31, 2022, total commercial loans amounted to 87% of total loans.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans:

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$2,032,458	60%	$1,921,410	61%	$1,886,365	61%
Commercial and industrial	425,334	12%	414,490	13%	413,347	13%
Commercial construction	501,179	15%	424,049	13%	396,027	13%
SBA paycheck protection program	—	—%	—	—%	2,725	—%
Total commercial loans	2,958,971	87%	2,759,949	87%	2,698,464	87%
Residential mortgages	362,514	11%	332,632	10%	321,663	10%
Home equity	74,433	2%	79,807	3%	80,882	3%
Consumer	8,096	—%	8,130	—%	8,360	—%
Total retail loans	445,043	13%	420,569	13%	410,905	13%
Total loans	3,404,014	100%	3,180,518	100%	3,109,369	100%
Allowance for credit losses	(57,905)		(52,640)		(51,211)
Net loans	$3,346,109		$3,127,878		$3,058,158

Despite higher market rates, loan growth has remained solid. The commercial real estate and commercial construction segments have had the most growth driven primarily by customer demand, business development efforts and the continued shortage of housing in our market areas.

As of September 30, 2023, and compared to December 31, 2022,

•Commercial real estate loans increased $111.0 million, or 6%.
•Commercial and industrial loans increased by $10.8 million, or 3%.
•Commercial construction loans increased by $77.1 million, or 18%.
•Total retail loans increased by $24.5 million, or 6%.

At September 30, 2023, commercial loan balances participated out to various banks amounted to $68.2 million, compared to $59.1 million at December 31, 2022. These commercial loan balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $114.9 million and $94.8 million at September 30, 2023 and December 31, 2022, respectively. See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q, above, for information on loans serviced for others and loans pledged as collateral.

Asset Quality

The following table sets forth information regarding the Company's loan portfolio asset quality at the dates indicated:

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Adversely classified loans	$49,886	$46,996	$48,706
Performing adversely classified loans	$38,261	$40,876	$42,992
Non-accrual loan summary:
Commercial real estate	$5,503	$3,355	$3,255
Commercial and industrial	4,355	730	675
Commercial construction	—	294	—
Residential mortgages	1,536	1,532	1,567
Home equity	262	211	220
Consumer	—	—	—
Total non-performing loans	11,656	6,122	5,717
Total loans	$3,404,014	$3,180,518	$3,109,369
Delinquent loans 60-89 days past due and still accruing	$—	$1,307	$72
Loans 60-89 days past due and still accruing to total loans	—%	0.04%	—%
Non-performing loans to total loans	0.34%	0.19%	0.18%
Non-performing assets to total assets	0.26%	0.14%	0.13%
Allowance for credit losses for loans	$57,905	$52,640	$51,211
Allowance for credit losses for loans to non-performing loans	496.78%	859.85%	895.77%
Allowance for credit losses for loans to total loans	1.70%	1.66%	1.65%

The increase in non-accrual loans from December 31, 2022 to September 30, 2023 was attributable primarily to one commercial loan relationship with a net book value of $4.8 million. The relationship consists of a $1.4 million commercial real estate loan and a $3.4 million commercial and industrial loan. At September 30, 2023, the relationship was individually evaluated and had a specific reserve of $2.6 million.

The Company had no OREO at September 30, 2023, December 31, 2022 or September 30, 2022, and therefore non-performing loans were the only component of non-performing assets.

ACL for Loans

Although there have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2022, during the quarter ended September 30, 2023, the Company made a minor modification to its ACL estimation process as described in Note 4 to the 2022 Annual Report on Form 10-K under the heading "loans collectively evaluated." The Company streamlined its allowance estimation process to collectively evaluate all non-impaired loans as one cohort segmented by loan type. Previously, the Company separately evaluated non-classified loans and adversely classified loans. The change did not have a material impact on the ACL for loans at September 30, 2023.

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, above, for further information regarding credit quality and the ACL under the current expected credit loss ("CECL") methodology.

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

ACL for loans activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the nine-month periods indicated:

	Nine months ended
(Dollars in thousands)	September 30, 2023	September 30, 2022
Provision for credit losses on loans	$5,355	$3,580
Provision for unfunded commitments	1,401	359
Total provision for credit losses	$6,756	$3,939

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$52,640	$47,704

Provision for credit losses for loans	5,355	3,580
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	298	139
Commercial construction	—	—
Residential mortgages	—	—
Home equity	8	9
Consumer	13	14
Total recovered	319	162
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	383	192
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	26	43
Total charged-off	409	235

Net loans charged-off	90	73
Ending balance	$57,905	$51,211
Annualized net loans charged-off to average loans outstanding	—%	—%

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, above, for further information regarding the ACL for loans and credit quality.
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

The Company's reserve for unfunded commitments amounted to $5.7 million as of September 30, 2023 and $4.3 million at December 31, 2022. The provision for unfunded commitments for the three months ended September 30, 2023 amounted to $758 thousand compared to $440 thousand for the three months ended September 30, 2022. The provision for unfunded commitments for the nine months ended September 30, 2023 amounted to $1.4 million compared to $359 thousand for the nine months ended September 30, 2022. The increase in the provision for unfunded commitments resulted primarily from growth in the Company's off-balance sheet commercial construction commitments.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of September 30, 2023.

Deposits

As of September 30, 2023, total deposits increased $24.6 million, or 1%, since December 31, 2022. Checking account balances decreased $181.8 million, or 9%, money market and savings account balances increased $16.1 million, or 1%, and certificates of deposit ("CDs") account balances increased $190.3 million, or 66%, as customers sought higher yielding deposit products in the rising market rate environment.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Checking	$1,858,549	46%	$2,040,303	51%	$2,160,578	52%
Money markets and savings	1,724,399	42%	1,708,311	42%	1,747,421	42%
CDs	477,455	12%	287,192	7%	230,039	6%
Deposits	$4,060,403	100%	$4,035,806	100%	$4,138,038	100%

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal enhanced insurance products were $815.0 million and $589.7 million, at September 30, 2023 and December 31, 2022, respectively. The increase in balance reflects primarily an increase in customer demand for enhanced insurance products following the March 2023 bank failures.

As of September 30, 2023, uninsured deposits amounted to 35% of total deposits. Additional capacity to utilize these enhanced FDIC insured products exceeds the Company's total deposits balance at September 30, 2023. Additional capacity to utilize these third-party enhanced FDIC insured products exceeds the Company's total deposits balance.

Borrowed Funds

The Company had borrowed funds outstanding of $4.3 million at both September 30, 2023 and December 31, 2022, which were comprised of FHLB advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as a small portion of borrowed funds from a New Hampshire Business Finance Authority borrowing under a New Hampshire community development program linked to a commercial loan.

See also "Liquidity," below, for additional information on borrowing capacity.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.4 million at September 30, 2023, compared to $59.2 million at December 31, 2022.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 in this Form 10-Q, above, for further information regarding the Company's subordinated debt.

Shareholders' Equity

Total shareholders' equity amounted to $299.7 million at September 30, 2023, compared to $282.3 million at December 31, 2022, an increase of $17.4 million, or 6%. The increase was due primarily to an increase in retained earnings, partially offset by an increase in the accumulated other comprehensive loss, which resulted from a decrease in the fair value of debt securities.

For the nine months ended September 30, 2023 and September 30, 2022, the Company declared cash dividends of $8.4 million and $7.4 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 37,145 shares and 30,821 shares, totaling $1.1 million for each respective period.

On October 17, 2023, the Company announced a quarterly dividend of $0.23 per share to be paid on December 1, 2023 to shareholders of record as of November 10, 2023.

Derivatives and Hedging

Derivatives designated as hedging instruments

In September of 2023, the Company entered into a pay fixed, receive float, interest rate swap agreement with a notional value of $50.0 million and a term of two years. Under this interest rate swap agreement, the Company pays a fixed interest rate of 4.93% and receives the Secured Overnight Financing Rate.

In June of 2023, the Company entered into two pay fixed, receive float, interest rate swap agreements with a combined notional value of $50.0 million and both have a term of two years. Under these interest rate swap agreements, the Company pays a weighted average fixed interest rate of 4.43% and receives the Secured Overnight Financing Rate.

The notional value of interest rate swap agreements designated as fair value hedges amounted to $100.0 million at September 30, 2023. The fair value of these interest rate swap agreements, carried on the Company's Consolidated Balance Sheets as assets, was $393 thousand at September 30, 2023.

Derivatives not subject to hedge accounting

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $7.6 million at September 30, 2023 and $7.8 million at December 31, 2022. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $968 thousand at September 30, 2023 compared to $782 thousand at December 31, 2022.

Risk Participation Agreements

The notional value of RPAs sold amounted to $46.9 million at September 30, 2023 and $24.7 million at December 31, 2022. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $37 thousand at September 30, 2023 and $73 thousand at December 31, 2022.

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
At September 30, 2023, the Bank had the capacity to borrow additional funds from the FHLB and FRB of up to approximately $815.0 million and $335.0 million, respectively.

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

Capital Resources

The principal cash requirement of the Company is the payment of interest on subordinated debt and the payment of dividends on our common stock. The Company's Board of Directors may approve cash dividends on a quarterly basis after careful analysis and consideration of various factors, including our capital position, economic conditions, growth rates, earnings performance and projections as well as strategic initiatives and related regulatory capital requirements.

The Company's primary source of cash is dividends paid by the Bank, which are limited to the Bank's net income for the current year plus its retained net income for the prior two years.

The Company's total capital and tier 1 capital to risk weighted assets amounted to 13.45% and 10.61%, respectively, at September 30, 2023, compared to 13.49% and 10.56%, respectively, at December 31, 2022.

Tier 1 capital to average assets amounted to 8.59% at September 30, 2023, compared to 8.10% at December 31, 2022. The increase was driven primarily by the increase in retained earnings noted above and a decrease in average assets.

For further information about the Company's capital, see Note 9 "Regulatory Capital Requirements," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q, above.

Wealth Management

Wealth assets under management and wealth assets under administration are not carried as assets on the Company's consolidated balance sheets. The Company provides a wide range of wealth management and wealth services, including investment management, brokerage, annuities, trust, and 401(k) administration.

Wealth assets under management and wealth assets under administration amounted to $984.6 million and $211.0 million, respectively, at September 30, 2023, representing increases of $93.2 million, or 10%, and $12.5 million, or 6%, respectively, compared to December 31, 2022. The increase in assets under management resulted from an increase in market values as well as assets attracted through new and expanded client relationships.

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

The table below summarizes the results from and compares the percent change in net interest income to the rates unchanged scenario, assuming a static balance sheet, for a 24-month period at September 30, 2023 and December 31, 2022.

•In the 200 and 400 basis point increasing interest rate scenarios, net interest income was projected to decrease in the first 24 months compared to an increase at December 31, 2022 primarily due to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity.
•In the 200 basis point decreasing interest rate scenario, the percent decrease in net interest income was lower compared to the results at December 31, 2022. At September 30, 2023, deposit yields increased above the lower levels experienced at December 31, 2022 when deposit yields were closer to zero. As deposit yields increase, it allows for a higher level of rate declines in the 200 basis point declining rate scenario, which improved net interest income sensitivity results.

(Dollars in thousands, except for percentage data)	September 30, 2023	December 31, 2022
Changes in interest rates	Percentage Change	Percentage Change
Rates rise 400 basis points	(0.73)%	1.20%
Rates rise 200 basis points	(0.62)%	0.45%
Rates unchanged	—%	—%
Rates decline 200 basis points	(1.57)%	(5.34)%

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2023) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Recent bank failures, the resulting media coverage, and the related negative impact on customer confidence in the safety and soundness of the banking industry may adversely affect our business, earnings and financial condition.

When other financial institutions experience severe financial difficulties it could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. The failures of a number of banks in

2023 have resulted in significant market volatility among publicly traded bank holding companies which has caused uncertainty in the investor community and bank customers, generally. This uncertainty may negatively impact customer confidence in the safety and soundness of regional banks and, as a result, the Company's customers may choose to withdraw some or all of their deposited funds, and seek higher yielding alternatives, which could have a materially adverse impact on our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. In addition, this uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns.

Management continues to monitor the ongoing events concerning the March 2023 bank failures, potential bank failures and volatility within the financial services industry generally, together with any responsive measures that may be taken by the banking regulators in an attempt to mitigate or manage potential turmoil in the financial services industry.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2023:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	1,625	$30.30	—	—
August	—	—	—	—
September	—	—	—	—
________________________________
(1)Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

Item 3 -Defaults upon Senior Securities

Not Applicable.

Item 4 -Mine Safety Disclosures

Not Applicable.

Item 5 -Other Information

During the three months ended September 30, 2023, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6 -Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1.1    Amended and Restated Articles of Organization of the Company, as amended as of June 4, 2013 incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed June 10, 2013 (File No. 001-33912).

3.1.2    Articles of Amendment to the Restated Articles of Organization of the Company, as amended as of May 16, 2017 incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2017 (File No. 001-33912).

3.1.3    Articles of Amendment to the Amended and Restated Articles of Organization of the Company, as amended as of January 5, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 11, 2018 (File No. 001-33912).

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

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 7, 2023	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer