Form 10-K
period 2023-12-31
ENTERPRISE BANCORP INC /MA/
filed 2024-03-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $296,960,546 ($28.94 per share) as of June 30, 2023, the last trading day of the registrant’s most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: February 29, 2024, Common Stock, par value $0.01, 12,278,649 shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on May 7, 2024, are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations defined in the table below are provided to aid the reader when reviewing this Form 10-K:

Acronym	Description
ACH:	Automatic clearing house
ACL:	Allowance for credit losses
AOCI:	Accumulated other comprehensive income
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
BTFP:	Bank Term Funding Program
BOLI:	Bank-owned life insurance
CBLR	Community Bank Leverage Ratio
CD:	Certificate of deposit
CDE:	Community Development Entities
CECL:	Current expected credit loss
CEO:	Chief executive officer
CERCLA:	Comprehensive Environmental Response, Compensation and Liability Act
CET1:	Common equity tier 1
CFPB:	Consumer Financial Protection Bureau
CISO:	Chief information security officer
CMO:	Collateralized mortgage obligations
CMP:	Compliance Management Program
CRA:	Community Reinvestment Act of 1977
CTA:	Corporate Transparency Act of 2019
DRSPP:	Dividend reinvestment and direct stock purchase plan
DIF:	Deposit Insurance Fund
DTA:	Deferred tax asset
EWMC:	Enterprise Wealth Management Committee
EGRRCPA:	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
FASB:	Financial Accounting Standards Board
FDIA:	Federal Deposit Insurance Act
FDIC:	Federal Deposit Insurance Corporation
FHLB:	Federal Home Loan Bank
FinCEN:	Financial Crimes Enforcement Network
Fintech:	Financial technology
FIRREA:	Financial Institutions Reform, Recovery and Enforcement Act
FRB:	Federal Reserve Bank of Boston
FS-ISAC	Financial Services Information Sharing and Analysis Center
GAAP:	Generally Accepted Accounting Principles
HMDA:	Home Mortgage Disclosure Act
IRS:	Internal Revenue Service
MBS:	Mortgage-backed securities
Net Interest Margin:	Tax-equivalent net interest margin
NH BFA:	New Hampshire Business Finance Authority
NIST:	National Institute of Standards and Technology
NMTC:	New Market Tax Credit
OREO:	Other real estate owned
PPP:	Paycheck Protection Program
RESPA:	Real Estate Settlement Procedures Act
ROU:	Right-of-use
RPA:	Risk participation agreement
SAR:	Suspicious activity reports
SBA:	Small Business Administration
SERP:	Supplemental employee retirement plan
SIEM:	Security Information and Event System
TDR:	Troubled debt restructuring
TILA:	Truth-in Lending Act
U.S.:	United States

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
•Enterprise Wealth Services, LLC, organized in 2000 in the State of Delaware for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Wealth Services."
•In February 2023, the Bank organized the EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") under the laws of the State of Delaware for the purpose of investing in a local NMTC project which provides federal tax incentives for investments in distressed communities.

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

Lending Products

General

The Company specializes in lending to business entities, non-profit organizations, professional practices, and individuals. The Company's primary lending focus is on the development of high-quality, long-term commercial relationships achieved through active business development efforts, strong community involvement, and focused marketing strategies. Commercial loans may include commercial real estate mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and letters of credit. Consumer or "retail" loans may include conventional residential mortgage loans, home equity lines of credit, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

The Company's internal residential origination and underwriting staff originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company contracts with an external loan review company to complete a regular quality control review in accordance with secondary market underwriting standards for residential mortgage loans. The sample reviewed is based on loan volume originated since the prior review. Additionally, the Company's internal compliance department monitors the residential loan origination activity for regulatory compliance.

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

The Loan Committee of the Company's Board of Directors (the "Board") approves loan relationships exceeding certain prescribed dollar limits. The Board's Loan Committee reviews current portfolio statistics, problem credits, construction loan reviews, watch assets, loan delinquencies, and the allowance for credit losses, as well as current market conditions and issues relating to the construction and commercial real estate development industry and the reports from the external loan review company. The Board's Loan Committee is also responsible for approval of the loan policy and credit-related charge-offs recommended by management, subject to final approval by the full Board.

At December 31, 2023, the Bank's statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $93.5 million, subject to certain exceptions provided under applicable law.

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

Commercial and industrial loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing and term loans. Also included in commercial and industrial loans are loans partially or fully guaranteed by the SBA, and loans under various other government and municipal programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Revolving lines of credit are written on demand and those over $100 thousand are subject to annual credit review. Revolving lines of credit below this threshold are monitored based on payment history and other performance criteria. Commercial and industrial loans have average repayment periods of 1 to 7 years.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements. When a participation does not qualify as a sale under GAAP, the loan is carried at gross principal outstanding and the balances participated out to other institutions are carried as secured borrowings on the Company's consolidated financial statements. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

Residential Loans

Enterprise Bank originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower's primary residence, or as vacation homes or investment properties. Loan-to-value policy limits vary, generally from 75% for multi-family owner-occupied properties, up to 97% for single family owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition, financing is provided for the construction of owner-occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable-rates of interest. Fixed and adjustable-rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell fixed and adjustable-rate residential mortgage loans that are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans. Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

Home Equity Lines of Credit ("Home equity")

The Company originates home equity revolving lines of credit for one-to-two family residential properties with maximum original loan-to-value ratios generally up to 75% of the automated valuation or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the prime lending rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for standard home equity lines requires interest only payments for the first ten years of the lines. Generally, at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a 15-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period. Home equity line of credit programs are available with the ability to convert all or a portion of the home equity line of credit balance to a fixed-rate term note subject to certain requirements and limitations. Available credit on the home equity line becomes available again as principal is repaid on the converted amounts.

Consumer Loans

Consumer loans consist primarily of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities (Mass Save ®), and overdraft protection lines on checking accounts extended to individual customers. The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances.

Credit Risk and Allowance for Credit Losses

Information regarding the Company's credit risk and allowance for credit losses is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the section "Financial Condition," under "Loans," in the subsections "Credit Risk," and "ACL for Loans" of this Annual Report on Form 10-K for the year ended December 31, 2023 (this "Form 10-K"). See also Note 1, "Summary of Significant Accounting Policies," under Item (h) "Credit Risk Management and ACL for Loans Methodology" to the Company's audited consolidated financial statements, contained in Item 8 of this Form 10-K.

Deposit Products

Deposits have traditionally been the principal source of the Company's funds. Enterprise offers a broad selection of competitive commercial and retail deposit products, including checking accounts, limited-transactional savings and money market accounts, commercial sweep products, and term CDs. The Company's deposit products are offered to commercial businesses, professionals, municipalities, non-profit organizations, and individuals. As a member of the FDIC, the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

In addition to the deposit products noted above, the Company also provides customers the ability to automate allocation of investment sweep (commercial only), money market, and CD balances to nationwide networks of reciprocating FDIC insured banks. Deposits are placed into a nationwide network of banks in increments that are eligible for FDIC insurance. This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the "excess" funds into participating FDIC insured accounts or term CDs. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks. Essentially, the equivalent of the original deposit comes back to the Company and is available to fund operations. The original funds placed into the networks are not carried as deposits on the Company's Consolidated Balance Sheet, however the network's reciprocal dollar deposits are carried within the appropriate product category under customer deposits on the Consolidated Balance Sheet.

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

Cash management clients can enroll in remote check deposit capture, lockbox, ACH origination, domestic and international U.S. dollar wire transfers, foreign currency wire transfers, "Positive Pay" to reduce check fraud and unauthorized ACH received items, account reconciliation, zero balance target transfers, automated investment sweeps, and commercial card and merchant services programs offered through third parties.

Investment sweep services include third-party FDIC enhanced money market or third-party non-deposit mutual funds. Management believes that commercial customers benefit from the flexibility of these products, while retaining conservative investment options of high quality and safety. The balances swept daily into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

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

Enterprise Wealth Management utilizes an open-architecture approach to client investment management, focusing on strategic asset allocation to select independent investment management firms and individual securities on behalf of our clients. The Company partners with investment research firms and uses state of the art analytic tools to strengthen and inform the asset allocation and portfolio construction processes. The investment management process is intended to enable the Company to build and maintain investment portfolios to meet each client’s financial objectives and aims to deliver superior long-term results.

Enterprise Wealth Services provides brokerage and management services through a third-party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor. Retirement plan services are offered through third-party arrangements with leading 401(k) plan providers.

The EWMC of the Board is responsible for overseeing that the fiduciary and investment activities of Enterprise Wealth Management and Enterprise Wealth Services are consistent with those powers delegated by the Board and that prudent care and discretion are followed in the management of client assets. EWMC is also responsible for reviewing investment performance of investment advisors, strategic planning initiatives and results, and proposed new products or services, among other responsibilities.

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

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates. The Company's cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets and money market mutual fund accounts), short team U.S. Treasury notes and overnight and term federal funds sold to money center banks. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company.

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

The Company is required to purchase FHLB stock at par value in association with the Bank's outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value.

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB, the FRB discount window, the BTFP established by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and borrowing arrangements with correspondent banks. On January 24, 2024, the Federal Reserve Board announced that the BTFP will cease making new loans after March 11, 2024.

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

The FRB discount window and BTFP borrowing capacity is based on the pledge of qualifying collateral balances to the FRB. Collateral pledged to the FRB consists primarily of certain municipal and corporate securities held in the Company's investment portfolio. Additional types of collateral are available to increase borrowing capacity with the FRB if necessary.

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

The Company is subject to the regulatory capital framework known as the "Basel III Rules" which include risk-based capital ratio requirements. Management believes, as of December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of December 31, 2023, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

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

At December 31, 2023, the Company employed 570 full-time equivalent team members. None of the Company's employees are presently represented by a union or covered by a collective bargaining agreement.

Diversity, Equity, Inclusion & Belonging

At Enterprise Bank, we encourage and foster a culture of diversity, equity, inclusion, and belonging where everyone feels valued and respected. Our Bank-wide DEIB Program Steering Committee was founded to further embrace and promote awareness of personal identity in the workplace, to identify and help resolve equity gaps and to strengthen everyone’s sense of belonging within our Enterprise family. To help team members with similar backgrounds and experiences connect, and to bring together supportive networks, we’ve established several Employee Resource Groups at the Bank, including the PRIDE Community of Respecting People’s Sexuality & Gender, Veterans ERG, Working Parents ERG, and our Multicultural Alliance, a cross-functional team of ambassadors who promote diversity and share ideas to help celebrate our differences while seeking connections through intercultural conversations, awareness, and respect. In 2023, a Young Professionals ERG was established at the Bank with a mission to help develop our young professionals through education, guidance, resources, and networking opportunities.

As of December 31, 2023, 68% of our team members are women and 22% are self-identified as Black, Indigenous, and persons of color. Of our managerial team members, 66% are women and 13% are self-identified as Black, Indigenous, and persons of color.

Employee Development

We strive to attract the best talent and to foster their growth and development by continually investing in and supporting the ongoing development of our team members. Our Enterprise team has the opportunity to participate in in-house training, seminars, webinars, and conferences. We also support professional certifications and designations, continued education assistance and reimbursement.

Managers are encouraged to work with their team members to develop individualized career development plans and strategies based on our S.O.A.R. framework: Strengths, Opportunities, Aspirations, Results. Enterprise also offers a mentorship program to help guide team members and contribute to their holistic personal and professional development.

Employee Benefits & Wellness

Enterprise strives to provide team members with a range of compensation and reward programs that are meaningful and important to them. We offer compensation opportunities that are competitive with our geographic markets. New team members starting in entry level roles begin at above minimum wage and we have increased starting pay each year.

Enterprise offers unique programs to give team members a greater vested interest in the Bank’s success. We offer a Spot Bonus Award Program, an Equity Ownership Participation Program, a Variable Compensation Incentive Plan, and Sales Incentive Plans to incentivize team members to perform well by rewarding them with a monetary payout when the team member and the Bank are successful.

As part of our "total rewards," we offer employees several insurance plan options, including three health insurance plans, two dental insurance plans, two vision insurance plans and 401(k) matches. Enterprise bankers also have access to our Employee Assistance Program, which offers help to team members and/or their household members who may be experiencing problems related to life changes and/or personal stress, paternity leave, tuition reimbursement, short- and long-term disability and flexible work arrangements.

Enterprise Bank’s wellness program encourages a healthy lifestyle and supports team members’ physical, financial, spiritual and emotional well-being through ongoing holistic education programs, interactive initiatives and social support.

Company Websites

The Company currently uses outside vendors to design, support, and host its primary internet website: www.enterprisebanking.com. The information contained on or accessible from our websites does not constitute a part of this Form 10-K and is not incorporated by reference.

The Company's website provides information on the Company and its products and services. Users have the ability to securely open various deposit accounts, as well as the ability to submit mortgage loan applications and related documentation securely online and, via a link, to access their bank accounts and perform various financial transactions, and via the wealth-management link to access various wealth account reports and statements, and the ability to consolidate all investment accounts (Enterprise or others) on one secure platform.

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

In the Investor Relations section of the Company's website, under the SEC Filings tab, the Company makes available copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q ("Form 10-Q"), proxy statements and current reports on Form 8-K ("Form 8-K"). Additionally, the site includes current registration statements that the Company has been required or elected to file in connection with the issuance of its shares and other securities. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% or greater shareholders under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC's posting of these reports on its EDGAR system through the SEC's website (www.sec.gov).

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

Internet-based banks, non-bank electronic payment and funding channels, and other tech-based financial intermediaries have become a fast-growing and strong competitor in the financial services marketplace. The evolving Fintech industry aims to compete with traditional banking services and delivery methods and although the industry offers opportunities for strategic partnerships, it is also a source for direct competition.

The Company faces increasing competition within its marketplace on the pricing and terms of loans. This is expected to be an ongoing competitive challenge; however, the Company is committed to maintaining asset quality and focuses its sales efforts on building long-term full relationships, rather than competing for individual transactions or easing loan terms.

The Company faces ongoing competition within its marketplace on the pricing and terms of deposit products. The Company actively seeks to increase deposit market share and strengthen its competitive position with a commitment to providing an enhanced customer experience. The Company continuously reviews its deposit product offerings, cash management and ancillary services and delivery channels to ensure it is competitive.

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

Bank Holding Company Regulation
As a registered bank holding company, the Company is required to furnish to the FRB annual and quarterly reports of its financial condition and results of operations, among other information and reports that may be required.

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

In addition, regulations promulgated by the Federal Reserve Board related to determinations of "control" for purposes of the Bank Holding Company Act include presumptions for use in control determinations according to a tiered methodology using 5%, 10% and 15% as the presumption thresholds. These regulations apply to questions of control under the Bank Holding Company Act but do not extend to the Change in Bank Control Act of 1978, as amended (the "Change in Bank Control Act").

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

A bank holding company that qualifies and elects to become a "financial holding company" may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Company has no current intention of seeking to become a financial holding company.

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
The Federal Reserve Board can assess civil money penalties for activities conducted on a knowing and reckless basis, if such unsafe and unsound activities caused a substantial loss to a depository institution. The FIRREA expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations. Potential penalties can be as high as $1 million for each day the activity continues.

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

    Capital Requirements under the Basel III Rules

Federal banking regulations implementing the international regulatory capital framework, referred to as the "Basel III Rules," apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Under the Basel III Rules, a bank holding company must satisfy certain capital levels in order to comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments to executives.
The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. An institution will be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Basel III minimum capital ratios with the full capital conservation buffer are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total Risk-Based Capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 Risk-Based Capital (tier 1 to risk-weighted assets)	6.00%	2.50%	8.50%
Tier 1 Leverage Ratio (tier 1 to average assets)(1)	4.00%	N/A	4.00%
Common Equity Tier 1 Risk-Based Capital (CET1 to risk-weighted assets)	4.50%	2.50%	7.00%
 __________________________________________
(1)Capital conservation buffer is not applicable to Tier 1 Leverage Ratio.

In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks were also allowed to elect, on a one-time basis in their March 31, 2015 quarterly filings, to permanently opt-out of the requirement to include most AOCI components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the previous capital rules. Under the Basel III Rules, in 2015 the Company made such an election to permanently exclude AOCI from capital.

Management believes that, as of December 31, 2023, the Company met all capital adequacy requirements to which it was subject under Basel III. As of December 31, 2023, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations.

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

Permissible Activities
Under the FDIA, as amended, and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the FDIC's DIF. In addition, the Bank may also form, subject to the approvals of the Division and the FDIC, "financial subsidiaries" to engage in any activity that is financial in nature or incidental to a financial activity. In order to qualify for the authority to form a financial subsidiary, the Bank is required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Bank has no current intention of doing so.
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

Management believes that, as of December 31, 2023, the Bank exceeded its minimum capital requirements and met all capital adequacy requirements to which it was subject under the Basel III Rules.

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

The Bank's regulatory capital ratios were in excess of the levels established for "well-capitalized" institutions as of December 31, 2023. As noted above, as of December 31, 2023, management believes the Bank satisfied all capital adequacy requirements under the Basel III Rules.

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

The Dodd-Frank Act amended the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The Bank may, therefore, also establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state. In this case, the Bank would also be required to file a notice with the Division, the FDIC and potentially the banking authority of the state into which the Bank intends to establish a branch.

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

Restrictions on Dividends and Other Capital Distributions

Both Massachusetts and federal law limit the payment of dividends by the Bank. Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Any dividend payment that would exceed the total of the Bank's net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. The Massachusetts banking statues define the term "net profits" to mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from such total all current operating expenses, actual losses, accrued dividends on any preferred stock and all federal and state taxes. Applicable provisions of the FDIA also prohibit a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become "undercapitalized." If the Bank's capital becomes impaired or the FDIC or Division otherwise determines that the Bank needs more than normal supervision, the Bank may be prohibited or otherwise limited from paying dividends or making capital distributions to the Company. Consequently, any restrictions on the ability of the Bank to pay dividends to the Company may, in turn, restrict the ability of the Company to pay dividends to its shareholders.

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

On October 24, 2023, the federal banking agencies adopted a final rule to modernize regulations implementing the CRA. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data, and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule also exempts small and intermediate banks from new data collection and reporting requirements that apply to banks with assets of at least $2 billion, such as the Bank, and limits certain new data requirements to large banks with assets greater than $10 billion. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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

These provisions place limits on the amount of loans or extensions of credit and investment in affiliates; assets that may be purchased; extensions of credit to third parties collateralized by securities or obligation; and the guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Under both Massachusetts and federal law, including Section 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve thereunder, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, (ii) must follow the credit underwriting procedures at least as stringent as those applicable to comparable transactions with third parties, and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, these extensions of credit may not exceed, together with all other outstanding loans to such persons and affiliated entities, the Bank's total capital and surplus. Any extension of credit to insiders above specified amounts must receive the prior approval of the Bank's board of directors. Any violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease-and-desist order, and other regulatory sanctions.

    Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2023, the Bank's concentrations of commercial real estate loans fell slightly above the established levels and the Company believes its credit risk administration to be consistent with heightened risk management regulatory guidance.

The Basel III Rules also require loans categorized as "high-volatility commercial real estate," or HVCRE, to be assigned a 150% risk weighting and require additional capital support. However, the EGRRCPA prohibits federal banking regulators from imposing this higher capital standard on HVCRE exposures unless they are for higher risk loans for acquisition, development or construction, or ADC, and clarifying ADC status.

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

Consumer Financial Protection Bureau

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth-in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Significant recent CFPB developments include:

•continued focus on fair lending, including promoting racial and economic equity for underserved, vulnerable and marginalized communities;
•focused efforts on enforcing certain compliance obligations the CFPB deems a priority, such as automobile loan servicing, debt collection, deposit, overdraft, non-sufficient funds, representment fees and other services fees, mortgage origination and servicing, and remittances, among others; and
•rulemaking plans concerning, among others, consumers' access to their financial information and requirements for financial institutions to collect, report and make public certain information concerning credit applications made by women-owned, minority-owned and small businesses.

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

Home Mortgage Disclosure Act

On October 15, 2015, pursuant to Section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regard to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the Bureau to require other data collection points under implementing Regulation C. The HMDA Rules adopted a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures. EGRRCPA amended provisions of the HMDA Rules to exempt certain insured institutions from most of the expanded data collection requirements required of the Dodd-Frank Act. The CFPB further amended the HMDA Rules in April 2020 so that, effective January 1, 2022, institutions originating fewer than 100 dwelling secured closed-end mortgage loans or fewer than 200 dwelling secured open-end lines are exempt from the expanded data collection requirements. On February 1, 2023, the Office of the Comptroller of the Currency issued OCC Bulletin 2023-5 which clarified that, following a recent court decision vacating the 2020 HMDA Final Rule as to the loan volume reporting threshold for closed-end mortgage loans, the loan origination threshold for reporting HMDA data on closed-end mortgage loans reverted to the 25 loan threshold established by the 2015 HMDA Final Rule. The Bank does not receive this reporting relief based on the number of dwellings secured mortgage loans reported annually.

UDAP and UDAAP

Banking regulatory agencies have increasingly used a general consumer protection statute to address "unfair," "deceptive" or "abusive" acts and business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. "Unjustified consumer injury" is the principal focus of the FTC Act. UDAP laws and regulations were expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices," referred to as UDAAP and were delegated to CFPB for rulemaking. The federal banking agencies have the authority to enforce such rules and regulations. Under the Dodd-Frank Act, CFPB looks to various factors to assess whether an act or practice unfair, including whether it causes or is likely to cause substantial injury to consumers, the injury is not reasonably avoidable by consumers, and the injury is not outweighed by countervailing benefits to consumers or to competition. A key focus of CFPB is whether an act or practice hinders a consumer's decision-making.

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

In addition, publicly traded companies are required by the SEC to give shareholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Also, certain publicly traded companies are required to disclose the ratio of the compensation of their CEO to the median compensation of its employees. The Company addresses these votes and disclosures in its annual Proxy Statement.

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

In August 2022, the SEC adopted the final "pay-for-performance" rule mandated by the Dodd-Frank Act. Among other disclosure requirements, the rule requires companies to disclose the relationships among named executive officer compensation "actually paid," total shareholder return and certain financial performance measures that the company uses to link compensation to company performance for its five most recent fiscal years. The rule first applied to disclosures in the Company's proxy statement for the 2023 annual meeting of shareholders.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or "clawback" of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In accordance with Rule 10D-1 promulgated by the SEC under the Exchange Act and Nasdaq Listing Rule 5608, the Compensation and Human Resources Committee of the Board of Directors adopted and implemented an Incentive Award Recoupment Policy, effective as of October 2, 2023. The Incentive Award Recoupment Policy can be found within Item 15, "Exhibits, Financial Statement Schedules," of this Form 10-K.

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

Under Section 501 of the Gramm-Leach-Bliley Act, and its implementing regulations, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to protect the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Under these rules, all financial institutions are required to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. In addition, Massachusetts has established Standards for the Protection of Personal Information which create minimum standards to be met in connection with the safeguarding of personal information and outline the content and timing of disclosures required following a system breach or compromise.

Beginning on May 1, 2022, a bank holding company, such as the Company, and an FDIC-supervised depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, as soon as possible and no later than 36 hours after a determination that a computer-security incident that rises to the level of a notification incident has occurred.

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in its Annual Reports on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination.

Under the Gramm-Leach-Bliley Act, all financial institutions must develop initial and annual privacy notices that are provided to its customers describing in general terms, the bank's information sharing practices to affiliated and non-affiliated third parties and the customer's ability to opt-out of certain information sharing practices. Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any unaffiliated third-party for use in marketing.

Bank Secrecy Act, Anti-Money Laundering Initiatives and USA PATRIOT Act

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

The FinCEN issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies, that became effective in May 2018. The final rule adds a requirement to understand the nature and purpose of customer relationships and identify the "beneficial owner" (25% or more ownership interest) of legal entity customers. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for bank mergers and acquisitions. The regulatory authorities have imposed "cease-and-desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the Bank Secrecy Act and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry placing responsibility to the corporate entities to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million; (iii) increased penalties for violations of the Bank Secrecy Act; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement, pursuant to the CTA. The rule requires most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners-the persons who ultimately own or control the company, to FinCEN. On December 22, 2023, FinCEN issued a final rule regarding access by authorized recipients to beneficial ownership information that will be reported to FinCEN pursuant to Sec. 6403 of the CTA, which is part of the NDAA. The regulations implement strict protocols required by the CTA to protect sensitive personally identifiable information reported to FinCEN and establish the circumstances in which specified recipients have access to beneficial ownership information, along with data protection protocols and oversight mechanisms applicable to each recipient category. The disclosure of beneficial ownership information to authorized recipients in accordance with appropriate protocols and oversight will help law enforcement and national security agencies prevent and combat money laundering, terrorist financing, tax fraud, and other illicit activity, as well as protect national security.

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

Environmental Laws Potentially Impacting the Bank

We are subject to state and federal environmental laws and regulations. The CERCLA is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan, which costs often substantially exceed the value of the property.

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

Risk Management Framework

In addition to the risks discussed below, numerous other factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model are addressed in Item 1A, "Risk Factors," of this Form 10-K. This Risk Management Framework discussion should be read in conjunction with Item 1A and Item 1C, "Cybersecurity," of this Form 10-K.

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

These risks, and the decisions related thereto, include, but are not limited to: credit risk, market and interest rate risk, liquidity management, capital risk, information technology and cybersecurity risk, legal and regulatory compliance risk, corporate governance, internal control over financial reporting, reputational risk, strategic risk, compensation risk, physical security, loss and fraud prevention, policy reviews, third-party risk management (direct and indirect vendors) and contract management, business continuity and succession planning, and short and long-term capital projects and facility planning.

The Company promotes proactive risk management by all Enterprise employees with clear ownership and accountability. Managers in each line of business have responsibility for identifying, assessing, and managing the risks in their areas. The Risk Management department is responsible for providing guidance, oversight, and input on remediation to business lines to provide reasonable assurance that risk assessments and mitigating controls and procedures are properly designed and functioning within their areas. The Risk Management department also independently monitors operational risk, including information security, third-party risk management, disaster recovery and business continuity planning. Periodically, management reports and risk assessments are provided to the Board or its committees relating to the Bank's risk profile and the adequacy of the risk management program. In addition, the Internal Audit department, which is independent of management, through reviews and testing, confirms appropriate risk management controls, processes and systems are in place and functioning effectively.

The Company also maintains a package of commercial insurance policies with national insurers, which provides for a broad range of insurance coverage for a variety of risk factors, at levels deemed appropriate by management. Insurance policies are reviewed annually, or as circumstances change, by management for necessary updates and adjustments in coverage, in addition to reviews by an independent third-party and the Audit Committee of the Board.

Key Risk Areas

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

Information Security, third-party risk management, cybersecurity governance and the incident response plan are reviewed in detail in Item 1C, "Cybersecurity Risk Management and Strategy," of this Form 10-K, below. The Technology & Information Security Committee of the Board oversees the technology and cybersecurity strategies and their alignment with business strategies. The Committee also oversees the effectiveness of the information security program and monitors the results of third-party testing and risk assessments and responses to breaches of customer data, among other project management, cybersecurity governance, and business continuity oversight functions.

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

The Company maintains a CMP designed to meet regulatory and legislative compliance requirements. The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, managing customer complaints, and educating employees in matters relating to regulatory compliance. The Audit Committee of the Board oversees the effectiveness of the CMP.

Credit risk management is reviewed in detail in Item 7, "Management's Discussion and Analysis of Financial Condition and

Results of Operations," in the section "Loans," under the heading "Credit Risk" of this Form 10-K. The Loan Committee of the Board oversees the effectiveness of credit risk management.

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

For information regarding capital planning, current capital framework requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2023, see the section within Item 1, "Business," entitled "Capital Resources" and the sections within "Supervision and Regulation" entitled "Capital Requirements" and "Capital Requirements under Basel III" and for the Bank "Capital Adequacy Requirements" of this Form 10-K and also see Note 12, "Shareholders' Equity," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

The Company maintains a set of internal controls over financial reporting designed to provide reasonable assurance to management that the information required to be disclosed in reports it files with or furnishes to the SEC is prepared and fairly presented based on properly recorded, processed, and summarized information. The Audit Committee of the Board oversees the effectiveness of the internal control over financial reporting. See Item 9A, "Controls and Procedures," of this Form 10-K, below, for management's reports on its evaluation of disclosure controls and internal control over financial reporting.

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and has inherent limitations and may not prevent or detect all risks, and therefore can provide only reasonable, not absolute, assurances that the objectives of the system are met. An overview of these risks, among others, related to the Company are outlined in Part I, Item 1A, "Risk Factors," in this Form 10-K, below.

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

RISK MANAGEMENT CONTROLS

Risk Management Controls and Procedures Could Fail or Be Circumvented
Management regularly reviews and updates the Company's internal controls, corporate governance policies, Information Security Program, compensation policies, Code of Business Conduct and Ethics and security controls to prevent and detect errors and potential monetary losses, loss of confidential information and data, denial of service attacks and loss of physical assets by theft, malicious destruction or damage, fraud, or robbery from both internal and external, physical or cyber sources.

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

The Company is Subject to Interest Rate Risk
The Company's earnings and cash flows are largely dependent upon its net interest income, meaning the difference, or spread, between interest income earned and interest expense paid. Changes in market interest rates may affect the rates on our loan, investment and deposit products at differing speeds in both time and scale, which could negatively impact the demand for bank products and net interest margin. Our net interest margin may decrease even if the Federal Reserve Bank lowers the federal funds rate interest rate. Interest rates are highly sensitive to many factors that are beyond the Company's control, including competition from both banks and non-bank financial service providers, the monetary policy of the Federal Reserve, inflation and deflation, and volatility of domestic and global financial markets due to any number of factors including, among other things, widening geopolitical tensions. The current environment of elevated interest rates could continue to increase our funding costs and negatively impact our net interest margin and our asset-liability management strategies for funding loan growth.

The Company is subject to Inflation and Deflation Risks
Unlike an industrial company, virtually all assets and liabilities of the Company are monetary in nature. As a result, interest rates, which are impacted by inflation, have a more significant impact on the Company's performance than the general level of inflation. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services impacted by inflation.

The ongoing inflationary environment in the United States and our market areas has resulted in higher interest rates and increased interest rate risk as our interest earning asset yields are generally longer in duration and therefore reprice less quickly than our interest-bearing liabilities (only 13% of deposits are certificates of deposit). The risks to our business from inflation depend on the durability of the current inflationary pressures in our markets. Persistent inflation could lead to tighter-than-expected monetary policy and higher interest rates, which could slow loan growth and increase cost of funds for the Company, reduce net interest margin and profitability, lower asset prices and weaken economic activity. Conversely a prolonged period of deflation may also lead to a deterioration in economic conditions in the United States and our markets causing stress on commercial customers and unemployment, which could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.
Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," below in this Form 10-K, for more information on the projected impact of interest rates on the Company’s balance sheet at December 31, 2023.

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

Higher market interest rates have resulted in unrealized losses on the Company's fixed income bond portfolio. If market interest rates continue to rise, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to AOCI, a component of Shareholders' Equity. A significant increase in market rates may have a negative impact on the Company's book value per common share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

The Potential for Bank Failures and any Related Negative Impact on Customer Confidence in the Safety and Soundness of the Banking Industry may Adversely Affect our Business.
If other financial institutions experience severe financial difficulties, it could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. Regional bank failures or failure of confidence in the financial industry generally, could result in significant market volatility among publicly traded bank holding companies which may cause uncertainty in the investor community, generally.

This uncertainty may negatively impact customer confidence in the safety and soundness of the banking system and, as a result, the Company's customers may choose to withdraw some or all of their deposited funds, which could have a materially adverse impact on our liquidity, cost of funding, loan growth, net interest margin, capital and results of operations. In addition, advances in technology have increased the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns.

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

Sources of External Funding Could Become Restricted and Impact the Company's Liquidity
Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The Bank’s access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization, the financial services industry, or the economy in general. Factors that could detrimentally impact access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory actions against the Bank. Market conditions or other events could also negatively affect the level or cost of funding, affecting the Bank’s ongoing ability to meet liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences.

If, as a result of general economic conditions or other events, sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds, may incur substantially higher funding costs, be required to sell assets, restrict operations, or restrict the payment of dividends. Furthermore, if the Company is unable to raise adequate funds through external sources, the Company may need to sell assets with unrealized losses in order to generate additional liquidity, which could decrease the capital of the Company and have an adverse effect on our business, financial condition and results of operations.

LENDING

There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in the economic conditions in the market areas in which the Company operates and changes in interest rates. In addition, the Company may be impacted by the following risks associated with its lending activities:

Commercial Lending Generally Involves a Higher Degree of Risk than Retail Residential Mortgage Lending
The Company's loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans. These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans and typically have larger balances. The underlying commercial real estate values, lower demand for office and retail space, increase costs to complete construction projects. Customer cash flows can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy.

Commercial real estate values may be elevated and the outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to higher interest rate environment and prices for commodities, goods and services. Credit performance across the industry over the medium- and long-term is susceptible to economic and market forces and our non-performing loans and charge offs may increase. Some degree of general instability in the broad commercial real estate market may occur in the coming quarters as loans are refinanced at higher interest rates and in markets with higher vacancy rates under current economic conditions. Our commercial borrowers may experience greater difficulties meeting their obligations if debt service coverage declines as adjustable-rate loans reprice to higher interest rates and customer cash flows are impacted by inflationary pressures. Conversely, in periods of decreasing interest rates, likely resulting from economic slowdown or recession, borrowers may experience difficulties meeting their obligations and seek to refinance their loans for lower rates, which may adversely affect income from these lending activities. Instability and uncertainty in the commercial real estate markets and elevated level of interest rates could have a material adverse effect on our financial condition and results of operations.

The Company May Need to Increase its Allowance for Credit Losses
The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, non-performing trends, and economic forecasts, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company's allowance for credit losses and may require an increase in the provision for credit losses or the recognition of loan charge-offs, based on judgments that may differ from those of the Company's management.

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

Concentrations in Commercial Real Estate Loans are Subject to Heightened Risk Management and Regulatory Review
If a concentration in commercial real estate lending is present, as measured under government banking regulations, management must employ heightened risk management lending practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, portfolio risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. Management believes that it is in compliance with the enhanced risk management practices. When a concentration is determined to exist, the Company may incur additional operating expenses in order to comply with additional risk management practices and increased capital requirements.

INFORMATION & TECHNOLOGY RESOURCES

The use of technology related products, services, delivery channels, access points and processes expose the Company to various risks, particularly operational, privacy, cybersecurity, strategic, reputation and compliance risk. The ongoing move towards more cloud-based and third-party hosted technology solutions may subject the Bank to certain heightened cyber risks. The potential use of generative artificial intelligence to launch sophisticated cyber-attacks, and the threat that foreign state-sponsored agencies' cyber threat operations may pose heightened risk of disruptions to U.S. critical infrastructure and thereby the Bank's operations. Banks are required by regulatory agencies to prudently manage cyber, third-party, cloud-based and technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring, and controlling these risks.

Failure to Keep Pace with Technological Change Could Affect the Company's Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services, extended service and settlement frequencies, data management and delivery channels. Failure to successfully plan or keep pace with technological changes affecting the banking industry, or failure to adequately plan, train and educate staff and customers on the use and risks of new technologies and extended service cycles, failure to capture or manage data, or failure to comply adequately with regulatory guidance regarding information and cybersecurity could have a material adverse effect on the Company's business and, in turn, the Company's financial condition and results of operations. In addition, there may be significant time and expenses associated with upgrading and implementing new technology, technology compliance, information security and cybersecurity processes.

Information Systems Could Experience an Interruption, Failure, Breach in Security, or Cyber-Attack
The Company relies heavily on public utilities infrastructure, internal information and operating systems, and cloud-based solutions and storage to conduct its business effectively, and these systems could fail in a variety of ways. In addition, the use of network, cloud-based, or third-party hosted systems expose the Company to the increased sophistication and activity of cyber-criminals, both domestic and international. Current geopolitical tensions could result in serious and catastrophic attempts at cyber-attacks on the U.S. web-based infrastructure. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of the information resources of the Company. These incidents may be an intentional attack or an unintentional event and could involve blocking the Company from accessing its own systems or remote servers in exchange for a ransom payment, gaining unauthorized access directly to our information systems, or indirectly through our vendors and customers systems or servers, for purposes of misappropriating assets, stealing confidential corporate information or customers' Personally Identifiable Information, corrupting data, denying access or causing operational disruption. The Company's independent third-party service providers or their subcontractors may also expose the Company to cybersecurity risk. Additionally, vendors' and customers' home, business or mobile information systems and the servers they rely on, are at risk of fraudulent corporate account takeovers which the Company may not be able to detect, and may impact the Company's ability to service its customers. There is no guarantee the Company's counteractions will be successful or that the Company will have the resources or technical expertise to anticipate, detect or prevent rapidly evolving types of cyber-attacks.

The occurrence of any failures or disruptions as noted above, or the Company's inability to detect, respond, disclose and correct such occurrence or compromise in a timely manner, could subject the Company to increased operational costs to detect and rectify the situation, damage the Company's reputation and deter customers from using the Company's services, increase the Company insurance cost or the ability to obtain adequate cyber insurance coverage, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability.

OPERATIONS

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors within its market area and beyond. Some of these competitors are larger and have more financial resources than the Company; some are not subject to the same degree of government regulation as the Company and thus may have a competitive advantage. If the Company encounters difficulties attracting and retaining customers it would have a material adverse effect on the Company's growth and profitability.

The Company May Experience a Prolonged Interruption in its Ability to Conduct Business
The Company relies heavily on its personnel and facilities to conduct its business. A material loss of people or physical damage, destruction, or denial of access to our core operating facilities, for any number of reasons including localized natural disasters, global pandemics and government's reaction thereto, demonstrations/pickets at or near facilities, or the local impact of geopolitical tensions, could result in prolonged business interruptions impacting customer services and our ability to conduct transactions.

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

Climate Change and Related Legislative and Regulatory Initiatives May Materially Affect the Company’s Business
Climate change, which is having a dramatic effect on weather patterns and causing more frequent and severe weather events, may negatively impact the regional and local economy, increasing credit and other financial risks for the Company and our customers. The physical effects of climate change may adversely impact the value of real property securing the loans in our portfolios and our customers' ability to continue to conduct operations at their business locations. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted.

Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. The Company cannot predict what legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the Company's business.

ESTIMATES AND ASSUMPTIONS

The Company's Financial Condition and Results of Operation Rely in Part on Management Estimates and Assumptions
In preparing the financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized. These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended. Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates and be adversely affected should the assumptions and estimates used be incorrect or change over time. The most significant areas in which management applies critical assumptions and estimates are: the estimates of the allowance for credit losses for loans, and available-for-sale securities, the reserve for unfunded commitments and the impairment review of goodwill.

The Net DTAs May be Determined to be Unrealizable in Future Periods
In making its assessment on the future realizability of net DTAs, management considers all available relevant information, including recent financial operations, projected future taxable income, and recoverable past income tax paid. If in the future, management believes based upon historical and expected future earnings that it is more likely than not that the Company will not generate sufficient taxable income to utilize the DTA balance, then a valuation allowance would be booked against the DTA, with the write down offset to current earnings. Factors beyond management's control can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the DTAs in the future.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company's directors and executive officers, as a group, beneficially own approximately 23% of the Company's outstanding common stock as of December 31, 2023. Management views this ownership commitment by insiders as an integral component of maintaining the Company's ownership. However, as a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Overall Process
We have developed and implemented a comprehensive multi-layered cybersecurity risk management program, consisting of a dedicated cybersecurity function, risk assessments, policies and procedures managed by internal and external resources, that we believe is reasonably designed to prevent, detect and respond to cyber risks and incidents. We utilize a set of tools and services, including regular network, endpoint and cloud monitoring, vulnerability assessments, penetration testing, SIEM, and tabletop exercises to identify and assess material risks from cybersecurity threats and to evaluate our cyber defense capabilities.

Internal security controls are designed to align with standards set by the NIST. We monitor emerging data protection laws, conduct background checks of our employees in specific technology and cybersecurity roles, apply least privilege access to users, test the maturity and readiness of our cybersecurity program, conduct table top exercises based on current threat scenarios to increase awareness, conduct phishing testing, provide cybersecurity training to our Board and employees, and provide cybersecurity alerts to our customers on ongoing threats. We monitor notifications and alerts from the FS-ISAC and other industry cybersecurity sites to stay abreast of the most recent cybersecurity alerts.

Enterprise Risk Management Process Integration
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

The Bank maintains a written Information Security Program based on a collection of information security policies, regulatory requirements, standards, guidelines, processes, procedures, third-party recommendations, and industry best practices. The purpose of this Program is to establish a company-wide approach for assessing and protecting the integrity, availability, and confidentiality of the Bank’s information assets.

Third-party Access
The Company has a fully integrated third-party risk management program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Under the program, risk ratings are assigned to each of the vendors based on an assessment of the vendor and its access to networks, systems, and confidential information. An assessment is conducted on each vendor to identify and measure the risks from cybersecurity threats that could impact our customer’s data and our environment. Third parties that have access to our systems or customer data must have appropriate technical and organizational security measures and security control principles based on commercially acceptable security standards, and we require third parties in this class to agree by contract to manage their cybersecurity risks.

In our Risk Factors, we describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Material Incidents
We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. We, and the third parties that we engage, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

Incidents and Risks
The Company has developed an Incident Response Plan to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or ransomware. Additionally, an event that disrupts one of the Bank's service channels, whether from a security incident or not, is also considered an incident requiring a response under this program. These disclosure controls and procedures compel the Company to make accurate and timely disclosures of material events and incidents to both customers and regulatory authorities. The reaction to an incident aims to reduce potential damage and loss and to protect and restore confidence through timely communication and the restoration of normal operating conditions for computers, services, and information. Management will work closely with its cybersecurity insurance provider, cybersecurity legal counsel, and forensic experts when investigating and responding to cyber or ransomware attacks.

Cybersecurity Governance
Cybersecurity risk management processes are an integral part of our enterprise risk management which is overseen by the Board and the Technology & Information Security Committee of the Board. The Board oversees the risk management policies of the Company and is responsible for the periodic review and approval of the risk management policies of the company and provides general oversight over the information security and technology programs. The TISC oversees the technology and cybersecurity strategies and their alignment with business strategies, the effectiveness of the information security program, monitors the results of third-party testing and risk assessments and responses to breaches of customer data, among other project management, cybersecurity, and business continuity oversight functions. The Committee meets five times during the year, or more as needed. An information security advisor participates in the meetings and is available to provide additional insights into cybersecurity methodologies, best practices, threat trends, and resource planning.

The CISO has over 17 years of banking experience, is a Certified Information Systems Security Professional, and has been involved with the management of information and cybersecurity for over ten years. The CISO regularly reports to the Board Technology & Information Security Committee on information and cybersecurity strategy, testing, training, policies, procedures, cybersecurity insurance, and overall effectiveness of the Information Security Program and would report and discuss material incidents, and ongoing mitigation status, if any should occur. The CISO is the chair of Management’s Information Security Committee that meets on a monthly basis to evaluate threats, incidents, defense system effectiveness, accepted risks, results of third-party cyber assessments and engagements, and the overall adequacy of the cybersecurity program. In addition, the Chief Information Officer has over 15 years of experience in managing bank technologies, information security, and risk management, and collaborates in supporting the Information Security Program. The CISO reports directly to the Chief Risk Officer and meets on a monthly basis with the Executive Management team to discuss cybersecurity risk management matters.

Item 2.Properties

The Company's main office and operational support offices are located in Lowell, Massachusetts. The Lowell campus consists of four closely situated buildings, three of which are owned and the fourth is under a 40 year lease, with ample on-site customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2023, the Company had 27 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts, and Southern Hillsborough and Southern Rockingham counties in New Hampshire.

The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used.
As of December 31, 2023, the Company was the lessee under 16 active operating real estate leases.

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

As of February 29, 2024, there were 12,278,649 shares of the Company's common stock outstanding held by 1,079 shareholders of record.

Dividends

During the year ended December 31, 2023, quarterly dividends of $0.23 per share were paid to the Company's shareholders in March, June, September, and December. Total dividends paid to the Company's shareholders during the year ended December 31, 2023, equaled $0.92 per share compared to total dividends of $0.82 per share, paid to the Company's shareholders on a quarterly basis during the year ended December 31, 2022.

On January 16, 2024, the Company announced a quarterly dividend of $0.24 per share, which was paid on March 1, 2024, to shareholders of record as of February 9, 2024.

In addition, the Company maintains a DRSPP which enables shareholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to the Company's 2009 Stock Incentive Plan, as amended, and its 2016 Stock Incentive Plan, as amended, which together constitute all the Company's existing equity compensation plans that have been previously approved by the Company's shareholders. The 2009 Plan expired in 2019 and is closed for future grants, although awards previously granted under the 2009 Plan remain outstanding and may be exercised through 2028.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	162,539	$28.07	370,680
Equity compensation plans not approved by security holders	—	—	—
TOTAL	162,539	$28.07	370,680

See also Note 14, "Stock-Based Compensation" to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below for further information regarding the Company's Equity Compensation Plan.

Repurchases of Common Stock

During the three months ended December 31, 2023, the Company made no repurchases of common stock.

Performance Graph

The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company's common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index. This graph shows the changes over the five-year period ended on December 31, 2023, in the value of $100 invested in (i) the Company's common stock, (ii) the Standard & Poor's 500 Index, and (iii) the Standard & Poor's U.S. Small Cap Banks Index.

Total Shareholder Return
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Enterprise Bancorp, Inc.
S&P 500 Index
S&P U.S. Small Cap Banks Index

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Enterprise Bancorp, Inc.	$100.00	$107.60	$83.58	$150.20	$120.86	$113.94
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P U.S. Small Cap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

Item 6. [Reserved]

Not Applicable.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data," and the other financial and statistical information contained in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”).

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
•cybersecurity risk, including cyber incidents or other failures, disruptions or breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of a cyber attack, could impact the Company's reputation, increase regulatory oversight, and impact the financial results of the Company;
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
•severe weather, natural disasters, acts of war or terrorism, geopolitical instability or other external events;
•our ability to comply with supervisory actions by federal and state banking agencies;
•changes in the scope and cost of FDIC insurance and other coverage;
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

Overview

Executive Summary

The Company operates with a long-term outlook, focused on organic growth supported by continually investing in our people, products, services, technology, and branch network.

Key financial results at or for the twelve months ended December 31, 2023 are as follows:
•Net income amounted to $38.1 million, or $3.11 per diluted common share.
•Return on average assets and average equity were 0.85% and 12.48%, respectively.
•Net interest margin (non-GAAP) was 3.51%.
•Total loans increased 12% compared to December 31, 2022.
•Total deposits decreased 1% compared to December 31, 2022.
•The Company had no brokered deposits and only $25.8 million in borrowed funds.
•Wealth assets under management and administration amounted to $1.3 billion and increased 21% compared to December 31, 2022.

Net income for the year ended December 31, 2023, amounted to $38.1 million, or $3.11 per diluted common share, compared to $42.7 million, or $3.52 per diluted common share, for the year ended December 31, 2022. The decrease in net income of $4.7 million for the year ended December 31, 2023 was attributable primarily to increases in the provision for credit losses of $3.4 million and non-interest expense of $1.9 million and a decrease in non-interest income of $853 thousand, partially offset by an increase in net interest income of $1.3 million.

The Company’s financial results for the years ended December 31, 2023 and 2022 were impacted by multiple non-core operating transactions. The non-core operating transactions for 2023 included net losses on sales of debt securities of $2.4 million and Employee Retention Credits of $3.6 million (included in salaries and benefits). The non-core operating transactions for 2022 included net losses on sales of debt securities of $2.0 million and a net gain on sale of insurance commissions of $2.0 million.

Total assets amounted to $4.47 billion at December 31, 2023, compared to $4.44 billion at December 31, 2022. Investment securities at fair value decreased $152.2 million during the year ended December 31, 2023, due primarily to sales of debt securities as well as principal pay-downs, calls and maturities, partially offset by a decrease in unrealized losses on debt securities. Total loans increased $387.1 million, or 12% versus a year ago with growth primarily in commercial real estate and commercial construction loans.

Credit quality remained strong at December 31, 2023 with the non-performing loan to total loan ratio amounting to 0.32% compared to 0.19% at December 31, 2022. Net charge-offs for 2023 were $105 thousand. The ACL for loans to total loans ratio was 1.65% at December 31, 2023 compared to 1.66% at December 31, 2022.

Customer deposits amounted to $3.98 billion, a decrease of $58.3 million, or 1%. In 2023, the Company experienced a highly competitive marketplace for deposits from bank and non-bank alternatives. As a result, the Company experienced a shift in deposit mix during the year with lower cost checking and savings balances decreasing $313.5 million while higher cost money market and certificate of deposit balances increased $255.2 million.

Shareholders’ equity increased $46.9 million, or 17%, due primarily to an increase in retained earnings of $26.8 million and a decrease in the accumulated other comprehensive loss of $16.4 million with the latter resulting from slightly lower market interest rates at December 31, 2023 compared to December 31, 2022.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the years ended as indicated:

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Balance Sheet Data
Total cash and cash equivalents	$56,592	$267,589	$436,576	$253,782	$63,794
Total investment securities at fair value	668,171	820,371	958,215	583,049	505,255
Total loans	3,567,631	3,180,518	2,920,684	3,073,860	2,565,459
Allowance for credit losses	(58,995)	(52,640)	(47,704)	(44,565)	(33,614)
Total assets	4,466,034	4,438,333	4,447,819	4,014,324	3,235,049
Total deposits	3,977,521	4,035,806	3,980,239	3,551,263	2,786,730
Subordinated debt	59,498	59,182	58,979	73,744	14,872
Total shareholders' equity	329,117	282,267	346,895	334,426	296,641
Total liabilities and shareholders' equity	4,466,034	4,438,333	4,447,819	4,014,324	3,235,049

Wealth Management
Wealth assets under management(1)	$1,077,761	$891,451	$1,041,409	$976,502	$914,301
Wealth assets under administration(1)	$242,338	$198,586	$257,867	$210,900	$187,501

Shareholders' Equity Ratios
Book value per common share	$26.82	$23.26	$28.82	$28.01	$25.09
Dividends paid per common share	$0.92	$0.82	$0.74	$0.70	$0.64

Regulatory Capital Ratios
Total capital to risk-weighted assets	13.12%	13.49%	13.73%	14.62%	11.88%
Tier 1 capital to risk-weighted assets(2)	10.34%	10.56%	10.62%	10.77%	10.13%
Tier 1 capital to average assets	8.74%	8.10%	7.56%	7.52%	8.86%

Credit Quality Data
Non-performing loans	$11,414	$6,122	$26,522	$38,050	$14,771
Non-performing loans to total loans	0.32%	0.19%	0.91%	1.24%	0.58%
Non-performing assets to total assets	0.26%	0.14%	0.60%	0.95%	0.46%
ACL for loans to total loans	1.65%	1.66%	1.63%	1.45%	1.31%
Net charge-offs	$105	$239	$3,964	$1,548	$1,415

Income Statement Data
Net interest income	$153,084	$151,798	$141,556	$130,134	$115,857
Provision for credit losses	9,249	5,800	1,770	12,499	1,180
Total non-interest income	17,609	18,462	18,107	17,247	16,319
Total non-interest expense	110,199	108,314	102,135	93,254	86,415
Income before income taxes	51,245	56,146	55,758	41,628	44,581
Provision for income taxes	13,187	13,430	13,587	10,172	10,381
Net income	$38,058	$42,716	$42,171	$31,456	$34,200

Income Statement Ratios
Diluted earnings per common share	$3.11	$3.52	$3.50	$2.64	$2.89
Return on average total assets	0.85%	0.96%	0.98%	0.82%	1.10%
Return on average shareholders' equity	12.48%	14.47%	12.49%	9.95%	12.31%
Net interest margin (tax-equivalent)(3)	3.51%	3.54%	3.44%	3.59%	3.95%
_____________________________________________________________________________
(1)Wealth assets under management and wealth assets under administration are not carried as assets on the Company’s Consolidated Balance Sheet.
(2)Ratio also represents common equity tier 1 capital to risk-weighted assets as of the periods presented.
(3)Tax-equivalent net interest margin is net interest income adjusted for the tax-equivalent effect associated with tax-exempt loan and investment income, expressed as a percentage of average interest-earning assets.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2023 AND 2022

Unless otherwise indicated, the reported results are for the year ended December 31, 2023, with the "prior year" referring to the year ended December 31, 2022. Average yields are presented on a tax-equivalent basis.

Net Income
Net income for the year ended December 31, 2023, amounted to $38.1 million, a decrease of $4.7 million, or 11%, compared to the year ended December 31, 2022. The components of the decrease in net income compared to the prior year are discussed below.

Net Interest Income
Net interest income for the year ended December 31, 2023, amounted to $153.1 million, an increase of $1.3 million, or 1%, compared to the year ended December 31, 2022. The increase in net interest income during the current period was due largely to increases in loan interest income of $36.6 million and, to a lesser extent, other interest-earning asset income of $3.9 million, partially offset by an increase in deposit interest expense of $38.7 million.

The increase in net interest income of $1.3 million, or 1%, was negatively impacted by increases in funding costs that exceeded the increase in loan yields. Additionally, the Company had $2.6 million in PPP related income in 2022 that was not present in the 2023 results.

Net Interest Margin
Net interest margin was 3.51% for the year ended December 31, 2023, compared to 3.54% for the year ended December 31, 2022.

Net interest margin compared to the prior year was impacted by the following factors:
•Average interest-earning deposits with banks decreased $136.6 million, or 41%, while the yield increased 322 basis points.
•Average debt securities decreased $90.3 million, or 9%, while the tax-equivalent yield increased 14 basis points.
•Average loan balances increased $293.8 million, or 10%, and the tax-equivalent yield increased 71 basis points.
•Average total deposits increased $28.4 million, or 1%, and the yield increased 95 basis points.

The decrease in net interest margin over the respective periods was due primarily to increases in deposit costs, partially offset by increases in loan and other interest earning assets yields as well as strong loan growth. The increase in loan and other interest earning assets yields were positively impacted by the Federal Reserve Board federal funds rate increases of 525 basis points from March 2022 through July 2023. Deposit costs increased from higher market and competitor interest rates as well as a change in mix as deposits migrated from lower yielding checking and savings products into higher yielding money market and certificate of deposit products compared to the respective periods.

The Company's 12% loan growth in 2023 was funded primarily by interest-earning deposits with banks and investment cash flows, including the sale of $84.8 million in debt securities in June 2023.

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

	December 31,
	2023 vs 2022
		Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Loans and loans held for sale (tax-equivalent)	$36,696	$13,600	$23,096
Investment securities (tax-equivalent)	(613)	(1,904)	1,291
Other interest-earning assets(1)	3,929	(3,280)	7,209
Total interest-earning assets (tax-equivalent)	40,012	8,416	31,596

Interest expense
Interest checking, savings, and money market	26,865	38	26,827
CDs	11,813	2,418	9,395
Borrowed funds	61	35	26
Subordinated debt	115	17	98
Total interest-bearing liabilities	38,854	2,508	36,346
Change in net interest income (tax-equivalent)	$1,158	$5,908	$(4,750)
_________________________________________
(1)    Income on other interest-earning assets includes interest on deposits, and fed funds sold, and dividends on FHLB stock.

The table on the following page presents the Company's average balance sheet, net interest income and average rates for the years ended December 31, 2023, 2022 and 2021:

	Average Balances, Interest and Average Yields
	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield (1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Loans and loans held for sale(2) (tax-equivalent)	$3,328,387	$173,077	5.20%	$3,034,608	$136,381	4.49%	$2,969,777	$133,696	4.50%
Investment securities(3) (tax-equivalent)	868,137	19,278	2.22%	955,927	19,891	2.08%	680,261	16,072	2.36%
Other interest-earning assets(4)	196,931	9,943	5.05%	333,433	6,014	1.80%	501,201	682	0.14%
Total interest-earning assets (tax-equivalent)	4,393,455	202,298	4.60%	4,323,968	162,286	3.75%	4,151,239	150,450	3.62%
Other assets	84,914			110,238			169,315
Total assets	$4,478,369			$4,434,206			$4,320,554

Liabilities and shareholders' equity:
Non-interest checking	$1,233,908	$—		$1,422,618	$—		$1,341,633	$—
Interest checking, savings and money market	2,404,132	30,956	1.29%	2,381,774	4,091	0.17%	2,249,023	1,558	0.07%
CDs	415,840	13,433	3.23%	221,050	1,620	0.73%	224,627	1,700	0.76%
Brokered deposits	—	—	—%	—	—	—%	45,617	664	1.46%
Total deposits	4,053,880	44,389	1.09%	4,025,442	5,711	0.14%	3,860,900	3,922	0.10%
Borrowed funds	5,090	113	2.23%	3,286	52	1.58%	7,632	60	0.79%
Subordinated debt(5)	59,333	3,467	5.84%	59,050	3,352	5.68%	62,546	3,495	5.59%
Total funding liabilities	4,118,303	47,969	1.16%	4,087,778	9,115	0.22%	3,931,078	7,477	0.19%
Other liabilities	55,163			51,274			51,913
Total liabilities	4,173,466			4,139,052			3,982,991
Shareholders' equity	304,903			295,154			337,563
Total liabilities and shareholders' equity	$4,478,369			$4,434,206			$4,320,554

Net interest-rate spread (tax-equivalent)			2.94%			3.41%			3.33%
Net interest income (tax-equivalent)		154,329			153,171			142,973
Net interest margin (tax-equivalent)			3.51%			3.54%			3.44%
Less tax-equivalent adjustment		1,245			1,373			1,417
Net interest income		$153,084			$151,798			$141,556
Net interest margin			3.48%			3.51%			3.41%
 _________________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal corporate income tax rate of 21% in the years ended 2023, 2022 and 2021, based on tax-equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average loans and loans held for sale are presented at average amortized cost and include non-accrual loans.
(3)Average investment are presented at average amortized cost.
(4)Average other interest-earning assets includes interest-earning deposits with banks, fed funds sold, and FHLB stock.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses

The provision for credit losses for the year ended December 31, 2023, amounted to $9.2 million, an increase of $3.4 million, compared to the year ended December 31, 2022.

The primary components of the provision for credit losses during the year ended December 31, 2023, are as follows:
•The provision expense on loans collectively evaluated resulted primarily from growth in commercial real estate and commercial construction loans, partially offset by the impact of a reduction in general reserve factors related to improved economic metrics in our ACL model relative to the prior year.
•The provision expense on loans individually evaluated resulted primarily from one commercial loan relationship that was deemed individually evaluated and assigned a specific reserve of $2.5 million at December 31, 2023. For further discussion regarding this commercial loan relationship, see "Credit Risk," included in the section titled "Financial Condition," contained in this Item 7 of this Form 10-K.
•The ACL for loans to total loans ratio was 1.65% at December 31, 2023 compared to 1.66% at December 31, 2022.
•The provision for unfunded commitments resulted primarily from increases in commitments on construction and commercial real estate commitments.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2023, amounted to $17.6 million, a decrease of $853 thousand, or 5%, compared to the prior year.

The following table sets forth the components of non-interest income and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	Change	% Change
Wealth management fees	$6,730	$6,533	$197	3%
Deposit and interchange fees	8,475	8,196	279	3%
Income on bank-owned life insurance, net	1,264	1,202	62	5%
Net losses on sales of debt securities	(2,419)	(1,973)	(446)	23%
Net gains on sales of loans	34	30	4	13%
Net gain on sale of insurance commissions	—	2,034	(2,034)	100%
Gain (loss) on equity securities	666	(514)	1,180	(230)%
Other income	2,859	2,954	(95)	(3)%
Total non-interest income	$17,609	$18,462	$(853)	(5)%

The primary components of the decrease in non-interest income during the year ended December 31, 2023, are as follows:
•Non-interest income for the current year period included losses on sales of debt securities of $2.4 million and gains on equity securities of $666 thousand while non-interest income in the prior year included losses on sales of debt securities of $2.0 million, a gain on the sale of insurance commissions of $2.0 million and losses on equity securities of $514 thousand.
•Excluding these items, non-interest income for the year ended December 31, 2023 increased $446 thousand, or 2%, compared to the year ended December 31, 2022 due primarily to an increase in deposit and interchange fees of $279 thousand which was driven by increases in overdraft income and growth in business customer relationships resulting in greater product transaction volumes.

Non-Interest Expense
Non-interest expense for the year ended December 31, 2023, amounted to $110.2 million, an increase of $1.9 million, or 2%, compared to the prior year.
The following table sets forth the components of non-interest expense and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	Change	% Change
Salaries and employee benefits	$72,283	$72,120	$163	—%
Occupancy and equipment expenses	9,722	9,299	423	5%
Technology and telecommunications expenses	10,656	10,735	(79)	(1)%
Advertising and public relations expenses	2,786	2,758	28	1%
Audit, legal and other professional fees	2,945	2,949	(4)	—%
Deposit insurance premiums	2,712	1,783	929	52%
Supplies and postage expenses	998	912	86	9%
Other operating expenses	8,097	7,758	339	4%
Total non-interest expense	$110,199	$108,314	$1,885	2%

The primary components of the increase in non-interest expense during the year ended December 31, 2023, are as follows:
•Deposit insurance premiums increased $929 thousand due to an industry-wide increase in the FDIC insurance assessment rates.
•Salaries and employee benefits expense increased $163 thousand during the year and was favorably impacted by the receipt of $3.6 million in Employee Retention Credits and a decrease in performance-based compensation expense of $1.2 million during the year ended December 31, 2023.
•Excluding these items, salaries and employee benefits for the year ended December 31, 2023 increased $5.0 million, or 8%, compared to the year ended December 31, 2022. The increase resulted from open positions filled during 2023 along with normal employee salary and benefit increases which were unfavorably impacted by the higher inflation conditions.

Income Tax Expense

The effective tax rate was 25.7% and 23.9% for the years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate resulted primarily from an increase in state taxes including a transfer of funds from the Bank's investment subsidiary corporations and annual book to tax return adjustments that increased tax expense in the fourth quarter of 2023. Refer to Note 15, "Income Taxes," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, for additional information about the Company's tax positions.

Results of Operations Comparison of Years Ended December 31, 2022 and 2021

For a comparison of the results of operations for the years ended December 31, 2022 and 2021, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with SEC on March 8, 2023 (the "2022 Form 10-K").

Financial Condition

Total assets amounted to $4.47 billion at December 31, 2023, compared to $4.44 billion at December 31, 2022, an increase of $27.7 million. The balance sheet composition and changes since December 31, 2022, are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from other banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts), federal funds sold and short-term treasury securities. Cash and cash equivalents amounted to $56.6 million at December 31, 2023, compared to $267.6 million at December 31, 2022, a decrease of $211.0 million, or 79%. As of December 31, 2023, cash and cash equivalents represented 1% of total assets compared to 6% of total assets at December 31, 2022. The decrease in cash and cash equivalents since December 31, 2022 was related primarily to funding loan growth.

Investments

At December 31, 2023, the fair value of the investment portfolio amounted to $668.2 million, a decrease of $152.2 million, or 19%, since December 31, 2022. As of December 31, 2023, the investment portfolio represented 15% of total assets as compared to 18% of total assets at December 31, 2022 and was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities at each period. The decrease over the respective periods was attributable to sales of debt securities as well as principal pay-downs, calls and maturities. During the year ended December 31, 2023, the Company had no purchases of debt securities, principal pay-downs, calls and maturities of $88.2 million, and sold debt securities with an amortized cost of $87.2 million realizing net losses on these sales of $2.4 million.

During the year ended December 31, 2022, the Company had purchases of $145.9 million in debt securities, principal pay-downs, calls and maturities of $82.8 million, and sold debt securities with an amortized cost of $71.6 million realizing net losses on these sales of $2.0 million.

Sales of debt securities during the years ended December 31, 2023 and 2022 were made in order to improve the Company's balance sheet positioning and enhance future earnings.

Net unrealized losses on the debt securities portfolio amounted to $102.9 million at December 31, 2023, compared to $124.1 million at December 31, 2022. Management has concluded that the unrealized losses resulted from significant increases in market interest rates relative to the book yield on the securities held and that no allowance for credit losses was considered necessary as of December 31, 2023. The Company attributes the decrease in net unrealized losses compared to December 31, 2022 to a decrease in market interest rates at December 31, 2023 compared to December 31, 2022 and from the sale of $84.8 million in debt securities in the second quarter of 2023.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations	$4,978	1%	$4,977	1%	$—	—%
U.S. treasury securities	15,925	2%	43,251	5%	62,166	6%
Federal agency CMO	334,751	50%	406,982	50%	486,713	51%
Federal agency MBS	18,812	3%	21,021	3%	22,894	2%
Taxable municipal securities	226,977	34%	239,277	29%	275,850	29%
Tax-exempt municipal securities	45,419	7%	83,653	10%	92,672	10%
Corporate bonds	3,966	1%	6,294	1%	9,000	1%
Subordinated corporate bonds	10,285	2%	10,647	1%	7,135	1%
Total debt securities	$661,113	100%	$816,102	100%	$956,430	100%

Management continuously monitors and evaluates the debt securities portfolio to identify and assess risks within the portfolio, including, but not limited to, the impact of the current market interest-rate environment, prepayment risk, and credit quality. The mix of debt securities at December 31, 2023, compared to December 31, 2022, remained relatively unchanged. At December 31, 2023, the Company's debt securities portfolio consisted of 56% in U.S. Government or U.S. Federal Agency bonds and 41% in taxable and tax-exempt municipal bonds. The effective duration of debt securities portfolio at December 31, 2023 was approximately 5.1 years compared to 5.0 years at December 31, 2022.

The contractual maturity distribution as of December 31, 2023, of the debt securities portfolio with the weighted average tax-equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$5,006	4.20%	$—	—%	$—	—%	$—	—%
U.S. treasury securities	9,995	0.71%	6,998	1.01%	—	—%	—	—%
Federal agency CMO	8,388	2.39%	9,615	2.85%	4,962	1.61%	373,700	1.88%
Federal agency MBS	—	—%	5,911	2.75%	375	2.66%	15,300	2.33%
Taxable municipal securities	960	3.02%	38,775	2.59%	220,433	2.22%	2,000	2.57%
Tax-exempt municipal securities	5,708	3.17%	21,289	3.20%	14,582	3.42%	3,969	3.12%
Corporate bonds	600	3.94%	3,259	3.62%	199	3.94%	—	—%
Subordinated corporate bonds	—	—%	—	—%	11,957	3.97%	—	—%
Total debt securities	$30,657	2.33%	$85,847	2.69%	$252,508	2.36%	$394,969	1.91%

Total debt securities at fair value	$30,252		$81,696		$217,720		$331,445

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $133.4 million, which can be redeemed by the issuer prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

Loans

This discussion should be read in conjunction with the material presented in Item 1, "Business," under the heading "Lending Products" of this Form 10-K, above.

At December 31, 2023, total loans amounted to $3.6 billion, an increase of $387.1 million, or 12%, since December 31, 2022. As of December 31, 2023, total loans represented 80% of total assets, compared to 72% of total assets at December 31, 2022.
The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans:

	December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$2,064,737	58%	$1,921,410	61%	$1,680,792	58%
Commercial and industrial	430,749	12%	414,490	13%	412,070	14%
Commercial construction	585,113	16%	424,049	13%	410,443	14%
SBA PPP	—	—%	—	—%	71,502	2%
Total commercial loans	3,080,599	86%	2,759,949	87%	2,574,807	88%
Residential mortgages	393,142	11%	332,632	10%	256,940	9%
Home equity	85,375	3%	79,807	3%	80,467	3%
Consumer	8,515	—%	8,130	—%	8,470	—%
Total retail loans	487,032	14%	420,569	13%	345,877	12%
Total loans	3,567,631	100%	3,180,518	100%	2,920,684	100%
Allowance for credit losses	(58,995)		(52,640)		(47,704)
Net loans	$3,508,636		$3,127,878		$2,872,980

As of or for the year ended December 31, 2023:
•Commercial real estate loans increased $143.3 million, or 7%, compared to December 31, 2022. The commercial real estate segment was the largest segment of the loan portfolio and was comprised of approximately 30% in owner occupied loans and 70% in non-owner occupied loans. The composition of owner and non-owner occupied loans within the commercial real estate segment has remained relatively consistent compared to December 31, 2022.
◦Non-owner occupied commercial real estate loans were comprised of approximately 46% residential (multi-family and 1-4 family), 11% retail, 10% office and 10% in industrial warehouse. All other collateral categories fell below 10% of total non-owner occupied commercial real estate loans.
◦Non-owner occupied commercial real estate secured by retail amounted to 4% of total loans and consisted mostly local strip plazas and not large shopping centers or mall complexes.
◦Non-owner occupied commercial real estate secured by office buildings amounted to 4% of total loans and were located mainly in suburban areas and were modest in physical size.
•Commercial and industrial loans increased $16.3 million, or 4%, compared to December 31, 2022.
•Commercial construction loans increased $161.1 million, or 38%, since December 31, 2022, particularly in the 4th quarter of 2023, driven primarily by residential development projects to meet the strong demand in our market area.
◦Commercial construction loans were comprised of approximately 21% multi-family, 18% residential condominiums, 16% land approved for development, 12% single residential lots and 12% commercial buildings. All other collateral categories fell below 10% of total commercial construction loans.
•Total retail loans increased $66.5 million, or 16%, since December 31, 2022. The increase resulted as the Company retained more residential mortgage production on its balance sheet due to minimal activity in the secondary market related to high market interest rates. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

At December 31, 2023, commercial loan balances participated out to various banks amounted to $69.8 million, compared to $59.1 million at December 31, 2022. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $126.6 million and $94.8 million at December 31, 2023, and 2022, respectively.

See also Note 3, "Loans," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, below, for information on related party loans, loans serviced for others and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company's portfolio at December 31, 2023. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable-rates.

(Dollars in thousands)	Commercial Real Estate	Commercial & Industrial	Commercial Construction
Amounts due(1):
One year or less, and demand notes	$102,737	$282,823	$298,807
After one year through five years	424,598	75,830	97,426
After five years through fifteen years	1,226,432	68,772	159,743
Beyond fifteen years	310,970	3,324	29,137
	$2,064,737	$430,749	$585,113

Interest rate terms on amounts due after one year:
Fixed	$186,918	$71,637	$28,004
Adjustable(2)	$1,775,082	$76,289	$258,302
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

The following table sets forth information regarding non-performing assets and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2023	2022	2021
Total adversely classified loans	$56,650	$46,998	$61,013
Performing adversely classified loans	$45,266	$40,876	$34,494
Non-accrual loan summary:
Commercial real estate	$5,369	$3,355	$22,870
Commercial and industrial	4,262	730	1,542
Commercial construction	—	294	1,045
Residential mortgages	1,526	1,532	794
Home equity	257	211	246
Consumer	—	—	25
Total non-performing loans	$11,414	$6,122	$26,522

Total Loans	$3,567,631	$3,180,518	$2,920,684
Loans 60-89 days past due and still accruing to total loans	—%	0.04%	—%
Non-performing loans to total loans	0.32%	0.19%	0.91%
Non-performing assets to total assets	0.26%	0.14%	0.60%
Allowance for credit losses for loans	$58,995	$52,640	$47,704
Allowance for credit losses for loans to non-performing loans	516.87%	859.85%	179.87%
Allowance for credit losses for loans to total loans	1.65%	1.66%	1.63%

Non-accrual loans that were not adversely classified amounted to $30 thousand and $3 thousand at December 31, 2023 and December 31, 2021, respectively. At December 31, 2022, there were no non-accrual loans that were not adversely classified.

Loans which are evaluated to be of weaker credit quality are classified as adverse and placed on the Company's "watch asset list" and reviewed on a more frequent basis by management. Adversely classified loans may be performing in accordance with their original terms or past due in respect to principal or interest and therefore additionally classified as non-performing loans.

Adversely classified loans as a percentage of total loans outstanding at December 31, 2023 increased compared to low levels at December 31, 2022, however the December 31, 2023 level was also considered low by historical comparisons.

The increase in non-accrual loans from December 31, 2022 to December 31, 2023 was attributable primarily to one commercial loan relationship with a net book value of $4.8 million. The relationship consists of a $1.4 million commercial real estate loan and a $3.4 million commercial and industrial loan. At December 31, 2023, the relationship was individually evaluated and had a specific reserve allocation of $2.5 million.

The Company had no OREO at December 31, 2023, December 31, 2022 or December 31, 2021, and therefore non-performing loans were the only component of non-performing assets at those periods.

ACL for Loans

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2022. See item (h) "Credit Risk Management and ACL for Loans Methodology" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company's loan accounting policies, Credit Risk monitoring, and ACL methodology.

The following table sets forth the allocation of the Company's ACL among the categories of loans, the percentage of ACL allocated by category of loans to the total ACL, and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

	December 31,
	2023			2022			2021
(Dollars in thousands)	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans
Commercial real estate	$38,074	65%	58%	$36,564	69%	61%	$31,847	67%	58%
Commercial and industrial	11,089	19%	12%	8,896	17%	13%	9,574	20%	14%
Commercial construction	6,787	11%	16%	3,961	8%	13%	4,090	8%	14%
SBA PPP	—	—%	—%	—	—%	—%	—	—%	2%
Residential mortgages	2,152	4%	11%	2,255	4%	10%	1,405	3%	9%
Home equity	579	1%	3%	633	1%	3%	465	1%	3%
Consumer	314	—%	—%	331	1%	—%	323	1%	—%
Total	$58,995	100%	100%	$52,640	100%	100%	$47,704	100%	100%

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Beginning balance	$52,640	$47,704	$44,565	$33,614	$33,849

Day one CECL adjustment	—	—	6,560	—	—
Provision charged to operations	6,460	5,175	543	12,499	1,180
Recoveries on charged-off loans:
Commercial real estate	—	—	39	—	—
Commercial and industrial	497	242	139	265	734
Commercial construction	1	—	105	—	—
SBA PPP	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	12	11	71	45	9
Consumer	17	19	9	36	35
Total recovered	$527	$272	$363	$346	$778
Charged-off loans:
Commercial real estate	—	250	1,825	—	—
Commercial and industrial	596	210	2,477	561	2,069
Commercial construction	—	—	—	1,300	—
SBA PPP	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	36	51	25	33	124
Total charged-off	$632	$511	$4,327	$1,894	$2,193

Net loans charged-off	$105	$239	$3,964	$1,548	$1,415

Ending balance	$58,995	$52,640	$47,704	$44,565	$33,614

Average loans outstanding	$3,328,729	$3,035,012	$2,969,371	$2,984,100	$2,430,912
Net charge-offs to average loans	—%	0.01%	0.13%	0.05%	0.06%

Recoveries to charge-offs	83.39%	53.23%	8.39%	18.27%	35.48%
Net loans charged-off to allowance	0.18%	0.45%	8.31%	3.47%	4.21%

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

The Company’s reserve for unfunded commitments amounted to $7.1 million as of December 31, 2023 and $4.3 million at December 31, 2022. The provision for unfunded commitments amounted to $2.8 million compared to $625 thousand for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in the provision for unfunded commitments resulted primarily from growth in the Company's off-balance sheet commercial construction and commercial real estate commitments.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of December 31, 2023.

Deposits

As of December 31, 2023, total deposits amounted to $3.98 billion, a decrease of $58.3 million, or 1%, compared to December 31, 2022. Total deposits represented 89% of total assets at December 31, 2023, and 91% at December 31, 2022.

The following table sets forth the deposit balances by certain categories as of the dates indicated and the percentage of each category to total deposits:

	December 31, 2023		December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$1,070,104	27%	$1,361,588	34%	$1,364,258	34%
Interest-bearing checking	697,632	18%	678,715	17%	743,587	19%
Savings	285,770	7%	326,666	8%	310,244	8%
Money markets	1,402,939	35%	1,381,645	34%	1,355,701	34%
CDs	521,076	13%	287,192	7%	206,449	5%
Deposits	$3,977,521	100%	$4,035,806	100%	$3,980,239	100%

During 2023, the Company experienced a shift in deposit mix as funds moved primarily from non-interest checking accounts to higher yielding certificates of deposit accounts.

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks, with an equal and reciprocal balance deposited to the Company through the network. The Company’s total customer deposit balances reflect the reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. Additional capacity to utilize these enhanced FDIC insured products exceeds the Company's total deposits balance. The Company's balances in these reciprocal products were $835.0 million, $589.7 million, and $546.7 million at December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Savings accounts are not eligible for this program.

The following table shows the scheduled maturities of CDs greater than $250,000:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Due in three months or less	$49,545	$12,696
Due in greater than three months through six months	82,034	17,092
Due in greater than six months through twelve months	86,622	46,423
Due in greater than twelve months	7,086	23,223
Total CDs greater than $250,000	$225,287	$99,434

The table below sets forth a comparison of the Company's average deposits, and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits. The annualized average rate on total deposits reflects both interest-bearing and non-interest-bearing deposits.

	Year ended December 31,
	2023		2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest checking	$1,233,908	—%	$1,422,618	—%	$1,341,633	—%

Interest checking	685,347	0.38%	696,639	0.07%	651,985	0.03%
Savings	301,172	0.16%	336,881	0.05%	293,868	0.04%
Money market	1,417,613	1.96%	1,348,254	0.25%	1,303,170	0.09%
Total interest-bearing non-term deposits	2,404,132	1.29%	2,381,774	0.17%	2,249,023	0.07%
CDs	415,840	3.23%	221,050	0.73%	224,627	0.76%
Total customer deposits	4,053,880	1.09%	4,025,442	0.14%	3,815,283	0.09%

Brokered deposits	—	—%	—	—%	45,617	1.46%
Total	$4,053,880	1.09%	$4,025,442	0.14%	$3,860,900	0.10%

Borrowed Funds

At December 31, 2023 and December 31, 2022, borrowed funds amounted to $25.8 million and $3.2 million, respectively, and were comprised of advances from the FRB, FHLB and NH BFA.

The table below shows the comparison of the Company's average borrowed funds and average rates paid for the periods indicated:

	Year ended December 31,
	2023		2022		2021
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$3,548	2.65%	$3,266	1.59%	$7,632	0.79%
FRB advances	534	3.39%	—	—%	—	—%
Other borrowed funds	1,008	0.13%	20	—%	—	—%
Total borrowed funds	$5,090	2.23%	$3,286	1.58%	$7,632	0.79%

In the table above, "Other borrowings" represent term NH BFA advances or advances from correspondent banks, advanced as part of our annual test of these external funding facilities.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.5 million at December 31, 2023, and $59.2 million at December 31, 2022. The subordinated notes are due in 2030 and have a fixed rate of 5.25% through July 15, 2025, at which point the notes become callable and floating through maturity. The subordinated notes qualify as Tier 2 capital at the holding company of the bank for regulatory purposes.

Shareholders' Equity

Total shareholders' equity amounted to $329.1 million at December 31, 2023, compared to $282.3 million at December 31, 2022, an increase of $46.9 million, or 17%. The increase was due primarily to an increase in retained earnings of $26.8 million, consisting primarily of $38.1 million in net income less 9.7 million in dividends, net of reinvestment, and a decrease in the accumulated other comprehensive loss of $16.4 million resulting from lower market interest rates and the sale of $84.8 million in debt securities in the second quarter of 2023.

For the years ended December 31, 2023 and December 31, 2022, the Company declared cash dividends of $11.2 million and

$9.9 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 50,443 shares and 40,640 shares, totaling $1.5 million and $1.4 million, respectively.

Derivatives and Hedging

Derivatives designated as hedging instruments

During the year ended December 31, 2023, the Company entered into three pay fixed, receive float, interest rate swap agreements all with a 2-year term. Under these interest rate swap agreements, the Company pays a weighted average fixed interest rate of 4.68% and receives the Secured Overnight Financing Rate. At December 31, 2023, the notional value of interest rate swap agreements designated as fair value hedges amounted to $100.0 million and the fair value of these interest rate swap agreements, carried on the Company's Consolidated Balance Sheets a liability, was $760 thousand at December 31, 2023.

Derivatives not subject to hedge accounting

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $7.5 million at December 31, 2023 and $7.8 million at December 31, 2022. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $630 thousand at December 31, 2023, compared to $782 thousand at December 31, 2022.

Risk Participation Agreements

The notional value of RPAs sold amounted to $46.9 million at December 31, 2023 and $24.7 million at December 31, 2022. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $65 thousand at December 31, 2023 and $73 thousand at December 31, 2022.

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

The Company's wholesale funding sources included primarily borrowing capacity at the FHLB, FRB and brokered deposits. At December 31, 2023, the Bank had the capacity to borrow additional funds from the FHLB and FRB of up to approximately $860.0 million and $320.0 million, respectively.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

Capital Resources

The principal cash requirement of the Company is the payment of interest on subordinated debt and the payment of dividends on our common stock. The Company's Board may approve cash dividends on a quarterly basis after careful analysis and consideration of various factors, including our capital position, economic conditions, growth rates, earnings performance and projections as well as strategic initiatives and related regulatory capital requirements.

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

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possible additional discretionary supervisory actions by regulators, which if undertaken, could have a material adverse effect on the Company's consolidated financial condition. At December 31, 2023, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's total capital and tier 1 capital to risk-weighted assets amounted to 13.12% and 10.34%, respectively, at December 31, 2023, compared to 13.49% and 10.56%, respectively, at December 31, 2022. The decrease in each ratio was due primarily to strong commercial loan growth, partially offset by an increase in retained earnings, over the respective periods.

Tier 1 capital to average assets amounted to 8.74% at December 31, 2023, compared to 8.10% at December 31, 2022. The increase was driven primarily by the increase in retained earnings noted above, partially offset by an increase in average assets.

See also Note 12, "Shareholders' Equity," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2023. For additional information on the Company's capital planning, see the section entitled "Capital Resources" contained in Item 1, "Business," of this Form 10-K.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations. The following table summarizes the contractual cash obligations at December 31, 2023:

	Payments Due by Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 5 Years	>5 – 15 Years	After 15 Years
Contractual cash obligations:
CDs	$521,076	$494,320	$26,718	$38	$—
FHLB borrowings	2,830	—	—	—	2,830
Other borrowings	22,938	20,000	270	—	2,668
Subordinated debt	60,000	—	—	—	60,000
Supplemental retirement plans	1,387	276	992	119	—
Operating lease obligations	39,049	1,450	5,876	14,426	17,297
Total contractual obligations	$647,280	$516,046	$33,856	$14,583	$82,795

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

The following table summarizes the contractual commitments at December 31, 2023:

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 5 Years	>5 – 15 Years	After 15 Years
Other Commitments:
Unadvanced loans and lines	$1,421,809	$840,491	$468,068	$111,664	$1,586
Commitments to originate loans	41,326	41,326	—	—	—
Letters of credit	15,610	13,338	2,232	40	—
Commitments to sell loans	200	200	—	—	—
Customer related interest-rate swaps notional amount(1)	7,524	—	—	4,144	3,380
Risk participation agreement notional amount	46,910	—	—	—	46,910
Total commitments	$1,533,379	$895,555	$470,300	$115,848	$51,876
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

Wealth assets under management amounted to $1.08 billion at December 31, 2023. The increase of $186.3 million, or 21%, compared to December 31, 2022 was due primarily to net asset growth from new and expanded client relationships and an increase in market values.

Wealth assets under administration amounted to $242.3 million at December 31, 2023 an increase of $43.8 million, or 22%, compared to December 31, 2022, resulting primarily from an increase in market values.

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

ACL for Loans

The CECL methodology requires early recognition of credit losses using a lifetime credit loss measurement approach that takes into consideration reasonable and supportable forecasts. The ACL for loans is established through a provision for credit losses, recorded as a direct charge to earnings. The ACL for loans is a valuation account that is deducted from the amortized cost to present the net amount of the loan portfolio expected to be collected. Credit losses are charged against the ACL for loans when management believes that the collectability of the amortized cost of the loan's principal balance is unlikely. Recoveries on loans previously charged-off are credited to the ACL for loans, generally at the time cash is received on a charged-off account.

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

The Company uses a systematic methodology to measure the amount of estimated credit losses. The methodology applies general reserves for larger groups of homogeneous loans segmented by loan type and specific reserves for loans individually evaluated.

In making its assessment on the adequacy of the general reserves of ACL for loans, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts, including: the expected duration of the loans segments, the trends in risk classification of individual loans; individual review of larger and higher risk problem assets; the level of delinquent, non-performing, and individually evaluated loans; the level of hardship loan modifications; foreclosure activity; net charge-offs; commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; as well as trends in the general levels of these indicators. In addition, management monitors expansion in the Company's geographic market area, the experience level of lenders and any changes in underwriting criteria, the strength of the local and national economy, including general conditions in the multi-family, commercial real estate and development and construction markets in the Company's local region as well as changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. Management also performs a qualitative assessment beyond model estimates and applies qualitative adjustments as management deems necessary, acknowledging that it can take time for economic results to work through the loan portfolio with charge-offs often occurring years after the economic downturn.

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

ACL for Available-for-Sale Securities

There are inherent risks associated with the Company's investment activities that could adversely impact the fair value and the ultimate collectability of the Company's investments. The Company primarily invests in debt securities. At December 31, 2023, the Company also held immaterial amounts of equity securities and FHLB stock.

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

At December 31, 2023, based on the Company's qualitative analysis, goodwill was deemed not to be impaired.

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

The Company can be subject to net interest margin compression depending on the economic environment, the shape of the yield curve and a mismatch in timing for yield changes on interest-earning assets and interest-bearing liabilities. Generally, the Company's margin generally performs better over time in a rising rate environment, while it decreases in a declining rate environment and when the yield curve is flattening or inverted.

In a flattening yield curve scenario, net interest margin compression occurs as the spread between the cost of funding and the yield on interest-earning assets narrows. Under this scenario, the degree of net interest margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the prime lending rate may initially result in the Company's asset yields re-pricing more quickly than funding costs.

In an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario. However, the extent of the impact on margin is highly dependent on the Company's balance sheet mix.

In a declining rate environment, net interest margin compression will eventually occur when the yield on interest-earning assets decreases more than funding costs. The primary causes would be the impact of interest rate decreases (including decreases in the prime lending rate) on adjustable-rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the prime lending rate.

Refer to the heading "Results of Operations" contained within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion of margin.

The table below summarizes the results from the Company’s net interest income simulation model and compares the percent change in net interest income to the rates unchanged scenario, assuming a static balance sheet for a 24-month period at December 31, 2023, 2022 and 2021.

As shown in the table, the Company's net interest income at December 31, 2023 within the rising rate scenarios was projected to decrease in the first 24 months compared to an increase at December 31, 2022 and 2021, primarily due to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity as well as a decrease in the Company’s net short-term liquidity, which is defined as interest-earning deposits in banks less short-term wholesale borrowings.

Additionally, in the 200 basis point declining rate scenario noted, the percent decrease in net interest income was lower compared to the results at December 31, 2022. At December 31, 2023, deposit yields increased above the lower levels experienced at December 31, 2022 when deposit yields were closer to zero. The increase in deposit yields since December 31, 2022 results in an increased level of deposit rate declines in the 200 basis point declining rate scenario, which improved net interest income sensitivity results, compared to the prior year period.

(Dollars in thousands, except for percentage data)	December 31, 2023	December 31, 2022	December 31, 2021
Net short-term liquidity	$(6,619)	$227,472	$397,525

Changes in interest rates	Percentage Change	Percentage Change	Percentage Change
Rates Rise 400 Basis Points	(3.11)%	1.20%	9.73%
Rates Rise 200 Basis Points	(1.60)%	0.45%	5.37%
Rates Unchanged	—%	—%	—%
Rates Decline 200 Basis Points	(0.54)%	(5.34)%	(9.54)%

Item 8.Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share data)	2023	2022
Assets
Cash and cash equivalents:
Cash and due from banks	$37,443	$36,901
Interest-earning deposits with banks	19,149	230,688
Total cash and cash equivalents	56,592	267,589
Investments:
Debt securities at fair value (amortized cost of $763,981 and $940,227, respectively)	661,113	816,102
Equity securities at fair value	7,058	4,269
Total investment securities at fair value	668,171	820,371
Federal Home Loan Bank stock	2,402	2,343
Loans held for sale	200	—
Loans:
Total loans	3,567,631	3,180,518
Allowance for credit losses	(58,995)	(52,640)
Net loans	3,508,636	3,127,878
Premises and equipment, net	44,931	44,228
Lease right-of-use asset	24,820	24,923
Accrued interest receivable	19,233	17,117
Deferred income taxes, net	49,166	51,981
Bank-owned life insurance	65,455	64,156
Prepaid income taxes	1,589	683
Prepaid expenses and other assets	19,183	11,408
Goodwill	5,656	5,656
Total assets	$4,466,034	$4,438,333
Liabilities and Shareholders' Equity
Liabilities
Deposits	$3,977,521	$4,035,806
Borrowed funds	25,768	3,216
Subordinated debt	59,498	59,182
Lease liability	24,441	24,415
Accrued expenses and other liabilities	45,011	31,442
Accrued interest payable	4,678	2,005
Total liabilities	4,136,917	4,156,066
Commitments and Contingencies
Shareholders' Equity
Preferred stock $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,272,674 and 12,133,516 shares issued and outstanding, respectively	123	121
Additional paid-in capital	107,377	103,793
Retained earnings	301,380	274,560
Accumulated other comprehensive loss	(79,763)	(96,207)
Total shareholders' equity	329,117	282,267
Total liabilities and shareholders' equity	$4,466,034	$4,438,333

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2023	2022	2021
Interest and dividend income:
Loans and loans held for sale	$172,535	$135,934	$133,208
Investment securities	18,575	18,965	15,143
Other interest-earning assets	9,943	6,014	682
Total interest and dividend income	201,053	160,913	149,033
Interest expense:
Deposits	44,389	5,711	3,922
Borrowed funds	113	52	60
Subordinated debt	3,467	3,352	3,495
Total interest expense	47,969	9,115	7,477
Net interest income	153,084	151,798	141,556
Provision for credit losses	9,249	5,800	1,770
Net interest income after provision for credit losses	143,835	145,998	139,786
Non-interest income:
Wealth management fees	6,730	6,533	6,787
Deposit and interchange fees	8,475	8,196	6,971
Income on bank-owned life insurance, net	1,264	1,202	821
Net (losses) gains on sales of debt securities	(2,419)	(1,973)	128
Net gains on sales of loans	34	30	833
Net gain on sale of OREO	—	—	1,126
Net gain on sale of insurance commissions	—	2,034	—
Loss on termination of swaps	—	—	(1,847)
Gain (loss) on equity securities	666	(514)	246
Other income	2,859	2,954	3,042
Total non-interest income	17,609	18,462	18,107
Non-interest expense:
Salaries and employee benefits	72,283	72,120	66,633
Occupancy and equipment expenses	9,722	9,299	9,650
Technology and telecommunications expenses	10,656	10,735	10,574
Advertising and public relations expenses	2,786	2,758	2,373
Audit, legal and other professional fees	2,945	2,949	2,347
Deposit insurance premiums	2,712	1,783	1,910
Supplies and postage expenses	998	912	819
Loss on extinguishment of subordinated debt	—	—	713
Other operating expenses	8,097	7,758	7,116
Total non-interest expense	110,199	108,314	102,135
Income before income taxes	51,245	56,146	55,758
Provision for income taxes	13,187	13,430	13,587
Net income	$38,058	$42,716	$42,171

Basic earnings per share	$3.11	$3.53	$3.51
Diluted earnings per share	$3.11	$3.52	$3.50

Basic weighted average common shares outstanding	12,223,626	12,103,033	12,005,838
Diluted weighted average common shares outstanding	12,244,036	12,149,777	12,051,293

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2023	2022	2021
Net income	$38,058	$42,716	$42,171
Other comprehensive income (loss), net of taxes:
Net change in fair value of debt securities	16,444	(100,869)	(19,554)
Net change in fair value of cash flow hedges	—	—	2,023
Total other comprehensive income (loss), net	16,444	(100,869)	(17,531)
Total comprehensive income (loss), net	$54,502	$(58,153)	$24,640

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2023, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2020	11,937,795	$119	$97,137	$214,977	$22,193	$334,426
Net income				42,171		42,171
Cumulative effect adjustment for CECL adoption				(6,510)		(6,510)
Other comprehensive loss, net					(17,531)	(17,531)
Common stock dividend declared ($0.74 per share)				(8,877)		(8,877)
Common stock issued under dividend reinvestment plan	36,651	—	1,250			1,250
Common stock issued, other	1,766	—	59			59
Stock-based compensation, net	63,329	1	2,093			2,094
Net settlement for employee taxes on restricted stock and options	(10,029)	—	(346)			(346)
Stock option exercised, net	8,870	—	159			159
Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				42,716		42,716
Other comprehensive loss, net					(100,869)	(100,869)
Common stock dividend declared ($0.82 per share)				(9,917)		(9,917)
Common stock issued under dividend reinvestment plan	40,640	—	1,396			1,396
Common stock issued, other	1,378	—	47			47
Stock-based compensation, net	59,338	1	2,313			2,314
Net settlement for employee taxes on restricted stock and options	(11,713)	—	(433)			(433)
Stock options exercised, net	5,491	—	118			118
Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				38,058		38,058
Other comprehensive income, net					16,444	16,444
Common stock dividend declared ($0.92 per share)				(11,238)		(11,238)
Common stock issued under dividend reinvestment plan	50,443	1	1,503			1,504
Common stock issued, other	1,474	—	44			44
Stock-based compensation, net	79,074	1	2,304			2,305
Net settlement for employee taxes on restricted stock and options	(9,229)	—	(447)			(447)
Stock options exercised, net	17,396	—	180			180
Balance at December 31, 2023	12,272,674	$123	$107,377	$301,380	$(79,763)	$329,117
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$38,058	$42,716	$42,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,249	5,800	1,770
Depreciation and amortization	6,188	7,036	7,809
Stock-based compensation expense	2,269	2,316	2,060
Income on bank-owned life insurance, net	(1,264)	(1,202)	(821)
Net losses (gains) on sales of debt securities	2,419	1,973	(128)
Net (gains) losses on equity securities	(666)	514	(246)
Mortgage loans originated for sale	(2,247)	(1,263)	(29,123)
Proceeds from mortgage loans sold	2,081	1,293	30,327
Net gains on sales of loans	(34)	(30)	(833)
Net gains on sales of OREO	—	—	(1,126)
Loss on termination of swaps	—	—	1,847
Changes in:
Net (increase) decrease in other assets	(12,818)	(11,322)	9,324
Net increase (decrease) in other liabilities	13,922	169	(798)
Net cash provided by operating activities	57,157	48,000	62,233
Cash flows from investing activities:
Proceeds from sales of debt securities	84,779	69,620	3,059
Purchase of debt securities	—	(145,868)	(491,213)
Proceeds from maturities, calls and pay-downs of debt securities	88,176	82,834	87,347
Net purchases of equity securities	(2,123)	(2,998)	(793)
Net purchases of FHLB capital stock	(59)	(179)	(259)
Net (increase) decrease in loans	(387,218)	(260,073)	146,812
Additions to premises and equipment, net	(6,019)	(4,838)	(4,187)
Proceeds from OREO sales	—	—	3,526
Purchase of bank-owned life insurance	—	—	(30,770)
Net cash used in investing activities	(222,464)	(261,502)	(286,478)
Cash flows from financing activities:
Net (decrease) increase in deposits	(58,285)	55,567	428,976
Advancements from long-term borrowings	22,957	302	5,085
Repayments of long-term borrowings	(405)	(2,565)	(4,380)
Repayment of subordinated debt	—	—	(15,600)
Loss on extinguishment of subordinated debt	—	—	713
Cash dividends paid, net of dividend reinvestment plan	(9,734)	(8,521)	(7,627)
Proceeds from issuance of common stock	44	47	59
Net settlement for employee taxes on restricted stock and options	(447)	(433)	(346)
Net proceeds from stock option exercises	180	118	159
Net cash (used in) provided by financing activities	(45,690)	44,515	407,039

Net (decrease) increase in cash and cash equivalents	(210,997)	(168,987)	182,794
Cash and cash equivalents at beginning of year	267,589	436,576	253,782
Cash and cash equivalents at end of year	$56,592	$267,589	$436,576
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

In February 2023, the Bank organized the EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") under the laws of the State of Delaware for the purpose of investing in a local NMTC project which provides federal tax incentives for investments in distressed communities. The NMTC are discussed in Note 15, " Income Taxes"

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At December 31, 2023, the Company had 27 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts and Southern Hillsborough and Southern Rockingham counties in New Hampshire.

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

The FDIC and the Massachusetts Division of Banks (the "Division") have regulatory authority over the Bank. The Bank is also subject to certain regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department. The business and operations of the Company are subject to the regulatory oversight of the Federal Reserve Board. The Division also retains supervisory jurisdiction over the Company.

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP and the instructions for SEC Form 10-K through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying audited consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year's presentation.

The Company has evaluated subsequent events and transactions from December 31, 2023, through the filing date of this Annual Report on Form 10-K with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

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

ENTERPRISE BANCORP, INC.
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

(c) Cash and Cash Equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates. The Company's cash and cash equivalents may be comprised of cash on hand and cash items due from banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual fund accounts) and overnight and term federal funds sold to money center banks. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net cash flows from deposits, borrowings, loans and investments, and the immediate liquidity needs of the Company.

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

Management regularly reviews its holdings of FHLB stock for impairment, and as of December 31, 2023, the Company has determined that no allowance for credit losses on FHLB stock was necessary.

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

The Company's equity securities are carried at fair value with changes in fair value recognized in the Company's Consolidated Income Statement as a component of "Other income." The net gains and losses on equity securities that will be recognized as a component of "Non-interest income" in the future will depend on the amount of dollars invested in equities, the magnitude of changes in equity markets and the amount of gains or losses realized through equity sales.

Investment securities' discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method. Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
ACL for Available-for-Sale Securities Methodology

In accordance with ASC "Financial Instruments—Credit Losses (Topic 326), the Company's expected credit losses on available-for-sale debt securities are presented as an allowance rather than as a write-down. The Company measures expected credit losses on available-for-sale securities based upon the unrealized gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position, the Company evaluates qualitative criteria to determine any expected loss unless the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of the amortized cost. In the latter two circumstances, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, and (4) structure of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses for available-for-sale securities would be recorded, with a related charge to earnings, limited by the difference of the amortized cost of the security to its fair value. Subsequent measurements of the ACL for available-for-sale securities may result in a reversal the allowance for credit losses, not to exceed the amount initially recognized. In addition, the Company has elected to exclude accrued interest from the measurement of the allowance for credit losses for available-for-sale debt securities and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

At December 31, 2023, management performed its quarterly analysis of all securities with unrealized losses and determined that all were attributable to increases in market interest rates. Management concluded that no ACL for available-for-sale securities was considered necessary as of December 31, 2023 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis.

(f) Loans Held for Sale

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable-rate residential mortgage loans which are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans. Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans held for sale are carried at the lower of aggregate amortized cost or fair value on a separate line on the balance sheet. Fair value is based on comparable market prices for loans with similar rates and terms. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans. Gains and losses are determined using the specific identification method.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

From time to time, the Company participates with other banks in the financing of certain commercial projects. In order to qualify for sale accounting under GAAP, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. Each participation is governed by individual participation agreements executed by the lead bank and the participants at loan origination. When a participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements. When a participation does not qualify as a sale under GAAP, the loan is carried at gross principal outstanding and the balances participated out to other institutions are carried as secured borrowings on the Company's consolidated financial statements. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review thereafter of each participating institution. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently.

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

(h) Credit Risk Management and ACL for Loans Methodology

Inherent in the lending process is the risk of loss due to customer non-payment, or "credit risk." The Company's commercial lending focus may entail significant additional credit risks compared to long-term financing on existing, owner-occupied residential real estate. The credit risk management function focuses on a wide variety of factors and early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Company's Credit Department, an external loan review service, reviews by members of senior management as well as reviews by the Board's Loan Committee and the Board. These reviews include the assessment of internal credit quality indicators such as, among others, the risk classification of loans, past due and non-accrual loans, loans individually evaluated or with hardship modifications, and the level of foreclosure activity.

Credit Risk Management

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. The classifications range from "substantially risk free" for the highest quality loans and loans that are secured by cash collateral, through a satisfactory range of "minimal," "moderate," "better than average," and "average" risk, all of which are considered "pass" rated credits. The adverse classifications range from "special mention," for loans that may need additional monitoring, to the more severe classifications of "substandard," "doubtful," and "loss" based on criteria established under banking regulations. Loans classified as "substandard" include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as "doubtful" have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, based on existing facts, conditions, and values, highly questionable and improbable. Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible. These "loss" loans would require a specific loss reserve or charge-off. Loans which are evaluated to be of weaker credit quality are classified as adverse and placed on the "watch asset list" and reviewed on a more frequent basis by management. Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as individually evaluated or restructured, or some combination thereof.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
management, the collectability of both principal and interest is reasonably assured. Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company.

Loans individually evaluated consist primarily of loans for which management considers it probable that not all amounts due (principals and interest) will be collected in accordance with the original contractual terms and, to a lesser extent, if applicable, loans that management deems as individually significant or with unique risk characteristics or for some other reason based on management’s judgement. Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Effective on January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures," which eliminated the accounting guidance for TDRs and enhanced the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. The adoption did not have a significant impact on the financial statements.

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

ACL for Loans Methodology

In accordance with ASC "Financial Instruments—Credit Losses (Topic 326)," the CECL methodology requires early recognition of credit losses using a lifetime credit loss measurement approach that also requires the consideration of reasonable and supportable forecasts in the estimate. The CECL methodology is applicable to the loan portfolio, measured at amortized cost. It also applies to off-balance sheet credit exposures such as unadvanced loan & line balances, commitments to originate loans, standby letters of credit, and other similar instruments, which are not unconditionally cancellable. Additionally, the Company has elected to continue to present the accrued interest receivable balance on loans separate from amortized costs, exclude accrued interest from the measurement of the allowance for credit losses for loans and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
On a quarterly basis, the Company makes an assessment to estimate the ACL for loans necessary to cover expected lifetime credit losses. The adequacy of the ACL for loans is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the Company's Board of Directors (the "Board") and the full Board.

In making its assessment on the adequacy of the ACL for loans, management considers several quantitative and qualitative factors from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.
The Company uses a systematic methodology to measure the amount of estimated loan losses. The methodology uses a two-tiered approach that applies general reserves for larger groups of homogeneous loans, segmented by loan type and specific reserves for loans individually evaluated.

Loans collectively evaluated

Management segments loans of similar risk characteristics using the Open Pool method by first calculating each segment's loss rate as net charge-offs over the expected average life of each segment, divided by the average loan balance over that same period. The historic loss factor is an average of the loss rate over a 5-year look-back period, which approximates the average age of charged-off loans. These historic loss factors are then adjusted up or down based on management's assessment of quantitative and qualitative factors. These key factors including quantitative facts about the loan portfolio such as: commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; trends in risk classification of individual loans and higher risk problem assets; the level of delinquent, non-performing, and individually evaluated loans; the level of hardship loan modifications; foreclosure activity; net charge-offs; as well as trends in the general levels of these indicators. In addition, management monitors qualitative factors such as: expansion in the Company's geographic market area; the experience level of lenders and any changes in underwriting criteria; Market conditions, including general conditions in the multi-family, commercial real estate and construction and development markets in the Company's local region as well as changes in current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. Management uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, reverts immediately to historical loss rates. Management weighs the current effect of each of these areas on each particular loan segment in determining the allowance allocation factors. Management must exercise significant judgment when evaluating the effect of these quantitative and qualitative factors on the amount of the ACL for loans as data may not be reasonably available or directly applicable to determine the precise impact of a factor on the collectability over the remaining average life. The methodology contemplates a range of acceptable levels for these factors due to the subjective nature of the factors and the qualitative considerations related to the credit risk in the portfolio.

Although there have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2022, during the quarter ended September 30, 2023, the Company made a minor modification to its ACL estimation process used in the prior year. The Company streamlined its allowance estimation process to collectively evaluate all loans not individually evaluated as one cohort segmented by loan type. Previously, the Company separately evaluated non-classified loans and adversely classified loans. The change did not have a material impact on the ACL for loans at December 31, 2023.

Management recognizes that additional issues may also impact the estimate of expected credit losses to some degree. From time to time management will re-evaluate the qualitative factors, regulatory guidance, and industry data in use in order to consider the impact of other issues which, based on changing circumstances, may become more significant in the future.

Loans individually evaluated

For loans that are individually evaluated, as discussed above, management estimates the credit loss by comparing the loan's carrying value against either (i) the present value of the expected future cash flows discounted at the loan's effective interest-rate; (ii) the loan's observable market price; or (iii) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the loan for the amount of estimated credit loss. Individually evaluated loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Reserve for unfunded commitments

The reserve for unfunded commitments is included in the line item "Accrued expenses and other liabilities" on the Company’s Consolidated Balance Sheets. Management applies the CECL methodology to off-balance sheet commitments in a manner consistent with on-balance sheet loan loss rates. Additionally, the estimate of credit loss incorporates assumptions for both the

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
likelihood and amount of funding over the estimated life of the commitments. Management periodically reviews and updates its assumptions for estimated funding rates.

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

(j) Premises and Equipment

Land is carried at cost. All other premises and equipment costs are stated at cost less accumulated depreciation and amortization. Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (including renewal options reasonably certain to be exercised) for leasehold improvements generally as follows:

Bank premises, land improvements and leasehold improvements	10 to 39 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 10 years

(k) Leases

The Company leases office space, space for ATM locations and certain branch locations under noncancellable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a ROU asset and corresponding lease liability on the Consolidated Balance Sheet for all leases with terms longer than 12 months. The lease liability represents the present value of the future lease payments while the ROU asset represents the lease liability plus any lease prepayments and initial direct costs.

The Company’s operating lease agreements contain both lease and non-lease components (such as common area maintenance), which are generally accounted for separately. To calculate the lease liability, the Company uses its incremental borrowing rate as the discount rate to determine the net present value of the lease liability. In determining the term of a lease, the Company included option renewal periods that it considered reasonably certain to be exercised.

The Company recognizes lease expense on a straight-line basis in the "Occupancy and equipment expenses" line item within the non-interest expense section of the Consolidated Statement of Income.
(l) Bank Owned Life Insurance

The Company owns BOLI on certain current and former senior and executive officers, utilizing the tax-exempt earnings on BOLI to offset the cost of the Company's benefit plans. The cash surrender value of these policies is included as an asset on the Consolidated Balance Sheet, and any increases in cash surrender value are recorded as income on bank owned life insurance on the Consolidated Statement of Income.

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

ENTERPRISE BANCORP, INC.
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

At December 31, 2023, based on the Company's quantitative analysis, goodwill was deemed not impaired.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

As of December 31, 2023, 370,680 common shares remained available for future grants under the 2016 Plan. Awards previously granted under an earlier, now expired plan remain outstanding and may be exercised through 2028.

Under terms of the 2016 Plan, options exercised and restricted stock awards vested may be net settled to cover payment for option costs and employee tax obligations, resulting in shares of common stock being reacquired by the Company and returned to the pool of shares reserved for issuance under the incentive plans. In accordance with Massachusetts law, shares reacquired by the Company will be treated as authorized but unissued shares.

The non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at Board and Board Committee meetings. These shares are issued annually each January for Board meetings held in the previous year. Directors must make an irrevocable election to receive shares of common

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

(s) Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, within the directives of the respective enacted tax legislation. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax expense or benefit attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes in the period that includes the enactment date, which may be earlier than the effective date.

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

As of December 31, 2023, the Company had one investment in a local NMTC project which provides federal tax incentives for investments in distressed communities. The investment is accounted for using the proportional amortization method and will be amortized over seven years, which represents the period that the tax credits and other tax benefits will be utilized.

(t) Earnings per Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding (including participating securities) during the year. The Company's only participating

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

For cash flow hedges of interest rate risk, the change in fair value will be reclassified in the same period during which the hedged transaction affects earnings, to either interest expense as interest is incurred on the Company's hedge liability, or to interest income as interest is earned on the Company's hedge asset. The reclassification of gain or loss on the derivatives are included on the Consolidated Statements of Income under "Interest income" or "Interest expense" line item and the related income tax expense is included in the line item "Provision for income taxes," both of which are also detailed, along with other information, in Note 11, "Comprehensive Income (Loss)," of this Form 10-K.

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

In addition, the Company maintains a dividend reinvestment and direct stock purchase plan which enables shareholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

(w) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company
In March 2023, the FASB issued ASU 2023-02, "Investments — Equity Method and Joint Ventures (Topic 323): Accounting

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The election can be made for each individual qualifying tax credit investment. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of tax credits and other tax benefits received, with the amortization and tax credits recognized as a component of income tax expense. To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits; (4) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. Under the proportional amortization method, the investment shall be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss shall be measured as the amount by which the carrying amount of an investment exceeds its fair value. A previously recognized impairment loss shall not be reversed. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company has elected to early adopt ASU 2022-01 effective on January 1, 2023, applying the new guidance to a new investment in NMTC made in the first quarter of 2023, and the adoption did not have a significant impact on the financial statements.

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging — Portfolio Layer Method." This ASU clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The ASU amends the guidance in ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," that, among other things, established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. The Company adopted ASU 2022-01 effective on January 1, 2023 and the adoption did not have a significant impact on the financial statements.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments — Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL methodology for estimating allowances for credit losses and enhances the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross charge-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted ASU 2022-02 effective on January 1, 2023, prospectively, and the adoption did not have a significant impact on the financial statements.

Accounting pronouncements not yet adopted by the Company
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is not expected to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative." This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532—Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.

(2)Investment Securities

As of December 31, 2023, and 2022 , the investment portfolio was comprised primarily of debt securities, with a small portion of the investment portfolio invested in equity securities.

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,006	$—	$28	$4,978
U.S. treasury securities	16,993	—	1,068	15,925
Federal agency CMO	396,665	33	61,947	334,751
Federal agency MBS	21,586	31	2,805	18,812
Taxable municipal securities	262,168	34	35,225	226,977
Tax-exempt municipal securities	45,548	156	285	45,419
Corporate bonds	4,058	—	92	3,966
Subordinated corporate bonds	11,957	—	1,672	10,285
Total debt securities, at fair value	$763,981	$254	$103,122	$661,113

	2022
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,014	$—	$37	$4,977
U.S. treasury securities	45,942	—	2,691	43,251
Federal agency CMO	474,777	3	67,798	406,982
Federal agency MBS	24,172	27	3,178	21,021
Taxable municipal securities	287,435	29	48,187	239,277
Tax-exempt municipal securities	84,457	66	870	83,653
Corporate bonds	6,480	—	186	6,294
Subordinated corporate bonds	11,950	—	1,303	10,647
Total debt securities, at fair value	$940,227	$125	$124,250	$816,102
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company’s Consolidated Balance Sheets, amounted to $3.1 million and $4.0 million at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were attributable to significant increases in market interest rates. Management concluded that no ACL for available-for-sale securities was necessary as of December 31, 2023 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at December 31, 2023 and 2022:

	2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,978	$28	$—	$—	$4,978	$28	1
U.S. treasury securities	—	—	15,925	1,068	15,925	1,068	4
Federal agency CMO	8,810	18	311,221	61,929	320,031	61,947	86
Federal agency MBS	—	—	17,114	2,805	17,114	2,805	10
Taxable municipal securities	1,993	316	223,949	34,909	225,942	35,225	251
Tax-exempt municipal securities	11,890	55	10,519	230	22,409	285	53
Corporate bonds	—	—	3,966	92	3,966	92	18
Subordinated corporate bonds	—	—	10,285	1,672	10,285	1,672	6
Total temporarily impaired debt securities	$27,671	$417	$592,979	$102,705	$620,650	$103,122	429

	2022
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,977	$37	$—	$—	$4,977	$37	1
U.S. treasury securities	2,878	109	40,373	2,582	43,251	2,691	6
Federal agency CMO	164,391	13,004	233,051	54,794	397,442	67,798	102
Federal agency MBS	9,923	797	9,165	2,381	19,088	3,178	11
Taxable municipal securities	93,345	10,411	144,903	37,776	238,248	48,187	273
Tax-exempt municipal securities	66,277	870	—	—	66,277	870	112
Corporate bonds	6,294	186	—	—	6,294	186	31
Subordinated corporate bonds	6,206	743	4,440	560	10,646	1,303	6
Total temporarily impaired debt securities	$354,291	$26,157	$431,932	$98,093	$786,223	$124,250	542

The contractual maturity distribution at December 31, 2023 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$30,657	$30,252
Due after one, but within five years	85,847	81,696
Due after five, but within ten years	252,508	217,720
Due after ten years	394,969	331,445
Total debt securities	$763,981	$661,113

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $133.4 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $650.8 million and $804.2 million at December 31, 2023 and 2022, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Sales of debt securities, for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	2023	2022	2021
Amortized cost of debt securities sold(1)	$87,198	$71,593	$2,931
Gross realized gains on sales	—	1,061	128
Gross realized losses on sales	(2,419)	(3,034)	—
Total proceeds from sales of debt securities	$84,779	$69,620	$3,059
__________________________________________
(1)     Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Tax-exempt interest earned on the municipal securities portfolio amounted to $2.6 million for the year ended December 31, 2023, compared to $3.4 million for each of the years ended December 31, 2022 and 2021.

The average balance of tax-exempt investments was $64.1 million and $86.0 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Equity Securities

At December 31, 2023, the Company held equity securities with a fair value of $7.1 million, which consisted of $4.4 million in management directed investments and $2.7 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

At December 31, 2022, the Company held equity securities with a fair value of $4.3 million, which consisted of $2.9 million in management directed investments and $1.4 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the years ended December 31, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	2023	2022
Net gains (losses) recognized during the period on equity securities	$666	$(514)
Less: Net losses realized on equity securities sold during the period	(5)	(17)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$671	$(497)

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(3)    Loans

Loan Portfolio Classifications

Major classifications of loans at amortized cost at the periods indicated were as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Commercial real estate	$2,064,737	$1,921,410
Commercial and industrial	430,749	414,490
Commercial construction	585,113	424,049
Total commercial loans	3,080,599	2,759,949

Residential mortgages	393,142	332,632
Home equity	85,375	79,807
Consumer	8,515	8,130
Total retail loans	487,032	420,569
Total loans	3,567,631	3,180,518

Allowance for credit losses	(58,995)	(52,640)
Net loans	$3,508,636	$3,127,878

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $5.4 million at December 31, 2023 and $5.2 million at December 31, 2022.

Accrued interest receivable on loans amounted to $16.1 million and $13.1 million at December 31, 2023 and December 31, 2022, respectively, and was included in the "Accrued interest receivable" line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $126.6 million at December 31, 2023 and $94.8 million at December 31, 2022. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Related Party Loans

As of December 31, 2023 and 2022 , the outstanding loan balances to directors, officers, principal shareholders, and their associates were $31.4 million and $33.5 million, respectively. All loans to these related parties were current and accruing as of those dates. Unadvanced portions of lines of credit available to these individuals were $35.7 million and $12.5 million, as of December 31, 2023 and 2022, respectively. During 2023, new loans and net increases in loan balances or lines of credit under existing commitments of $1.5 million were made and principal pay-downs of $19.7 million were received. During 2022, new loans and net increases in loan balances or lines of credit under existing commitments of $5.2 million were made and principal pay-downs of $11.4 million were received.

Loans serviced for others

At December 31, 2023 and 2022, the Company was servicing residential mortgage loans owned by investors amounting to $7.7 million and $8.9 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $69.8 million and $59.1 million at December 31, 2023 and 2022, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Commercial real estate	$495,831	$113,830
Residential mortgages	369,062	309,023
Home equity	35,540	39,724
Total loans pledged to FHLB	$900,433	$462,577

Tax-Exempt Interest

Tax-exempt interest earned on qualified commercial loans was $2.0 million for the year ended December 31, 2023, $1.7 million for the year ended December 31, 2022 and $1.8 million for the year ended December 31, 2021. Average tax-exempt loan balances were $47.0 million and $63.9 million for the years ended December 31, 2023 and 2022, respectively.

(4)    Credit Risk Management and ACL for Loans
See item (h) "Credit Risk Management and ACL for Loans Methodology" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company's loan accounting policies, Credit Risk monitoring, and ACL methodology.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at December 31, 2023
	Term Loans By Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate
Pass	$215,679	$371,606	$367,011	$201,621	$217,055	$641,034	$12,130	$107	$2,026,243
Special mention	31	15,782	—	—	489	9,948	—	—	26,250
Substandard	—	1,311	631	—	969	8,883	—	450	12,244
Total commercial real estate	215,710	388,699	367,642	201,621	218,513	659,865	12,130	557	2,064,737

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	73,608	51,990	45,278	24,778	23,724	44,609	156,465	3,402	423,854
Special mention	—	—	—	70	215	201	2,227	223	2,936
Substandard	—	—	18	—	1	209	316	3,415	3,959
Total commercial and industrial	73,608	51,990	45,296	24,848	23,940	45,019	159,008	7,040	430,749

Current period charge-offs	15	248	—	—	67	266	—	—	596

Commercial construction
Pass	192,462	164,313	143,203	22,017	16,247	10,532	27,261	—	576,035
Special mention	—	7,905	—	—	1,173	—	—	—	9,078
Total commercial construction	192,462	172,218	143,203	22,017	17,420	10,532	27,261	—	585,113

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	82,848	107,222	69,979	46,674	19,205	65,311	—	—	391,239
Special mention	—	—	—	—	—	109	—	—	109
Substandard	—	—	236	—	1,055	503	—	—	1,794
Total residential mortgages	82,848	107,222	70,215	46,674	20,260	65,923	—	—	393,142

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	1,203	775	561	444	317	1,738	79,421	636	85,095
Substandard	—	—	—	—	—	72	—	208	280
Total home equity	1,203	775	561	444	317	1,810	79,421	844	85,375

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	3,705	1,652	1,371	722	623	442	—	—	8,515
Total consumer	3,705	1,652	1,371	722	623	442	—	—	8,515

Current period charge-offs	35	—	—	—	—	1	—	—	36

Total loans	$569,536	$722,556	$628,288	$296,326	$281,073	$783,591	$277,820	$8,441	$3,567,631

Total current period charge-offs	$50	$248	$—	$—	$67	$267	$—	$—	$632

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

The total amortized cost basis of adversely classified loans amounted to $56.7 million, or 1.59% of total loans, at December 31, 2023, and $47.0 million, or 1.48% of total loans, at December 31, 2022.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$1,181	$774	$1,334	$3,289	$2,061,448	$2,064,737
Commercial and industrial	660	64	—	724	430,025	430,749
Commercial construction	—	—	—	—	585,113	585,113
Residential mortgages	1,265	—	1,277	2,542	390,600	393,142
Home equity	53	—	97	150	85,225	85,375
Consumer	25	2	—	27	8,488	8,515
Total loans	$3,184	$840	$2,708	$6,732	$3,560,899	$3,567,631

	Balance at December 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate	$2,818	$1,268	$1,631	$5,717	$1,915,693	$1,921,410
Commercial and industrial	786	39	217	1,042	413,448	414,490
Commercial construction	412	—	294	706	423,343	424,049
Residential mortgages	1,119	55	149	1,323	331,309	332,632
Home equity	163	—	73	236	79,571	79,807
Consumer	21	—	—	21	8,109	8,130
Total loans	$5,319	$1,362	$2,364	$9,045	$3,171,473	$3,180,518
_______________________________________
(1)The loan balances in the table above include loans designated as non-accrual despite their payment due status.

At December 31, 2023 and December 31, 2022, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at December 31, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$5,369	$4,400	$969	$229
Commercial and industrial	4,262	736	3,526	2,658
Commercial construction	—	—	—	—
Residential mortgages	1,526	1,526	—	—
Home equity	257	257	—	—
Consumer	—	—	—	—
Total loans	$11,414	$6,919	$4,495	$2,887

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

	Balance at December 31, 2022
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate	$3,355	$2,317	$1,038	$298
Commercial and industrial	730	348	382	382
Commercial construction	294	294	—	—
Residential mortgages	1,532	1,532	—	—
Home equity	211	211	—	—
Consumer	—	—	—	—
Total loans	$6,122	$4,702	$1,420	$680

The ratio of non-accrual loans to total loans amounted to 0.32% and 0.19% at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023 and December 31, 2022, additional funding commitments for non-accrual loans were not material.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2023	2022	2021
Income that would have been recognized if non-accrual loans had been on accrual	$1,285	$1,083	$2,028
Less income recognized	191	1,050	633
Reduction in interest income	$1,094	$33	$1,395

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $13.7 million at December 31, 2023 compared to $25.2 million at December 31, 2022. Total accruing collateral dependent loans amounted to $2.4 million, while non-accrual collateral dependent loans amounted to $11.3 million as of December 31, 2023. As of December 31, 2022, total accruing collateral dependent loans amounted to $19.5 million while non-accrual collateral dependent loans amounted to $5.7 million.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

The following tables present the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at December 31, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$8,703	$7,148	$6,180	$968	$229
Commercial and industrial	6,804	4,332	950	3,382	2,526
Commercial construction	—	—	—	—	—
Residential mortgages	2,117	1,902	1,902	—	—
Home equity	359	281	281	—	—
Consumer	—	—	—	—	—
Total	$17,983	$13,663	$9,313	$4,350	$2,755

	Balance at December 31, 2022
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate	$24,530	$21,916	$20,878	$1,038	$298
Commercial and industrial	3,210	863	863	—	—
Commercial construction	294	294	294	—	—
Residential mortgages	2,096	1,914	1,914	—	—
Home equity	386	211	211	—	—
Consumer	—	—	—	—	—
Total	$30,516	$25,198	$24,160	$1,038	$298

The Company's obligation to fulfill the additional funding commitments on individually evaluated loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2023 and December 31, 2022, additional funding commitments for individually evaluated collateral dependent loans were not material.

Loan modifications to borrowers experiencing financial difficulty

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Twelve months ended
	December 31, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total
Commercial real estate	$270	0.01%
Commercial and industrial	177	0.04%
Residential mortgages	31	0.01%
Total	$478	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

Twelve months ended
December 31, 2023
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

	Balance at December 31, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate	$—	$—	$270	$—	$270
Commercial and industrial	143	—	34	—	34
Commercial construction	—	—	—	—	—
Residential mortgages	31	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$174	$—	$304	$—	$304

During the year ended December 31, 2023, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, and at December 31, 2023, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

Prior Period TDR Disclosures

Prior to adopting the new accounting standard on loan modifications, the Company accounted for modifications of loans to borrowers experiencing financial difficulty as TDRs, when the modification resulted in a concession and specific reserves were charged to the ACL if necessary for the amount of estimated credit loss. The following discussion reflects loans that were considered TDRs prior to January 1, 2023. For further information on the Company's TDR accounting policies, see Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements contained in the 2022 Form 10-K.

Total TDR loans amounted to $8.4 million at December 31, 2022. At December 31, 2022, TDR loans on accrual status amounted to $6.0 million, and TDR loans included in non-accrual loans amounted to $2.4 million.

The Company continues to work with customers and enters into loan modifications (which may or may not be TDRs) to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower.

At December 31, 2022, additional funding commitments for TDR loans were not material. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table presents the number and balance of loans modified as TDRs, by portfolio classification, during the periods indicated:

	December 31, 2022
(Dollars in thousands)	Number of Restructurings	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial real estate	6	$3,342	$2,563
Commercial and industrial	2	225	246
Total	8	$3,567	$2,809

There were no subsequent charge-offs of new TDRs noted in the table above during the year ended December 31, 2022.

Interest payments received on non-accruing 2022 TDR loans which were applied to principal and not recognized as interest income were not material.

Payment defaults by portfolio classification, during the year indicated, on loans modified as TDRs within the preceding twelve months are detailed below:

	December 31, 2022
(Dollars in thousands)	Number of TDRs that Defaulted	Post-modification Outstanding Recorded Investment
Commercial real estate	3	$1,044
Total	3	$1,044

The following table sets forth the post modification balances of TDRs listed by type of modification for TDRs that occurred during the period indicated:

	December 31, 2022
(Dollars in thousands)	Number of Restructurings	Amount
Temporary interest-only payment plan	3	$138
Other payment concessions	5	2,671
Total	8	$2,809
Allowance for credit losses associated with TDR loans listed above		$298

ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the years ended December 31 as indicated:

(Dollars in thousands)	2023	2022	2021
Provision for credit losses on loans	$6,460	$5,175	$543
Provision for unfunded commitments	2,789	625	1,227
Total provision for credit losses	$9,249	$5,800	$1,770

The ACL for loans amounted to $59.0 million and $52.6 million at December 31, 2023 and December 31, 2022, respectively. The ACL for loans to total loans ratio was 1.65% and 1.66% at December 31, 2023 and December 31, 2022, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Changes in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	2023	2022	2021
Balance at beginning of year	$52,640	$47,704	$44,565
CECL adjustment upon adoption	—	—	6,560
Provision	6,460	5,175	543
Recoveries	527	272	363
Less: Charge-offs	632	511	4,327
Balance at end of year	$58,995	$52,640	$47,704
The following tables present changes in the ACL for loans by portfolio classification, during the periods presented below:

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$36,564	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses for loans	1,510	2,292	2,825	(103)	(66)	2	6,460
Recoveries	—	497	1	—	12	17	527
Less: Charge-offs	—	596	—	—	—	36	632
Ending Balance at December 31, 2023	$38,074	$11,089	$6,787	$2,152	$579	$314	$58,995

(Dollars in thousands)	Commercial Real Estate	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2021	$31,847	$9,574	$4,090	$1,405	$465	$323	$47,704
Provision for credit losses for loans	4,967	(710)	(129)	850	157	40	5,175
Recoveries	—	242	—	—	11	19	272
Less: Charge-offs	250	210	—	—	—	51	511
Ending Balance at December 31, 2022	$36,564	$8,896	$3,961	$2,255	$633	$331	$52,640

Reserve for unfunded commitments

The Company’s reserve for unfunded commitments amounted to $7.1 million as of December 31, 2023 and $4.3 million at December 31, 2022.

Other real estate owned

The Company carried no OREO at December 31, 2023 or December 31, 2022. During the years ended December 31, 2023, and 2022, there were no additions to or sales of OREO. During the year ended December 31, 2021, there was one addition to OREO, which was subsequently sold in the same year. For the years ended December 31, 2023, 2022 and 2021, there were no write-downs of OREO.

At December 31, 2023, the Company had $1.2 million in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions. The Company had no such loans at December 31, 2022.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(5) Premises and Equipment

Premises and equipment at December 31, 2023, and 2022, are summarized as follows:

(Dollars in thousands)	2023	2022
Land and land improvements	$9,090	$9,090
Bank premises and leasehold improvements	57,899	56,266
Computer software and equipment	18,636	15,636
Furniture, fixtures, and equipment	26,362	25,118
Total premises and equipment, before accumulated depreciation	111,987	106,110
Less accumulated depreciation	(67,056)	(61,882)
Total premises and equipment, net of accumulated depreciation	$44,931	$44,228

Total depreciation expense related to premises and equipment amounted to $5.3 million for both of the years ended December 31, 2023, 2022, and $6.2 million for the year ended December 31, 2021.

(6)    Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12-months or less and immaterial equipment leases have been excluded.

As of December 31, 2023, the Company had 16 active operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Lease expenses for the years ended December 31, 2023, and 2022 amounted to $1.6 million, respectively, and $1.5 million for the year ended December 31, 2021. Variable lease costs and short-term lease expenses included in lease expense during this period were immaterial.

The weighted average remaining lease term for operating leases at December 31, 2023 and 2022 was 28.4 years and 29.4 years, respectively. The weighted average discount rate was 3.55% and 3.51% at December 31, 2023 and 2022, respectively.

At December 31, 2023, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2024	$1,450
2025	1,457
2026	1,468
2027	1,474
2028	1,477
Thereafter	31,723
Total lease payments	$39,049
Less: Imputed interest	14,608
Total lease liability	$24,441

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(7)Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2023	2022
Non-interest checking	$1,070,104	$1,361,588
Interest-bearing checking	697,632	678,715
Savings	285,770	326,666
Money market	1,402,939	1,381,645
CDs $250,000 or less	295,789	187,758
CDs greater than $250,000	225,287	99,434
Deposits	$3,977,521	$4,035,806

All of the Company's deposits outstanding, at both December 31, 2023 and 2022, were customer deposits, and the Company had no brokered deposits at either December 31, 2023 or 2022. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $835.0 million and $589.7 million at December 31, 2023 and December 31, 2022, respectively.

The aggregate amounts of overdrawn deposits that have been reclassified as loan balances were $498 thousand and $490 thousand at December 31, 2023 and 2022, respectively.

The following table presents the scheduled maturities of CDs as of December 31, of the years indicated:

(Dollars in thousands)	2023	2022
Due in less than twelve months	$494,320	$227,658
Due in over one year through two years	23,737	51,392
Due in over two years through three years	2,431	6,919
Due in over three years through four years	371	400
Due in over four years through five years	179	619
Due in over five years	38	204
Total CDs	$521,076	$287,192

(8)Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, for the years indicated are summarized as follows:

	2023		2022		2021
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
FHLB advances	$2,830	1.71%	$2,913	1.71%	$5,479	1.07%
FRB advances	20,000	4.84%	—	—%	—	—%
Other borrowings	2,938	0.40%	303	—%	—	—%
Total borrowed funds	$25,768	3.99%	$3,216	1.55%	$5,479	1.07%

Subordinated debt	$59,498	5.84%	$59,182	5.66%	$58,979	5.54%

The Company's borrowed funds at December 31, 2023, 2022 and 2021 were comprised of overnight or short-term advances from the FRB through the BTFP, term advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as borrowed funds from the NH BFA borrowing under a New Hampshire community development program. NH BFA advances are categorized as "Other borrowings" in the tables below.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
At December 31, 2023, 2022 and 2021, the contractual maturity distribution of borrowed funds with the weighted average cost for each category is set forth below:

	2023		2022		2021
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Within 12 months	$20,000	4.84%	$—	—%	$2,485	0.29%
Between 1 and 5 years	270	—%	—	—%	—	—%
Over 5 years	5,498	1.09%	3,216	1.55%	2,994	1.70%

Maximum FHLB and other borrowings outstanding at any month-end period during 2023 was $25.8 million, $4.2 million for 2022 and $8.6 million for 2021.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated:

	Year ended December 31,
	2023		2022		2021
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$3,548	2.65%	$3,266	1.59%	$7,632	0.79%
FRB advances	534	3.39%	—	—%	—	—%
Other borrowings	1,008	0.13%	20	—%	—	—%
Total borrowed funds	$5,090	2.23%	$3,286	1.58%	$7,632	0.79%

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company's investment portfolio not otherwise pledged and certain residential and commercial real estate loans. At December 31, 2023, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $860.0 million. In addition, based on qualifying corporate and municipal bond collateral, the Bank had the capacity to borrow funds from the FRB up to approximately $320.0 million at December 31, 2023. The Bank also has pre-approved borrowing arrangements with large correspondent banks to provide overnight and short-term borrowing capacity.

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.5 million, and $59.2 million at December 31, 2023, and December 31, 2022, respectively. The debt consists of fixed-to-floating rate notes due in 2030 and callable at the Company's option on or after July 15, 2025. The subordinated notes are intended to qualify as Tier 2 capital for regulatory purposes.

The subordinated notes pay interest at a fixed rate of 5.25% per annum through July 15, 2025, after which floating quarterly rates apply. Original debt issuance costs were $1.2 million and have been netted against the subordinated debt on the consolidated balance sheet in accordance with accounting guidance. These costs are being amortized to interest expense over the life of the subordinated notes.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(9)Derivatives and Hedging Activities

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of December 31, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$100,000	$760
Total cash flow hedge interest-rate swaps	$—	$—	$100,000	$760

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,524	$630
Interest-rate contracts - pay fixed, receive floating	7,524	630	—	—
Risk participation agreements sold	—	—	46,910	65
Total derivatives not subject to hedge accounting	$7,524	$630	$54,434	$695

	As of December 31, 2022
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,777	$782
Interest-rate contracts - pay fixed, receive floating	7,777	782	—	—
Risk participation agreements sold	—	—	24,660	73
Total back-to-back interest-rate swaps	$7,777	$782	$32,437	$855
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

During the year ended December 31, 2023, the Company entered into three pay fixed, receive float, interest rate swap agreements all with a 2-year term. As of December 31, 2023, these interest rate swap agreements had a combined notional value of $100.0 million. Each interest rate swap agreement was designated as a fair value hedge and involves the net settlement of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. There were no fair value hedges outstanding at December 31, 2022.

	As of December 31, 2023
(Dollars in thousands)	Balance Sheet Location of Hedged Item	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Interest-rate contracts - loans	Loans	$100,755	$755

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The table below presents the gains (losses) from interest rate derivatives accounted for as fair value hedges and the related hedged items.

(Dollars in thousands)	Affected Income Statement Line Item	December 31, 2023
Derivatives designated as fair value hedges:
Fair value adjustments on derivatives	Net interest income	$(760)
Fair value adjustments on hedged instrument	Net interest income	755
Total		$(5)

Derivatives not subject to hedge accounting

Interest-rate Contracts

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at December 31, 2023 and December 31, 2022. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the years ended December 31, 2023, 2022, or 2021.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. At December 31, 2023, all the back-to-back swaps with the counterparty were in asset positions and at December 31, 2022, all the back-to-back swaps with the counterparty were in liability positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company enters into RPAs for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPAs and the customers' loan are secured by the same collateral.

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

The Company had two active interest-rate swap institutional counterparties which were rated A and A+ by S&P Global Ratings, respectively, and both of which were rated A2 by Moody's Investor Services at December 31, 2023. When the Company has credit risk exposure, cash collateral is posted by the counterparty. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of December 31, 2023, the Company had no credit risk exposure relating to interest-rate swaps with counterparties compared to $782 thousand in credit risk exposure at December 31, 2022. At December 31, 2023, cash collateral posted by the Company amounted to $570 thousand while counterparties posted cash collateral of $590 thousand. At December 31, 2022, the Company posted no collateral in connection with these agreements while counterparties posted cash collateral of $27 thousand.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Credit-risk-related Contingent Features

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of December 31, 2023, the fair value of derivatives related to these agreements was at a net liability position of $130 thousand, which excludes any adjustment for nonperformance risk.

Other Derivative Related Activity

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At December 31, 2023 and December 31, 2022, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

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

Financial instruments with off-balance sheet credit risk at December 31, 2023 and 2022 are as follows:

(Dollars in thousands)	2023	2022
Commitments to originate loans	$41,326	$27,148
Commitments to originate residential mortgages loans for sale	—	170
Commitments to sell residential mortgage loans	200	170
Letters of credit	15,610	25,081
Unadvanced portions of commercial real estate loans	87,943	43,938
Unadvanced portions of commercial loans and lines	633,702	629,531
Unadvanced portions of construction loans (commercial & residential)	540,269	409,803
Unadvanced portions of home equity lines	156,216	146,558
Unadvanced portions of consumer loans	3,679	4,059

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third-party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

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

(11)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year ended December 31, 2023			Year ended December 31, 2022
(Dollars in thousands)	Pre-Tax	Tax (Expense) Benefit	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$18,838	$(4,279)	$14,559	$(132,005)	$29,782	$(102,223)
Less: net security (losses) gains reclassified into non-interest income	(2,419)	534	(1,885)	(1,973)	619	(1,354)
Net change in fair value of debt securities	21,257	(4,813)	16,444	(130,032)	29,163	(100,869)

Total other comprehensive income (loss), net	$21,257	$(4,813)	$16,444	$(130,032)	$29,163	$(100,869)

Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Year ended December 31, 2023		Year ended December 31, 2022
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Total	Unrealized Gains (Losses) on Debt Securities	Total
Accumulated other comprehensive (loss) income - beginning balance	$(96,207)	$(96,207)	$4,662	$4,662
Total other comprehensive income (loss), net	16,444	16,444	(100,869)	(100,869)
Accumulated other comprehensive loss - ending balance	$(79,763)	$(79,763)	$(96,207)	$(96,207)

(12)Shareholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of December 31, 2023 had 12,272,674 shares issued and outstanding. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
$0.01 per share. No preferred stock has been issued as of the date of this Form 10-K.

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

Management believes, as of December 31, 2023, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2023 and December 31, 2022, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2023 and December 31, 2022 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
The Company
Total Capital to risk-weighted assets	$511,692	13.12%	$312,035	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	403,224	10.34%	234,026	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	403,224	8.74%	184,471	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	403,224	10.34%	175,520	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$510,645	13.09%	$312,035	8.00%	$390,044	10.00%
Tier 1 Capital to risk-weighted assets	461,675	11.84%	234,026	6.00%	312,035	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	461,675	10.01%	184,471	4.00%	230,589	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	461,675	11.84%	175,520	4.50%	253,528	6.50%

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
The Company
Total Capital to risk-weighted assets	$476,307	13.49%	$282,567	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	372,817	10.56%	211,926	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	372,817	8.10%	184,194	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	372,817	10.56%	158,944	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$475,668	13.47%	$282,567	8.00%	$353,209	10.00%
Tier 1 Capital to risk-weighted assets	431,359	12.21%	211,926	6.00%	282,567	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	431,359	9.37%	184,194	4.00%	230,243	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	431,359	12.21%	158,944	4.50%	229,586	6.50%
__________________________________________
(1)    Before application of the capital conservation buffer of 2.50%. See discussion below.
(2)    For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.
The Company is subject to the Basel III capital ratio requirements, which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2023.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Dividends

For the year ended December 31, 2023, the Company declared $11.2 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 50,443 shares of the Company's common stock totaling $1.5 million. During the year ended December 31, 2022, the Company declared $9.9 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 40,640 shares of the Company's common stock totaling $1.4 million. In 2021, the Company declared $8.9 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 36,651 shares of the Company's common stock totaling $1.3 million. See "Shares Authorized and Share Issuance" above in this Note 12 of this Form 10-K for more information on the DRSPP, including the direct stock purchase component of the plan.

(13)Employee Benefit Plans

Defined Contribution Plans

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of an employee's contribution, as determined by the Compensation and Human Resources Committee of the Board of Directors, is matched by the Company. During the years ended December 31, 2023, 2022 and 2021 the Company's percentage match was 70% up to the first 6% contributed by the employee.

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

The Company's expense for the 401(k) plan match was $2.1 million, $1.9 million, and $1.7 million, respectively, for the years ended December 31, 2023, 2022 and 2021, respectively.

Additionally, the Company maintains the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan. The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of management employees. Total expenses for the deferred compensation plan were $315 thousand and $787 thousand for the years ended December 31, 2023 and 2022, respectively.

Supplemental Employee Retirement Plan

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

The amounts charged to expense for the SERP are included in the table below. The Company anticipates accruing an additional $58 thousand to the SERP for the year ending December 31, 2024.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,420	$1,708	$1,923
Net periodic benefit cost:
Interest cost	69	74	61
Actuarial gain	(21)	(86)	—
Net periodic benefit costs	$48	$(12)	$61

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$1,192	$1,420	$1,708

Funded status:
Accrued liability as of December 31	$(1,192)	$(1,420)	$(1,708)

Discount rate used for benefit obligation(1)	5.25%	4.75%	3.25%
__________________________________________
(1)Management utilizes the Moody's 20-year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

SERP benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)	Payments
2024	$276
2025	276
2026	276
2027	275
2028	165
2029-2033	119

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table provides a reconciliation of the changes in the post-retirement supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,358	$2,620	$2,631
Net periodic benefit cost:
Service cost	(29)	(26)	(23)
Interest cost	115	105	83
Actuarial gain	(167)	(341)	(71)
Total net period cost	$(81)	$(262)	$(11)
Benefit obligation at end of year	$2,277	$2,358	$2,620

Funded status:
Accrued liability as of December 31	$(2,277)	$(2,358)	$(2,620)

Discount rate used for benefit obligation(1)	5.25%	4.75%	3.25%
__________________________________________
(1)    Management utilizes the Moody's 20-year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for supplemental life insurance are included in the table above. The Company anticipates accruing an additional $105 thousand to the plan for the year ending December 31, 2024.

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
Total stock-based compensation expense was $2.3 million, for the years ended December 31, 2023, and 2022, respectively, and $2.1 million for the year ended December 31, 2021. The total tax benefit recognized related to the stock-based compensation expense was $637 thousand, $651 thousand, and $579 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
Tax benefits associated with employee exercises and vesting of stock compensation amounted to $108 thousand, $147 thousand and $85 thousand for the years ended December 31, 2023, 2022, and 2021, respectively.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company issued no stock options during the year ended December 31, 2023. The table below provides a summary of the stock options granted, including the weighted average fair value, the fair value as a percentage of the market value of the underlying stock at the date of grant and the average assumptions used in the model for the years indicated:

Stock Option Awards	2022	2021
Stock options granted	17,060	17,580
Term in years	10	10
Weighted average assumptions used in the fair value model:
Expected volatility	44%	44%
Expected dividend yield	3.05%	3.01%
Expected life in years	6.5	6.5
Risk-free interest rate	2.20%	1.28%
Weighted average market price on date of grants	$38.57	$32.73
Per share weighted average fair value	$14.40	$11.95
Fair value as a percentage of market value at grant date	37%	36%

The expected volatility is the anticipated variability in the Company's share price over the expected life of the stock option and is based on the Company's historical volatility.

The expected dividend yield is the Company's projected dividends based on historical annualized dividend yield to coincide with volatility divided by its share price at the date of grant.

The expected life represents the period of time that the stock option is expected to be outstanding. The Company utilized the simplified method, under which the expected term equals the vesting term plus the contractual term divided by two.

The risk-free interest rate is based on the U.S. Department of the Treasury rate in effect at the time of grant for a period equivalent to the expected life of the stock option.

Stock option transactions during the year ended December 31, 2023 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2022	197,249	$26.33	4.4	$1,824
Granted	—	—
Exercised	33,998	17.87
Forfeited/Expired	712	33.91
Outstanding December 31, 2023	162,539	$28.07	4.2	$824

Vested and Exercisable at December 31, 2023	126,161	$26.37	3.3	$777

The intrinsic value of stock options vested and exercisable represents the total pretax value that would have been received by the stock option holders had all in-the-money vested stock option holders exercised their options on December 31, 2023. At December 31, 2023, 103,568 of the vested and exercisable stock options were in-the money.

Cash received from stock option exercises amounted to $180 thousand, $118 thousand, and $159 thousand during the years ended December 31, 2023,2022 and 2021, respectively. The total intrinsic value of stock options exercised amounted to $563 thousand, $93 thousand and $173 thousand during the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid by the Company for the net settlement of stock options to cover employee tax obligations amounted to $153 thousand, $8 thousand and $16 thousand during the years ended December 31, 2023, 2022 and 2021, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Stock option activity during the year ended December 31, 2023 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2022	56,257	$11.34
Granted	—	—
Vested	19,879	10.24
Forfeited	—	—
Unvested December 31, 2023	36,378	$11.94

The total fair value of stock options vested (based on grant date fair value) during the years ended December 31, 2023, 2022 and 2021, was $204 thousand, $186 thousand, and $171 thousand, respectively.

Compensation expense recognized in association with the stock option awards amounted to $175 thousand, $206 thousand and $187 thousand for the years ended December 31, 2023, 2022 and 2021, respectively. The total tax benefit recognized related to the stock option expense was $49 thousand, $58 thousand and $52 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $202 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 1.8 years.

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

The table below provides a summary of restricted stock awards granted during the years indicated:

Restricted Stock Awards (number of underlying shares)	2023	2022	2021
Two-year vesting	9,915	8,823	8,109
Four-year vesting	32,719	22,147	24,307
Performance-based vesting	31,270	22,254	21,559
Total restricted stock awards	73,904	53,224	53,975

Weighted average grant date fair value	$32.04	$38.57	$32.73

The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding.

Upon vesting, restricted stock awards may be net settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. During the years ended December 31, 2023, 2022 and 2021 the Company paid $294 thousand, $425 thousand and $330 thousand, respectively, to net settle the vesting of restricted stock awards to cover employee tax obligations.

Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still effective.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table sets forth a summary of the activity for the Company's restricted stock awards:

	Restricted Stock	Weighted Average Grant Price Per Share
Unvested December 31, 2022	106,658	$34.68
Granted	73,904	32.04
Vested/released	47,822	33.20
Forfeited	2,701	33.58
Unvested December 31, 2023	130,039	$33.75

Stock-based compensation expense recognized in association with the restricted stock awards amounted to $1.9 million for both of the years ended December 31, 2023 and 2022, respectively and $1.6 million for the year ended December 31, 2021. The total tax benefit recognized related to restricted stock award compensation expense was $527 thousand, $522 thousand and $456 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there remained $2.6 million of unrecognized compensation expense related to the restricted stock awards. That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

The total fair value of restricted stock awards vested (based on grant date fair value) during the years ended December 31, 2023, 2022 and 2021 was $1.6 million, $1.8 million and $1.7 million, respectively.

Stock in Lieu of Directors' Fees

In addition to the restricted stock awards discussed above, non-employee members of the Company's Board may opt to receive newly issued shares of the Company's common in stock in lieu of cash compensation for attendance at Board and Board Committee meetings. These shares are valued based on the Company's average quarterly close price and are issued in January of the following year.

Stock in lieu of directors' fees expense was $218 thousand for the year ended December 31, 2023, which represented 7,224 shares issued in January of 2024, compared to $254 thousand for the year ended December 31, 2022, which represented 7,265 shares issued in January of 2023, and $252 thousand for the year ended December 31, 2021, which represented 7,375 shares issued in January of 2022. The total tax benefit recognized related to the stock in lieu of directors' fees for meeting attendance was $61 thousand for the year ended December 31, 2023, and $71 thousand, for both of the years ended December 31, 2022 and 2021.
(15) Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2023	2022	2021
Current expense:
Federal	$10,424	$11,996	$10,786
State	4,763	4,606	3,771
Total current expense	15,187	16,602	14,557
Deferred benefit:
Federal	(1,425)	(2,027)	(945)
State	(575)	(1,145)	(25)
Total deferred benefit	(2,000)	(3,172)	(970)

Total income tax expense	$13,187	$13,430	$13,587

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% for 2023, 2022 and 2021 to income before taxes as follows:

(Dollars in thousands)	2023	2022	2021
Computed income tax expense at statutory rate	$10,761	$11,791	$11,709
State income taxes, net of federal tax benefit	3,309	2,734	2,959
Tax-exempt income, net of disallowance	(758)	(804)	(832)
Bank-owned life insurance income, net	(265)	(252)	(172)
Tax (benefit) expense from stock compensation	(108)	(147)	(85)
New market tax credit	(135)	—	—
Other	383	108	8
Total income tax expense	$13,187	$13,430	$13,587

Effective income tax rate	25.7%	23.9%	24.4%

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

(Dollars in thousands)	2023	2022
Deferred tax asset:
Allowance for credit losses	$18,278	$15,822
Depreciation	3,524	3,270
Net unrealized losses on equity securities	51	53
Net unrealized losses on debt securities	23,105	27,918
Supplemental employee retirement plans	330	932
Deferred compensation and benefits	3,976	3,042
Non-accrual interest	1,608	1,425
Stock-based compensation expense	878	724
Lease liability	6,757	6,781
Other	6	1,049
Total	58,513	61,016

Deferred tax liability:
Goodwill	1,564	1,571
Deferred origination costs	848	616
Lease ROU asset	6,862	6,781
Other	73	67
Total	9,347	9,035

Net deferred tax asset	$49,166	$51,981

Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2023. However, factors beyond management's control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total estimated income taxes during the years ended December 31, 2023, 2022 and 2021 of $15.6 million, $17.0 million and $12.3 million, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company did not have unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2023, or December 31, 2022. The Company is generally subject to examinations by taxing authorities for the prior three tax years.

The Company invests in qualified affordable housing projects as a limited partner. As of December 31, 2023,the Company recognized no Federal Low Income Housing tax credits. There are no remaining tax credits related to these Federal Low Income Housing Tax Credit program expected to be realized. During the years ended December 31, 2022 and 2021, the Company recognized $36 thousand and $71 thousand in Federal Low Income Housing tax credits.

In March 2023, the Bank made an equity contribution to its wholly owned subsidiary, the NMTC Investment Fund, in order to invest in a local NMTC project. The Bank invested $3.7 million in the Investment Fund and anticipates receiving $4.8 million of federal tax credits over seven years. The investment is accounted for using the proportional amortization method and will be amortized over seven years, which represents the period that the tax credits and other tax benefits will be utilized. The investment is carried within the line "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet and the investment amortization expense and tax credits are presented on a net basis within the line "Provision for income taxes" on the Company's Consolidated Statements of Income. During the year ended December 31, 2023, the related amortization expense amounted to $478 thousand and the related tax credits amounted to $613 thousand.

(16)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years indicated:

	2023	2022	2021
Basic weighted average common shares outstanding	12,223,626	12,103,033	12,005,838
Dilutive shares	20,410	46,744	45,455
Diluted weighted average common shares outstanding	12,244,036	12,149,777	12,051,293

There were 61,425, 34,291 and 31,677 stock options outstanding at December 31, 2023, 2022 and 2021, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the years ended December 31, 2023, 2022 and 2021. These stock options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

The Company issues stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 130,039 shares and 106,658 shares as of December 31, 2023 and December 31, 2022, respectively.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$661,113	$—	$661,113	$—
Equity securities	7,058	7,058	—	—
FHLB stock	2,402	—	2,402	—
Interest-rate swaps	630	—	630	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$1,595	$—	$—	$1,595

Liabilities measured on a recurring basis:
Interest-rate swaps	$1,390	$—	$1,390	$—
RPA sold	65	—	65	—

	December 31, 2022
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$816,102	$—	$816,102	$—
Equity securities	4,269	4,269	—	—
FHLB stock	2,343	—	2,343	—
Interest-rate swaps	782	—	782	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$740	$—	$—	$740

Liabilities measured on a recurring basis:
Interest-rate swaps	$782	$—	$782	$—
RPA sold	73		73

The Company did not transfer any assets between the fair value measurement levels during the years ended December 31, 2023 or December 31, 2022.

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

The fair value of individually evaluated collateral dependent loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy. A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific allowances assigned to the collateral dependent individually evaluated loans amounted to $2.8 million at December 31, 2023 compared to $298 thousand at December 31, 2022.

Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third-party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At December 31, 2023 and December 31, 2022, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2023 and December 31, 2022:

	Fair Value
(Dollars in thousands)	December 31, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$1,595	$740	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	December 31, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$200	$201	$—	$201	$—
Loans, net	3,508,636	3,353,968	—	$—	3,353,968
Financial liabilities:
CDs	521,076	518,928	—	518,928	—
Borrowed funds	25,768	24,081	—	24,081	—
Subordinated debt	59,498	55,572	—	55,572	—

	December 31, 2022
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,127,878	$2,952,778	$—	$—	$2,952,778
Financial liabilities:
CDs	287,192	281,800	—	281,800	—
Borrowed funds	3,216	2,006	—	2,006	—
Subordinated debt	59,182	55,407	—	55,407	—

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(18)Supplemental Cash Flow Information

The supplemental cash flow information for the years indicated is as follows:

(Dollars in thousands)	2023	2022	2021
Supplemental financial data:
Cash paid for: interest	$45,296	$8,647	$7,880
Cash paid for: estimated income taxes	15,610	16,983	12,335
Cash paid for: lease liability	1,412	1,380	1,251
Supplemental schedule of non-cash activity:
Transfer from loans to other real estate owned	—	—	2,400
ROU lease assets: operating leases(1)	611	31	6,608
_________________________________________
(1)Represents net new ROU lease assets added in the periods indicated.

(19)Condensed Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2023	2022
Assets
Cash	$2,089	$1,929
Investment in subsidiaries	387,978	340,966
Other assets	—	—
Total assets	$390,067	$342,895
Liabilities and Shareholders' Equity
Liabilities
Subordinated debt	$59,498	$59,182
Accrued interest payable	1,444	1,444
Other liabilities	8	2
Total liabilities	60,950	60,628
Shareholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,272,674 and 12,133,516 shares issued, respectively	123	121
Additional paid-in capital	107,377	103,793
Retained earnings	301,380	274,560
Accumulated other comprehensive income	(79,763)	(96,207)
Total shareholders' equity	329,117	282,267
Total liabilities and shareholders' equity	$390,067	$342,895

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Equity in undistributed net income of subsidiaries	$30,315	$36,701	$22,985
Dividends distributed by subsidiaries	10,200	8,900	22,350
Total income	40,515	45,601	45,335
Interest expense	3,467	3,352	3,495
Other operating expenses	347	270	891
Total operating expenses	3,814	3,622	4,386
Income before income taxes	36,701	41,979	40,949
Benefit from income taxes	(1,357)	(737)	(1,222)
Net income	$38,058	$42,716	$42,171

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$38,058	$42,716	$42,171
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(30,315)	(36,701)	(22,985)
Payment from subsidiary bank for stock compensation expense	2,305	2,315	2,094
Changes in:
Net decrease (increase) in other assets	(253)	205	66
Net increase (decrease) in other liabilities	322	202	(25)
Net cash provided by operating activities	10,117	8,737	21,321
Cash flows from investing activities:
Investment in subsidiary	—	—	—
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Repayment of subordinated debt	—	—	(14,887)
Proceeds from the issuance of subordinated debt	—	—	—
Cash dividends paid, net of dividend reinvestment plan	(9,734)	(8,521)	(7,627)
Proceeds from issuance of common stock	44	47	59
Net settlement for employee tax withholding on restricted stock and options	(447)	(433)	(346)
Net proceeds from exercise of stock options	180	118	159
Net cash (used in) provided by financing activities	(9,957)	(8,789)	(22,642)
Net (decrease) increase in cash and cash equivalents	160	(52)	(1,321)
Cash at beginning of year	1,929	1,981	3,302
Cash at end of year	$2,089	$1,929	$1,981

The Parent Company's Statements of Comprehensive Income and Statements of Changes in Shareholders' Equity are identical to the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Changes in Shareholders' Equity and therefore are not presented here.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors Enterprise Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses for Loans
As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for credit losses for loans totaled $59.0 million as of December 31, 2023. The general reserve for larger groups of homogeneous loans collectively evaluated is evaluated on a pool basis. The Company has segmented the loan portfolio for groups of loans with similar risk characteristics by 1) loan type for pass-rated loans and 2) by internal risk rating for adversely classified loans not individually evaluated. The general reserve is comprised of a quantitative reserve based on the Company’s historical loss experience, a qualitative reserve based on management’s evaluation of several judgmental qualitative or environmental factors, and economic forecasts over the estimated life of the loan pools. The qualitative or environmental factors used by the Company include considerations such as commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; trends in risk classification of individual loans and higher risk problem assets; the level of delinquent loans and non-performing loans; individually evaluated and restructured loans; the level of foreclosure activity; net charge-offs; and trends in the general levels of these indicators. In addition, the Company monitors expansion in the geographic market area; the experience level of lenders and any changes in underwriting criteria; and general conditions and development markets in the Company's local region as well as changes in the current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. The Company generally uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, reverts to historical loss rates. The evaluation and measurement of the qualitative or environmental and economic forecasts requires management to apply a high degree of judgment and involves assumptions that are sensitive to change, for which future adjustments to the allowance may be necessary.

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

Boston, Massachusetts
March 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors Enterprise Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Enterprise Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and our report dated March 8, 2024, expressed an unqualified opinion.

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
March 8, 2024

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2023.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." Based on management's assessment, the Company believes that, as of December 31, 2023, the Company's internal control over financial reporting is effective based on these criteria.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page 119 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that has occurred during the Company's most recent fiscal quarter (i.e., the three months ended December 31, 2023) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2023, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this Part III of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 7, 2024, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K. For additional information on availability of the Company's corporate governance guidelines, see the section titled "Company Website," contained in Item 1, "Business," of this Form 10-K.

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

4.1Renewal Rights Agreement dated as of December 11, 2007 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 13, 2007 (File No. 333-79135).

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

10.11.1.2    Amendment to the Enterprise Bank and Trust Company 2020 Variable Compensation Incentive Plan, incorporated by reference to the Company's Current Report on Form 8-K filed on November 16, 2020 (File No. 001-33912).

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

10.11.4    Enterprise Bank and Trust Company 2023 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2023 (File No. 001-33912).

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

10.15.1    Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 13, 2019 (File No.001-33912).

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

10.15.6    Fifth Addendum to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2023 (File no. 001-33912)

10.15.7    Amendment to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2023 (File no. 001-33912)

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

97.0*Enterprise Bancorp, Inc. Incentive Award Recoupment Policy.

101*    Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 were formatted in XBRL (eXtensible Business Reporting Language):
(i)    Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022,
(ii)    Consolidated Statements of Income for the years ended December 31, 2023,2022 and 2021,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2023,2022 and 2021,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and
(vi)    Notes to Consolidated Financial Statements.

104*The cover page from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101.

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

ENTERPRISE BANCORP, INC.
March 8, 2024	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 8, 2024
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 8, 2024
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 8, 2024
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 8, 2024
John P. Clancy, Jr.

/s/ John R. Clementi	Director	March 8, 2024
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 8, 2024
James F. Conway, III

/s/ Carole A. Cowan	Director	March 8, 2024
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 8, 2024
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 8, 2024
John T. Grady, Jr.

/s/ Mary Jane King	Director	March 8, 2024
Mary Jane King

/s/ John A. Koutsos	Director, Secretary	March 8, 2024
John A. Koutsos

/s/ Joseph C. Lerner	Director	March 8, 2024
Joseph C. Lerner

/s/ Shelagh E. Mahoney	Director	March 8, 2024
Shelagh E. Mahoney

/s/ Richard W. Main	Director, President	March 8, 2024
Richard W. Main

/s/ Jacqueline F. Moloney	Director	March 8, 2024
Jacqueline F. Moloney

/s/ Michael T. Putziger	Director	March 8, 2024
Michael T. Putziger

/s/ Carol L. Reid	Director	March 8, 2024
Carol L. Reid

/s/ Nickolas Stavropoulos	Director	March 8, 2024
Nickolas Stavropoulos

/s/ Joseph R. Lussier	Executive Vice President, Chief	March 8, 2024
Joseph R. Lussier	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Accounting Director	March 8, 2024
Michael K. Sullivan