Form 10-Q
period 2024-03-31
ENTERPRISE BANCORP INC /MA/
filed 2024-05-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
     ☐ Yes ☒ No

As of April 30, 2024, there were 12,374,678 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations defined in the table below are provided to aid the reader when reviewing this Quarterly Report on Form 10-Q:

Acronym	Description
ACL:	Allowance for credit losses
AOCI:	Accumulated other comprehensive income
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
BTFP:	Bank Term Funding Program
CD:	Certificate of deposit
CDE:	Community Development Entities
CECL:	Current expected credit loss
CMO:	Collateralized mortgage obligations
FASB:	Financial Accounting Standards Board
FDIC:	Federal Deposit Insurance Corporation
FHLB:	Federal Home Loan Bank of Boston
FRB:	Federal Reserve Bank of Boston
GAAP:	Generally Accepted Accounting Principles
MBS:	Mortgage-backed securities
Net interest margin:	Tax-equivalent net interest margin
NH BFA:	New Hampshire Business Finance Authority
NMTC:	New Market Tax Credit
OREO:	Other real estate owned
ROU:	Right-of-use
RPA:	Risk participation agreement
TDR:	Troubled debt restructuring
Treasury:	U.S. Department of the Treasury
U.S.:	United States

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$41,443	$37,443
Interest-earning deposits with banks	106,391	19,149
Total cash and cash equivalents	147,834	56,592
Investments:
Debt securities at fair value (amortized cost of $749,561 and $763,981, respectively)	643,924	661,113
Equity securities at fair value	8,102	7,058
Total investment securities at fair value	652,026	668,171
Federal Home Loan Bank stock	2,482	2,402
Loans held for sale	400	200
Loans:
Total loans	3,654,322	3,567,631
Allowance for credit losses	(60,741)	(58,995)
Net loans	3,593,581	3,508,636
Premises and equipment, net	44,671	44,931
Lease right-of-use asset	24,645	24,820
Accrued interest receivable	20,501	19,233
Deferred income taxes, net	47,903	49,166
Bank-owned life insurance	65,878	65,455
Prepaid income taxes	5,771	1,589
Prepaid expenses and other assets	12,667	19,183
Goodwill	5,656	5,656
Total assets	$4,624,015	$4,466,034
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,106,119	$3,977,521
Borrowed funds	63,246	25,768
Subordinated debt	59,577	59,498
Lease liability	24,303	24,441
Accrued expenses and other liabilities	30,945	45,011
Accrued interest payable	6,386	4,678
Total liabilities	4,290,576	4,136,917
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,376,562 and 12,272,674 shares issued and outstanding, respectively	124	123
Additional paid-in capital	108,246	107,377
Retained earnings	306,943	301,380
Accumulated other comprehensive loss	(81,874)	(79,763)
Total shareholders' equity	333,439	329,117
Total liabilities and shareholders' equity	$4,624,015	$4,466,034
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Interest and dividend income:
Other interest-earning assets	$1,172	$2,208
Investment securities	4,034	5,073
Loans and loans held for sale	48,817	39,556
Total interest and dividend income	54,023	46,837
Interest expense:
Deposits	17,272	5,987
Borrowed funds	694	12
Subordinated debt	867	867
Total interest expense	18,833	6,866
Net interest income	35,190	39,971
Provision for credit losses	622	2,736
Net interest income after provision for credit losses	34,568	37,235
Non-interest income:
Wealth management fees	1,850	1,587
Deposit and interchange fees	2,069	2,048
Income on bank-owned life insurance, net	458	307
Net gains on sales of loans	22	14
Net gains (losses) on equity securities	465	(16)
Other income	631	817
Total non-interest income	5,495	4,757
Non-interest expense:
Salaries and employee benefits	19,176	18,521
Occupancy and equipment expenses	2,459	2,501
Technology and telecommunications expenses	2,745	2,675
Advertising and public relations expenses	743	681
Audit, legal and other professional fees	734	640
Deposit insurance premiums	859	675
Supplies and postage expenses	237	255
Other operating expenses	1,955	2,092
Total non-interest expense	28,908	28,040
Income before income taxes	11,155	13,952
Provision for income taxes	2,648	3,184
Net income	$8,507	$10,768

Basic earnings per share	$0.69	$0.89
Diluted earnings per share	$0.69	$0.88

Basic weighted average common shares outstanding	12,292,417	12,155,320
Diluted weighted average common shares outstanding	12,304,203	12,193,756
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Net income	$8,507	$10,768
Other comprehensive (loss) income, net of tax
Net change in fair value of debt securities	(2,111)	20,248
Total other comprehensive (loss) income, net of tax	(2,111)	20,248
Total comprehensive income, net	$6,396	$31,016

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	12,272,674	$123	$107,377	$301,380	$(79,763)	$329,117
Net income				8,507		8,507
Other comprehensive loss, net					(2,111)	(2,111)
Common stock dividend declared ($0.24 per share)				(2,944)		(2,944)
Common stock issued under dividend reinvestment plan	14,496	—	398			398
Common stock issued, other	55	—	2			2
Stock-based compensation, net	90,963	1	660			661
Net settlement for employee taxes on restricted stock and options	(8,955)	—	(283)			(283)
Stock options exercised, net	7,329	—	92			92
Balance at March 31, 2024	12,376,562	$124	$108,246	$306,943	$(81,874)	$333,439

Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				10,768		10,768
Other comprehensive income, net					20,248	20,248
Common stock dividend declared ($0.23 per share)				(2,794)		(2,794)
Common stock issued under dividend reinvestment plan	10,395	—	370			370
Common stock issued, other	207	—	7			7
Stock-based compensation, net	70,943	1	710			711
Net settlement for employee taxes on restricted stock and options	(5,954)	—	(348)			(348)
Stock options exercised, net	13,610	—	89			89
Balance at March 31, 2023	12,222,717	$122	$104,621	$282,534	$(75,959)	$311,318

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$8,507	$10,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	622	2,736
Depreciation and amortization	1,484	1,660
Stock-based compensation expense	503	522
Income on bank-owned life insurance, net	(458)	(307)
Mortgage loans originated for sale	(1,758)	(1,188)
Proceeds from mortgage loans sold	1,580	840
Net gains on sales of loans	(22)	(14)
Net (gains) losses on equity securities	(465)	16
Changes in:
Net decrease (increase) in other assets	3,145	(3,597)
Net decrease in other liabilities	(10,961)	(5,762)
Net cash provided by operating activities	2,177	5,674
Cash flows from investing activities:
Proceeds from maturities, calls and pay-downs of debt securities	14,225	16,433
Net purchases of equity securities	(579)	(1,122)
Net purchases of FHLB capital stock	(80)	—
Net increase in loans	(86,813)	(49,594)
Additions to premises and equipment, net	(1,029)	(944)
Net cash used in investing activities	(74,276)	(35,227)
Cash flows from financing activities:
Net increase (decrease) in deposits	128,598	(19,650)
Advancements from long-term borrowings	38,568	307
Repayments of long-term borrowings	(1,090)	(324)
Cash dividends paid, net of dividend reinvestment plan	(2,546)	(2,424)
Proceeds from issuance of common stock	2	7
Net settlement for employee taxes on restricted stock and options	(283)	(348)
Net proceeds from stock option exercises	92	89
Net cash provided by (used in) financing activities	163,341	(22,343)

Net increase (decrease) in cash and cash equivalents	91,242	(51,896)
Cash and cash equivalents at beginning of period	56,592	267,589
Cash and cash equivalents at end of period	$147,834	$215,693
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2023 audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K") as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 8, 2024. The Company has not materially changed its significant accounting policies from those disclosed in its 2024 Annual Report on Form 10-K. See Item (e), "Recent Accounting Pronouncements," below in this Note 1.

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

The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company's only reportable operating segment. The Bank's subsidiaries include Enterprise Wealth Services, LLC which was organized under the laws of the State of Delaware, to offer non-deposit investment products and services as well as following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III. The security corporations, which hold various types of qualifying securities, are limited to conducting investment activities that the Bank itself would be allowed to conduct under applicable laws. In addition, the Bank has organized the EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") under the laws of the State of Delaware in order to invest in the NMTC program administered by the U.S. Department of the Treasury's Community Development Financial Institutions Fund and allocated to Community Development Entities.

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this "Form 10-Q"), have been prepared in accordance with U.S. GAAP for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

As discussed in the Company's 2023 Annual Report on Form 10-K, the most significant areas in which management applies critical assumptions and estimates are: the estimates of the ACL for loans, available for sale securities and reserve for unfunded commitments, and the impairment review of goodwill. Refer to Note 1, "Summary of Significant Accounting Policies," to the Company's audited consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K for accounting policies related to these significant estimates.

(c) Unconsolidated Variable Interest Entity / Proportional Accounting

In March 2023, the Bank made an equity contribution to the NMTC Investment Fund, a newly formed Delaware limited liability company, in order to invest in the NMTC program administered by the U.S. Department of the Treasury's Community Development Financial Institutions Fund and allocated to CDEs.

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
in the NMTC Investment Fund and anticipates receiving $4.8 million of federal tax credits over the next seven years (5% in each of the first three years, and 6% in each of the next four years). The underlying project is structured through a qualified CDE, which in turn has made loans to a qualified active low-income business. The Bank has no unfunded commitments associated with its investment in the NMTC Investment Fund.

The Company has elected to account for the tax equity investment using the proportional amortization method. Under this accounting method, the NMTC Investment Fund is not consolidated with the Company and, instead, the initial cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received over the allotment period. The investment is carried within the line "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet and the investment amortization expense and tax credits are presented on a net basis within the line "Provision for income taxes" on the Company's Consolidated Statements of Income. During the three months ended March 31, 2024 and March 31, 2023, the related amortization expense amounted to $119 thousand and $44 thousand, respectively, and the related tax credits amounted to $153 thousand for each period.

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

(e) Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements — Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532—Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is not expected to have a material impact on our consolidated financial statements.

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

(f) Subsequent Events

The Company has evaluated subsequent events and transactions from March 31, 2024 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

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
(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,004	$—	$26	$4,978
U.S. Treasury securities	13,995	—	1,048	12,947
Federal agency CMO	386,584	—	63,784	322,800
Federal agency MBS	21,419	1	3,129	18,291
Taxable municipal securities	262,098	37	35,611	226,524
Tax-exempt municipal securities	44,441	55	471	44,025
Corporate bonds	4,062	—	104	3,958
Subordinated corporate bonds	11,958	—	1,557	10,401
Total debt securities, at fair value	$749,561	$93	$105,730	$643,924

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,006	$—	$28	$4,978
U.S. Treasury securities	16,993	—	1,068	15,925
Federal agency CMO	396,665	33	61,947	334,751
Federal agency MBS	21,586	31	2,805	18,812
Taxable municipal securities	262,168	34	35,225	226,977
Tax-exempt municipal securities	45,548	156	285	45,419
Corporate bonds	4,058	—	92	3,966
Subordinated corporate bonds	11,957	—	1,672	10,285
Total debt securities, at fair value	$763,981	$254	$103,122	$661,113
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $3.5 million at March 31, 2024 and $3.1 million at December 31, 2023.

At March 31, 2024, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were attributable to significant increases in market interest rates. Management concluded that no ACL for available-for-sale securities was necessary as of March 31, 2024 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$—	$—	$4,978	$26	$4,978	$26	1
U.S. Treasury securities	—	—	12,947	1,048	12,947	1,048	3
Federal agency CMO	22,295	347	300,505	63,437	322,800	63,784	86
Federal agency MBS	—	—	16,627	3,129	16,627	3,129	10
Taxable municipal securities	1,988	322	223,499	35,289	225,487	35,611	251
Tax-exempt municipal securities	12,652	75	19,290	396	31,942	471	72
Corporate bonds	—	—	3,958	104	3,958	104	18
Subordinated corporate bonds	—	—	10,401	1,557	10,401	1,557	6
Total	$36,935	$744	$592,205	$104,986	$629,140	$105,730	447

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,978	$28	$—	$—	$4,978	$28	1
U.S. Treasury securities	—	—	15,925	1,068	15,925	1,068	4
Federal agency CMO	8,810	18	311,221	61,929	320,031	61,947	86
Federal agency MBS	—	—	17,114	2,805	17,114	2,805	10
Taxable municipal securities	1,993	316	223,949	34,909	225,942	35,225	251
Tax-exempt municipal securities	11,890	55	10,519	230	22,409	285	53
Corporate bonds	—	—	3,966	92	3,966	92	18
Subordinated corporate bonds	—	—	10,285	1,672	10,285	1,672	6
Total	$27,671	$417	$592,979	$102,705	$620,650	$103,122	429

The contractual maturity distribution at March 31, 2024 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$27,315	$27,013
Due after one, but within five years	90,009	85,084
Due after five, but within ten years	245,855	211,220
Due after ten years	386,382	320,607
Total debt securities	$749,561	$643,924

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $132.8 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $633.5 million and $650.8 million at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024 and March 31, 2023, the Company had no sales of debt securities.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Equity Securities

At March 31, 2024 the Company held equity securities with a fair value of $8.1 million, which consisted of $3.1 million in management directed investments and $5.0 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

At December 31, 2023, the Company held equity securities with a fair value of $7.1 million, which consisted of $4.4 million in management directed investments and $2.7 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Net gains and losses recognized on equity securities for the three months ended March 31, 2024 and March 31, 2023 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Net gains (losses) recognized during the period on equity securities	$465	$(16)
Less: Net gains recognized on equity securities sold during the period	1	—
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$464	$(16)

(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial real estate owner-occupied	$635,420	$619,302
Commercial real estate non owner-occupied	1,524,174	1,445,435
Commercial and industrial	417,604	430,749
Commercial construction	583,711	585,113
Total commercial loans	3,160,909	3,080,599

Residential mortgages	400,093	393,142
Home equity loans and lines	85,144	85,375
Consumer	8,176	8,515
Total retail loans	493,413	487,032
Total loans	3,654,322	3,567,631

ACL for loans	(60,741)	(58,995)
Net loans	$3,593,581	$3,508,636

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $4.8 million at March 31, 2024 and $5.4 million at December 31, 2023.

Accrued interest receivable on loans amounted to $17.0 million and $16.1 million at March 31, 2024 and December 31, 2023, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $138.1 million at March 31, 2024 and $126.6 million at December 31, 2023.

Loans serviced for others

At March 31, 2024 and December 31, 2023, the Company was servicing residential mortgage loans owned by investors amounting to $7.7 million. Additionally, the Company was servicing commercial loans originated by the Company and

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
participated out to various other institutions amounting to $68.7 million and $69.8 million at March 31, 2024 and December 31, 2023, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial real estate	$485,206	$495,831
Residential mortgages	377,821	369,062
Home equity	33,967	35,540
Total loans pledged to FHLB	$896,994	$900,433

(4)ACL for Loans

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure as described in the 2023 Annual Report on Form 10-K.

See Note 4, "Credit Risk Management and ACL for Loans," to the Company's audited consolidated financial statements contained in the 2023 Annual Report on Form 10-K and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the subheading "Accounting Policies/Critical Accounting Estimates," of the Company's 2023 Annual Report on Form 10-K.

The credit risk management function of the Company evaluates a wide variety of factors as early detection of credit issues is critical to minimizing credit losses. Accordingly, management regularly monitors internal credit quality indicators such as, the risk classification of loans, past due and non-accrual loans, individually evaluated loans, loan modifications, and the level of foreclosure activity, among other items. These credit quality indicators are outlined below.

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
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at March 31, 2024
	Term Loans by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$9,737	$86,392	$82,614	$87,945	$51,879	$297,009	$5,233	$—	$620,809
Special mention	—	31	—	—	—	7,183	—	—	7,214
Substandard	—	—	1,296	440	—	5,661	—	—	7,397
Total commercial real estate owner-occupied	9,737	86,423	83,910	88,385	51,879	309,853	5,233	—	635,420

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	32,629	134,347	297,528	300,717	159,534	556,224	23,876	—	1,504,855
Special mention	—	—	15,721	—	—	648	—	—	16,369
Substandard	—	—	—	785	—	2,165	—	—	2,950
Total commercial real estate non owner-occupied	32,629	134,347	313,249	301,502	159,534	559,037	23,876	—	1,524,174

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	19,653	74,047	50,068	40,663	21,879	63,480	140,427	556	410,773
Special mention	—	—	—	—	266	387	2,377	20	3,050
Substandard	—	—	3,323	27	—	204	227	—	3,781
Total commercial and industrial	19,653	74,047	53,391	40,690	22,145	64,071	143,031	576	417,604

Current period charge-offs	—	10	—	—	—	175	—	—	185

Commercial construction
Pass	21,387	222,208	162,246	112,463	11,291	19,852	26,357	—	575,804
Substandard	—	—	7,907	—	—	—	—	—	7,907
Total commercial construction	21,387	222,208	170,153	112,463	11,291	19,852	26,357	—	583,711

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	12,155	83,035	105,766	69,363	46,248	81,862	—	—	398,429
Special mention	—	—	—	—	—	107	—	—	107
Substandard	—	—	—	234	—	1,323	—	—	1,557
Total residential mortgages	12,155	83,035	105,766	69,597	46,248	83,292	—	—	400,093

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	—	462	772	531	442	2,398	79,938	468	85,011
Special mention	—	—	—	—	—	8	—	—	8
Substandard	—	—	23	—	—	102	—	—	125
Total home equity	—	462	795	531	442	2,508	79,938	468	85,144

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	750	2,724	1,547	1,268	661	885	—	341	8,176
Total consumer	750	2,724	1,547	1,268	661	885	—	341	8,176

Current period charge-offs	6	2	—	—	—	1	—	—	9

Total loans	$96,311	$603,246	$728,811	$614,436	$292,200	$1,039,498	$278,435	$1,385	$3,654,322

Total current period charge-offs	$6	$12	$—	$—	$—	$176	$—	$—	$194

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
	Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$82,500	$83,366	$88,178	$52,891	$51,379	$242,518	$2,169	$—	$603,001
Special mention	31	—	—	—	489	6,971	—	—	7,491
Substandard	—	1,311	270	—	—	7,229	—	—	8,810
Total commercial real estate	82,531	84,677	88,448	52,891	51,868	256,718	2,169	—	619,302

Current period charge-offs owner-occupied	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	133,179	288,240	278,833	148,730	165,676	398,516	9,961	107	1,423,242
Special mention	—	15,782	—	—	—	2,977	—	—	18,759
Substandard	—	—	361	—	969	1,654	—	450	3,434
Total commercial real estate non owner-occupied	133,179	304,022	279,194	148,730	166,645	403,147	9,961	557	1,445,435

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	73,608	51,990	45,278	24,778	23,724	44,609	156,465	3,402	423,854
Special mention	—	—	—	70	215	201	2,227	223	2,936
Substandard	—	—	18	—	1	209	316	3,415	3,959
Total commercial and industrial	73,608	51,990	45,296	24,848	23,940	45,019	159,008	7,040	430,749

Current period charge-offs	15	248	—	—	67	266	—	—	596

Commercial construction
Pass	192,462	164,313	143,203	22,017	16,247	10,532	27,261	—	576,035
Special mention	—	7,905	—	—	1,173	—	—	—	9,078
Total commercial construction	192,462	172,218	143,203	22,017	17,420	10,532	27,261	—	585,113

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	82,848	107,222	69,979	46,674	19,205	65,311	—	—	391,239
Special mention	—	—	—	—	—	109	—	—	109
Substandard	—	—	236	—	1,055	503	—	—	1,794
Total residential mortgages	82,848	107,222	70,215	46,674	20,260	65,923	—	—	393,142

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	1,203	775	561	444	317	1,738	79,421	636	85,095
Substandard	—	—	—	—	—	72	—	208	280
Total home equity	1,203	775	561	444	317	1,810	79,421	844	85,375

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	3,705	1,652	1,371	722	623	442	—	—	8,515
Total consumer	3,705	1,652	1,371	722	623	442	—	—	8,515

Current period charge-offs	35	—	—	—	—	1	—	—	36

Total loans	$569,536	$722,556	$628,288	$296,326	$281,073	$783,591	$277,820	$8,441	$3,567,631

Total current period charge-offs	$50	$248	$—	$—	$67	$267	$—	$—	$632
The total amortized cost basis of adversely classified loans amounted to $50.5 million, or 1.38% of total loans, at March 31, 2024, and $56.7 million, or 1.59% of total loans, at December 31, 2023.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$456	$48	$273	$777	$634,643	$635,420
Commercial real estate non owner-occupied	1,648	1,815	953	4,416	1,519,758	1,524,174
Commercial and industrial	3,385	15	154	3,554	414,050	417,604
Commercial construction	4,848	995	7,906	13,749	569,962	583,711
Residential mortgages	2,135	—	1,054	3,189	396,904	400,093
Home equity	36	—	35	71	85,073	85,144
Consumer	3	—	—	3	8,173	8,176
Total loans	$12,511	$2,873	$10,375	$25,759	$3,628,563	$3,654,322

	Balance at December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$459	$270	$212	$941	$618,361	$619,302
Commercial real estate non owner-occupied	722	504	1,122	2,348	1,443,087	1,445,435
Commercial and industrial	660	64	—	724	430,025	430,749
Commercial construction	—	—	—	—	585,113	585,113
Residential mortgages	1,265	—	1,277	2,542	390,600	393,142
Home equity	53	—	97	150	85,225	85,375
Consumer	25	2	—	27	8,488	8,515
Total loans	$3,184	$840	$2,708	$6,732	$3,560,899	$3,567,631
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At March 31, 2024 and December 31, 2023, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2024
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,696	$2,696	$—	$—
Commercial real estate non owner-occupied	2,651	1,698	953	214
Commercial and industrial	3,880	314	3,566	2,629
Commercial construction	7,906	—	7,906	1,594
Residential mortgages	1,292	1,292	—	—
Home equity	102	102	—	—
Consumer	—	—	—	—
Total loans	$18,527	$6,102	$12,425	$4,437

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,683	$2,683	$—	$—
Commercial real estate non owner-occupied	2,686	1,717	969	229
Commercial and industrial	4,262	736	3,526	2,658
Commercial construction	—	—	—	—
Residential mortgages	1,526	1,526	—	—
Home equity	257	257	—	—
Consumer	—	—	—	—
Total loans	$11,414	$6,919	$4,495	$2,887

The ratio of non-accrual loans to total loans amounted to 0.51% and 0.32% at March 31, 2024 and December 31, 2023, respectively. The increase in non-accrual loans from December 31, 2023 to March 31, 2024 was due primarily to one commercial construction loan that was deemed collateral dependent and added to non-accrual.

At March 31, 2024 and December 31, 2023, additional funding commitments for non-accrual loans were immaterial.

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $20.7 million at March 31, 2024 compared to $13.7 million at December 31, 2023. Total accruing collateral dependent loans amounted to $2.3 million while non-accrual collateral dependent loans amounted to $18.4 million as of March 31, 2024. As of December 31, 2023, total accruing collateral dependent loans amounted to $2.4 million, while non-accrual collateral dependent loans amounted to $11.3 million.

The following tables present the recorded investment in collateral dependent loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at March 31, 2024
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$4,559	$4,053	$4,053	$—	$—
Commercial real estate non owner-occupied	4,112	2,949	1,996	953	213
Commercial and industrial	5,288	4,013	526	3,487	2,551
Commercial construction	7,938	7,906	—	7,906	1,594
Residential mortgages	1,846	1,665	1,665	—	—
Home equity	155	126	126	—	—
Consumer	—	—	—	—	—
Total	$23,898	$20,712	$8,366	$12,346	$4,358

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$4,641	$4,165	$4,165	$—	$—
Commercial real estate non owner-occupied	4,062	2,983	2,015	968	229
Commercial and industrial	6,804	4,332	950	3,382	2,526
Commercial construction	—	—	—	—	—
Residential mortgages	2,117	1,902	1,902	—	—
Home equity	359	281	281	—	—
Consumer	—	—	—	—	—
Total	$17,983	$13,663	$9,313	$4,350	$2,755

At March 31, 2024 and December 31, 2023, additional funding commitments for collateral dependent loans were immaterial.

Loan modifications to borrowers experiencing financial difficulty

Effective on January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326), TDR and Vintage Disclosures," which eliminated the accounting guidance for TDRs and enhanced the disclosure requirements for loan restructurings made with borrowers experiencing financial difficulty. The adoption did not have a significant impact on the financial statements.

The Company works with loan customers experiencing financial difficulty and may enter into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the individual financial circumstances and future prospects of the borrower. An assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. Modifications made for borrowers experiencing financial difficulty may be concessions in the form of principal forgiveness, interest rate reductions, payment deferrals of principal, interest or both, or term extensions, or some combination thereof. When a debt has been previously modified, the Company considers the cumulative effect of modifications made within the prior twelve-month period before the current modification, when determining whether or not a delay in payment resulting from the current modification is insignificant.

During the three months ended March 31, 2024, there were no loan modifications made to borrowers experiencing financial difficulty.

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

	Balance at March 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	143	143
Commercial construction	—	—	—	—	—
Residential mortgages	31	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$31	$—	$—	$143	$143

	Balance at March 31, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate	$406	$—	$—	$1,014	$1,014
Commercial and industrial	237	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$643	$—	$—	$1,014	$1,014

During the three months ended March 31, 2024 and March 31, 2023, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty.

At March 31, 2024 and March 31, 2023, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the periods indicated:

	Three months ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Provision for credit losses on loans	$1,868	$2,318
Provision for unfunded commitments	(1,246)	418
Total provision for credit losses	$622	$2,736

ACL for loans

The ACL for loans amounted to $60.7 million and $59.0 million at March 31, 2024 and December 31, 2023, respectively. The ACL for loans to total loans ratio was 1.66% and 1.65% at March 31, 2024 and December 31, 2023, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables present changes in the ACL for loans by portfolio classification, during the three months indicated:

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2023	$10,454	$27,620	$11,089	$6,787	$2,152	$579	$314	$58,995
Provision for credit losses on loans	25	1,201	(639)	1,429	(80)	(46)	(22)	1,868
Recoveries	—	—	68	—	—	2	2	72
Less: Charge-offs	—	—	185	—	—	—	9	194
Ending Balance at March 31, 2024	$10,479	$28,821	$10,333	$8,216	$2,072	$535	$285	$60,741

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$10,304	$26,260	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses on loans	391	770	438	492	123	76	28	2,318
Recoveries	—	—	127	—	—	3	3	133
Less: Charge-offs	—	—	83	—	—	—	6	89
Ending Balance at March 31, 2023	$10,695	$27,030	$9,378	$4,453	$2,378	$712	$356	$55,002

Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $5.9 million at March 31, 2024 and $7.1 million at December 31, 2023. Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of March 31, 2024.

Other real estate owned

The Company carried no OREO at March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, the Company had $1.1 million and $1.2 million, respectively, in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

As of March 31, 2024, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Lease expense for the three months ended March 31, 2024 and March 31, 2023 amounted to $423 thousand and $404 thousand, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at March 31, 2024 and March 31, 2023 was 28.2 years and 29.2 years, respectively. The weighted average discount rate was 3.55% at March 31, 2024 and 3.51% at March 31, 2023.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At March 31, 2024, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2024 (remaining nine months)	$1,099
2025	1,457
2026	1,468
2027	1,474
2028	1,477
Thereafter	31,723
Total lease payments	38,698
Less: Imputed interest	14,395
Total lease liability	$24,303

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Non-interest checking	$1,050,608	$1,070,104
Interest-bearing checking	730,819	697,632
Savings	273,369	285,770
Money market	1,469,181	1,402,939
CDs $250,000 or less	337,367	295,789
CDs greater than $250,000	244,775	225,287
Deposits	$4,106,119	$3,977,521

All of the Company's deposits outstanding at both March 31, 2024 and December 31, 2023 were customer deposits, and the Company had no brokered deposits at either March 31, 2024 or December 31, 2023. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $864.1 million and $835.0 million at March 31, 2024 and December 31, 2023, respectively.

(7)Borrowed Funds and Subordinated Debt

Borrowed funds at March 31, 2024 and December 31, 2023 are summarized, as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$54,800	4.85%	$20,000	4.84%
Between 1 and 5 years	270	—%	270	—%
Over 5 years	8,176	0.88%	5,498	1.09%
Total borrowed funds	$63,246	4.31%	$25,768	3.99%

The Company's borrowed funds at March 31, 2024 and December 31, 2023 were comprised of FRB advances through the BTFP and term advances related to specific lending projects funded under community development programs through the FHLB and NH BFA.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.6 million at March 31, 2024 and $59.5 million at December 31, 2023. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(8)    Derivatives and Hedging Activities

For further information on the Company's derivatives and hedging activities, see Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2023 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values at the periods presented:

	March 31, 2024
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$100,000	$22	$—	$—
Total derivatives designated as hedging instruments	$100,000	$22	$—	$—

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,459	$751
Interest-rate contracts - pay fixed, receive floating	7,459	751	—	—
Risk participation agreements sold	—	—	46,814	44
Total derivatives not subject to hedge accounting	$7,459	$751	$54,273	$795

	December 31, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$100,000	$760
Total derivatives designated as hedging instruments	$—	$—	$100,000	$760

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,524	$630
Interest-rate contracts - pay fixed, receive floating	7,524	630	—	—
Risk participation agreements sold	—	—	46,910	65
Total derivatives not subject to hedge accounting	$7,524	$630	$54,434	$695
_________________________________________
(1) Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.
(2) The assets and liabilities related to the pay fixed, receive floating interest-rate contracts are subject to a master netting agreement and are presented net in the Company's Consolidated Balance Sheet.

The Company had no derivatives designated as cash flow hedges at either March 31, 2024 or December 31, 2023.

Derivatives designated as hedging instruments

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of adverse interest-rate fluctuations on specifically identified assets or liabilities. The Company's fair value hedges are used to manage its exposure to changes in the fair value of hedged items caused by changes in interest rates.

The Company had three interest rate swap agreements with a combined notional value of $100.0 million at March 31, 2024 and December 31, 2023. Each interest rate swap agreement was designated as a fair value hedge and involves the net settlement of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented:

		March 31, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location of Hedged Item	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Interest-rate contracts - loans	Loans	$99,959	$(41)	$100,755	$755

The table below presents the gains (losses) from interest rate derivatives accounted for as fair value hedges and the related hedged items. There were no fair value hedges outstanding at March 31, 2023.

		Three months ended March 31,
(Dollars in thousands)	Affected Income Statement Line Item	2024	2023
Derivatives designated as fair value hedges:
Fair value adjustments on derivatives	Net interest income	$782	$—
Fair value adjustments on hedged instrument	Net interest income	(797)	—
Total		$(15)	$—

Derivatives not subject to hedge accounting

Interest-rate Contracts

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at March 31, 2024 and December 31, 2023. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the three months ended March 31, 2024 or March 31, 2023.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At March 31, 2024 and December 31, 2023, all back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company enters into RPAs for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPAs and the customers' loan are secured by the same collateral.

Credit Risk

As of March 31, 2024, the Company had two active interest-rate swap institutional counterparties both of which had investment grade credit ratings. When the Company has credit risk exposure, collateral is posted by counterparties. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets.

The Company has minimum collateral posting thresholds with its derivative counterparties and, as of March 31, 2024, the Company had $773 thousand in credit risk exposure relating to interest-rate swaps with counterparties and the cash collateral posted by counterparties amounted to $590 thousand. At December 31, 2023, the Company had no credit risk exposure relating to interest-rate swaps with counterparties and cash collateral posted by the Company amounted to $570 thousand while cash collateral posted by counterparties amounted to $590 thousand.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Credit-risk-related Contingent Features

There have been no material changes to the credit-risk-related contingent provisions contained within the Company's interest-rate swaps with counterparties since December 31, 2023. As of March 31, 2024, the fair value of derivatives related to these agreements was at a net asset position of $773 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of March 31, 2024, has not posted collateral related to these agreements.

Other Derivative Related Activity

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At March 31, 2024 and December 31, 2023, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

As of March 31, 2024 and December 31, 2023, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III capital guidelines.

The Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2024 and December 31, 2023 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
The Company (consolidated)
Total Capital to risk-weighted assets	$518,556	13.20%	$314,278	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	409,657	10.43%	235,709	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	409,657	8.85%	185,190	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	409,657	10.43%	176,782	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$518,420	13.20%	$314,278	8.00%	$392,848	10.00%
Tier 1 Capital to risk-weighted assets	469,098	11.94%	235,709	6.00%	314,278	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	469,098	10.13%	185,189	4.00%	231,487	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	469,098	11.94%	176,782	4.50%	255,351	6.50%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
The Company (consolidated)
Total Capital to risk-weighted assets	$511,692	13.12%	$312,035	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	403,224	10.34%	234,026	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	403,224	8.74%	184,471	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	403,224	10.34%	175,520	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$510,645	13.09%	$312,035	8.00%	$390,044	10.00%
Tier 1 Capital to risk-weighted assets	461,675	11.84%	234,026	6.00%	312,035	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	461,675	10.01%	184,471	4.00%	230,589	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	461,675	11.84%	175,520	4.50%	253,528	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of March 31, 2024, and December 31, 2023. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2024. At March 31, 2024, the capital conservation buffer amounted to $98.2 million for both the Company and the Bank.

(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended March 31, 2024			Three months ended March 31, 2023
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$(2,769)	$658	$(2,111)	$26,160	$(5,912)	$20,248
Less: net security gains (losses) reclassified into non-interest income	—	—	—	—	—	—
Total other comprehensive (loss) income, net	$(2,769)	$658	$(2,111)	$26,160	$(5,912)	$20,248

Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
(Dollars in thousands)	Unrealized Losses on Debt Securities	Unrealized Losses on Debt Securities
Accumulated other comprehensive loss - beginning balance	$(79,763)	$(96,207)
Total other comprehensive (loss) income, net	(2,111)	20,248
Accumulated other comprehensive loss - ending balance	$(81,874)	$(75,959)

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(11)Stock-Based Compensation

There have been no material changes to The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan (the "2016 Plan") since December 31, 2023. As of March 31, 2024, 288,903 shares of Company common stock remained available for future grants under the 2016 Plan.

Total stock-based compensation expense was $503 thousand for the three months ended March 31, 2024, compared to $522 thousand for the three months ended March 31, 2023.

Stock Option Awards

The Company issued no stock options during the three months ended March 31, 2024 and March 31, 2023.

The Company recognized stock-based compensation expense related to stock option awards of $41 thousand for the three months ended March 31, 2024, compared to $50 thousand for the three months ended March 31, 2023.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three months ended March 31,
Restricted Stock Awards (number of underlying shares)	2024	2023
Four-year vesting	65,588	32,719
Performance-based vesting	21,263	31,270
Total restricted stock awards granted	86,851	63,989
Grant date fair value	$24.90	$32.32

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $402 thousand for the three months ended March 31, 2024, compared to $407 thousand for the three months ended March 31, 2023.

Stock in Lieu of Directors' Fees

Non-employee members of the Company's Board of Directors (the "Board") may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $60 thousand for the three months ended March 31, 2024, compared to $65 thousand for the three months ended March 31, 2023.

(12)Earnings per Share

The table below presents basic earnings per share and the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2024	2023
Basic weighted average common shares outstanding	12,292,417	12,155,320
Dilutive shares	11,786	38,436
Diluted weighted average common shares outstanding	12,304,203	12,193,756

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares amounted to 103,238 for the three months ended March 31, 2024, compared to 34,164 for the three months ended March 31, 2023. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted stock awards amounted to 174,527 shares and 130,039 shares as of March 31, 2024 and December 31, 2023, respectively.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2024
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$643,924	$—	$643,924	$—
Equity securities	8,102	8,102	—	—
FHLB stock	2,482	—	2,482	—
Interest-rate swaps	773	—	773	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	7,988	—	—	7,988

Liabilities measured on a recurring basis:
Interest-rate swaps	$751	$—	$751	$—
RPAs sold	44	—	44	—

	December 31, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$661,113	$—	$661,113	$—
Equity securities	7,058	7,058	—	—
FHLB stock	2,402	—	2,402	—
Interest-rate swaps	630	—	630	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	1,595	—	—	1,595

Liabilities measured on a recurring basis:
Interest-rate swaps	$1,390	$—	$1,390	$—
RPAs sold	65	—	65	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $4.4 million at March 31, 2024, compared to $2.8 million at December 31, 2023.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2024 and December 31, 2023:

	Fair Value
(Dollars in thousands)	March 31, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$7,988	$1,595	Appraisal of collateral	Appraisal adjustments(1)	15% - 50%
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
Financial instruments for which the fair value is disclosed but not recognized on the Company's Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	March 31, 2024
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$400	$398	$—	$398	$—
Loans, net	3,593,581	3,411,430	—	—	3,411,430
Financial liabilities:
CDs	582,142	579,814	—	579,814	—
Borrowed funds	63,246	60,570	—	60,570	—
Subordinated debt	59,577	60,758	—	60,758	—

	December 31, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$200	$201	$—	$201	$—
Loans, net	3,508,636	3,353,968	—	—	3,353,968
Financial liabilities:
CDs	521,076	518,928	—	518,928	—
Borrowed funds	25,768	24,081	—	24,081	—
Subordinated debt	59,498	55,572	—	55,572	—

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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2024 and March 31, 2023 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Supplemental financial data:
Cash paid for: interest	$17,125	$6,931
Cash paid for: income taxes	4,805	4,455
Cash paid for: lease liability	351	340
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 8, 2024.

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
•the impacts related to or resulting from bank failures and any continuation of uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto;
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
•declines in commercial real estate values and prices;
•the persistence of the current inflationary pressures, or the resurgence of elevated levels of inflation, in the United States and our market areas, and its impact on market interest rates, the economy and credit quality;
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
•changes in tariffs and trade barriers;
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

Key Financial Highlights
Key financial results at or for the three months ended March 31, 2024 are as follows:
•Net income amounted to $8.5 million, or $0.69 per diluted common share.
•Returns on average assets and average equity were 0.75% and 10.47%, respectively.
•Net interest margin (non-GAAP) was 3.20%.
•Total loans increased 2% compared to December 31, 2023.
•Total deposits increased 3% compared to December 31, 2023.
•The Company had no brokered deposits and borrowed funds amounted to only 1.4% of total assets.
•Wealth assets under management and administration amounted to $1.37 billion and increased 4% compared to December 31, 2023.

Net income for the three months ended March 31, 2024, amounted to $8.5 million, or $0.69 per diluted common share, compared to $10.8 million, or $0.88 per diluted share, for the three months ended March 31, 2023. The decrease in net income of $2.3 million for the three months ended March 31, 2024 was attributable primarily to a decrease in net interest income of $4.8 million, partially offset by a decrease in the provision for credit losses of $2.1 million.

Total assets amounted to $4.62 billion at March 31, 2024, compared to $4.47 billion at December 31, 2023. Total loans increased $86.7 million, or 2%, compared to December 31, 2023, with growth primarily in commercial real estate loans.

Credit quality remained well-managed at March 31, 2024 with the non-performing loan to total loan ratio amounting to 0.51% compared to 0.32% at December 31, 2023. The increase in non-performing loans resulted primarily from one individually evaluated commercial construction loan which was credit downgraded and moved to non-accrual in the first quarter of 2024. The ACL for loans to total loans ratio was 1.66% at March 31, 2024 compared to 1.65% at December 31, 2023.

Deposits amounted to $4.11 billion at March 31, 2024, an increase of $128.6 million, or 3%, compared to December 31, 2023, due primarily to increases in money market and certificate of deposit balances of $66.2 million and $61.1 million, respectively.

Shareholders' equity increased $4.3 million, or 1%, during the three months ended March 31, 2024, due primarily to an increase in retained earnings of $5.6 million, partially offset by an increase in the accumulated other comprehensive loss of $2.1 million.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three-month periods indicated:

	At or for the three months ended
(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Balance Sheet Data
Total cash and cash equivalents	$147,834	$56,592	$225,421	$258,825	$215,693
Total investment securities at fair value	652,026	668,171	678,932	712,851	830,895
Total loans	3,654,322	3,567,631	3,404,014	3,345,667	3,230,156
Allowance for credit losses	(60,741)	(58,995)	(57,905)	(56,899)	(55,002)
Total assets	4,624,015	4,466,034	4,482,374	4,502,344	4,441,896
Total deposits	4,106,119	3,977,521	4,060,403	4,075,598	4,016,156
Borrowed funds	63,246	25,768	4,290	3,334	3,199
Subordinated debt	59,577	59,498	59,419	59,340	59,261
Total shareholders' equity	333,439	329,117	299,699	307,490	311,318
Total liabilities and shareholders' equity	4,624,015	4,466,034	4,482,374	4,502,344	4,441,896

Wealth Management
Wealth assets under management	$1,105,036	$1,077,761	$984,647	$1,009,386	$930,714
Wealth assets under administration	$268,074	$242,338	$211,046	$214,116	$206,569

Shareholders' Equity Ratios
Book value per common share	$26.94	$26.82	$24.45	$25.11	$25.47
Dividends paid per common share	$0.24	$0.23	$0.23	$0.23	$0.23

Regulatory Capital Ratios
Total capital to risk weighted assets	13.20%	13.12%	13.45%	13.37%	13.55%
Tier 1 capital to risk weighted assets(1)	10.43%	10.34%	10.61%	10.52%	10.64%
Tier 1 capital to average assets	8.85%	8.74%	8.59%	8.62%	8.47%

Credit Quality Data
Non-performing loans	$18,527	$11,414	$11,656	$7,647	$7,532
Non-performing loans to total loans	0.51%	0.32%	0.34%	0.23%	0.23%
Non-performing assets to total assets(2)	0.40%	0.26%	0.26%	0.17%	0.17%
ACL for loans to total loans	1.66%	1.65%	1.70%	1.70%	1.70%
Net charge-offs (recoveries)	$122	$15	$(12)	$146	$(44)

Income Statement Data
Net interest income	$35,190	$36,518	$38,502	$38,093	$39,971
Provision for credit losses	622	2,493	1,752	2,268	2,736
Total non-interest income	5,495	5,547	4,486	2,819	4,757
Total non-interest expense	28,908	28,224	28,312	25,623	28,040
Income before income taxes	11,155	11,348	12,924	13,021	13,952
Provision for income taxes	2,648	3,441	3,225	3,337	3,184
Net income	$8,507	$7,907	$9,699	$9,684	$10,768

Income Statement Ratios
Diluted earnings per common share	$0.69	$0.64	$0.79	$0.79	$0.88
Return on average total assets	0.75%	0.69%	0.85%	0.88%	0.99%
Return on average shareholders' equity	10.47%	10.21%	12.53%	12.63%	14.67%
Net interest margin (tax-equivalent)(3)	3.20%	3.29%	3.46%	3.55%	3.76%
_______________________________________________________
(1)Ratio also represents common equity tier 1 capital to risk weighted assets as of the periods presented.
(2)The Company had no OREO as of the periods presented, and therefore, non-performing loans were the only component of non-performing assets.
(3)Tax-equivalent net interest margin (non-GAAP) is net interest income adjusted for the tax-equivalent effect associated with tax-exempt loan and investment income, expressed as a percentage of average interest-earning assets.

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

See Part I, Item 1, "Business," under the "Risk Management Framework," of the Company's 2023 Annual Report on Form 10-K, for additional information on the Company's key risk mitigation strategies, and Part I, Item 1A, "Risk Factors," and Item 1C, "Cybersecurity," sections of the Company's 2023 Annual Report on Form 10-K for numerous factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2023 Annual Report on Form 10-K and in this Form 10-Q, the most significant areas in which management applies critical assumptions and estimates are: the ACL for loans and available-for-sale securities, the reserve for unfunded commitments and the impairment review of goodwill.

The Company has not materially changed its significant accounting and reporting policies from those disclosed in the Company's 2023 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (e), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations for the three months ended March 31, 2024 and March 31, 2023

Unless otherwise indicated, the reported results are for the three months ended March 31, 2024, with references to the "prior year period," being the three months ended March 31, 2023. Average yields are presented on an annualized tax-equivalent basis (non-GAAP).

Net Income
Net income for the three months ended March 31, 2024, amounted to $8.5 million, a decrease of $2.3 million, or 21%, compared to the prior year period. The components of the decrease in net income over the comparable periods are discussed below.

Net Interest Income
Net interest income for the three months ended March 31, 2024, amounted to $35.2 million, a decrease of $4.8 million, or 12%, compared to the prior year period. The decrease in net interest income during the current period was due largely to an increase in deposit interest expense of $11.3 million which was driven by an increase in the cost of funds and changes in deposit mix, partially offset by an increase in loan interest income of $9.3 million due to loan growth and higher market interest rates.

Net Interest Margin
Net interest margin was 3.20% for the three months ended March 31, 2024, compared to 3.76% for the prior year period.

Net interest margin compared to the prior year period was impacted by the following factors:
•Average other interest-earning assets decreased $112.7 million, or 57%, while the yield increased 97 basis points.
•Average investment securities decreased $173.7 million, or 19%, and the tax-equivalent yield decreased 8 basis points.
•Average loan balances increased $407.3 million, or 13%, and the tax-equivalent yield increased 44 basis points.
•Average total deposits increased $27.3 million, or 1%, and the yield increased 111 basis points.
•Average borrowed funds increased $60.4 million and the yield was 4.38%, an increase of 281 basis points from previously low levels.

The decrease in net interest margin over the respective periods was due primarily to an increase in funding costs, partially offset by increases in loan yields and other interest earning asset yields as well as loan growth. Yields on loans and other interest earning assets were positively impacted by the increases of 525 basis points in the federal funds rate from March 2022 through July 2023. Funding costs were impacted primarily by higher market interest rates, increased competition for deposits and changes in deposit mix as depositors sought higher yielding money market and certificate of deposit products.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Other interest-earning assets(1)	$(1,036)	$(1,446)	$410
Investment securities (tax-equivalent)	(1,143)	(960)	(183)
Loans and loans held for sale (tax-equivalent)	9,281	5,430	3,851
Total interest-earning assets (tax-equivalent)	7,102	3,024	4,078

Interest expense
Interest checking, savings and money market	7,251	117	7,134
CDs	4,034	1,640	2,394
Borrowed funds	682	622	60
Subordinated debt	—	5	(5)
Total interest-bearing funding	11,967	2,384	9,583
Change in net interest income (tax-equivalent)	$(4,865)	$640	$(5,505)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2024 and 2023:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2024			Three months ended March 31, 2023
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Other interest-earning assets(2)	$86,078	$1,172	5.48%	$198,741	$2,208	4.51%
Investment securities(3) (tax-equivalent)	763,692	4,157	2.18%	937,382	5,300	2.26%
Loans and loans held for sale(4) (tax-equivalent)	3,608,157	48,960	5.46%	3,200,842	39,679	5.02%
Total interest-earnings assets (tax-equivalent)	4,457,927	54,289	4.89%	4,336,965	47,187	4.40%
Other assets	91,794			86,580
Total assets	$4,549,721			$4,423,545

Liabilities and stockholders' equity:
Non-interest checking	$1,069,145	—		$1,317,534	—
Interest checking, savings and money market	2,418,947	11,356	1.89%	2,354,967	4,105	0.71%
CDs	549,097	5,916	4.33%	337,361	1,882	2.26%
Total deposits	4,037,189	17,272	1.72%	4,009,862	5,987	0.61%
Borrowed funds	63,627	694	4.38%	3,206	12	1.57%
Subordinated debt(5)	59,530	867	5.82%	59,213	867	5.85%
Total funding liabilities	4,160,346	18,833	1.82%	4,072,281	6,866	0.68%
Other liabilities	62,500			53,665
Total liabilities	4,222,846			4,125,946
Stockholders' equity	326,875			297,599
Total liabilities and stockholders' equity	$4,549,721			$4,423,545

Net interest-rate spread (tax-equivalent)			3.07%			3.72%
Net interest income (tax-equivalent)		35,456			40,321
Net interest margin (tax-equivalent)			3.20%			3.76%
Less tax-equivalent adjustment		266			350
Net interest income		$35,190			$39,971
Net interest margin			3.17%			3.73%
_______________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2024 and 2023, based on tax-equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average other interest-earning assets include interest-earning deposits with banks, federal funds sold and FHLB stock.
(3)Average investments securities are presented at average amortized cost.
(4)Average loans and loans held for sale are presented at amortized cost and include non-accrual loans.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the three months ended March 31, 2024, amounted to $622 thousand, a decrease of $2.1 million, compared to the three months ended March 31, 2023.
•The provision expense for the first quarter of 2024 resulted primarily from growth in the Company's loan portfolio and a $1.6 million increase in reserves on individually evaluated loans due primarily to the addition of one commercial construction loan which was credit downgraded, partially offset by a reduced risk of recession within the economic forecast of our ACL model and a decrease in off-balance sheet commitments.
•The ACL to loans ratio was 1.66% at March 31, 2024 compared to 1.70% at March 31, 2023.

The provision for credit losses is a significant factor in the Company's operating results. For further discussion regarding the provision for credit losses and management's assessment of the adequacy of the ACL for loans, see "Asset Quality" and "ACL for Loans" under "Financial Condition" in this Item 2, below.

Non-Interest Income
Non-interest income for the three months ended March 31, 2024, amounted to $5.5 million, an increase of $738 thousand, or 16%, compared to the three months ended March 31, 2023.
•The increase in non-interest income was due primarily to increases in gains on equity securities of $481 thousand, wealth management fees of $263 thousand and income on bank-owned life insurance of $151 thousand.

Non-Interest Expense
Non-interest expense for the three months ended March 31, 2024, amounted to $28.9 million, an increase of $868 thousand, or 3%, compared to the three months ended March 31, 2023.
•The increase in non-interest expense was due primarily to increases in salaries and benefits expense of $655 thousand and deposit insurance premiums of $184 thousand.

Income Taxes
The effective tax rate for the three months ended March 31, 2024, was 23.7%, compared to 22.8% for the three months ended March 31, 2023.

Financial Condition

Total assets amounted to $4.62 billion at March 31, 2024, compared to $4.47 billion at December 31, 2023, representing an increase of $158.0 million, or 4%. The balance sheet composition and changes since December 31, 2023, are discussed below.

Cash and cash equivalents

Cash and cash equivalents at March 31, 2024 increased $91.2 million since December 31, 2023. The increase was due primarily to increases in deposits and proceeds from borrowed funds, partially offset by loan growth. At March 31, 2024, cash and cash equivalents amounted to 3% of total assets compared to 1% at December 31, 2023.

Investments

At March 31, 2024, the fair value of the Company's investment securities portfolio amounted to $652.0 million, a decrease of $16.1 million, or 2%, since December 31, 2023. The investment securities portfolio at fair value represented 14% and 15% of total assets at March 31, 2024 and December 31, 2023, respectively. The decrease was attributable primarily to principal pay downs, calls and maturities during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company's investment securities portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the three months ended March 31, 2024, the Company had no purchases or sales of debt securities and had principal pay-downs, calls and maturities totaling $14.2 million.

Net unrealized losses on the Company's debt securities portfolio amounted to $105.6 million at March 31, 2024, compared to $102.9 million at December 31, 2023. The Company attributes the change in net unrealized losses compared to December 31, 2023 to changes in market interest rates during the period.

The mix of investment securities remained relatively unchanged at March 31, 2024 compared to December 31, 2023. The effective duration of the debt securities portfolio at March 31, 2024 was approximately 5.0 years compared to 5.1 years at December 31, 2023.

Loans

As of March 31, 2024, total loans amounted to $3.65 billion, an increase of $86.7 million, or 2%, compared to December 31, 2023. At both March 31, 2024 and December 31, 2023, total commercial loans amounted to 86% of total loans. Although the commercial loan mix has remained unchanged from December 31, 2023 to March 31, 2024, there was a slight increase in commercial real estate loans relative to total loans, while commercial and industrial declined.

The following table sets forth the loan balances by loan portfolio segment at the dates indicated and the percentage of each segment to total loans:

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate owner-occupied	$635,420	17%	$619,302	17%	$592,479	18%
Commercial real estate non owner-occupied	1,524,174	42%	1,445,435	41%	1,337,065	42%
Commercial and industrial	417,604	11%	430,749	12%	423,864	13%
Commercial construction	583,711	16%	585,113	16%	456,735	14%
Total commercial loans	3,160,909	86%	3,080,599	86%	2,810,143	87%
Residential mortgages	400,093	11%	393,142	11%	335,834	10%
Home equity	85,144	3%	85,375	3%	75,809	3%
Consumer	8,176	—%	8,515	—%	8,370	—%
Total retail loans	493,413	14%	487,032	14%	420,013	13%
Total loans	3,654,322	100%	3,567,631	100%	3,230,156	100%
Allowance for credit losses	(60,741)		(58,995)		(55,002)
Net loans	$3,593,581		$3,508,636		$3,175,154

As of or for the three months ended March 31, 2024:
•Commercial real estate owner-occupied loans increased $16.1 million, or 3%, compared to December 31, 2023.
•Commercial real estate non owner-occupied loans increased $78.7 million, or 5%, compared to December 31, 2023, primarily from the transfer of $52.7 million in construction loans to permanent commercial real estate loans and from continued customer demand and business development efforts.
•The composition of owner and non-owner occupied loans within the commercial real estate segment has remained relatively consistent compared to December 31, 2023. Commercial real estate loans collectively make up 59% of the total loan portfolio and were comprised of approximately 29% in owner occupied loans and 71% in non-owner occupied loans.
◦The collateral composition of the commercial real estate non-owner occupied segment has remained relatively consistent compared to December 31, 2023.
◦Non-owner occupied commercial real estate loans were comprised of approximately 45% residential (multi-family and 1-4 family), 12% retail, 11% office and 10% in industrial warehouse. All other collateral categories fell below 10% of total non-owner occupied commercial real estate loans.
◦Non-owner occupied commercial real estate secured by retail amounted to 5% of total loans and consisted primarily of local strip-mall plazas and not large shopping centers or mall complexes.
◦Non-owner occupied commercial real estate secured by office buildings amounted to 5% of total loans and were located mainly in suburban areas and were modest in physical size.
•Commercial and industrial loans decreased $13.1 million, or 3%, compared to December 31, 2023.
•Commercial construction loans decreased $1.4 million since December 31, 2023 due to continued growth driven primarily by residential development projects to meet the strong demand in our market area, partially offset by the transfer of construction loans to the permanent commercial real estate segment as noted above.

◦The collateral composition of the commercial construction segment has remained relatively consistent compared to December 31, 2023.
◦Commercial construction loans were comprised of approximately 24% multi-family, 19% residential condominiums, 14% land approved for development, 12% single residential lots and 10% commercial buildings. All other collateral categories fell below 10% of total commercial construction loans.

At March 31, 2024, commercial loan balances participated out to various banks amounted to $68.7 million, compared to $69.8 million at December 31, 2023. These commercial loan balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $138.1 million and $126.6 million at March 31, 2024 and December 31, 2023, respectively. See Note 3, "Loans," to the Company's unaudited consolidated interim financial statements contained in Item 1 of this Form 10-Q, above, for information on loans serviced for others and loans pledged as collateral.

Asset Quality

The following table sets forth information regarding the Company's loan portfolio asset quality at the dates indicated:

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Total adversely classified loans	$50,465	$56,650	$46,390
Performing adversely classified loans	32,038	45,266	38,890

Non-performing adversely classified summary:
Commercial real estate owner-occupied	$2,696	$2,683	$2,126
Commercial real estate non owner-occupied	2,651	2,686	2,800
Commercial and industrial	3,880	4,262	673
Commercial construction	7,906	—	—
Residential mortgages	1,292	1,526	1,565
Home equity	102	257	368
Total non-performing adversely classified loans	$18,527	$11,414	$7,532

Total loans	$3,654,322	$3,567,631	$3,230,156
Loans 60-89 days past due and still accruing to total loans	0.06%	—%	0.03%
Non-performing loans to total loans	0.51%	0.32%	0.23%
Non-performing assets to total assets	0.40%	0.26%	0.17%
Allowance for credit losses for loans	$60,741	$58,995	$55,002
Allowance for credit losses for loans to non-performing loans	327.85%	516.87%	730.24%
Allowance for credit losses for loans to total loans	1.66%	1.65%	1.70%

Non-accrual loans that were not adversely classified amounted to $100 thousand, $30 thousand and $32 thousand at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

The increase in non-accrual loans from December 31, 2023 to March 31, 2024 was attributable primarily to one commercial construction loan that was credit downgraded and added to non-accrual. At March 31, 2024 the loan was individually evaluated and had a specific reserve of $1.6 million.

The Company had no OREO at March 31, 2024, December 31, 2023 or March 31, 2023, and therefore non-performing loans were the only component of non-performing assets.

ACL for Loans

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure as described in the 2023 Annual Report on Form 10-K.

The estimate of credit loss incorporates management judgements and assumptions including the estimated life of the loans, adjustments for current conditions and reasonable and supportable economic forecasts. Management periodically reviews and updates its assumptions based on changing circumstances.

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, above, for further information regarding credit quality and the ACL under the CECL methodology.

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

ACL for loans activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the three month periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Provision for credit losses on loans	$1,868	$2,318
Provision for unfunded commitments	(1,246)	418
Total provision for credit losses	$622	$2,736

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Balance at beginning of year	$58,995	$52,640

Provision for credit losses for loans	1,868	2,318

Recoveries of charged-off loans:
Commercial real estate owner-occupied	—	—
Commercial real estate non owner-occupied	—	—
Commercial and industrial	68	127
Commercial construction	—	—
Residential mortgages	—	—
Home equity	2	3
Consumer	2	3
Total recovered	72	133

Charged-off loans:
Commercial real estate owner-occupied	—	—
Commercial real estate non owner-occupied	—	—
Commercial and industrial	185	83
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	9	6
Total charged-off	194	89

Net loans charged-off (recovered)	122	(44)
Ending balance	$60,741	$55,002
Annualized net loans charged-off (recovered) to average loans outstanding	0.01%	(0.01)%

See Note 4, "ACL for Loans," to the Company's unaudited consolidated interim financial statements, contained in Item 1 in this Form 10-Q, above, for further information regarding the ACL for loans and credit quality.
Reserve for unfunded commitments

The reserve for unfunded commitments is classified within "Other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates the same loss factors as on-balance sheet loans with added assumptions for both the likelihood and amount of funding over the estimated life of the non-cancellable commitments.

The Company's reserve for unfunded commitments amounted to $5.9 million as of March 31, 2024 and $7.1 million at December 31, 2023. The provision for unfunded commitments for the three months ended March 31, 2024 amounted to a benefit of $1.2 million compared to a provision of $418 thousand for the three months ended March 31, 2023. The decreases in the reserve and provision for unfunded commitments resulted primarily from a decrease in the Company's off-balance sheet commercial construction commitments during the three months ended March 31, 2024.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of March 31, 2024.

Deposits

As of March 31, 2024, total deposits amounted to $4.11 billion, an increase of $128.6 million, or 3%, since December 31, 2023. The increase was driven primarily by increases in money market and savings account balances of $53.8 million, or 3%, and CD account balances of $61.1 million, or 12%, as customers sought higher yielding deposit products.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits:

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Checking	$1,781,427	44%	$1,767,736	45%	$1,888,447	47%
Money markets and savings	1,742,550	42%	1,688,709	42%	1,752,648	44%
CDs	582,142	14%	521,076	13%	375,061	9%
Deposits	$4,106,119	100%	$3,977,521	100%	$4,016,156	100%

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal enhanced insurance products were $864.1 million and $835.0 million, at March 31, 2024 and December 31, 2023, respectively. The increase in balance reflects primarily an increase in customer demand for enhanced insurance products.

As of March 31, 2024, uninsured deposits amounted to 34% of total deposits. Additional capacity to utilize enhanced FDIC insured products noted in the preceding paragraph exceeds the Company's total deposits balance at March 31, 2024.

Borrowed Funds

The Company had borrowed funds outstanding of $63.2 million at March 31, 2024, compared to $25.8 million at December 31, 2023. Borrowings were primarily comprised of $54.8 million in advances from the FRB's BTFP. The remaining balance consisted of term advances related to specific lending projects funded under community development programs through the FHLB and NH BFA.

See also "Liquidity," below, for additional information on borrowing capacity.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.6 million at March 31, 2024, compared to $59.5 million at December 31, 2023.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 in this Form 10-Q, above, for further information regarding the Company's subordinated debt.

Shareholders' Equity

Total shareholders' equity amounted to $333.4 million at March 31, 2024, compared to $329.1 million at December 31, 2023, an increase of $4.3 million, or 1%. The increase was due primarily to an increase in retained earnings of $5.6 million, partially offset by an increase in the accumulated other comprehensive loss of $2.1 million.

For the three months ended March 31, 2024 and March 31, 2023, the Company declared cash dividends of $2.9 million and $2.8 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 14,496 shares and 10,395 shares, totaling $398 thousand and $370 thousand, respectively.

On April 16, 2024, the Company announced a quarterly dividend of $0.24 per share to be paid on June 3, 2024 to shareholders of record as of the close of business on May 13, 2024.

Derivatives and Hedging

Derivatives designated as hedging instruments

As of March 31, 2024, the Company had three pay fixed, receive float, interest rate swap agreements all with a 2-year term. Under these interest rate swap agreements, the Company pays a weighted average fixed interest rate of 4.68% and receives the Secured Overnight Financing Rate. The notional value of interest rate swap agreements designated as fair value hedges amounted to $100.0 million at March 31, 2024 and December 31, 2023. The fair value of these interest rate swap agreements, carried on the Company's Consolidated Balance Sheets as an asset was $22 thousand at March 31, 2024, compared to a liability of $760 thousand at December 31, 2023.

Derivatives not subject to hedge accounting

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $7.5 million at both March 31, 2024 and December 31, 2023. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $751 thousand at March 31, 2024 compared to $630 thousand at December 31, 2023.

Risk Participation Agreements

The notional value of RPAs sold amounted to $46.8 million at March 31, 2024 and $46.9 million at December 31, 2023. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $44 thousand at March 31, 2024 and $65 thousand at December 31, 2023.

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

At March 31, 2024, the Bank had the capacity to borrow additional funds from the FHLB and FRB of up to approximately $860.0 million and $305.0 million, respectively.

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

The Company's total capital and tier 1 capital to risk weighted assets amounted to 13.20% and 10.43%, respectively, at March 31, 2024, compared to 13.12% and 10.34%, respectively, at December 31, 2023. Tier 1 capital to average assets amounted to 8.85% at March 31, 2024, compared to 8.74% at December 31, 2023.

The increase in capital ratios compared to December 31, 2023 was driven primarily by the increase in retained earnings noted above which outweighed the increases in risk-weighted assets and average assets compared to the respective period. The increase in risk-weighted assets was partially offset by a reduction in unfunded commitments during the quarter.

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

Wealth assets under management and wealth assets under administration amounted to $1.11 billion and $268.1 million, respectively, at March 31, 2024, representing increases of $27.3 million, or 3%, and $25.7 million, or 11%, respectively, compared to December 31, 2023. The increase in assets under administration resulted from an increase in market values as well as net asset growth.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2023 Annual Report on Form 10-K for further information on the Company's net interest income and net interest margin sensitivity under different interest rate and yield curve scenarios as well as different asset and liability mix scenarios.

The table below summarizes the results at March 31, 2024 and December 31, 2023 and compares the percent change in net interest income to the rates unchanged scenario, assuming a static balance sheet for a 24-month period with interest rates ramped over 24 months for non-maturity deposits and 12 months for all other interest-earning assets and interest-bearing liabilities.

•In the 200 and 400 basis point increasing interest rate scenarios, the percent decrease in net interest income was higher compared to the results at December 31, 2023 primarily due to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity.
•In the 200 basis point decreasing interest rate scenario, net interest income was projected to increase in the first 24 months compared to a decrease at December 31, 2023 primarily due to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity, which allowed for a higher level of rate declines in the 200 basis point declining rate scenario, and improved net interest income sensitivity results.

(Dollars in thousands, except for percentage data)	March 31, 2024	December 31, 2023
Changes in interest rates	Percentage Change	Percentage Change
Rates rise 400 basis points	(4.21)%	(3.11)%
Rates rise 200 basis points	(2.33)%	1.60%
Rates unchanged	—%	—%
Rates decline 200 basis points	0.24%	0.54%

The results in the table above are subject to various assumptions as reported in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2023 Annual Report on Form 10-K. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2024) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A -Risk Factors

Management believes that there have been no material changes in the Company's risk factors as reported in the 2023 Annual Report on Form 10-K. However, if the United States or the markets in which we operate encounter sustained economic stress or recession, many of the risk factors identified in the Company's 2023 Annual Report on Form 10-K could become heightened and such effects could have a material adverse impact on the Company in a number of ways related to key risk areas including Economic & Financial Markets, Liquidity, Credit and Collateral, Capital and Operations, among others.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2024:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	3,575	$29.96	—	—
February	—	—	—	—
March	5,380	$25.25	—	—
________________________________
(1)Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

Item 3 -Defaults upon Senior Securities

Not Applicable.
Item 4 -Mine Safety Disclosures

Not Applicable.

Item 5 -Other Information

During the three months ended March 31, 2024, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1    Enterprise Bank 2024 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 22, 2024 (File No. 001-33912).

10.2    Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2024 Addendum, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 22, 2024 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 7, 2024	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer