Form 10-Q
period 2024-06-30
ENTERPRISE BANCORP INC /MA/
filed 2024-08-06
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
     ☐ Yes ☒ No

As of July 31, 2024, there were 12,424,254 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations defined in the table below are provided to aid the reader when reviewing this Quarterly Report on Form 10-Q for the three months ended June 30, 2024:

Acronym	Description
ACL:	Allowance for credit losses
AOCI:	Accumulated other comprehensive income
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
BTFP:	Bank Term Funding Program
CD:	Certificate of deposit
CDE:	Community Development Entities
CECL:	Current expected credit loss
CMO:	Collateralized mortgage obligations
FASB:	Financial Accounting Standards Board
FDIC:	Federal Deposit Insurance Corporation
FHLB:	Federal Home Loan Bank of Boston
FRB:	Federal Reserve Bank of Boston
GAAP:	Generally Accepted Accounting Principles
MBS:	Mortgage-backed securities
Net interest margin:	Tax-equivalent net interest margin
NH BFA:	New Hampshire Business Finance Authority
OREO:	Other real estate owned
ROU:	Right-of-use
RPA:	Risk participation agreement
SBA:	Small Business Administration
SEC:	U.S. Securities and Exchange Commission
Treasury:	U.S. Department of the Treasury
U.S.:	United States

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$48,352	$37,443
Interest-earning deposits with banks	151,367	19,149
Total cash and cash equivalents	199,719	56,592
Investments:
Debt securities at fair value (amortized cost of $734,523 and $763,981, respectively)	628,314	661,113
Equity securities at fair value	8,524	7,058
Total investment securities at fair value	636,838	668,171
Federal Home Loan Bank stock	2,482	2,402
Loans held for sale	—	200
Loans:
Total loans	3,768,649	3,567,631
Allowance for credit losses	(61,999)	(58,995)
Net loans	3,706,650	3,508,636
Premises and equipment, net	44,209	44,931
Lease right-of-use asset	24,469	24,820
Accrued interest receivable	20,343	19,233
Deferred income taxes, net	48,619	49,166
Bank-owned life insurance	66,381	65,455
Prepaid income taxes	4,806	1,589
Prepaid expenses and other assets	13,509	19,183
Goodwill	5,656	5,656
Total assets	$4,773,681	$4,466,034
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,248,801	$3,977,521
Borrowed funds	61,785	25,768
Subordinated debt	59,657	59,498
Lease liability	24,157	24,441
Accrued expenses and other liabilities	30,546	45,011
Accrued interest payable	8,294	4,678
Total liabilities	4,433,240	4,136,917
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,424,407 and 12,272,674 shares issued and outstanding, respectively	124	123
Additional paid-in capital	109,137	107,377
Retained earnings	313,486	301,380
Accumulated other comprehensive loss	(82,306)	(79,763)
Total shareholders' equity	340,441	329,117
Total liabilities and shareholders' equity	$4,773,681	$4,466,034
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Other interest-earning assets	$1,697	$1,917	$2,869	$4,125
Investment securities	3,943	4,967	7,977	10,040
Loans and loans held for sale	51,224	41,798	100,041	81,354
Total interest and dividend income	56,864	48,682	110,887	95,519
Interest expense:
Deposits	19,172	9,692	36,444	15,679
Borrowed funds	664	30	1,358	42
Subordinated debt	867	867	1,734	1,734
Total interest expense	20,703	10,589	39,536	17,455
Net interest income	36,161	38,093	71,351	78,064
Provision for credit losses	137	2,268	759	5,004
Net interest income after provision for credit losses	36,024	35,825	70,592	73,060
Non-interest income:
Wealth management fees	1,970	1,673	3,820	3,260
Deposit and interchange fees	2,284	2,295	4,353	4,343
Income on bank-owned life insurance, net	503	316	961	623
Net losses on sales of debt securities	—	(2,419)	—	(2,419)
Net gains on sales of loans	44	6	66	20
Net gains on equity securities	101	189	566	173
Other income	726	759	1,357	1,576
Total non-interest income	5,628	2,819	11,123	7,576
Non-interest expense:
Salaries and employee benefits	19,675	16,135	38,851	34,656
Occupancy and equipment expenses	2,406	2,505	4,865	5,006
Technology and telecommunications expenses	2,658	2,636	5,403	5,311
Advertising and public relations expenses	674	804	1,417	1,485
Audit, legal and other professional fees	711	782	1,445	1,422
Deposit insurance premiums	862	615	1,721	1,290
Supplies and postage expenses	240	247	477	502
Other operating expenses	1,803	1,899	3,758	3,991
Total non-interest expense	29,029	25,623	57,937	53,663
Income before income taxes	12,623	13,021	23,778	26,973
Provision for income taxes	3,111	3,337	5,759	6,521
Net income	$9,512	$9,684	$18,019	$20,452

Basic earnings per share	$0.77	$0.79	$1.46	$1.68
Diluted earnings per share	$0.77	$0.79	$1.46	$1.67

Basic weighted average common shares outstanding	12,389,917	12,228,081	12,341,630	12,191,857
Diluted weighted average common shares outstanding	12,394,463	12,244,863	12,349,573	12,218,735
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$9,512	$9,684	$18,019	$20,452
Other comprehensive (loss) income, net of tax
Net change in fair value of debt securities	(432)	(11,634)	(2,543)	8,614
Total other comprehensive (loss) income, net of tax	(432)	(11,634)	(2,543)	8,614
Total comprehensive income (loss), net	$9,080	$(1,950)	$15,476	$29,066

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2024	12,376,562	$124	$108,246	$306,943	$(81,874)	$333,439
Net income				9,512		9,512
Other comprehensive loss, net					(432)	(432)
Common stock dividend declared ($0.24 per share)				(2,969)		(2,969)
Common stock issued under dividend reinvestment plan	16,500	—	408			408
Common stock issued, other	574	—	15			15
Stock-based compensation, net	32,557	—	514			514
Net settlement for employee taxes on restricted stock and options	(1,938)	—	(48)			(48)
Stock options exercised, net	152	—	2			2
Balance at June 30, 2024	12,424,407	$124	$109,137	$313,486	$(82,306)	$340,441

Balance at March 31, 2023	12,222,717	$122	$104,621	$282,534	$(75,959)	$311,318
Net income				9,684		9,684
Other comprehensive loss, net					(11,634)	(11,634)
Common stock dividend declared ($0.23 per share)				(2,809)		(2,809)
Common stock issued under dividend reinvestment plan	13,824	—	376			376
Common stock issued, other	524	—	17			17
Stock-based compensation, net	8,638	—	571			571
Net settlement for employee taxes on restricted stock and options	(1,650)	—	(47)			(47)
Stock options exercised, net	680	—	14			14
Balance at June 30, 2023	12,244,733	$122	$105,552	$289,409	$(87,593)	$307,490

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	12,272,674	$123	$107,377	$301,380	$(79,763)	$329,117
Net income				18,019		18,019
Other comprehensive loss, net					(2,543)	(2,543)
Common stock dividends declared ($0.48 per share)				(5,913)		(5,913)
Common stock issued under dividend reinvestment plan	30,996	—	806			806
Common stock issued, other	629	—	17			17
Stock-based compensation, net	123,520	1	1,174			1,175
Net settlement for employee taxes on restricted stock and options	(10,893)	—	(331)			(331)
Stock options exercised, net	7,481	—	94			94
Balance at June 30, 2024	12,424,407	$124	$109,137	$313,486	$(82,306)	$340,441

Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				20,452		20,452
Other comprehensive income, net					8,614	8,614
Common stock dividends declared ($0.46 per share)				(5,603)		(5,603)
Common stock issued under dividend reinvestment plan	24,219	—	746			746
Common stock issued, other	731	—	24			24
Stock-based compensation, net	79,581	1	1,281			1,282
Net settlement for employee taxes on restricted stock and options	(7,604)	—	(395)			(395)
Stock options exercised, net	14,290	—	103			103
Balance at June 30, 2023	12,244,733	$122	$105,552	$289,409	$(87,593)	$307,490
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$18,019	$20,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	759	5,004
Depreciation and amortization	2,922	3,280
Stock-based compensation expense	1,069	1,151
Income on bank-owned life insurance, net	(961)	(623)
Net losses on sales of debt securities	—	2,419
Mortgage loans originated for sale	(2,872)	(1,188)
Proceeds from mortgage loans sold	3,138	1,208
Net gains on sales of loans	(66)	(20)
Net gains on equity securities	(566)	(173)
Changes in:
Net decrease (increase) in other assets	2,886	(22,102)
Net decrease in other liabilities	(8,439)	(1,338)
Net cash provided by operating activities	15,889	8,070
Cash flows from investing activities:
Proceeds from sales of debt securities	—	84,779
Proceeds from maturities, calls and pay-downs of debt securities	29,058	32,428
Net purchases of equity securities	(900)	(1,456)
Net purchases of FHLB capital stock	(80)	(61)
Net increase in loans	(201,010)	(165,251)
Additions to premises and equipment, net	(1,800)	(2,058)
Net cash used in investing activities	(174,732)	(51,619)
Cash flows from financing activities:
Net increase in deposits	271,280	39,792
Advancements from long-term borrowings	38,572	463
Repayments of long-term borrowings	(2,555)	(345)
Cash dividends paid, net of dividend reinvestment plan	(5,107)	(4,857)
Proceeds from issuance of common stock	17	24
Net settlement for employee taxes on restricted stock and options	(331)	(395)
Net proceeds from stock option exercises	94	103
Net cash provided by financing activities	301,970	34,785

Net increase (decrease) in cash and cash equivalents	143,127	(8,764)
Cash and cash equivalents at beginning of period	56,592	267,589
Cash and cash equivalents at end of period	$199,719	$258,825
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2023 audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K") as filed with the SEC on March 8, 2024. The Company has not materially changed its significant accounting policies from those disclosed in its 2024 Annual Report on Form 10-K. See Item (b), "Recent Accounting Pronouncements," below in this Note 1.

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

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this "Form 10-Q"), have been prepared in accordance with U.S. GAAP for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

(b) Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements — Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 — Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.

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

(c) Subsequent Events

The Company has evaluated subsequent events and transactions from June 30, 2024 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

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
(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,001	$—	$13	$4,988
U.S. Treasury securities	13,997	—	954	13,043
Federal agency CMO	374,678	—	64,206	310,472
Federal agency MBS	21,250	—	3,255	17,995
Taxable municipal securities	262,073	24	35,659	226,438
Tax-exempt municipal securities	42,098	2	646	41,454
Corporate bonds	3,466	—	109	3,357
Subordinated corporate bonds	11,960	—	1,393	10,567
Total debt securities, at fair value	$734,523	$26	$106,235	$628,314

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,006	$—	$28	$4,978
U.S. Treasury securities	16,993	—	1,068	15,925
Federal agency CMO	396,665	33	61,947	334,751
Federal agency MBS	21,586	31	2,805	18,812
Taxable municipal securities	262,168	34	35,225	226,977
Tax-exempt municipal securities	45,548	156	285	45,419
Corporate bonds	4,058	—	92	3,966
Subordinated corporate bonds	11,957	—	1,672	10,285
Total debt securities, at fair value	$763,981	$254	$103,122	$661,113
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $3.0 million at June 30, 2024 and $3.1 million at December 31, 2023.

At June 30, 2024, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were attributable to significant increases in market interest rates. Management concluded that no ACL for available-for-sale securities was necessary as of June 30, 2024 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$—	$—	$4,988	$13	$4,988	$13	1
U.S. Treasury securities	—	—	13,043	954	13,043	954	3
Federal agency CMO	13,194	209	297,278	63,997	310,472	64,206	86
Federal agency MBS	1,640	16	16,355	3,239	17,995	3,255	11
Taxable municipal securities	1,989	321	223,425	35,338	225,414	35,659	251
Tax-exempt municipal securities	19,151	168	19,661	478	38,812	646	80
Corporate bonds	—	—	3,357	109	3,357	109	15
Subordinated corporate bonds	—	—	10,567	1,393	10,567	1,393	6
Total	$35,974	$714	$588,674	$105,521	$624,648	$106,235	453

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,978	$28	$—	$—	$4,978	$28	1
U.S. Treasury securities	—	—	15,925	1,068	15,925	1,068	4
Federal agency CMO	8,810	18	311,221	61,929	320,031	61,947	86
Federal agency MBS	—	—	17,114	2,805	17,114	2,805	10
Taxable municipal securities	1,993	316	223,949	34,909	225,942	35,225	251
Tax-exempt municipal securities	11,890	55	10,519	230	22,409	285	53
Corporate bonds	—	—	3,966	92	3,966	92	18
Subordinated corporate bonds	—	—	10,285	1,672	10,285	1,672	6
Total	$27,671	$417	$592,979	$102,705	$620,650	$103,122	429

The contractual maturity distribution at June 30, 2024 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$25,452	$25,289
Due after one, but within five years	94,887	89,174
Due after five, but within ten years	239,770	205,832
Due after ten years	374,414	308,019
Total debt securities	$734,523	$628,314

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $131.5 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $617.7 million and $650.8 million at June 30, 2024 and December 31, 2023, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
During the three and six months ended June 30, 2024, the Company had no sales of debt securities. Sales of debt securities for the three and six months ended June 30, 2023 are summarized as follows:

(Dollars in thousands)	Three months ended June 30, 2023	Six months ended June 30, 2023
Amortized cost of debt securities sold (1)	$87,198	$87,198
Gross realized gains on sales	—	—
Gross realized losses on sales	(2,419)	(2,419)
Total proceeds from sales of debt securities	$84,779	$84,779
________________________________________
(1)     Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

At June 30, 2024 the Company held equity securities with a fair value of $8.5 million, which consisted of $5.3 million in management directed investments and $3.2 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

At December 31, 2023, the Company held equity securities with a fair value of $7.1 million, which consisted of $4.4 million in management directed investments and $2.7 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Net gains and losses recognized on equity securities for the three and six months ended June 30, 2024 and June 30, 2023 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net gains recognized during the period on equity securities	$101	$189	$566	$173
Less: Net (losses) gains recognized on equity securities sold during the period	—	(29)	1	(29)
Unrealized gains recognized during the reporting period on equity securities still held at the end of the period	$101	$218	$565	$202

(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial real estate owner-occupied	$660,478	$619,302
Commercial real estate non owner-occupied	1,544,386	1,445,435
Commercial and industrial	426,976	430,749
Commercial construction	622,094	585,113
Total commercial loans	3,253,934	3,080,599

Residential mortgages	413,323	393,142
Home equity loans and lines	93,220	85,375
Consumer	8,172	8,515
Total retail loans	514,715	487,032
Total loans	3,768,649	3,567,631

ACL for loans	(61,999)	(58,995)
Net loans	$3,706,650	$3,508,636

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $4.4 million at June 30, 2024 and $5.4 million at December 31, 2023.

Accrued interest receivable on loans amounted to $17.3 million and $16.1 million at June 30, 2024 and December 31, 2023, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $148.1 million at June 30, 2024 and $126.6 million at December 31, 2023.

Loans serviced for others

The Company was servicing residential mortgage loans owned by investors amounting to $7.4 million and $7.7 million at June 30, 2024 and December 31, 2023, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $73.0 million and $69.8 million at June 30, 2024 and December 31, 2023, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial real estate	$444,578	$495,831
Residential mortgages	386,818	369,062
Home equity	35,789	35,540
Total loans pledged to FHLB	$867,185	$900,433

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

The credit risk management function of the Company evaluates a wide variety of factors, as early detection of credit issues is critical to minimizing credit losses. Accordingly, management regularly monitors internal credit quality indicators such as, the risk classification of loans, past due and non-accrual loans, individually evaluated loans, loan modifications, and the level of foreclosure activity, among other items. These credit quality indicators are outlined below.

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
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at June 30, 2024
	Term Loans by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$28,029	$89,019	$97,318	$87,111	$51,142	$289,144	$4,772	$—	$646,535
Special mention	—	31	—	—	—	7,009	—	—	7,040
Substandard	—	—	1,273	433	—	5,197	—	—	6,903
Total commercial real estate owner-occupied	28,029	89,050	98,591	87,544	51,142	301,350	4,772	—	660,478

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	61,471	142,258	298,913	296,863	158,719	545,481	21,969	—	1,525,674
Special mention	—	—	15,631	—	—	649	—	—	16,280
Substandard	—	—	—	769	—	1,663	—	—	2,432
Total commercial real estate non owner-occupied	61,471	142,258	314,544	297,632	158,719	547,793	21,969	—	1,544,386

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	39,119	68,173	47,024	38,592	20,631	57,364	148,091	1,198	420,192
Special mention	—	—	—	—	239	376	2,233	18	2,866
Substandard	—	34	3,250	12	—	153	468	—	3,917
Doubtful	1	—	—	—	—	—	—	—	1
Total commercial and industrial	39,120	68,207	50,274	38,604	20,870	57,893	150,792	1,216	426,976

Current period charge-offs	10	10	—	13	—	178	—	—	211

Commercial construction
Pass	54,801	247,524	143,564	106,009	10,500	20,462	31,328	—	614,188
Substandard	—	—	7,906	—	—	—	—	—	7,906
Total commercial construction	54,801	247,524	151,470	106,009	10,500	20,462	31,328	—	622,094

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	31,315	83,436	104,931	67,119	45,691	79,243	—	—	411,735
Special mention	—	—	—	—	—	106	—	—	106
Substandard	—	—	—	233	—	1,249	—	—	1,482
Total residential mortgages	31,315	83,436	104,931	67,352	45,691	80,598	—	—	413,323

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	507	459	768	522	439	2,303	87,377	699	93,074
Special mention	—	—	—	—	—	8	—	50	58
Substandard	—	—	23	—	—	65	—	—	88
Total home equity	507	459	791	522	439	2,376	87,377	749	93,220

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	1,764	2,480	1,445	1,168	601	714	—	—	8,172
Total consumer	1,764	2,480	1,445	1,168	601	714	—	—	8,172

Current period charge-offs	25	3	—	—	—	—	—	—	28

Total loans	$217,007	$633,414	$722,046	$598,831	$287,962	$1,011,186	$296,238	$1,965	$3,768,649

Total current period charge-offs	$35	$13	$—	$13	$—	$178	$—	$—	$239

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
	Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$82,500	$83,366	$88,178	$52,891	$51,379	$242,518	$2,169	$—	$603,001
Special mention	31	—	—	—	489	6,971	—	—	7,491
Substandard	—	1,311	270	—	—	7,229	—	—	8,810
Total commercial real estate	82,531	84,677	88,448	52,891	51,868	256,718	2,169	—	619,302

Current period charge-offs owner-occupied	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	133,179	288,240	278,833	148,730	165,676	398,516	9,961	107	1,423,242
Special mention	—	15,782	—	—	—	2,977	—	—	18,759
Substandard	—	—	361	—	969	1,654	—	450	3,434
Total commercial real estate non owner-occupied	133,179	304,022	279,194	148,730	166,645	403,147	9,961	557	1,445,435

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	73,608	51,990	45,278	24,778	23,724	44,609	156,465	3,402	423,854
Special mention	—	—	—	70	215	201	2,227	223	2,936
Substandard	—	—	18	—	1	209	316	3,415	3,959
Total commercial and industrial	73,608	51,990	45,296	24,848	23,940	45,019	159,008	7,040	430,749

Current period charge-offs	15	248	—	—	67	266	—	—	596

Commercial construction
Pass	192,462	164,313	143,203	22,017	16,247	10,532	27,261	—	576,035
Special mention	—	7,905	—	—	1,173	—	—	—	9,078
Total commercial construction	192,462	172,218	143,203	22,017	17,420	10,532	27,261	—	585,113

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	82,848	107,222	69,979	46,674	19,205	65,311	—	—	391,239
Special mention	—	—	—	—	—	109	—	—	109
Substandard	—	—	236	—	1,055	503	—	—	1,794
Total residential mortgages	82,848	107,222	70,215	46,674	20,260	65,923	—	—	393,142

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	1,203	775	561	444	317	1,738	79,421	636	85,095
Substandard	—	—	—	—	—	72	—	208	280
Total home equity	1,203	775	561	444	317	1,810	79,421	844	85,375

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	3,705	1,652	1,371	722	623	442	—	—	8,515
Total consumer	3,705	1,652	1,371	722	623	442	—	—	8,515

Current period charge-offs	35	—	—	—	—	1	—	—	36

Total loans	$569,536	$722,556	$628,288	$296,326	$281,073	$783,591	$277,820	$8,441	$3,567,631

Total current period charge-offs	$50	$248	$—	$—	$67	$267	$—	$—	$632
The total amortized cost basis of adversely classified loans amounted to $49.1 million, or 1.30% of total loans, at June 30, 2024, and $56.7 million, or 1.59% of total loans, at December 31, 2023.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$974	$—	$192	$1,166	$659,312	$660,478
Commercial real estate non owner-occupied	6,011	384	1,251	7,646	1,536,740	1,544,386
Commercial and industrial	642	460	3,326	4,428	422,548	426,976
Commercial construction	1,853	—	7,906	9,759	612,335	622,094
Residential mortgages	4,463	—	1,209	5,672	407,651	413,323
Home equity	48	50	—	98	93,122	93,220
Consumer	6	—	—	6	8,166	8,172
Total loans	$13,997	$894	$13,884	$28,775	$3,739,874	$3,768,649

	Balance at December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$459	$270	$212	$941	$618,361	$619,302
Commercial real estate non owner-occupied	722	504	1,122	2,348	1,443,087	1,445,435
Commercial and industrial	660	64	—	724	430,025	430,749
Commercial construction	—	—	—	—	585,113	585,113
Residential mortgages	1,265	—	1,277	2,542	390,600	393,142
Home equity	53	—	97	150	85,225	85,375
Consumer	25	2	—	27	8,488	8,515
Total loans	$3,184	$840	$2,708	$6,732	$3,560,899	$3,567,631
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At June 30, 2024 and December 31, 2023, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at June 30, 2024
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,376	$2,376	$—	$—
Commercial real estate non owner-occupied	2,432	1,479	953	214
Commercial and industrial	3,703	289	3,414	3,031
Commercial construction	7,906	—	7,906	2,550
Residential mortgages	1,249	1,249	—	—
Home equity	65	65	—	—
Consumer	—	—	—	—
Total loans	$17,731	$5,458	$12,273	$5,795

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,683	$2,683	$—	$—
Commercial real estate non owner-occupied	2,686	1,717	969	229
Commercial and industrial	4,262	736	3,526	2,658
Commercial construction	—	—	—	—
Residential mortgages	1,526	1,526	—	—
Home equity	257	257	—	—
Consumer	—	—	—	—
Total loans	$11,414	$6,919	$4,495	$2,887

The ratio of non-accrual loans to total loans amounted to 0.47% and 0.32% at June 30, 2024 and December 31, 2023, respectively. The increase in non-accrual loans from December 31, 2023 to June 30, 2024 was due primarily to one commercial construction loan that was deemed collateral dependent and added to non-accrual.

At June 30, 2024 and December 31, 2023, additional funding commitments for non-accrual loans were immaterial.

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $19.5 million at June 30, 2024 compared to $13.7 million at December 31, 2023. Total accruing collateral dependent loans amounted to $1.9 million while non-accrual collateral dependent loans amounted to $17.6 million as of June 30, 2024. As of December 31, 2023, total accruing collateral dependent loans amounted to $2.4 million, while non-accrual collateral dependent loans amounted to $11.3 million.

The following tables present the recorded investment in collateral dependent loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at June 30, 2024
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$4,219	$3,706	$3,706	$—	$—
Commercial real estate non owner-occupied	3,403	2,432	1,479	953	214
Commercial and industrial	5,026	3,764	500	3,264	2,923
Commercial construction	7,938	7,906	—	7,906	2,550
Residential mortgages	1,676	1,587	1,587	—	—
Home equity	120	88	88	—	—
Consumer	—	—	—	—	—
Total	$22,382	$19,483	$7,360	$12,123	$5,687

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$4,641	$4,165	$4,165	$—	$—
Commercial real estate non owner-occupied	4,062	2,983	2,015	968	229
Commercial and industrial	6,804	4,332	950	3,382	2,526
Commercial construction	—	—	—	—	—
Residential mortgages	2,117	1,902	1,902	—	—
Home equity	359	281	281	—	—
Consumer	—	—	—	—	—
Total	$17,983	$13,663	$9,313	$4,350	$2,755

At June 30, 2024 and December 31, 2023, additional funding commitments for collateral dependent loans were immaterial.

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

During the three and six months ended June 30, 2024, there were no loan modifications made to borrowers experiencing financial difficulty.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Three months ended
	June 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Total Loan Class
Residential mortgages	$33	0.01%
Home equity loans and lines	421	0.57%
Total	$454	0.01%

	Six months ended
	June 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Total Loan Class
Commercial real estate owner-occupied	$276	0.04%
Commercial and industrial	37	0.01%
Residential mortgages	33	0.01%
Home equity loans and lines	421	0.57%
Total	$767	0.02%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

Three months ended
June 30, 2023
Weighted Average Payment Deferrals
Commercial and industrial	0.5 years
Residential mortgages	0.5 years

Six months ended
June 30, 2023
Weighted Average Payment Deferrals
Commercial real estate owner-occupied	0.5 years
Commercial and industrial	0.5 years
Residential mortgages	0.5 years
Home equity loans and lines	0.5 years

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance status of loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, at the period indicated.

Balance at June 30, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate owner-occupied	$—	$—	$—	$—	$—
Commercial real estate non owner-occupied	—	—	—	—	—
Commercial and industrial	—	—	—	84	84
Commercial construction	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$—	$84	$84

	Balance at June 30, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate owner-occupied	$395	$—	$—	$—	$—
Commercial real estate non owner-occupied	—	—	—	—	—
Commercial and industrial	236	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgages	33	—	—	—	—
Home equity	421	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,085	$—	$—	$—	$—

During the three and six months ended June 30, 2024 and June 30, 2023, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty. At June 30, 2024 and June 30, 2023, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the periods indicated:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Provision for credit losses on loans - collectively evaluated	$(230)	$2,210	$187	$4,570
Provision for credit losses on loans - individually evaluated	1,358	(167)	2,809	(209)
Provision for credit losses on loans	1,128	2,043	2,996	4,361

Provision for unfunded commitments	(991)	225	(2,237)	643

Provision for credit losses	$137	$2,268	$759	$5,004

ACL for loans

The ACL for loans amounted to $62.0 million and $59.0 million at June 30, 2024 and December 31, 2023, respectively. The ACL for loans to total loans ratio was 1.65% at both June 30, 2024 and December 31, 2023.

The following tables present changes in the ACL for loans by portfolio classification, during the three-month periods indicated:

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2024	$10,479	$28,821	$10,333	$8,216	$2,072	$535	$285	$60,741
Provision for credit losses on loans	93	(225)	47	1,213	(13)	13	—	1,128
Recoveries	—	—	165	—	—	2	8	175
Less: Charge-offs	—	—	26	—	—	—	19	45
Ending Balance at June 30, 2024	$10,572	$28,596	$10,519	$9,429	$2,059	$550	$274	$61,999

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2023	$10,694	$27,031	$9,378	$4,453	$2,378	$712	$356	$55,002
Provision for credit losses on loans	485	1,367	(138)	265	75	(16)	5	2,043
Recoveries	—	—	84	—	—	2	3	89
Less: Charge-offs	—	—	220	—	—	—	15	235
Ending Balance at June 30, 2023	$11,179	$28,398	$9,104	$4,718	$2,453	$698	$349	$56,899

The following tables present changes in the ACL for loans by portfolio classification, during the six-month periods indicated:

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2023	$10,454	$27,620	$11,089	$6,787	$2,152	$579	$314	$58,995
Provision for credit losses for loans	118	976	(592)	2,642	(93)	(33)	(22)	2,996
Recoveries	—	—	233	—	—	4	10	247
Less: Charge-offs	—	—	211	—	—	—	28	239
Ending Balance at June 30, 2024	$10,572	$28,596	$10,519	$9,429	$2,059	$550	$274	$61,999

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$10,304	$26,260	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses for loans	875	2,138	300	757	198	60	33	4,361
Recoveries	—	—	211	—	—	5	6	222
Less: Charge-offs	—	—	303	—	—	—	21	324
Ending Balance at June 30, 2023	$11,179	$28,398	$9,104	$4,718	$2,453	$698	$349	$56,899

Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $4.9 million at June 30, 2024 and $7.1 million at December 31, 2023. Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of June 30, 2024.

Other real estate owned

The Company carried no OREO at June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, the Company had $1.1 million and $1.2 million, respectively, in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

As of June 30, 2024, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Lease expense for the three and six months ended June 30, 2024 amounted to $413 thousand and $836 thousand, respectively, compared to $397 thousand and $801 thousand for the three and six months ended June 30, 2023, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at June 30, 2024 and June 30, 2023 was 28.0 years and 29.0 years, respectively. The weighted average discount rate was 3.55% at June 30, 2024 and 3.51% at June 30, 2023.

At June 30, 2024, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2024 (six remaining months)	$742
2025	1,457
2026	1,468
2027	1,474
2028	1,477
Thereafter	31,723
Total lease payments	38,341
Less: Imputed interest	14,184
Total lease liability	$24,157

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Non-interest checking	$1,050,876	$1,070,104
Interest-bearing checking	788,822	697,632
Savings	285,461	285,770
Money market	1,504,551	1,402,939
CDs $250,000 or less	358,149	295,789
CDs greater than $250,000	260,942	225,287
Deposits	$4,248,801	$3,977,521

All of the Company's deposits outstanding at both June 30, 2024 and December 31, 2023 were customer deposits, and the Company had no brokered deposits at either June 30, 2024 or December 31, 2023. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $933.1 million and $835.0 million at June 30, 2024 and December 31, 2023, respectively.

(7)Borrowed Funds and Subordinated Debt

Borrowed funds at June 30, 2024 and December 31, 2023 are summarized, as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$53,400	4.85%	$20,000	4.84%
Between 1 and 5 years	270	—%	270	—%
Over 5 years	8,115	1.05%	5,498	1.09%
Total borrowed funds	$61,785	4.33%	$25,768	3.99%

The Company's borrowed funds at June 30, 2024 and December 31, 2023 were comprised of FRB advances through the BTFP and term advances related to specific lending projects funded under community development programs through the FHLB and NH BFA.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.7 million at June 30, 2024 and $59.5 million at December 31, 2023. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(8)    Derivatives and Hedging Activities

For further information on the Company's derivatives and hedging activities, see Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2023 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values at the periods presented:

	June 30, 2024
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$100,000	$145	$—	$—
Total derivatives designated as hedging instruments	$100,000	$145	$—	$—

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,394	$757
Interest-rate contracts - pay fixed, receive floating	7,394	757	—	—
Risk participation agreements sold	—	—	46,910	37
Total derivatives not subject to hedge accounting	$7,394	$757	$54,304	$794

	December 31, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$100,000	$760
Total derivatives designated as hedging instruments	$—	$—	$100,000	$760

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,524	$630
Interest-rate contracts - pay fixed, receive floating	7,524	630	—	—
Risk participation agreements sold	—	—	46,910	65
Total derivatives not subject to hedge accounting	$7,524	$630	$54,434	$695
_________________________________________
(1) Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.
(2) The assets and liabilities related to the pay fixed, receive floating interest-rate contracts are subject to a master netting agreement and are presented net in the Company's Consolidated Balance Sheet.

The Company had no derivatives designated as cash flow hedges at either June 30, 2024 or December 31, 2023.

Derivatives designated as hedging instruments

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of adverse interest-rate fluctuations on specifically identified assets or liabilities. The Company's fair value hedges are used to manage its exposure to changes in the fair value of hedged items caused by changes in interest rates.

The Company had three interest rate swap agreements with a combined notional value of $100.0 million at June 30, 2024 and December 31, 2023. Each interest rate swap agreement was designated as a fair value hedge and involves the net settlement of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented:

		June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location of Hedged Item	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Interest-rate contracts - loans	Loans	$99,828	$(172)	$100,755	$755

The table below presents the gains (losses) from interest rate derivatives accounted for as fair value hedges and the related hedged items during the periods indicated:

		Three months ended		Six months ended
(Dollars in thousands)	Affected Income Statement Line Item	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives designated as fair value hedges:
Fair value adjustments on derivatives	Net interest income	$123	$260	$904	$260
Fair value adjustments on hedged instrument	Net interest income	(131)	(264)	(927)	(264)
Total		$(8)	$(4)	$(23)	$(4)

Derivatives not subject to hedge accounting

Interest-rate Contracts

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at June 30, 2024 and December 31, 2023. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the six months ended June 30, 2024 or June 30, 2023.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At June 30, 2024 and December 31, 2023, all back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company enters into RPAs for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPAs and the customers' loan are secured by the same collateral.

Credit Risk

As of June 30, 2024, the Company had two active interest-rate swap institutional counterparties both of which had investment grade credit ratings. When the Company has credit risk exposure, collateral is posted by counterparties. Collateral posted by counterparties is restricted and not considered an asset of the Company, therefore, it is not carried on the Company's Consolidated Balance Sheets. If the Company posts collateral, the restricted cash is carried on the Company's Consolidated Balance Sheets.

The Company has minimum collateral posting thresholds with its derivative counterparties and, as of June 30, 2024, the Company had $902 thousand in credit risk exposure relating to interest-rate swaps with counterparties and the cash collateral posted by counterparties amounted to $1.1 million. At December 31, 2023, the Company had no credit risk exposure relating to interest-rate swaps with counterparties and cash collateral posted by the Company amounted to $570 thousand while cash collateral posted by counterparties amounted to $590 thousand.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Credit-risk-related Contingent Features

There have been no material changes to the credit-risk-related contingent provisions contained within the Company's interest-rate swaps with counterparties since December 31, 2023. As of June 30, 2024, the fair value of derivatives related to these agreements was at a net asset position of $902 thousand, which excludes any adjustment for nonperformance risk. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and as of June 30, 2024, has not posted collateral related to these agreements.

Other Derivative Related Activity

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At June 30, 2024 and December 31, 2023, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

As of June 30, 2024 and December 31, 2023, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III capital guidelines.

The Company's and the Bank's actual capital amounts and ratios are presented as of June 30, 2024 and December 31, 2023 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
The Company (consolidated)
Total Capital to risk-weighted assets	$527,383	13.07%	$322,764	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	417,091	10.34%	242,073	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	417,091	8.76%	190,509	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	417,091	10.34%	181,555	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$524,138	12.99%	$322,764	8.00%	$403,455	10.00%
Tier 1 Capital to risk-weighted assets	473,503	11.74%	242,073	6.00%	322,764	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	473,503	9.94%	190,509	4.00%	238,136	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	473,503	11.74%	181,555	4.50%	262,246	6.50%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
The Company (consolidated)
Total Capital to risk-weighted assets	$511,692	13.12%	$312,035	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	403,224	10.34%	234,026	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	403,224	8.74%	184,471	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	403,224	10.34%	175,520	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$510,645	13.09%	$312,035	8.00%	$390,044	10.00%
Tier 1 Capital to risk-weighted assets	461,675	11.84%	234,026	6.00%	312,035	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	461,675	10.01%	184,471	4.00%	230,589	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	461,675	11.84%	175,520	4.50%	253,528	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of June 30, 2024, and December 31, 2023. See discussion      below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of June 30, 2024. At June 30, 2024, the capital conservation buffer amounted to $100.9 million for both the Company and the Bank.

(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended June 30, 2024			Three months ended June 30, 2023
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$(572)	$140	$(432)	$(17,505)	$3,986	$(13,519)
Less: net security losses reclassified into non-interest income	—	—	—	(2,419)	534	(1,885)
Total other comprehensive loss, net	$(572)	$140	$(432)	$(15,086)	$3,452	$(11,634)

	Six months ended June 30, 2024			Six months ended June 30, 2023
(Dollars in thousands)	Pre-Tax	Tax Benefit	After Tax Amount	Pre-Tax	Tax Benefit (Expense)	After Tax Amount
Change in fair value of debt securities	$(3,341)	$798	$(2,543)	$8,655	$(1,926)	$6,729
Less: net security losses reclassified into non-interest income	—	—	—	(2,419)	534	(1,885)
Total other comprehensive (loss) income, net	$(3,341)	$798	$(2,543)	$11,074	$(2,460)	$8,614

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Three months ended June 30, 2024	Three months ended June 30, 2023
(Dollars in thousands)	Unrealized Losses on Debt Securities	Unrealized Losses on Debt Securities
Accumulated other comprehensive loss - beginning balance	$(81,874)	$(75,959)
Total other comprehensive loss, net	(432)	(11,634)
Accumulated other comprehensive loss - ending balance	$(82,306)	$(87,593)

	Six months ended June 30, 2024	Six months ended June 30, 2023
(Dollars in thousands)	Unrealized Losses on Debt Securities	Unrealized Losses on Debt Securities
Accumulated other comprehensive loss - beginning balance	$(79,763)	$(96,207)
Total other comprehensive (loss) income, net	(2,543)	8,614
Accumulated other comprehensive loss - ending balance	$(82,306)	$(87,593)

(11)Stock-Based Compensation

There have been no material changes to The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan (the "2016 Plan") since December 31, 2023. As of June 30, 2024, 258,144 shares of Company common stock remained available for future grants under the 2016 Plan.

Total stock-based compensation expense was $566 thousand and $1.1 million for the three and six months ended June 30, 2024, respectively, compared to $629 thousand and $1.2 million for the three and six months ended June 30, 2023, respectively.

Stock Option Awards

The Company issued no stock options during the six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024, there were 15,424 non-vested outstanding stock options that are expected to vest over the remaining weighted average vesting period of 1.4 years.

The Company recognized stock-based compensation expense related to stock option awards of $27 thousand and $68 thousand for the three and six months ended June 30, 2024, respectively, compared to $46 thousand and $96 thousand for the three and six months ended June 30, 2023, respectively.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Six months ended June 30,
Restricted Stock Awards (number of underlying shares)	2024	2023
Two-year vesting	17,122	9,915
Four-year vesting	78,582	32,719
Performance-based vesting	26,338	31,270
Total restricted stock awards granted	122,042	73,904
Weighted average grant date fair value	$24.68	$32.04

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $487 thousand and $889 thousand for the three and six months ended June 30, 2024, respectively, compared to $525 thousand and $932 thousand for the three and six months ended June 30, 2023, respectively.

Stock in Lieu of Directors' Fees

Non-employee members of the Company's Board of Directors (the "Board") may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $52 thousand and $112 thousand for the three and six months ended June 30, 2024, respectively, compared to $58 thousand and $123 thousand for the three and six months ended June 30, 2023, respectively.

(12)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	12,389,917	12,228,081	12,341,630	12,191,857
Dilutive shares	4,546	16,782	7,943	26,878
Diluted weighted average common shares outstanding	12,394,463	12,244,863	12,349,573	12,218,735

Stock options outstanding that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares amounted to 103,303 and 102,869 for the three and six months ended June 30, 2024, respectively, compared to 105,719 and 48,373 for the three and six months ended June 30, 2023, respectively. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted stock awards amounted to 193,884 shares and 130,039 shares as of June 30, 2024 and December 31, 2023, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2024
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$628,314	$—	$628,314	$—
Equity securities	8,524	8,524	—	—
FHLB stock	2,482	—	2,482	—
Interest-rate swaps	902	—	902	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	6,436	—	—	6,436

Liabilities measured on a recurring basis:
Interest-rate swaps	$757	$—	$757	$—
RPAs sold	37	—	37	—

	December 31, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$661,113	$—	$661,113	$—
Equity securities	7,058	7,058	—	—
FHLB stock	2,402	—	2,402	—
Interest-rate swaps	630	—	630	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	1,595	—	—	1,595

Liabilities measured on a recurring basis:
Interest-rate swaps	$1,390	$—	$1,390	$—
RPAs sold	65	—	65	—

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
and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $5.7 million at June 30, 2024, compared to $2.8 million at December 31, 2023.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2024 and December 31, 2023:

	Fair Value
(Dollars in thousands)	June 30, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$6,436	$1,595	Appraisal of collateral	Appraisal adjustments(1)	15% - 75%
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
Financial instruments for which the fair value is disclosed but not recognized on the Company's Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	June 30, 2024
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$3,706,650	$3,533,202	$—	$—	$3,533,202
Financial liabilities:
CDs	619,091	617,307	—	617,307	—
Borrowed funds	61,785	59,297	—	59,297	—
Subordinated debt	59,657	60,685	—	60,685	—

	December 31, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$200	$201	$—	$201	$—
Loans, net	3,508,636	3,353,968	—	—	3,353,968
Financial liabilities:
CDs	521,076	518,928	—	518,928	—
Borrowed funds	25,768	24,081	—	24,081	—
Subordinated debt	59,498	55,572	—	55,572	—

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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2024 and June 30, 2023 is as follows:

	Six months ended June 30,
(Dollars in thousands)	2024	2023
Supplemental financial data:
Cash paid for: interest	$35,920	$16,187
Cash paid for: income taxes	7,390	7,786
Cash paid for: lease liability	709	686
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 8, 2024.

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
•cybersecurity risk, including cyber incidents or other failures, disruptions or security breaches of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks;
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

Overview

Executive Summary

The Company operates with a long-term outlook, focused on organic growth supported by continually investing in our people, products, services, technology and branches.

Key Financial Highlights
Key financial results at or for the quarter ended June 30, 2024 compared to March 31, 2024 were as follows:
•The returns on average assets and average equity were 0.82% and 11.55%, respectively.
•Net interest margin (non-GAAP) was 3.19%, a decrease of 1 basis point.
•Net interest income increased 2.8%.
•Total loans and total deposits increased 3.1% and 3.5%, respectively.
•Wealth assets under management and administration amounted to $1.40 billion, an increase of 1.7%.

Net income for the three months ended June 30, 2024, amounted to $9.5 million, or $0.77 per diluted common share, compared to $9.7 million, or $0.79 per diluted common share, for the three months ended June 30, 2023. The decrease in net income of $172 thousand was attributable primarily to a decrease in net interest income of $1.9 million and an increase in non-interest expense of $3.4 million, partially offset by a decrease in the provision for credit losses of $2.1 million and an increase in non-interest income of $2.8 million.

Net income for the six months ended June 30, 2024, amounted to $18.0 million, or $1.46 per diluted common share, compared to $20.5 million, or $1.67 per diluted common share, for the six months ended June 30, 2023. The decrease in net income of $2.4 million was attributable primarily to a decrease in net interest income of $6.7 million and an increase in non-interest expense of $4.3 million, partially offset by a decrease in the provision for credit losses of $4.2 million and an increase in non-interest income of $3.5 million.

Total assets amounted to $4.77 billion at June 30, 2024, compared to $4.47 billion at December 31, 2023, an increase of $307.6 million, or 7%. The increase was due primarily to an increase in total loans of $201.0 million, or 6%, with growth primarily in commercial real estate loans. In addition, there was an increase in interest-earning deposits with banks of $132.2 million due primarily to deposit growth and, to a lesser extent, investment cash flows and an increase in borrowed funds during the six months ended June 30, 2024.

Credit quality remained well-managed at June 30, 2024 with the non-performing loan to total loan ratio amounting to 0.47% compared to 0.32% at December 31, 2023. The increase in non-performing loans resulted primarily from one individually evaluated commercial construction loan which was placed on non-accrual in the first quarter of 2024. The ACL for loans to total loans ratio was 1.65% at both June 30, 2024 and December 31, 2023.

Total deposits amounted to $4.25 billion at June 30, 2024, an increase of $271.3 million, or 7%, compared to December 31, 2023, due primarily to increases in money market and certificate of deposit balances of $101.6 million and $98.0 million, respectively.

Shareholders' equity increased $11.3 million, or 3%, during the six months ended June 30, 2024, due primarily to an increase in retained earnings of $12.1 million, partially offset by an increase in the accumulated other comprehensive loss of $2.5 million.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three-month periods indicated:

	At or for the three months ended
(Dollars in thousands, except per share data)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Balance Sheet Data
Total cash and cash equivalents	$199,719	$147,834	$56,592	$225,421	$258,825
Total investment securities at fair value	636,838	652,026	668,171	678,932	712,851
Total loans	3,768,649	3,654,322	3,567,631	3,404,014	3,345,667
Allowance for credit losses	(61,999)	(60,741)	(58,995)	(57,905)	(56,899)
Total assets	4,773,681	4,624,015	4,466,034	4,482,374	4,502,344
Total deposits	4,248,801	4,106,119	3,977,521	4,060,403	4,075,598
Borrowed funds	61,785	63,246	25,768	4,290	3,334
Subordinated debt	59,657	59,577	59,498	59,419	59,340
Total shareholders' equity	340,441	333,439	329,117	299,699	307,490
Total liabilities and shareholders' equity	4,773,681	4,624,015	4,466,034	4,482,374	4,502,344

Wealth Management
Wealth assets under management	$1,129,147	$1,105,036	$1,077,761	$984,647	$1,009,386
Wealth assets under administration	$267,529	$268,074	$242,338	$211,046	$214,116

Shareholders' Equity Ratios
Book value per common share	$27.40	$26.94	$26.82	$24.45	$25.11
Dividends paid per common share	$0.24	$0.24	$0.23	$0.23	$0.23

Regulatory Capital Ratios
Total capital to risk-weighted assets	13.07%	13.20%	13.12%	13.45%	13.37%
Tier 1 capital to risk-weighted assets(1)	10.34%	10.43%	10.34%	10.61%	10.52%
Tier 1 capital to average assets	8.76%	8.85%	8.74%	8.59%	8.62%

Credit Quality Data
Non-performing loans	$17,731	$18,527	$11,414	$11,656	$7,647
Non-performing loans to total loans	0.47%	0.51%	0.32%	0.34%	0.23%
Non-performing assets to total assets(2)	0.37%	0.40%	0.26%	0.26%	0.17%
ACL for loans to total loans	1.65%	1.66%	1.65%	1.70%	1.70%
Net (recoveries) charge-offs	$(130)	$122	$15	$(12)	$146

Income Statement Data
Net interest income	$36,161	$35,190	$36,518	$38,502	$38,093
Provision for credit losses	137	622	2,493	1,752	2,268
Total non-interest income	5,628	5,495	5,547	4,486	2,819
Total non-interest expense	29,029	28,908	28,224	28,312	25,623
Income before income taxes	12,623	11,155	11,348	12,924	13,021
Provision for income taxes	3,111	2,648	3,441	3,225	3,337
Net income	$9,512	$8,507	$7,907	$9,699	$9,684

Income Statement Ratios
Diluted earnings per common share	$0.77	$0.69	$0.64	$0.79	$0.79
Return on average total assets	0.82%	0.75%	0.69%	0.85%	0.88%
Return on average shareholders' equity	11.55%	10.47%	10.21%	12.53%	12.63%
Net interest margin (tax-equivalent)(3)	3.19%	3.20%	3.29%	3.46%	3.55%
_______________________________________________________
(1)Ratio also represents common equity tier 1 capital to risk-weighted assets as of the periods presented.
(2)The Company had no OREO as of the periods presented, and therefore, non-performing loans were the only component of non-performing assets.
(3)Tax-equivalent net interest margin (non-GAAP) is net interest income adjusted for the tax-equivalent effect associated with tax-exempt loan and investment income, expressed as a percentage of average interest-earning assets.

Risk Management Framework

Management utilizes a comprehensive enterprise risk management framework that enables a coordinated and structured approach for identifying, assessing and managing risks across the Company and provides reasonable assurance that management has the tools, programs, people and processes in place to support informed decision making, anticipate risks before they materialize and maintain the Company's risk profile consistent with its strategic planning, and applicable laws and regulations.

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

Recent Accounting Pronouncements

See Note 1, Item (b), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Unless otherwise indicated, the reported results are for the three months ended June 30, 2024, with references to the "prior year period" and "comparable period" being the three months ended June 30, 2023. Average yields are presented on an annualized tax-equivalent basis (non-GAAP).

Net Income
Net income for the three months ended June 30, 2024, amounted to $9.5 million, a decrease of $172 thousand, or 2%.

Net Interest Income
Net interest income amounted to $36.2 million, a decrease of $1.9 million, or 5%. The decrease was due primarily to an increase in deposit interest expense of $9.5 million and a decrease in interest and dividend income on investments of $1.0 million, partially offset by an increase in loan interest income of $9.4 million. The increase in interest expense during the period was attributed primarily to an increase in the cost of funds and changes in deposit mix, while the increase in interest income during the period was due primarily to loan growth and higher market interest rates.

Net Interest Margin
Net interest margin was 3.19% for the three months ended June 30, 2024, compared to 3.55%.

Net interest margin compared to the prior year quarter was impacted by the following factors:
•Average other interest-earning assets decreased $32.0 million, or 21%, while the yield increased 58 basis points.
•Average investment securities decreased $167.1 million, or 18%, and the tax-equivalent yield decreased 10 basis points.
•Average total loans increased $439.9 million, or 13%, and the tax-equivalent yield increased 43 basis points.
•Average total deposits increased $152.7 million, and the yield increased 88 basis points.
•Average borrowed funds increased $57.9 million, and the yield increased 169 basis points.

The decrease in net interest margin over the respective periods was due primarily to an increase in funding costs, partially offset by increases in loan and other interest-earning asset yields in addition to loan growth. Funding costs were impacted primarily by elevated market interest rates, increased competition for deposits and changes in deposit mix as depositors sought higher yielding money market and certificate of deposit products. Loan yields increased from loans originating and repricing at higher market rates.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2024, compared to June 30, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Other interest-earning assets(1)	$(220)	$(426)	$206
Investment securities (tax-equivalent)	(1,132)	(912)	(220)
Loans and loans held for sale (tax-equivalent)	9,436	5,813	3,623
Total interest-earning assets (tax-equivalent)	8,084	4,475	3,609
Interest expense
Interest checking, savings and money market	5,501	490	5,011
CDs	3,979	1,894	2,085
Borrowed funds	634	603	31
Subordinated debt	—	5	(5)
Total interest-bearing funding	10,114	2,992	7,122
Change in net interest income (tax-equivalent)	$(2,030)	$1,483	$(3,513)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended June 30, 2024 and 2023:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended June 30, 2024			Three months ended June 30, 2023
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Other interest-earning assets(2)	$123,887	$1,697	5.51%	$155,934	$1,917	4.93%
Investment securities(3) (tax-equivalent)	750,822	4,057	2.16%	917,965	5,189	2.26%
Loans and loans held for sale(4) (tax-equivalent)	3,708,485	51,366	5.57%	3,268,586	41,930	5.14%
Total interest-earnings assets (tax-equivalent)	4,583,194	57,120	5.01%	4,342,485	49,036	4.53%
Other assets	96,991			92,909
Total assets	$4,680,185			$4,435,394

Liabilities and stockholders' equity:
Non-interest checking	$1,054,932	$—		$1,269,339	$—
Interest checking, savings and money market	2,510,155	12,381	1.98%	2,351,011	6,880	1.17%
CDs	601,339	6,791	4.54%	393,387	2,812	2.87%
Total deposits	4,166,426	19,172	1.85%	4,013,737	9,692	0.97%
Borrowed funds	62,513	664	4.27%	4,595	30	2.58%
Subordinated debt(5)	59,609	867	5.82%	59,293	867	5.85%
Total funding liabilities	4,288,548	20,703	1.94%	4,077,625	10,589	1.04%
Other liabilities	60,270			50,113
Total liabilities	4,348,818			4,127,738
Stockholders' equity	331,367			307,656
Total liabilities and stockholders' equity	$4,680,185			$4,435,394

Net interest-rate spread (tax-equivalent)			3.07%			3.49%
Net interest income (tax-equivalent)		36,417			38,447
Net interest margin (tax-equivalent)			3.19%			3.55%
Less tax-equivalent adjustment		256			354
Net interest income		$36,161			$38,093
Net interest margin			3.17%			3.52%
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
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the three-month periods ended June 30, 2024 and June 30, 2023 are presented below:

	Three months ended		Increase / (Decrease)
(Dollars in thousands)	June 30, 2024	June 30, 2023
Provision for credit losses on loans - collectively evaluated	$(230)	$2,210	$(2,440)
Provision for credit losses on loans - individually evaluated	1,358	(167)	1,525
Provision for credit losses on loans	1,128	2,043	(915)

Provision for unfunded commitments	(991)	225	(1,216)

Provision for credit losses	$137	$2,268	$(2,131)

The decrease in the provision for credit losses on loans of $915 thousand was due primarily to the impact of a reduction in recession risk within our ACL model, partially offset by an increase in reserves on individually evaluated loans. The decrease in the provision for unfunded commitments of $1.2 million was driven primarily by a reduction in off-balance sheet commitments during the period.

The ACL to total loans ratio was 1.65% at June 30, 2024 compared to 1.70% at June 30, 2023.

Non-Interest Income
Non-interest income for the three months ended June 30, 2024, amounted to $5.6 million, an increase of $2.8 million. Non-interest income in the prior year period included losses on sales of debt securities of $2.4 million. Excluding this item, non-interest income for the three months ended June 30, 2024 increased 7% due primarily to increases in wealth management fees and income on bank-owned life insurance.

Non-Interest Expense
Non-interest expense for the three months ended June 30, 2024, amounted to $29.0 million, an increase of $3.4 million, or 13%. Non-interest expense in the prior year period was impacted by the receipt of $3.4 million in Employee Retention Credits which the Company recognized as a reduction to salary and benefits expense. Excluding this item, non-interest expense for the three months ended June 30, 2024 decreased $25 thousand.

Income Taxes
The effective tax rate for the three months ended June 30, 2024, was 24.6%, compared to 25.6% for the three months ended June 30, 2023.

Results of Operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Unless otherwise indicated, the reported results are for the six months ended June 30, 2024, with references to the "prior year period," and "comparable period" being the six months ended June 30, 2023. Average yields are presented on an annualized tax-equivalent basis (non-GAAP).

Net Income
Net income for the six months ended June 30, 2024, amounted to $18.0 million, a decrease of $2.4 million, or 12%.

Net Interest Income
Net interest income for the six months ended June 30, 2024, amounted to $71.4 million, a decrease of $6.7 million, or 9%. The decrease was due largely to an increase in deposit interest expense of $20.8 million and a decrease in interest and dividend income on investments of $2.1 million, partially offset by an increase in loan interest income of $18.7 million. The increase in interest expense during the period was attributed primarily to an increase in the cost of funds and changes in deposit mix, while the increase in interest income during the period was due primarily to loan growth and higher market interest rates.

Net Interest Margin
Net interest margin was 3.19% for the six months ended June 30, 2024, compared to 3.65%.

Net interest margin compared to the prior year period was impacted by the following factors:
•Average other interest-earning assets decreased $72.2 million, or 41%, while the yield increased 81 basis points.
•Average investment securities decreased $170.4 million, or 18%, and the tax-equivalent yield decreased 9 basis points.
•Average total loans increased $423.4 million, or 13%, and the tax-equivalent yield increased 43 basis points.
•Average total deposits increased $90.0 million, or 2%, and the yield increased 100 basis points.
•Average borrowed funds increased $59.2 million, and the yield increased 216 basis points.

The decrease in net interest margin over the respective periods was due primarily to an increase in funding costs, partially offset by increases in loan yields in addition to loan growth. Funding costs were impacted primarily by elevated market interest rates, increased competition for deposits and changes in deposit mix as depositors sought higher yielding money market and certificate of deposit products. Loan yields increased from loans originating and repricing at higher market rates.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Other interest-earning assets(1)	$(1,256)	$(1,885)	$629
Investment securities (tax-equivalent)	(2,275)	(1,871)	(404)
Loans and loans held for sale (tax-equivalent)	18,717	11,202	7,515
Total interest-earning assets (tax-equivalent)	15,186	7,446	7,740

Interest expense
Interest checking, savings and money market	12,752	544	12,208
CDs	8,013	3,569	4,444
Borrowed funds	1,316	1,235	81
Subordinated debt	—	9	(9)
Total interest-bearing funding	22,081	5,357	16,724
Change in net interest income (tax-equivalent)	$(6,895)	$2,089	$(8,984)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the six months ended June 30, 2024 and 2023:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2024			Six months ended June 30, 2023
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Other interest-earning assets(2)	$104,982	$2,869	5.50%	$177,219	$4,125	4.69%
Investment securities(3) (tax-equivalent)	757,257	8,214	2.17%	927,620	10,489	2.26%
Loans and loans held for sale(4) (tax-equivalent)	3,658,321	100,326	5.51%	3,234,901	81,609	5.08%
Total interest-earnings assets (tax-equivalent)	4,520,560	111,409	4.95%	4,339,740	96,223	4.47%
Other assets	94,393			89,762
Total assets	$4,614,953			$4,429,502

Liabilities and stockholders' equity:
Non-interest checking	$1,062,038	$—		$1,293,303	$—
Interest checking, savings and money market	2,464,551	23,737	1.94%	2,352,978	10,985	0.94%
CDs	575,218	12,707	4.44%	365,529	4,694	2.59%
Total deposits	4,101,807	36,444	1.79%	4,011,810	15,679	0.79%
Borrowed funds	63,070	1,358	4.33%	3,904	42	2.17%
Subordinated debt(5)	59,570	1,734	5.82%	59,253	1,734	5.85%
Total funding liabilities	4,224,447	39,536	1.88%	4,074,967	17,455	0.86%
Other liabilities	61,385			51,880
Total liabilities	4,285,832			4,126,847
Stockholders' equity	329,121			302,655
Total liabilities and stockholders' equity	$4,614,953			$4,429,502

Net interest-rate spread (tax-equivalent)			3.07%			3.61%
Net interest income (tax-equivalent)		71,873			78,768
Net interest margin (tax-equivalent)			3.19%			3.65%
Less tax-equivalent adjustment		522			704
Net interest income		$71,351			$78,064
Net interest margin			3.17%			3.62%
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
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for the six-month periods ended June 30, 2024 and June 30, 2023 are presented below:

	Six months ended		Increase / (Decrease)
(Dollars in thousands)	June 30, 2024	June 30, 2023
Provision for credit losses on loans - collectively evaluated	$187	$4,570	$(4,383)
Provision for credit losses on loans - individually evaluated	2,809	(209)	3,018
Provision for credit losses on loans	2,996	4,361	(1,365)

Provision for unfunded commitments	(2,237)	643	(2,880)

Provision for credit losses	$759	$5,004	$(4,245)

The decrease in the provision for credit losses on loans of $1.4 million was due primarily to the impact of a reduction in recession risk within our ACL model, partially offset by an increase in reserves on individually evaluated loans. The decrease in the provision for unfunded commitment of $2.9 million was driven primarily by a reduction in off-balance sheet commitments during the period.

The ACL to total loans ratio was 1.65% at June 30, 2024 compared to 1.70% at June 30, 2023.
Non-Interest Income
Non-interest income for the six months ended June 30, 2024, amounted to $11.1 million, an increase of $3.5 million, or 47%. Non-interest income in the prior year period included losses on sales of debt securities of $2.4 million. Excluding this item, non-interest income for the six months ended June 30, 2024 increased 11% due primarily to increases in net gains on equity securities, wealth management fees and income on bank-owned life insurance.

Non-Interest Expense
Non-interest expense for the six months ended June 30, 2024, amounted to $57.9 million, an increase of $4.3 million, or 8%. Non-interest expense in the prior year period was impacted by the receipt of $3.6 million in Employee Retention Credits which the Company recognized as a reduction to salary and benefits expense. Excluding this item, non-interest expense for the six months ended June 30, 2024 increased 1%.

Income Taxes
The effective tax rate was 24.2% for both of the six-month periods ended June 30, 2024 and June 30, 2023.

Financial Condition at June 30, 2024 compared to December 31, 2023

Total assets amounted to $4.77 billion at June 30, 2024, compared to $4.47 billion at December 31, 2023, representing an increase of $307.6 million, or 7%.

Cash and cash equivalents

Cash and cash equivalents amounted to $199.7 million at June 30, 2024, compared to $56.6 million at December 31, 2023, representing an increase of $143.1 million. The increase was due primarily to increases in deposits and proceeds from borrowed funds, partially offset by loan growth. At June 30, 2024, cash and cash equivalents amounted to 4% of total assets compared to 1% at December 31, 2023.

Investments

At June 30, 2024, the fair value of the Company's investment securities portfolio amounted to $636.8 million, a decrease of $31.3 million, or 5% since December 31, 2023. The investment securities portfolio at fair value represented 13% and 15% of total assets at June 30, 2024 and December 31, 2023, respectively. The decrease was attributable primarily to principal pay downs, calls and maturities during the six months ended June 30, 2024, the proceeds of which were used to fund loan growth. As of June 30, 2024 and December 31, 2023, the Company's investment securities portfolio was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the six months ended June 30, 2024, the Company had no purchases or sales of debt securities and had principal pay-downs, calls and maturities totaling $29.1 million.

Net unrealized losses on the Company's debt securities portfolio amounted to $106.2 million at June 30, 2024, compared to $102.9 million at December 31, 2023.

The mix of investment securities remained relatively unchanged at June 30, 2024 compared to December 31, 2023. The effective duration of the debt securities portfolio at June 30, 2024 was approximately 4.9 years compared to 5.1 years at December 31, 2023.

Loans

The Company specializes in lending to business entities, non-profit organizations, professional practices and individuals and manages its loan portfolio to avoid concentration by industry, relationship size and source of repayment to lessen its credit risk exposure. The Company's primary market area remains focused within Massachusetts and New Hampshire and its primary lending focus is on the development of high-quality, long-term commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.

As of June 30, 2024, total loans amounted to $3.77 billion, an increase of $201.0 million, or 6%. At June 30, 2024 and December 31, 2023, total commercial loans amounted to 86% of total loans.

The following table sets forth the loan balances by loan portfolio segment and the percentage of each segment to total loans as of the dates indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate owner-occupied	$660,478	18%	$619,302	17%
Commercial real estate non owner-occupied	1,544,386	41%	1,445,435	41%
Commercial and industrial	426,976	11%	430,749	12%
Commercial construction	622,094	16%	585,113	16%
Total commercial loans	3,253,934	86%	3,080,599	86%
Residential mortgages	413,323	11%	393,142	11%
Home equity	93,220	3%	85,375	3%
Consumer	8,172	—%	8,515	—%
Total retail loans	514,715	14%	487,032	14%
Total loans	3,768,649	100%	3,567,631	100%
Allowance for credit losses	(61,999)		(58,995)
Net loans	$3,706,650		$3,508,636

As of or for the six months ended June 30, 2024:
•Commercial real estate owner-occupied loans increased $41.2 million, or 7%.
•Commercial real estate non owner-occupied loans increased $99.0 million, or 7%.
•The composition of owner and non-owner occupied loans within the commercial real estate segment has remained relatively consistent compared to December 31, 2023. Commercial real estate loans collectively make up 59% of the total loan portfolio and were comprised of approximately 30% in owner occupied loans and 70% in non-owner occupied loans. Growth since the prior period was primarily from continued customer demand and business development efforts.
◦Non-owner occupied commercial real estate loans were comprised of approximately 28% multi-family, 16% 1-4 family, 12% office, 11% retail and 10% in industrial warehouse. All other categories fell below 10% of total non-owner occupied commercial real estate loans.
◦Non-owner occupied commercial real estate loans secured by office buildings amounted to 5% of total loans and were located mainly in suburban areas and were modest in physical size.

◦Non-owner occupied commercial real estate loans secured by retail amounted to 5% of total loans and consisted primarily of local strip-mall plazas and not large shopping centers or mall complexes.
•Commercial and industrial loans decreased $3.8 million, or 1%.
•Commercial construction loans increased $37.0 million, or 6%, due to continued growth driven primarily by residential development projects to meet the strong demand in our market area, partially offset by the transfer of construction loans to the permanent commercial real estate segment.
◦The composition of the commercial construction segment has remained relatively consistent compared to December 31, 2023.
◦Commercial construction loans were comprised of approximately 26% multi-family, 19% residential condominiums, 14% land approved for development and 13% single residential lots. All other collateral categories fell below 10% of total commercial construction loans.

At June 30, 2024, commercial loan balances participated out to various banks amounted to $73.0 million, compared to $69.8 million at December 31, 2023. These commercial loan balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $148.1 million and $126.6 million at June 30, 2024 and December 31, 2023, respectively.

Asset Quality

The following table sets forth information regarding the Company's loan portfolio asset quality as of the dates indicated:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Non-performing loan summary:
Commercial real estate owner-occupied	$2,376	$2,683
Commercial real estate non owner-occupied	2,432	2,686
Commercial and industrial	3,703	4,262
Commercial construction	7,906	—
Residential mortgages	1,249	1,526
Home equity	65	257
Consumer	—	—
Total non-performing loans	$17,731	$11,414

Performing adversely classified loans	$31,417	$45,266

Total adversely classified loans	$49,079	$56,650

Total loans	$3,768,649	$3,567,631
Loans 60-89 days past due and still accruing to total loans	0.02%	—%
Non-performing loans to total loans	0.47%	0.32%
Non-performing assets to total assets	0.37%	0.26%
Allowance for credit losses for loans	$61,999	$58,995
Allowance for credit losses for loans to non-performing loans	349.66%	516.87%
Allowance for credit losses for loans to total loans	1.65%	1.65%

Non-performing loans that were not adversely classified amounted to $69 thousand and $30 thousand at June 30, 2024 and December 31, 2023, respectively, and represented the guaranteed portion of SBA loans.

The increase in non-performing loans from December 31, 2023 to June 30, 2024 was attributable primarily to one individually evaluated commercial construction relationship, which was downgraded and placed on non-accrual in the first quarter of 2024, and had an outstanding balance of $7.9 million and a specific reserve of $2.6 million at June 30, 2024. The project, which was approximately 50% completed by the original borrower, is expected to be completed over the next 6-12 months by an existing partner taking over as lead.

Total adversely classified loans decreased $7.6 million during the six months ended June 30, 2024 and amounted to $49.1 million, or 1.30%, of total loans at June 30, 2024, compared to $56.7 million, or 1.59% of total loans, at December 31, 2023. The decrease in classified loans was due primarily to credit upgrades and, to a lesser extent, payoffs and pay downs during the period.

The Company had no OREO at June 30, 2024 and December 31, 2023, and therefore non-performing loans were the only component of non-performing assets.

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

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2024	2023
Balance at beginning of year	$58,995	$52,640

Provision for credit losses for loans	2,996	4,361

Recoveries of charged-off loans:
Commercial real estate owner-occupied	—	—
Commercial real estate non owner-occupied	—	—
Commercial and industrial	233	211
Commercial construction	—	—
Residential mortgages	—	—
Home equity	4	5
Consumer	10	6
Total recovered	247	222

Charged-off loans:
Commercial real estate owner-occupied	—	—
Commercial real estate non owner-occupied	—	—
Commercial and industrial	211	303
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	28	21
Total charged-off	239	324

Net loans (recovered) charged-off	(8)	102
Ending balance	$61,999	$56,899
Annualized net loans (recovered) charged-off to average loans outstanding	—%	0.01%

Reserve for unfunded commitments

The reserve for unfunded commitments is classified within "Other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates the same loss factors as on-balance sheet loans with added assumptions for both the likelihood and amount of funding over the estimated life of non-cancellable commitments.

The Company's reserve for unfunded commitments amounted to $4.9 million as of June 30, 2024 and $7.1 million at December 31, 2023. The provision for unfunded commitments for the six months ended June 30, 2024 amounted to a benefit of $2.2 million compared to a provision of $643 thousand for the six months ended June 30, 2023. The decreases in the reserve and provision for unfunded commitments resulted primarily from a decrease in the Company's off-balance sheet commercial construction commitments during the six months ended June 30, 2024.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of June 30, 2024.

Deposits

As of June 30, 2024, total deposits amounted to $4.25 billion, an increase of $271.3 million, or 7%. The increase was driven primarily by increases in money market account balances of $101.6 million, or 7%, and CD account balances of $98.0 million, or 19%, as customers sought higher yielding deposit products.

The following table sets forth the deposit balances by certain categories and the percentage of each category to total deposits as of the dates indicated:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Checking	$1,839,698	44%	$1,767,736	45%
Money markets and savings	1,790,012	41%	1,688,709	42%
CDs	619,091	15%	521,076	13%
Deposits	$4,248,801	100%	$3,977,521	100%

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal enhanced insurance products were $933.1 million and $835.0 million, at June 30, 2024 and December 31, 2023, respectively. The increase in balance reflects primarily an increase in customer demand for enhanced insurance products.

As of June 30, 2024, uninsured deposits amounted to 34% of total deposits. Additional capacity to utilize enhanced FDIC insured products noted in the preceding paragraph exceeds the Company's total deposits balance at June 30, 2024.

Borrowed Funds

The Company had borrowed funds outstanding of $61.8 million at June 30, 2024, compared to $25.8 million at December 31, 2023. Borrowings at June 30, 2024 were primarily comprised of $53.4 million in advances from the FRB's BTFP. The remaining balance consisted of term advances related to specific lending projects funded under community development programs through the FHLB and NH BFA.

See also "Liquidity," below, for additional information on borrowing capacity.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.7 million at June 30, 2024, compared to $59.5 million at December 31, 2023.

See also Note 7, "Borrowed Funds and Subordinated Debt," to the Company's unaudited consolidated interim financial statements contained in Item 1 in this Form 10-Q, above, for further information regarding the Company's subordinated debt.

Shareholders' Equity

Total shareholders' equity amounted to $340.4 million at June 30, 2024, compared to $329.1 million at December 31, 2023, an increase of $11.3 million, or 3%. The increase was due primarily to an increase in retained earnings of $12.1 million, partially offset by an increase in the accumulated other comprehensive loss of $2.5 million.

For the six months ended June 30, 2024, the Company declared cash dividends of $3.0 million and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 16,500 shares totaling $408 thousand.

On July 16, 2024, the Company announced a quarterly dividend of $0.24 per share to be paid on September 3, 2024 to shareholders of record as of the close of business on August 13, 2024.

Derivatives and Hedging

Derivatives designated as hedging instruments

As of June 30, 2024, the Company had three pay fixed, receive float, interest rate swap agreements each of which have a 2-year term. Under these interest rate swap agreements, the Company pays a weighted average fixed interest rate of 4.68% and receives the Secured Overnight Financing Rate. The notional value of interest rate swap agreements designated as fair value hedges amounted to $100.0 million at June 30, 2024 and December 31, 2023. The fair value of these interest rate swap agreements, carried on the Company's Consolidated Balance Sheets as an asset, was $145 thousand at June 30, 2024, compared to a liability of $760 thousand at December 31, 2023.

Derivatives not subject to hedge accounting

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $7.4 million at June 30, 2024 compared to $7.5 million at December 31, 2023. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $757 thousand at June 30, 2024 compared to $630 thousand at December 31, 2023.

Risk Participation Agreements

The notional value of RPAs sold amounted to $46.9 million at both June 30, 2024 and December 31, 2023. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $37 thousand at June 30, 2024 and $65 thousand at December 31, 2023.

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

At June 30, 2024, the Bank had the capacity to borrow additional funds from the FHLB and FRB of up to approximately $850.0 million and $300.0 million, respectively.

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

The Company's total capital and tier 1 capital to risk-weighted assets amounted to 13.07% and 10.34%, respectively, at June 30, 2024, compared to 13.12% and 10.34%, respectively, at December 31, 2023. Tier 1 capital to average assets amounted to 8.76% at June 30, 2024, compared to 8.74% at December 31, 2023.

Wealth Management

Wealth assets under management and wealth assets under administration are not carried as assets on the Company's Consolidated Balance Sheets. The Company provides a wide range of wealth management and wealth services, including investment management, brokerage, annuities, trust, and 401(k) administration.

Wealth assets under management and wealth assets under administration amounted to $1.13 billion and $267.5 million, respectively, at June 30, 2024, representing increases of $51.4 million, or 5%, and $25.2 million, or 10%, respectively, compared to December 31, 2023. The increase in assets under management and administration resulted primarily from an increase in market values.

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

The table below summarizes the results at June 30, 2024 and December 31, 2023 and compares the percent change in net interest income to the rates unchanged scenario, assuming a static balance sheet for a 24-month period with interest rates ramped over 24 months for non-maturity deposits and 12 months for all other interest-earning assets and interest-bearing liabilities.

•In the 200 and 400 basis point increasing interest rate scenarios, the percent decrease in net interest income was slightly higher compared to the results at December 31, 2023 due primarily to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity.
•In the 200 basis point decreasing interest rate scenario, net interest income was projected to remain relatively unchanged in the first 24 months compared to a decrease at December 31, 2023 primarily due to a shift in deposit composition from non-interest-bearing account balances into interest-bearing account balances that have a higher level of interest rate sensitivity, which allowed for a higher level of rate declines in the 200 basis point declining rate scenario, and improved net interest income sensitivity results.

(Dollars in thousands, except for percentage data)	June 30, 2024	December 31, 2023
Changes in interest rates	Percentage Change	Percentage Change
Rates rise 400 basis points	(3.35)%	(3.11)%
Rates rise 200 basis points	(1.82)%	(1.60)%
Rates unchanged	—%	—%
Rates decline 200 basis points	(0.05)%	(0.54)%

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended June 30, 2024) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A -Risk Factors

Management believes that there have been no material changes in the Company's risk factors as reported in Part I, Item 1A, "Risk Factors," of the 2023 Annual Report on Form 10-K. The risks described in our 2023 Annual Report on Form 10-K and our subsequent quarterly reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended June 30, 2024:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	1,938	$24.43	—	—
May	—	—	—	—
June	—	—	—	—
________________________________
(1)Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

Item 3 -Defaults upon Senior Securities

Not Applicable.

Item 4 -Mine Safety Disclosures

Not Applicable.

Item 5 -Other Information

During the three months ended June 30, 2024, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1    Employment Agreement, dated June 5, 2024, by and among Enterprise Bancorp, Inc., Enterprise Bank and Trust Company, and Steven R. Larochelle, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 7, 2024 (File No. 001-33912).

10.2    Transition Services Agreement, dated June 5, 2024, by and among Enterprise Bancorp, Inc., Enterprise Bank and Trust Company, and John P. Clancy, Jr., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 7, 2024 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).
31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 6, 2024	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer