Form 10-Q
period 2024-09-30
ENTERPRISE BANCORP INC /MA/
filed 2024-11-05
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
     ☐ Yes ☒ No

As of October 31, 2024, there were 12,429,190 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations defined in the table below are provided to aid the reader when reviewing this Quarterly Report on Form 10-Q for the three months ended September 30, 2024:

Acronym	Description
ACL:	Allowance for credit losses
AOCI:	Accumulated other comprehensive income
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
BTFP:	Bank Term Funding Program
CD:	Certificate of deposit
CECL:	Current expected credit loss
CMO:	Collateralized mortgage obligations
FASB:	Financial Accounting Standards Board
FDIC:	Federal Deposit Insurance Corporation
FHLB:	Federal Home Loan Bank of Boston
FRB:	Federal Reserve Bank of Boston
GAAP:	Generally Accepted Accounting Principles
MBS:	Mortgage-backed securities
Net interest margin:	Tax-equivalent net interest margin
NH BFA:	New Hampshire Business Finance Authority
OREO:	Other real estate owned
ROU:	Right-of-use
RPA:	Risk participation agreement
SBA:	Small Business Administration
SEC:	U.S. Securities and Exchange Commission
SOFR:	Secured Overnight Financing Rate
Treasury:	U.S. Department of the Treasury
U.S.:	United States

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$60,466	$37,443
Interest-earning deposits with banks	28,166	19,149
Total cash and cash equivalents	88,632	56,592
Investments:
Debt securities at fair value (amortized cost of $703,311 and $763,981, respectively)	622,527	661,113
Equity securities at fair value	9,448	7,058
Total investment securities at fair value	631,975	668,171
Federal Home Loan Bank stock	2,482	2,402
Loans held for sale	1,229	200
Loans:
Total loans	3,858,940	3,567,631
Allowance for credit losses	(63,654)	(58,995)
Net loans	3,795,286	3,508,636
Premises and equipment, net	43,291	44,931
Lease right-of-use asset	24,291	24,820
Accrued interest receivable	20,529	19,233
Deferred income taxes, net	44,067	49,166
Bank-owned life insurance	66,899	65,455
Prepaid income taxes	4,645	1,589
Prepaid expenses and other assets	13,827	19,183
Goodwill	5,656	5,656
Total assets	$4,742,809	$4,466,034
Liabilities and shareholders' Equity
Liabilities
Deposits	$4,189,461	$3,977,521
Borrowed funds	59,949	25,768
Subordinated debt	59,736	59,498
Lease liability	24,010	24,441
Accrued expenses and other liabilities	32,116	45,011
Accrued interest payable	9,428	4,678
Total liabilities	4,374,700	4,136,917
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,428,426 and 12,272,674 shares issued and outstanding, respectively	124	123
Additional paid-in capital	110,110	107,377
Retained earnings	320,497	301,380
Accumulated other comprehensive loss	(62,622)	(79,763)
Total shareholders' equity	368,109	329,117
Total liabilities and shareholders' equity	$4,742,809	$4,466,034
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest and dividend income:
Other interest-earning assets	$2,497	$3,468	$5,366	$7,593
Investment securities	3,835	4,316	11,812	14,356
Loans and loans held for sale	53,809	44,501	153,850	125,855
Total interest and dividend income	60,141	52,285	171,028	147,804
Interest expense:
Deposits	20,581	12,889	57,025	28,568
Borrowed funds	674	28	2,032	70
Subordinated debt	866	866	2,600	2,600
Total interest expense	22,121	13,783	61,657	31,238
Net interest income	38,020	38,502	109,371	116,566
Provision for credit losses	1,332	1,752	2,091	6,756
Net interest income after provision for credit losses	36,688	36,750	107,280	109,810
Non-interest income:
Wealth management fees	2,025	1,673	5,845	4,933
Deposit and interchange fees	2,282	1,987	6,635	6,330
Income on bank-owned life insurance, net	518	327	1,479	950
Net losses on sales of debt securities	(2)	—	(2)	(2,419)
Net gains on sales of loans	57	14	123	34
Net gains (losses) on equity securities	604	(181)	1,170	(8)
Other income	656	666	2,013	2,242
Total non-interest income	6,140	4,486	17,263	12,062
Non-interest expense:
Salaries and employee benefits	20,097	19,159	58,948	53,815
Occupancy and equipment expenses	2,438	2,433	7,303	7,439
Technology and telecommunications expenses	2,618	2,626	8,021	7,937
Advertising and public relations expenses	559	592	1,976	2,077
Audit, legal and other professional fees	569	735	2,014	2,157
Deposit insurance premiums	900	654	2,621	1,944
Supplies and postage expenses	261	251	738	753
Other operating expenses	1,911	1,862	5,669	5,853
Total non-interest expense	29,353	28,312	87,290	81,975
Income before income taxes	13,475	12,924	37,253	39,897
Provision for income taxes	3,488	3,225	9,247	9,746
Net income	$9,987	$9,699	$28,006	$30,151

Basic earnings per share	$0.80	$0.79	$2.26	$2.47
Diluted earnings per share	$0.80	$0.79	$2.26	$2.46

Basic weighted average common shares outstanding	12,428,543	12,247,892	12,370,812	12,210,740
Diluted weighted average common shares outstanding	12,438,160	12,264,778	12,379,390	12,233,861
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$9,987	$9,699	$28,006	$30,151
Other comprehensive income (loss), net of tax
Net change in fair value of debt securities	19,684	(15,573)	17,141	(6,959)
Total other comprehensive income (loss), net of tax	19,684	(15,573)	17,141	(6,959)
Total comprehensive income (loss), net	$29,671	$(5,874)	$45,147	$23,192

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2024	12,424,407	$124	$109,137	$313,486	$(82,306)	$340,441
Net income				9,987		9,987
Other comprehensive income, net					19,684	19,684
Common stock dividend declared ($0.24 per share)				(2,976)		(2,976)
Common stock issued under dividend reinvestment plan	13,463	—	408			408
Common stock issued, other	339	—	10			10
Stock-based compensation, net	(8,762)	—	589			589
Net settlement for employee taxes on restricted stock and options	(1,623)	—	(52)			(52)
Stock options exercised, net	602	—	18			18
Balance at September 30, 2024	12,428,426	$124	$110,110	$320,497	$(62,622)	$368,109

Balance at June 30, 2023	12,244,733	$122	$105,552	$289,409	$(87,593)	$307,490
Net income				9,699		9,699
Other comprehensive loss, net					(15,573)	(15,573)
Common stock dividend declared ($0.23 per share)				(2,817)		(2,817)
Common stock issued under dividend reinvestment plan	12,926	1	377			378
Common stock issued, other	244	—	6			6
Stock-based compensation, net	(415)	—	542			542
Net settlement for employee taxes on restricted stock and options	(1,625)	—	(49)			(49)
Stock options exercised, net	1,101	—	23			23
Balance at September 30, 2023	12,256,964	$123	$106,451	$296,291	$(103,166)	$299,699

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	12,272,674	$123	$107,377	$301,380	$(79,763)	$329,117
Net income				28,006		28,006
Other comprehensive income, net					17,141	17,141
Common stock dividends declared ($0.72 per share)				(8,889)		(8,889)
Common stock issued under dividend reinvestment plan	44,459	—	1,214			1,214
Common stock issued, other	968	—	27			27
Stock-based compensation, net	114,758	1	1,763			1,764
Net settlement for employee taxes on restricted stock and options	(12,516)	—	(383)			(383)
Stock options exercised, net	8,083	—	112			112
Balance at September 30, 2024	12,428,426	$124	$110,110	$320,497	$(62,622)	$368,109

Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				30,151		30,151
Other comprehensive loss, net					(6,959)	(6,959)
Common stock dividends declared ($0.69 per share)				(8,420)		(8,420)
Common stock issued under dividend reinvestment plan	37,145	1	1,123			1,124
Common stock issued, other	975	—	30			30
Stock-based compensation, net	79,166	1	1,823			1,824
Net settlement for employee taxes on restricted stock and options	(9,229)	—	(444)			(444)
Stock options exercised, net	15,391	—	126			126
Balance at September 30, 2023	12,256,964	$123	$106,451	$296,291	$(103,166)	$299,699
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$28,006	$30,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,091	6,756
Depreciation and amortization	4,304	4,700
Stock-based compensation expense	1,691	1,735
Income on bank-owned life insurance, net	(1,479)	(950)
Net losses on sales of debt securities	2	2,419
Mortgage loans originated for sale	(9,673)	(2,047)
Proceeds from mortgage loans sold	8,767	2,081
Net gains on sales of loans	(123)	(34)
Net (gains) losses on equity securities	(1,170)	8
Changes in:
Net decrease (increase) in other assets	1,109	(6,785)
Net decrease in other liabilities	(5,097)	(734)
Net cash provided by operating activities	28,428	37,300
Cash flows from investing activities:
Proceeds from sales of debt securities	212	84,779
Proceeds from maturities, calls and pay-downs of debt securities	59,861	46,258
Net purchases of equity securities	(1,220)	(1,777)
Net purchases of FHLB capital stock	(80)	(60)
Net increase in loans	(291,294)	(223,586)
Additions to premises and equipment, net	(2,069)	(3,169)
Net cash used in investing activities	(234,590)	(97,555)
Cash flows from financing activities:
Net increase in deposits	211,940	24,597
Advancements from long-term borrowings	38,800	1,443
Repayments of long-term borrowings	(4,619)	(369)
Cash dividends paid, net of dividend reinvestment plan	(7,675)	(7,296)
Proceeds from issuance of common stock	27	30
Net settlement for employee taxes on restricted stock and options	(383)	(444)
Net proceeds from stock option exercises	112	126
Net cash provided by financing activities	238,202	18,087

Net increase (decrease) in cash and cash equivalents	32,040	(42,168)
Cash and cash equivalents at beginning of period	56,592	267,589
Cash and cash equivalents at end of period	$88,632	$225,421
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this "Form 10-Q"), have been prepared in accordance with U.S. GAAP for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

(b) Recent Accounting Pronouncements

Accounting pronouncements not yet adopted by the Company
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements — Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532, Disclosure Update and Simplification, that was issued in 2018. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.

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

(c) Subsequent Events

The Company has evaluated subsequent events and transactions from September 30, 2024 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

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
(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$—	$—	$—	$—
U.S. Treasury securities	6,998	—	642	6,356
Federal agency CMO	357,740	114	50,691	307,163
Federal agency MBS	20,544	53	2,377	18,220
Taxable municipal securities	262,058	111	25,816	236,353
Tax-exempt municipal securities	40,540	63	272	40,331
Corporate bonds	3,469	1	32	3,438
Subordinated corporate bonds	11,962	3	1,299	10,666
Total debt securities, at fair value	$703,311	$345	$81,129	$622,527

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,006	$—	$28	$4,978
U.S. Treasury securities	16,993	—	1,068	15,925
Federal agency CMO	396,665	33	61,947	334,751
Federal agency MBS	21,586	31	2,805	18,812
Taxable municipal securities	262,168	34	35,225	226,977
Tax-exempt municipal securities	45,548	156	285	45,419
Corporate bonds	4,058	—	92	3,966
Subordinated corporate bonds	11,957	—	1,672	10,285
Total debt securities, at fair value	$763,981	$254	$103,122	$661,113
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $3.3 million at September 30, 2024 and $3.1 million at December 31, 2023.

At September 30, 2024, management performed its quarterly analysis of all securities with unrealized losses and determined that the losses were attributable to significant increases in market interest rates from March 2022 through July 2023.

Management concluded that no ACL for available-for-sale securities was necessary as of September 30, 2024 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell any such security before the recovery of its amortized cost basis.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$—	$—	$—	$—	$—	$—	—
U.S. Treasury securities	—	—	6,356	642	6,356	642	1
Federal agency CMO	—	—	286,013	50,691	286,013	50,691	83
Federal agency MBS	—	—	16,517	2,377	16,517	2,377	10
Taxable municipal securities	1,675	141	231,367	25,675	233,042	25,816	249
Tax-exempt municipal securities	3,944	30	17,239	242	21,183	272	46
Corporate bonds	—	—	3,096	32	3,096	32	14
Subordinated corporate bonds	—	—	8,701	1,299	8,701	1,299	5
Total	$5,619	$171	$569,289	$80,958	$574,908	$81,129	408

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,978	$28	$—	$—	$4,978	$28	1
U.S. Treasury securities	—	—	15,925	1,068	15,925	1,068	4
Federal agency CMO	8,810	18	311,221	61,929	320,031	61,947	86
Federal agency MBS	—	—	17,114	2,805	17,114	2,805	10
Taxable municipal securities	1,993	316	223,949	34,909	225,942	35,225	251
Tax-exempt municipal securities	11,890	55	10,519	230	22,409	285	53
Corporate bonds	—	—	3,966	92	3,966	92	18
Subordinated corporate bonds	—	—	10,285	1,672	10,285	1,672	6
Total	$27,671	$417	$592,979	$102,705	$620,650	$103,122	429

The contractual maturity distribution at September 30, 2024 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$16,004	$15,884
Due after one, but within five years	93,327	89,536
Due after five, but within ten years	231,203	206,591
Due after ten years	362,777	310,516
Total debt securities	$703,311	$622,527

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $135.2 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $611.9 million and $650.8 million at September 30, 2024 and December 31, 2023, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Sales of debt securities for the three and nine months ended September 30, 2024 and September 30, 2023 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Amortized cost of debt securities sold (1)	$214	$—	$214	$87,198
Gross realized gains on sales	—	—	—	—
Gross realized losses on sales	(2)	—	(2)	(2,419)
Total proceeds from sales of debt securities	$212	$—	$212	$84,779
________________________________________
(1)     Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Equity Securities

At September 30, 2024, the Company held equity securities with a fair value of $9.4 million, which consisted of $6.1 million in management directed investments and $3.3 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

At December 31, 2023, the Company held equity securities with a fair value of $7.1 million, which consisted of $4.4 million in management directed investments and $2.7 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Net gains and losses recognized on equity securities for the three and nine months ended September 30, 2024 and September 30, 2023 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity securities	$604	$(181)	$1,170	$(8)
Less: Net losses recognized on equity securities sold during the period	(2)	—	(2)	(29)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$606	$(181)	$1,172	$21

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial real estate owner-occupied	$660,063	$619,302
Commercial real estate non owner-occupied	1,579,827	1,445,435
Commercial and industrial	415,642	430,749
Commercial construction	674,434	585,113
Total commercial loans	3,329,966	3,080,599

Residential mortgages	424,030	393,142
Home equity loans and lines	95,982	85,375
Consumer	8,962	8,515
Total retail loans	528,974	487,032
Total loans	3,858,940	3,567,631

ACL for loans	(63,654)	(58,995)
Net loans	$3,795,286	$3,508,636

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $4.0 million at September 30, 2024 and $5.4 million at December 31, 2023.

Accrued interest receivable on loans amounted to $17.2 million and $16.1 million at September 30, 2024 and December 31, 2023, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $157.5 million at September 30, 2024 and $126.6 million at December 31, 2023.

Loans serviced for others

The Company was servicing residential mortgage loans owned by investors amounting to $7.3 million and $7.7 million at September 30, 2024 and December 31, 2023, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $76.1 million and $69.8 million at September 30, 2024 and December 31, 2023, respectively.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial real estate	$439,288	$495,831
Residential mortgages	395,424	369,062
Home equity	35,176	35,540
Total loans pledged to FHLB	$869,888	$900,433

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	Balance at September 30, 2024
	Term Loans by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$35,994	$92,966	$96,808	$86,295	$50,429	$279,758	$4,165	$—	$646,415
Special mention	—	81	—	—	—	6,807	—	—	6,888
Substandard	—	—	1,250	431	—	5,079	—	—	6,760
Total commercial real estate owner-occupied	35,994	93,047	98,058	86,726	50,429	291,644	4,165	—	660,063

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	114,663	143,443	296,611	290,827	155,955	535,979	23,679	353	1,561,510
Special mention	—	—	15,541	—	—	—	—	—	15,541
Substandard	—	—	227	752	456	1,341	—	—	2,776
Total commercial real estate non owner-occupied	114,663	143,443	312,379	291,579	156,411	537,320	23,679	353	1,579,827

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	55,028	64,558	41,121	35,810	19,393	53,362	139,539	1,033	409,844
Special mention	—	—	—	—	221	296	564	—	1,081
Substandard	—	—	3,248	194	—	478	623	174	4,717
Total commercial and industrial	55,028	64,558	44,369	36,004	19,614	54,136	140,726	1,207	415,642

Current period charge-offs	10	44	—	13	—	182	—	—	249

Commercial construction
Pass	88,238	251,268	144,463	107,559	10,391	19,475	37,976	291	659,661
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	14,773	—	—	—	—	—	14,773
Total commercial construction	88,238	251,268	159,236	107,559	10,391	19,475	37,976	291	674,434

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	52,699	80,896	103,319	65,168	44,853	75,068	—	—	422,003
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	786	—	1,241	—	—	2,027
Total residential mortgages	52,699	80,896	103,319	65,954	44,853	76,309	—	—	424,030

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	356	457	787	513	436	2,204	89,749	1,219	95,721
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	62	150	49	261
Total home equity	356	457	787	513	436	2,266	89,899	1,268	95,982

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	3,285	2,197	1,316	1,068	529	567	—	—	8,962
Total consumer	3,285	2,197	1,316	1,068	529	567	—	—	8,962

Current period charge-offs	54	3	1	—	—	1	—	—	59

Total loans	$350,263	$635,866	$719,464	$589,403	$282,663	$981,717	$296,445	$3,119	$3,858,940

Total current period charge-offs	$64	$47	$1	$13	$—	$183	$—	$—	$308

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
	Term Loans by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$82,500	$83,366	$88,178	$52,891	$51,379	$242,518	$2,169	$—	$603,001
Special mention	31	—	—	—	489	6,971	—	—	7,491
Substandard	—	1,311	270	—	—	7,229	—	—	8,810
Total commercial real estate	82,531	84,677	88,448	52,891	51,868	256,718	2,169	—	619,302

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	133,179	288,240	278,833	148,730	165,676	398,516	9,961	107	1,423,242
Special mention	—	15,782	—	—	—	2,977	—	—	18,759
Substandard	—	—	361	—	969	1,654	—	450	3,434
Total commercial real estate non owner-occupied	133,179	304,022	279,194	148,730	166,645	403,147	9,961	557	1,445,435

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	73,608	51,990	45,278	24,778	23,724	44,609	156,465	3,402	423,854
Special mention	—	—	—	70	215	201	2,227	223	2,936
Substandard	—	—	18	—	1	209	316	3,415	3,959
Total commercial and industrial	73,608	51,990	45,296	24,848	23,940	45,019	159,008	7,040	430,749

Current period charge-offs	15	248	—	—	67	266	—	—	596

Commercial construction
Pass	192,462	164,313	143,203	22,017	16,247	10,532	27,261	—	576,035
Special mention	—	7,905	—	—	1,173	—	—	—	9,078
Substandard	—	—	—	—	—	—	—	—	—
Total commercial construction	192,462	172,218	143,203	22,017	17,420	10,532	27,261	—	585,113

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	82,848	107,222	69,979	46,674	19,205	65,311	—	—	391,239
Special mention	—	—	—	—	—	109	—	—	109
Substandard	—	—	236	—	1,055	503	—	—	1,794
Total residential mortgages	82,848	107,222	70,215	46,674	20,260	65,923	—	—	393,142

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	1,203	775	561	444	317	1,738	79,421	636	85,095
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	72	—	208	280
Total home equity	1,203	775	561	444	317	1,810	79,421	844	85,375

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	3,705	1,652	1,371	722	623	442	—	—	8,515
Total consumer	3,705	1,652	1,371	722	623	442	—	—	8,515

Current period charge-offs	35	—	—	—	—	1	—	—	36

Total loans	$569,536	$722,556	$628,288	$296,326	$281,073	$783,591	$277,820	$8,441	$3,567,631

Total current period charge-offs	$50	$248	$—	$—	$67	$267	$—	$—	$632
The total amortized cost basis of adversely classified loans amounted to $54.8 million, or 1.42% of total loans, at September 30, 2024, and $56.7 million, or 1.59% of total loans, at December 31, 2023.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$287	$253	$186	$726	$659,337	$660,063
Commercial real estate non owner-occupied	1,737	—	1,167	2,904	1,576,923	1,579,827
Commercial and industrial	408	617	3,283	4,308	411,334	415,642
Commercial construction	861	—	7,906	8,767	665,667	674,434
Residential mortgages	900	319	1,609	2,828	421,202	424,030
Home equity	79	—	150	229	95,753	95,982
Consumer	21	10	—	31	8,931	8,962
Total loans	$4,293	$1,199	$14,301	$19,793	$3,839,147	$3,858,940

	Balance at December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$459	$270	$212	$941	$618,361	$619,302
Commercial real estate non owner-occupied	722	504	1,122	2,348	1,443,087	1,445,435
Commercial and industrial	660	64	—	724	430,025	430,749
Commercial construction	—	—	—	—	585,113	585,113
Residential mortgages	1,265	—	1,277	2,542	390,600	393,142
Home equity	53	—	97	150	85,225	85,375
Consumer	25	2	—	27	8,488	8,515
Total loans	$3,184	$840	$2,708	$6,732	$3,560,899	$3,567,631
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual according to their payment due status.

At September 30, 2024 and December 31, 2023, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at September 30, 2024
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,489	$2,489	$—	$—
Commercial real estate non owner-occupied	2,776	1,836	940	200
Commercial and industrial	3,851	276	3,575	3,141
Commercial construction	14,773	—	14,773	4,765
Residential mortgages	1,796	1,796	—	—
Home equity	261	261	—	—
Consumer	—	—	—	—
Total loans	$25,946	$6,658	$19,288	$8,106

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,683	$2,683	$—	$—
Commercial real estate non owner-occupied	2,686	1,717	969	229
Commercial and industrial	4,262	736	3,526	2,658
Commercial construction	—	—	—	—
Residential mortgages	1,526	1,526	—	—
Home equity	257	257	—	—
Consumer	—	—	—	—
Total loans	$11,414	$6,919	$4,495	$2,887

The ratio of non-accrual loans to total loans amounted to 0.67% and 0.32% at September 30, 2024 and December 31, 2023, respectively. The increase in non-accrual loans from December 31, 2023 to September 30, 2024 was due primarily to two commercial construction loans that were deemed collateral dependent and added to non-accrual during the period.

At September 30, 2024 and December 31, 2023, additional funding commitments for non-accrual loans were immaterial.

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $27.6 million at September 30, 2024 compared to $13.7 million at December 31, 2023. Total accruing collateral dependent loans amounted to $1.8 million while non-accrual collateral dependent loans amounted to $25.8 million as of September 30, 2024. As of December 31, 2023, total accruing collateral dependent loans amounted to $2.4 million, while non-accrual collateral dependent loans amounted to $11.3 million.

The following tables present the recorded investment in collateral dependent loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at September 30, 2024
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$4,335	$3,790	$3,790	$—	$—
Commercial real estate non owner-occupied	3,783	2,776	1,836	940	200
Commercial and industrial	5,182	3,931	485	3,446	3,013
Commercial construction	14,824	14,773	—	14,773	4,765
Residential mortgages	2,120	2,027	2,027	—	—
Home equity	296	261	261	—	—
Consumer	—	—	—	—	—
Total	$30,540	$27,558	$8,399	$19,159	$7,978

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$4,641	$4,165	$4,165	$—	$—
Commercial real estate non owner-occupied	4,062	2,983	2,015	968	229
Commercial and industrial	6,804	4,332	950	3,382	2,526
Commercial construction	—	—	—	—	—
Residential mortgages	2,117	1,902	1,902	—	—
Home equity	359	281	281	—	—
Consumer	—	—	—	—	—
Total	$17,983	$13,663	$9,313	$4,350	$2,755

At September 30, 2024 and December 31, 2023, additional funding commitments for collateral dependent loans were immaterial.

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

The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the periods indicated:

	Three months ended
	September 30, 2024		September 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total	Payment Deferrals	% of Loan Class Total
Commercial and industrial	$—	—%	$143	0.03%
Commercial construction	7,906	1.17%	—	—%
Total	$7,906	0.20%	$143	—%

	Nine months ended
	September 30, 2024		September 30, 2023
(Dollars in thousands)	Payment Deferrals	% of Loan Class Total	Payment Deferrals	% of Loan Class Total
Commercial real estate owner-occupied	$—	—%	$272	0.01%
Commercial and industrial	—	—%	177	0.04%
Commercial construction	7,906	1.17%	—	—%
Residential mortgages	—	—%	32	0.01%
Total	$7,906	0.20%	$481	0.01%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods indicated:

Three months ended
	September 30, 2024	September 30, 2023
	Weighted Average Payment Deferrals	Weighted Average Payment Deferrals
Commercial and industrial	0.0 years	0.5 years
Commercial construction	0.5 years	0.0 years

Nine months ended
	September 30, 2024	September 30, 2023
	Weighted Average Payment Deferrals	Weighted Average Payment Deferrals
Commercial real estate owner-occupied	0.0 years	0.5 years
Commercial and industrial	0.0 years	0.5 years
Commercial construction	0.5 years	0.0 years
Residential mortgages	0.0 years	0.5 years

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance status of loans that were modified within the preceding twelve months to borrowers experiencing financial difficulty, as of periods indicated:

Balance at September 30, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate owner-occupied	$—	$—	$—	$—	$—
Commercial real estate non owner-occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	7,906	7,906
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$—	$7,906	$7,906

	Balance at September 30, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate owner-occupied	$272	$—	$—	$—	$—
Commercial real estate non owner-occupied	—	—	—	—	—
Commercial and industrial	233	—	—	—	—
Commercial construction	—	—	—	—	—
Residential mortgages	175	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$680	$—	$—	$—	$—

During each of the three and nine months ended September 30, 2024 and September 30, 2023, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty. At September 30, 2024 and September 30, 2023, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the periods indicated:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Provision for credit losses on loans - collectively evaluated	$(663)	$(1,518)	$(476)	$3,052
Provision for credit losses on loans - individually evaluated	2,311	2,512	5,120	2,303
Provision for credit losses on loans	1,648	994	4,644	5,355

Provision for unfunded commitments	(316)	758	(2,553)	1,401

Provision for credit losses	$1,332	$1,752	$2,091	$6,756

ACL for loans

The ACL for loans amounted to $63.7 million and $59.0 million at September 30, 2024 and December 31, 2023, respectively. The ACL for loans to total loans ratio was 1.65% at both September 30, 2024 and December 31, 2023.

The following tables present changes in the ACL for loans by portfolio classification, during the three-month periods indicated:

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2024	$10,572	$28,596	$10,519	$9,429	$2,059	$550	$274	$61,999
Provision for credit losses on loans	(467)	(507)	(943)	3,384	51	109	21	1,648
Recoveries	—	—	68	—	—	1	7	76
Less: Charge-offs	—	—	38	—	—	—	31	69
Ending Balance at September 30, 2024	$10,105	$28,089	$9,606	$12,813	$2,110	$660	$271	$63,654

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2023	$11,178	$28,399	$9,104	$4,718	$2,453	$698	$349	$56,899
Provision for credit losses on loans	(173)	(891)	2,068	594	(396)	(160)	(48)	994
Recoveries	—	—	87	—	—	3	7	97
Less: Charge-offs	—	—	80	—	—	—	5	85
Ending Balance at September 30, 2023	$11,005	$27,508	$11,179	$5,312	$2,057	$541	$303	$57,905

The following tables present changes in the ACL for loans by portfolio classification, during the nine-month periods indicated:

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2023	$10,454	$27,620	$11,089	$6,787	$2,152	$579	$314	$58,995
Provision for credit losses for loans	(349)	469	(1,535)	6,026	(42)	76	(1)	4,644
Recoveries	—	—	301	—	—	5	17	323
Less: Charge-offs	—	—	249	—	—	—	59	308
Ending Balance at September 30, 2024	$10,105	$28,089	$9,606	$12,813	$2,110	$660	$271	$63,654

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$10,304	$26,260	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses for loans	701	1,248	2,368	1,351	(198)	(100)	(15)	5,355
Recoveries	—	—	298	—	—	8	13	319
Less: Charge-offs	—	—	383	—	—	—	26	409
Ending Balance at September 30, 2023	$11,005	$27,508	$11,179	$5,312	$2,057	$541	$303	$57,905

Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $4.6 million at September 30, 2024 and $7.1 million at December 31, 2023. Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of September 30, 2024.

Other real estate owned

The Company carried no OREO at September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, the Company had $1.1 million and $1.2 million, respectively, in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

As of September 30, 2024, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Lease expense for the three and nine months ended September 30, 2024 amounted to $409 thousand and $1.2 million, respectively, compared to $410 thousand and $1.2 million for the three and nine months ended September 30, 2023, respectively. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at September 30, 2024 and September 30, 2023 was 27.8 years and 28.6 years, respectively. The weighted average discount rate was 3.55% at both September 30, 2024 and September 30, 2023.

At September 30, 2024, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2024 (remaining three months)	$384
2025	1,457
2026	1,468
2027	1,474
2028	1,477
Thereafter	31,723
Total lease payments	37,983
Less: Imputed interest	13,973
Total lease liability	$24,010

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-interest checking	$1,064,424	$1,061,009
Interest-bearing checking	682,050	697,632
Savings	279,824	294,865
Money market	1,488,437	1,402,939
CDs $250,000 or less	375,055	295,789
CDs greater than $250,000	299,671	225,287
Deposits	$4,189,461	$3,977,521

All of the Company's deposits outstanding at both September 30, 2024 and December 31, 2023 were customer deposits, and the Company had no brokered deposits at either September 30, 2024 or December 31, 2023. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $875.3 million and $835.0 million at September 30, 2024 and December 31, 2023, respectively.

(7)Borrowed Funds and Subordinated Debt

Borrowed funds at September 30, 2024 and December 31, 2023 are summarized, as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	Rate	Balance	Rate
Within 12 months	$51,400	4.85%	$20,000	4.84%
Between 1 and 5 years	270	—%	270	—%
Over 5 years	8,279	1.17%	5,498	1.09%
Total borrowed funds	$59,949	4.32%	$25,768	3.99%

The Company's borrowed funds at September 30, 2024 and December 31, 2023 were comprised of FRB advances through the BTFP and term advances related to specific lending projects funded under community development programs through the FHLB and NH BFA.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.7 million at September 30, 2024 and $59.5 million at December 31, 2023. The outstanding subordinated notes are due on July 15, 2030 and callable at the Company's option on or after July 15, 2025.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(8)    Derivatives and Hedging Activities

For further information on the Company's derivatives and hedging activities, see Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2023 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values at the periods presented:

	September 30, 2024
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$100,000	$702
Total derivatives designated as hedging instruments	$—	$—	$100,000	$702

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,329	$481
Interest-rate contracts - pay fixed, receive floating	7,329	481	—	—
Risk participation agreements sold	—	—	46,533	55
Total derivatives not subject to hedge accounting	$7,329	$481	$53,862	$536

	December 31, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$100,000	$760
Total derivatives designated as hedging instruments	$—	$—	$100,000	$760

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$7,524	$630
Interest-rate contracts - pay fixed, receive floating	7,524	630	—	—
Risk participation agreements sold	—	—	46,910	65
Total derivatives not subject to hedge accounting	$7,524	$630	$54,434	$695
_________________________________________
(1) Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.
(2) The assets and liabilities related to the pay fixed, receive floating interest-rate contracts are subject to a master netting agreement and are presented net in the Company's Consolidated Balance Sheet.

The Company had no derivatives designated as cash flow hedges at either September 30, 2024 or December 31, 2023.

Derivatives designated as hedging instruments

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of adverse interest-rate fluctuations on specifically identified assets or liabilities. The Company's fair value hedges are used to manage its exposure to changes in the fair value of hedged items caused by changes in interest rates.

The Company had three interest rate swap agreements with a combined notional value of $100.0 million at September 30, 2024 and December 31, 2023. Each interest rate swap agreement was designated as a fair value hedge and involves the net settlement of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented:

		September 30, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location of Hedged Item	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Interest-rate contracts - loans	Loans	$100,682	$682	$100,755	$755

The table below presents the gains (losses) from interest rate derivatives accounted for as fair value hedges and the related hedged items during the periods indicated:

		Three months ended		Nine months ended
(Dollars in thousands)	Affected Income Statement Line Item	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives designated as fair value hedges:
Fair value adjustments on derivatives	Net interest income	$(847)	$134	$58	$393
Fair value adjustments on hedged instrument	Net interest income	854	(141)	(73)	(404)
Total		$7	$(7)	$(15)	$(11)

Derivatives not subject to hedge accounting

Interest-rate Contracts

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of four interest-rate swaps outstanding at September 30, 2024 and December 31, 2023. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the nine months ended September 30, 2024 or September 30, 2023.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At September 30, 2024 and December 31, 2023, all back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

Risk Participation Agreements

The Company enters into RPAs for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPAs and the customers' loan are secured by the same collateral.

Credit-risk-related Contingent Features

By using derivative financial instruments, the Company exposes itself to counterparty credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. The credit risk in derivative instruments is mitigated by entering into transactions with highly rated counterparties that management believes to be creditworthy. As of September 30, 2024, the Company had two active interest-rate swap institutional counterparties both of which had investment grade credit ratings.

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of September 30, 2024 and December 31, 2023, the Company had credit risk exposure relating to interest-rate swaps with counterparties of $223 thousand and $492 thousand, respectively and cash posted by counterparties amounted to $120 thousand and $590 thousand at September 30, 2024 and December 31, 2023, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
As of September 30, 2024 and December 31, 2023, cash collateral posted by the Company amounted to $760 thousand and $570 thousand, respectively.

As of September 30, 2024, the fair value of derivatives related to these agreements was at a net liability position of $457 thousand, which excludes any adjustment for nonperformance risk.

Other Derivative Related Activity

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At September 30, 2024 and December 31, 2023, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

As of September 30, 2024 and December 31, 2023, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III capital guidelines.

The Company's and the Bank's actual capital amounts and ratios are presented as of September 30, 2024 and December 31, 2023 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
The Company (consolidated)
Total Capital to risk-weighted assets	$536,317	13.07%	$328,303	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	425,075	10.36%	246,227	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	425,075	8.68%	195,988	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	425,075	10.36%	184,670	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$535,649	13.05%	$328,303	8.00%	$410,378	10.00%
Tier 1 Capital to risk-weighted assets	484,143	11.80%	246,227	6.00%	328,303	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	484,143	9.88%	195,988	4.00%	244,985	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	484,143	11.80%	184,670	4.50%	266,746	6.50%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
The Company (consolidated)
Total Capital to risk-weighted assets	$511,692	13.12%	$312,035	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	403,224	10.34%	234,026	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	403,224	8.74%	184,471	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	403,224	10.34%	175,520	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$510,645	13.09%	$312,035	8.00%	$390,044	10.00%
Tier 1 Capital to risk-weighted assets	461,675	11.84%	234,026	6.00%	312,035	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	461,675	10.01%	184,471	4.00%	230,589	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	461,675	11.84%	175,520	4.50%	253,528	6.50%
__________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of September 30, 2024, and December 31, 2023. See discussion     below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of September 30, 2024. At September 30, 2024, the capital conservation buffer amounted to $102.6 million for both the Company and the Bank.

(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended September 30, 2024			Three months ended September 30, 2023
(Dollars in thousands)	Pre-Tax	Tax Expense	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$25,423	$(5,741)	$19,682	$(20,132)	$4,559	$(15,573)
Less: net security losses reclassified into non-interest income	(2)	—	(2)	—	—	—
Total other comprehensive loss, net	$25,425	$(5,741)	$19,684	$(20,132)	$4,559	$(15,573)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(Dollars in thousands)	Pre-Tax	Tax Expense	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$22,082	$(4,943)	$17,139	$(11,477)	$2,633	$(8,844)
Less: net security losses reclassified into non-interest income	(2)	—	(2)	(2,419)	534	(1,885)
Total other comprehensive (loss) income, net	$22,084	$(4,943)	$17,141	$(9,058)	$2,099	$(6,959)

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Information on the Company's accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Losses on Debt Securities
(Dollars in thousands)	Three months ended September 30, 2024	Three months ended September 30, 2023
Accumulated other comprehensive loss - beginning balance	$(82,306)	$(87,593)
Total other comprehensive income (loss), net	19,684	(15,573)
Accumulated other comprehensive loss - ending balance	$(62,622)	$(103,166)

	Unrealized Losses on Debt Securities
(Dollars in thousands)	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Accumulated other comprehensive loss - beginning balance	$(79,763)	$(96,207)
Total other comprehensive income (loss), net	17,141	(6,959)
Accumulated other comprehensive loss - ending balance	$(62,622)	$(103,166)

(11)Stock-Based Compensation

There have been no material changes to The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan (the "2016 Plan") since December 31, 2023. As of September 30, 2024, 268,677 shares of Company common stock remained available for future grants under the 2016 Plan.

Total stock-based compensation expense was $622 thousand and $1.7 million for the three and nine months ended September 30, 2024, respectively, compared to $584 thousand and $1.7 million for the three and nine months ended September 30, 2023, respectively.

Stock Option Awards

The Company issued no stock options during the nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, there were 13,350 unvested outstanding stock options that are expected to vest over the remaining weighted average vesting period of 1.2 years.

The Company recognized stock-based compensation expense related to stock option awards of $39 thousand and $107 thousand for the three and nine months ended September 30, 2024, respectively, compared to $40 thousand and $136 thousand for the three and nine months ended September 30, 2023, respectively.

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
Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $550 thousand and $1.4 million for the three and nine months ended September 30, 2024, respectively, compared to $502 thousand and $1.4 million for the three and nine months ended September 30, 2023, respectively.

Stock in Lieu of Directors' Fees

Non-employee members of the Company's Board of Directors (the "Board") may opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. Stock-based compensation expense related to these directors' fees amounted to $33 thousand and $145 thousand for the three and nine months ended September 30, 2024, respectively, compared to $42 thousand and $165 thousand for the three and nine months ended September 30, 2023, respectively.

(12)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	12,428,543	12,247,892	12,370,812	12,210,740
Dilutive shares	9,617	16,886	8,578	23,121
Diluted weighted average common shares outstanding	12,438,160	12,264,778	12,379,390	12,233,861

Stock options outstanding that were determined to be anti-dilutive, and therefore excluded from the calculation of dilutive shares, amounted to 79,177 and 101,793 for the three and nine months ended September 30, 2024, respectively, compared to 105,166 and 48,525 for the three and nine months ended September 30, 2023, respectively. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted stock awards amounted to 179,451 shares and 130,039 shares as of September 30, 2024 and December 31, 2023, respectively.

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
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2024
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$622,527	$—	$622,527	$—
Equity securities	9,448	9,448	—	—
FHLB stock	2,482	—	2,482	—
Interest-rate swaps	481	—	481	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	11,181	—	—	11,181

Liabilities measured on a recurring basis:
Interest-rate swaps	$1,183	$—	$1,183	$—
RPAs sold	55	—	55	—

	December 31, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$661,113	$—	$661,113	$—
Equity securities	7,058	7,058	—	—
FHLB stock	2,402	—	2,402	—
Interest-rate swaps	630	—	630	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	1,595	—	—	1,595

Liabilities measured on a recurring basis:
Interest-rate swaps	$1,390	$—	$1,390	$—
RPAs sold	65	—	65	—

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
and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $8.0 million at September 30, 2024, compared to $2.8 million at December 31, 2023.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2024 and December 31, 2023:

	Fair Value
(Dollars in thousands)	September 30, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$11,181	$1,595	Appraisal of collateral	Appraisal adjustments(1)	15% - 75%
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
Financial instruments for which the fair value is disclosed but not recognized on the Company's Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	September 30, 2024
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,229	$1,227	$—	$1,227	$—
Loans, net	3,795,286	3,682,641	—	—	3,682,641
Financial liabilities:
CDs	674,726	675,385	—	675,385	—
Borrowed funds	59,949	57,914	—	57,914	—
Subordinated debt	59,736	61,059	—	61,059	—

	December 31, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$200	$201	$—	$201	$—
Loans, net	3,508,636	3,353,968	—	—	3,353,968
Financial liabilities:
CDs	521,076	518,928	—	518,928	—
Borrowed funds	25,768	24,081	—	24,081	—
Subordinated debt	59,498	55,572	—	55,572	—

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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2024 and September 30, 2023 is as follows:

	Nine months ended September 30,
(Dollars in thousands)	2024	2023
Supplemental financial data:
Cash paid for: interest	$56,907	$30,557
Cash paid for: income taxes	11,785	12,277
Cash paid for: lease liability	1,067	1,034
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report on Form 10-K"), as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 8, 2024.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•potential recession in the U.S. and our market areas;
•the impacts related to or resulting from bank failures and any uncertainty in the banking industry, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto;
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
•the resurgence of elevated levels of inflation or inflationary pressures in the U.S. and our market areas, and its impact on market interest rates, the economy and credit quality;
•increases in unemployment rates in the U.S. and our market areas;
•deterioration of capital markets, which could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;
•changes in market interest rates, whether due to the current elevated interest rate environment of future reductions in interest rates, could negatively impact the pricing of our loans and deposits and decrease our net interest income or net interest margin;
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
•changes in tariffs and trade barriers;
•uncertainty regarding U.S. fiscal debt, deficit and budget matters;
•severe weather, natural disasters, acts of war or terrorism, geopolitical instability or other external events;
•the impact of changes in U.S. presidential administrations of Congress;
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

See Part I, Item 1, "Business," under the "Risk Management Framework," of the Company's 2023 Annual Report on Form 10-K, for additional information on the Company's key risk mitigation strategies, and Part I, Item 1A, "Risk Factors," and Item 1C, "Cybersecurity," of the Company's 2023 Annual Report on Form 10-K for numerous factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model.

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

Overview

Executive Summary

Net income for the three months ended September 30, 2024, amounted to $10.0 million, or $0.80 per diluted common share, compared to $9.7 million, or $0.79 per diluted common share, for the three months ended September 30, 2023. The increase in net income of $288 thousand was attributable primarily to an increase in non-interest income of $1.7 million, partially offset by an increase in non-interest expense of $1.0 million and a decrease in net interest income of $482 thousand.

Net income for the nine months ended September 30, 2024, amounted to $28.0 million, or $2.26 per diluted common share, compared to $30.2 million, or $2.46 per diluted common share, for the nine months ended September 30, 2023. The decrease in net income of $2.1 million was attributable primarily to a decrease in net interest income of $7.2 million and an increase in non-interest expense of $5.3 million, partially offset by a decrease in the provision for credit losses of $4.7 million and an increase in non-interest income of $5.2 million.

Total assets amounted to $4.74 billion at September 30, 2024, compared to $4.47 billion at December 31, 2023, an increase of $276.8 million, or 6%. The increase was due primarily to an increase in total loans of $291.3 million, or 8%, with growth primarily in commercial real estate and construction loans.

At September 30, 2024, the non-performing loan to total loan ratio amounted to 0.67% compared to 0.32% at December 31, 2023. The increase in non-performing loans resulted primarily from two individually evaluated commercial construction loans which were placed on non-accrual in 2024. The ACL for loans to total loans ratio was 1.65% at both September 30, 2024 and December 31, 2023.

Total deposits amounted to $4.19 billion at September 30, 2024, an increase of $211.9 million, or 5%, compared to December 31, 2023, due primarily to increases in money market and certificate of deposit balances of $85.5 million and $153.6 million, respectively.

Shareholders' equity increased $39.0 million, or 12%, during the nine months ended September 30, 2024, due primarily to an increase in retained earnings of $19.1 million and a decrease in the accumulated other comprehensive loss of $17.1 million.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three-month periods indicated:

	At or for the three months ended
(Dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Balance Sheet Data
Total cash and cash equivalents	$88,632	$199,719	$147,834	$56,592	$225,421
Total investment securities at fair value	631,975	636,838	652,026	668,171	678,932
Total loans	3,858,940	3,768,649	3,654,322	3,567,631	3,404,014
Allowance for credit losses	(63,654)	(61,999)	(60,741)	(58,995)	(57,905)
Total assets	4,742,809	4,773,681	4,624,015	4,466,034	4,482,374
Total deposits	4,189,461	4,248,801	4,106,119	3,977,521	4,060,403
Borrowed funds	59,949	61,785	63,246	25,768	4,290
Subordinated debt	59,736	59,657	59,577	59,498	59,419
Total shareholders' equity	368,109	340,441	333,439	329,117	299,699
Total liabilities and shareholders' equity	4,742,809	4,773,681	4,624,015	4,466,034	4,482,374

Wealth Management
Wealth assets under management	$1,212,076	$1,129,147	$1,105,036	$1,077,761	$984,647
Wealth assets under administration	$302,891	$267,529	$268,074	$242,338	$211,046

Shareholders' Equity Ratios
Book value per common share	$29.62	$27.40	$26.94	$26.82	$24.45
Dividends paid per common share	$0.24	$0.24	$0.24	$0.23	$0.23

Regulatory Capital Ratios
Total capital to risk-weighted assets	13.07%	13.07%	13.20%	13.12%	13.45%
Tier 1 capital to risk-weighted assets(1)	10.36%	10.34%	10.43%	10.34%	10.61%
Tier 1 capital to average assets	8.68%	8.76%	8.85%	8.74%	8.59%

Credit Quality Data
Non-performing loans	$25,946	$17,731	$18,527	$11,414	$11,656
Non-performing loans to total loans	0.67%	0.47%	0.51%	0.32%	0.34%
Non-performing assets to total assets(2)	0.55%	0.37%	0.40%	0.26%	0.26%
ACL for loans to total loans	1.65%	1.65%	1.66%	1.65%	1.70%
Net (recoveries) charge-offs	$(7)	$(130)	$122	$15	$(12)

Income Statement Data
Net interest income	$38,020	$36,161	$35,190	$36,518	$38,502
Provision for credit losses	1,332	137	622	2,493	1,752
Total non-interest income	6,140	5,628	5,495	5,547	4,486
Total non-interest expense	29,353	29,029	28,908	28,224	28,312
Income before income taxes	13,475	12,623	11,155	11,348	12,924
Provision for income taxes	3,488	3,111	2,648	3,441	3,225
Net income	$9,987	$9,512	$8,507	$7,907	$9,699

Income Statement Ratios
Diluted earnings per common share	$0.80	$0.77	$0.69	$0.64	$0.79
Return on average total assets	0.82%	0.82%	0.75%	0.69%	0.85%
Return on average shareholders' equity	11.20%	11.55%	10.47%	10.21%	12.53%
Net interest margin (tax-equivalent)(3)	3.22%	3.19%	3.20%	3.29%	3.46%
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

Results of Operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Unless otherwise indicated, the reported results in this subsection are for the three months ended September 30, 2024, with references to the "prior year period" and "comparable period" being the three months ended September 30, 2023. Average yields are presented on an annualized tax-equivalent basis (non-GAAP).

Net Income
Net income for the three months ended September 30, 2024, amounted to $10.0 million, an increase of $288 thousand, or 3%, compared to the prior year period.

Net Interest Income
Net interest income amounted to $38.0 million, a decrease of $482 thousand, or 1%, compared to the prior year period. The decrease was due primarily to increases in deposit interest expense of $7.7 million and borrowings interest expense of $646 thousand and a decrease in income on other interest-earning assets of $971 thousand, partially offset by an increase in loan interest income of $9.3 million.

The increase in interest expense during the period was attributed primarily to an increase in the cost of funds and changes in deposit mix, while the increase in interest income during the period was due primarily to loan growth and higher market interest rates.

Net Interest Margin
Net interest margin was 3.22% for the three months ended September 30, 2024, compared to 3.46% for the prior year period.

Net interest margin compared to the prior year period was impacted by the following factors:
•Average other interest-earning assets decreased $79.0 million, or 30%, while the yield increased 20 basis points.
•Average investment securities decreased $88.3 million, or 11%, and the tax-equivalent yield decreased 1 basis point.
•Average total loans increased $441.0 million, or 13%, and the tax-equivalent yield increased 38 basis points.
•Average total deposits increased $187.3 million, or 5%, and the yield increased 67 basis points.
•Average borrowed funds increased $56.3 million, and the yield increased 208 basis points.

The decrease in net interest margin over the respective periods was due primarily to an increase in funding costs, partially offset by increases in loan and other interest-earning asset yields in addition to loan growth. Funding costs were impacted primarily by increases in market interest rates, increased competition for deposits and changes in deposit mix as depositors sought higher yielding money market and certificate of deposit products. Loan yields increased from loans originating and repricing at higher market rates.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2024, compared to September 30, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Other interest-earning assets(1)	$(971)	$(1,096)	$125
Investment securities (tax-equivalent)	(499)	(471)	(28)
Loans and loans held for sale (tax-equivalent)	9,312	5,999	3,313
Total interest-earning assets (tax-equivalent)	7,842	4,432	3,410
Interest expense
Interest checking, savings and money market	3,832	312	3,520
CDs	3,860	2,284	1,576
Borrowed funds	646	598	48
Subordinated debt	—	5	(5)
Total interest-bearing funding	8,338	3,199	5,139
Change in net interest income (tax-equivalent)	$(496)	$1,233	$(1,729)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended September 30, 2024 and 2023:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended September 30, 2024			Three months ended September 30, 2023
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Other interest-earning assets(2)	$181,465	$2,497	5.48%	$260,475	$3,468	5.28%
Investment securities(3) (tax-equivalent)	731,815	3,945	2.16%	820,156	4,444	2.17%
Loans and loans held for sale(4) (tax-equivalent)	3,813,800	53,956	5.63%	3,372,754	44,644	5.25%
Total interest-earnings assets (tax-equivalent)	4,727,080	60,398	5.09%	4,453,385	52,556	4.69%
Other assets	104,284			82,190
Total assets	$4,831,364			$4,535,575

Liabilities and stockholders' equity:
Non-interest checking	$1,069,130	$—		$1,186,243	$—
Interest checking, savings and money market	2,574,439	13,017	2.01%	2,491,229	9,185	1.47%
CDs	651,614	7,564	4.62%	430,376	3,704	3.41%
Total deposits	4,295,183	20,581	1.91%	4,107,848	12,889	1.24%
Borrowed funds	61,232	674	4.38%	4,938	28	2.30%
Subordinated debt(5)	59,689	866	5.81%	59,372	866	5.84%
Total funding liabilities	4,416,104	22,121	1.99%	4,172,158	13,783	1.31%
Other liabilities	60,524			56,414
Total liabilities	4,476,628			4,228,572
Stockholders' equity	354,736			307,003
Total liabilities and stockholders' equity	$4,831,364			$4,535,575

Net interest-rate spread (tax-equivalent)			3.10%			3.38%
Net interest income (tax-equivalent)		38,277			38,773
Net interest margin (tax-equivalent)			3.22%			3.46%
Less tax-equivalent adjustment		257			271
Net interest income		$38,020			$38,502
Net interest margin			3.20%			3.43%
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
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for each of the three-month periods ended September 30, 2024 and September 30, 2023 are presented below:

	Three months ended		Increase / (Decrease)
(Dollars in thousands)	September 30, 2024	September 30, 2023
Provision for credit losses on loans - collectively evaluated	$(663)	$(1,518)	$855
Provision for credit losses on loans - individually evaluated	2,311	2,512	(201)
Provision for credit losses on loans	1,648	994	654

Provision for unfunded commitments	(316)	758	(1,074)

Provision for credit losses	$1,332	$1,752	$(420)

The provision for credit losses for the three months ended September 30, 2024 was comprised of the following components:
•A negative provision on loans collectively evaluated of $663 thousand resulting from a decrease in qualitative factors, partially offset by loan growth during the period.
•A provision on individually evaluated loans of $2.3 million due primarily to the addition of one individually evaluated commercial relationship with specific reserves of $3.4 million, partially offset by a reduction of $1.2 million in specific reserves resulting from a commercial relationship that experienced improvement in its collateral valuation during the period.
•A negative provision of $316 thousand due to a decrease in off-balance sheet commitments during the period.

The increase in the provision for credit losses on loans of $654 thousand was driven by an increase in the provision for credit losses on loans collectively evaluated of $855 thousand which was due to primarily a reduction of qualitative factors in the current year period which were of lesser magnitude that those in the prior year period.

The decrease in the provision for unfunded commitments for the three months ended September 30, 2024 compared to the prior year period of $1.1 million was driven primarily by a decrease in off-balance sheet commitments during the period.

The ACL to total loans ratio was 1.65% at September 30, 2024 compared to 1.70% at September 30, 2023.

Non-Interest Income
Non-interest income for the three months ended September 30, 2024, amounted to $6.1 million, an increase of $1.7 million compared to the prior year period. The increase in non-interest income was due primarily to increases in gains on equity securities, wealth management fees and deposit and interchange fees.

Non-Interest Expense
Non-interest expense for the three months ended September 30, 2024, amounted to $29.4 million, an increase of $1.0 million, or 4%, compared to the prior year period. The increase in non-interest expense was due primarily to an increase in salaries and employee benefits expense.

Income Taxes
The effective tax rate for the three months ended September 30, 2024, was 25.9%, compared to 25.0% for the three months ended September 30, 2023.

Results of Operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Unless otherwise indicated, the reported results in this subsection are for the nine months ended September 30, 2024, with references to the "prior year period," and "comparable period" being the nine months ended September 30, 2023. Average yields are presented on an annualized tax-equivalent basis (non-GAAP).

Net Income
Net income for the nine months ended September 30, 2024, amounted to $28.0 million, a decrease of $2.1 million, or 7%, compared to the prior year period.

Net Interest Income
Net interest income for the nine months ended September 30, 2024, amounted to $109.4 million, a decrease of $7.2 million, or 6%, compared to the prior year period. The decrease was due largely to an increase in deposit interest expense of $28.5 million and decreases in interest and dividend income on investments of $2.5 million and other interest-earning assets income of $2.2 million, partially offset by an increase in loan interest income of $28.0 million. The increase in interest expense during the period was attributed primarily to an increase in the cost of funds and changes in deposit mix, while the increase in loan interest income during the period was due primarily to loan growth and higher market interest rates.

Net Interest Margin
Net interest margin was 3.20% for the nine months ended September 30, 2024, compared to 3.59% for the prior year period.

Net interest margin compared to the prior year period was impacted by the following factors:
•Average other interest-earning assets decreased $74.6 million, or 36%, while the yield increased 54 basis points.
•Average investment securities decreased $142.7 million, or 16%, and the tax-equivalent yield decreased 6 basis points.
•Average total loans increased $429.2 million, or 13%, and the tax-equivalent yield increased 41 basis points.
•Average total deposits increased $122.6 million, or 3%, and the yield increased 89 basis points.
•Average borrowed funds increased $58.2 million, and the yield increased 213 basis points.

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

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) volume (change in average portfolio balance multiplied by prior year average rate); and (ii) interest rate (change in average interest rate multiplied by prior year average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Other interest-earning assets(1)	$(2,227)	$(2,989)	$762
Investment securities (tax-equivalent)	(2,774)	(2,331)	(443)
Loans and loans held for sale (tax-equivalent)	28,029	17,273	10,756
Total interest-earning assets (tax-equivalent)	23,028	11,953	11,075

Interest expense
Interest checking, savings and money market	16,584	885	15,699
CDs	11,873	5,915	5,958
Borrowed funds	1,962	1,833	129
Subordinated debt	—	14	(14)
Total interest-bearing funding	30,419	8,647	21,772
Change in net interest income (tax-equivalent)	$(7,391)	$3,306	$(10,697)
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits with banks, federal funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the nine months ended September 30, 2024 and 2023:
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Other interest-earning assets(2)	$130,663	$5,366	5.49%	$205,276	$7,593	4.95%
Investment securities(3) (tax-equivalent)	748,714	12,159	2.17%	891,405	14,933	2.23%
Loans and loans held for sale(4) (tax-equivalent)	3,710,526	154,282	5.55%	3,281,357	126,253	5.14%
Total interest-earnings assets (tax-equivalent)	4,589,903	171,807	5.00%	4,378,038	148,779	4.54%
Other assets	97,714			87,210
Total assets	$4,687,617			$4,465,248

Liabilities and stockholders' equity:
Non-interest checking	$1,058,022	$—		$1,250,672	$—
Interest checking, savings and money market	2,507,845	36,754	1.96%	2,406,120	20,170	1.13%
CDs	600,869	20,271	4.51%	387,382	8,398	2.90%
Total deposits	4,166,736	57,025	1.83%	4,044,174	28,568	0.94%
Borrowed funds	62,453	2,032	4.35%	4,253	70	2.22%
Subordinated debt(5)	59,610	2,600	5.82%	59,293	2,600	5.85%
Total funding liabilities	4,288,799	61,657	1.92%	4,107,720	31,238	1.02%
Other liabilities	61,096			53,407
Total liabilities	4,349,895			4,161,127
Stockholders' equity	337,722			304,121
Total liabilities and stockholders' equity	$4,687,617			$4,465,248

Net interest-rate spread (tax-equivalent)			3.08%			3.52%
Net interest income (tax-equivalent)		110,150			117,541
Net interest margin (tax-equivalent)			3.20%			3.59%
Less tax-equivalent adjustment		779			975
Net interest income		$109,371			$116,566
Net interest margin			3.18%			3.56%
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
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for each of the nine-month periods ended September 30, 2024 and September 30, 2023 are presented below:

	Nine months ended		Increase / (Decrease)
(Dollars in thousands)	September 30, 2024	September 30, 2023
Provision for credit losses on loans - collectively evaluated	$(476)	$3,052	$(3,528)
Provision for credit losses on loans - individually evaluated	5,120	2,303	2,817
Provision for credit losses on loans	4,644	5,355	(711)

Provision for unfunded commitments	(2,553)	1,401	(3,954)

Provision for credit losses	$2,091	$6,756	$(4,665)

The provision for credit losses for the nine months ended September 30, 2024 was comprised of the following components:
•A negative provision on loans collectively evaluated of $476 thousand resulting from a decrease in qualitative factors, partially offset by loan growth during the period.
•A provision on individually evaluated loans of $5.1 million due primarily to the addition of two individually evaluated commercial relationships with cumulative reserves of $4.8 million at September 30, 2024.
•A negative provision of $2.6 million due to a decrease in off-balance sheet commitments during the period.

The decrease in the provision for credit losses on loans of $711 thousand was driven by a decrease in the provision for credit losses on loans collectively evaluated of $3.5 million which was due to primarily a reduction of qualitative factors, partially offset by an increase in the provision for credit losses on loans individually evaluated of $2.8 million due to the addition of two individually evaluated commercial relationships during the period, as noted above.

The decrease in the provision for unfunded commitments for the three months ended September 30, 2024 compared to the prior year period of $4.0 million was driven primarily by a decrease in off-balance sheet commitments during the period.

The ACL to total loans ratio was 1.65% at September 30, 2024 compared to 1.70% at September 30, 2023.
Non-Interest Income
Non-interest income for the nine months ended September 30, 2024, amounted to $17.3 million, an increase of $5.2 million, or 43%, compared to the prior year period. Non-interest income in the prior year period included losses on sales of debt securities of $2.4 million. Excluding this item, non-interest income for the nine months ended September 30, 2024 increased 19% due primarily to increases in net gains on equity securities, wealth management fees and income on bank-owned life insurance.

Non-Interest Expense
Non-interest expense for the nine months ended September 30, 2024, amounted to $87.3 million, an increase of $5.3 million, or 6%, compared to the prior year period. Non-interest expense in the prior year period was impacted by the receipt of $3.6 million in Employee Retention Credits which the Company recognized as a reduction to salary and benefits expense. Excluding this item, non-interest expense for the nine months ended September 30, 2024 increased 2%, compared to the prior year period.

Income Taxes
The effective tax rate for the nine months ended September 30, 2024 was 24.8% compared to 24.4% for the nine months ended September 30, 2023.

Financial Condition at September 30, 2024 compared to December 31, 2023

Total assets amounted to $4.74 billion at September 30, 2024, compared to $4.47 billion at December 31, 2023, representing an increase of $276.8 million, or 6%.

Cash and cash equivalents

Cash and cash equivalents amounted to $88.6 million at September 30, 2024, compared to $56.6 million at December 31, 2023, representing an increase of $32.0 million. The increase was due primarily to increases in deposits and proceeds from borrowed funds, partially offset by loan growth. At September 30, 2024, cash and cash equivalents amounted to 2% of total assets compared to 1% at December 31, 2023.

Investments

At September 30, 2024, the fair value of the Company's investment securities portfolio amounted to $632.0 million, a decrease of $36.2 million, or 5%, since December 31, 2023. The decrease was attributable primarily to principal pay-downs, calls and maturities during the nine months ended September 30, 2024, the proceeds of which were used to fund loan growth, partially offset by a reduction in the portfolio’s unrealized loss. At September 30, 2024 and December 31, 2023, the investment securities portfolio at fair value represented 13% and 15% of total assets, respectively, and was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the nine months ended September 30, 2024, the Company had no purchases of debt securities, sales of $212 thousand and principal pay-downs, calls and maturities of $59.9 million.

Net unrealized losses on the Company's debt securities portfolio amounted to $80.8 million at September 30, 2024, compared to $102.9 million at December 31, 2023, a decrease of $22.1 million, or 21%, which resulted from lower term interest rates.

The mix of investment securities remained relatively unchanged at September 30, 2024 compared to December 31, 2023. The effective duration of the debt securities portfolio at September 30, 2024 was approximately 4.9 years compared to 5.1 years at December 31, 2023.

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

As of September 30, 2024, total loans amounted to $3.86 billion, an increase of $291.3 million, or 8%, since December 31, 2023. At September 30, 2024 and December 31, 2023, total commercial loans amounted to 86% of total loans.

The following table sets forth the loan balances by loan portfolio segment and the percentage of each segment to total loans as of the dates indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate owner-occupied	$660,063	17%	$619,302	17%
Commercial real estate non owner-occupied	1,579,827	41%	1,445,435	41%
Commercial and industrial	415,642	11%	430,749	12%
Commercial construction	674,434	17%	585,113	16%
Total commercial loans	3,329,966	86%	3,080,599	86%
Residential mortgages	424,030	11%	393,142	11%
Home equity	95,982	3%	85,375	3%
Consumer	8,962	—%	8,515	—%
Total retail loans	528,974	14%	487,032	14%
Total loans	3,858,940	100%	3,567,631	100%
Allowance for credit losses	(63,654)		(58,995)
Net loans	$3,795,286		$3,508,636

As of or for the nine months ended September 30, 2024:
•Commercial real estate owner-occupied loans increased $40.8 million, or 7%.
•Commercial real estate non owner-occupied loans increased $134.4 million, or 9%.
•The composition of owner and non owner-occupied loans within the commercial real estate segment has remained relatively consistent compared to December 31, 2023. Commercial real estate loans collectively make up 58% of the total loan portfolio and were comprised of approximately 29% in owner-occupied loans and 71% in non owner-occupied loans. Growth since the prior period was primarily from continued customer demand and business development efforts.
◦Non owner-occupied commercial real estate loans were comprised of approximately 28% multi-family, 16% 1-4 family, 11% office, and 12% retail. All other categories fell below 10% of total non owner-occupied commercial real estate loans.
◦Non owner-occupied commercial real estate loans secured by office buildings amounted to 5% of total loans and were located mainly in suburban areas and were modest in physical size.
◦Non owner-occupied commercial real estate loans secured by retail amounted to 5% of total loans and consisted primarily of local strip-mall plazas and not large shopping centers or mall complexes.
•Commercial and industrial loans decreased $15.1 million, or 4%.
•Commercial construction loans increased $89.3 million, or 15%, due to continued growth driven primarily by residential development projects to meet the strong demand for housing in our market area, partially offset by pay downs, payoffs, and transfer of construction loans to the permanent commercial real estate segments.
◦The composition of the commercial construction segment has remained relatively consistent compared to December 31, 2023.
◦Commercial construction loans were comprised of approximately 28% multi-family, 18% residential condominiums, 13% land approved for development and 13% single residential lots. All other collateral categories each fell below 10% of total commercial construction loans.

At September 30, 2024, commercial loan balances participated out to various banks amounted to $76.1 million, compared to $69.8 million at December 31, 2023. These commercial loan balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $157.5 million and $126.6 million at September 30, 2024 and December 31, 2023, respectively.

Asset Quality

The following table sets forth information regarding the Company's loan portfolio asset quality as of the dates indicated:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-performing loan summary:
Commercial real estate owner-occupied	$2,489	$2,683
Commercial real estate non owner-occupied	2,776	2,686
Commercial and industrial	3,851	4,262
Commercial construction	14,773	—
Residential mortgages	1,796	1,526
Home equity	261	257
Consumer	—	—
Total non-performing loans	$25,946	$11,414

Total adversely classified loans	$54,824	$56,650

Total loans	$3,858,940	$3,567,631
Adversely classified loans to total loans	1.42%	1.59%
Loans 60-89 days past due and still accruing to total loans	0.02%	—%
Non-performing loans to total loans	0.67%	0.32%
Non-performing assets to total assets	0.55%	0.26%
Allowance for credit losses for loans	$63,654	$58,995
Allowance for credit losses for loans to non-performing loans	245.33%	516.87%
Allowance for credit losses for loans to total loans	1.65%	1.65%

Non-performing loans that were not adversely classified amounted to $27 thousand and $30 thousand at September 30, 2024 and December 31, 2023, respectively, and represented the guaranteed portion of SBA loans.

The increase in non-performing loans from December 31, 2023 to September 30, 2024 was attributable primarily to two individually evaluated commercial construction loans, which were placed on non-accrual in the first and third quarters of 2024.
•The commercial construction loan that was placed on non-accrual during the first quarter of 2024 was secured by a multi-family property, had an outstanding balance of $7.9 million and a specific reserve of $1.3 million at September 30, 2024. Due to the on-going construction and improvement in the valuation of the collateral property, specific reserves were decreased by $1.2 million during the three months ended September 30, 2024.
•The commercial construction loan that was placed on non-accrual during the third quarter of 2024 was a participation loan originated by another local institution secured by a lab and office space building. The loan had an outstanding balance of $6.9 million and a specific reserve of $3.4 million at September 30, 2024. The company had no other significant exposure to loans secured by lab space at September 30, 2024.

The Company had no OREO at September 30, 2024 and December 31, 2023, and therefore non-performing loans were the only component of non-performing assets.

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

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2024	2023
Balance at beginning of year	$58,995	$52,640

Provision for credit losses for loans	4,644	5,355

Recoveries of charged-off loans:
Commercial real estate owner-occupied	—
Commercial real estate non owner-occupied	—
Commercial and industrial	301	298
Commercial construction	—	—
Residential mortgages	—	—
Home equity	5	8
Consumer	17	13
Total recovered	323	319

Charged-off loans:
Commercial real estate owner-occupied	—	—
Commercial real estate non owner-occupied	—	—
Commercial and industrial	249	383
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	59	26
Total charged-off	308	409

Net loans (recovered) charged-off	(15)	90
Ending balance	$63,654	$57,905
Annualized net loans (recovered) charged-off to average loans outstanding	—%	—%

Reserve for unfunded commitments

The reserve for unfunded commitments is classified within "Other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates the same loss factors as on-balance sheet loans with added assumptions for both the likelihood and amount of funding over the estimated life of non-cancellable commitments.

The Company's reserve for unfunded commitments amounted to $4.6 million as of September 30, 2024 and $7.1 million at December 31, 2023. The decreases in the reserve for unfunded commitments resulted primarily from a decrease in the Company's off-balance sheet commercial construction commitments during the nine months ended September 30, 2024.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of September 30, 2024.

Deposits

As of September 30, 2024, total deposits amounted to $4.19 billion, an increase of $211.9 million, or 5%, since December 31, 2023. The increase was driven primarily by increases in money market account balances of $85.5 million, or 6%, and CD account balances of $153.6 million, or 29%, as customers sought higher yielding deposit products.

The following table sets forth the deposit balances by certain categories and the percentage of each category to total deposits as of the dates indicated:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Checking	$1,746,474	42%	$1,758,641	44%
Money markets and savings	1,768,261	42%	1,697,804	43%
CDs	674,726	16%	521,076	13%
Deposits	$4,189,461	100%	$3,977,521	100%

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced FDIC deposit insurance program, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal enhanced FDIC deposit insurance products were $875.3 million and $835.0 million, at September 30, 2024 and December 31, 2023, respectively. The increase in balance reflects primarily an increase in customer demand for enhanced FDIC deposit insurance products.

As of September 30, 2024, uninsured deposits amounted to 34% of total deposits. Additional capacity to utilize enhanced FDIC deposit insurance products noted in the preceding paragraph exceeds the Company's total deposits balance at September 30, 2024.

Borrowed Funds

The Company had borrowed funds outstanding of $59.9 million at September 30, 2024, compared to $25.8 million at December 31, 2023. Borrowed funds at September 30, 2024 were primarily comprised of advances from the FRB's BTFP totaling $51.4 million. The remaining balance consisted of term advances related to specific lending projects funded under community development programs through the FHLB and NH BFA.

See also "Liquidity," below, for additional information on borrowing capacity.

Shareholders' Equity

Total shareholders' equity amounted to $368.1 million at September 30, 2024, compared to $329.1 million at December 31, 2023, an increase of $39.0 million, or 12%. The increase was due primarily to an increase in retained earnings of $19.1 million, and a decrease in the accumulated other comprehensive loss of $17.1 million.

For the nine months ended September 30, 2024, the Company declared cash dividends of $8.9 million and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 44,459 shares totaling $1.2 million.

On October 15, 2024, the Company announced a quarterly dividend of $0.24 per share to be paid on December 2, 2024 to shareholders of record as of the close of business on November 11, 2024.

Derivatives and Hedging

Derivatives designated as hedging instruments

As of September 30, 2024 and December 31, 2023, the Company had three pay fixed, receive float, interest rate swap agreements with a cumulative notional value of $100.0 million, of which $50.0 million matures in June 2025 and the other $50.0 million matures in September of 2025. Under these interest rate swap agreements, the Company pays a weighted average fixed interest rate of 4.68% and receives SOFR. At September 30, 2024 At September 30, 2024 and December 31, 2023, the fair value of these interest rate swap agreements, which were carried on the Company's Consolidated Balance Sheets, represented liabilities of $702 thousand and $760 thousand, respectively.

Derivatives not subject to hedge accounting

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $7.3 million at

September 30, 2024 compared to $7.5 million at December 31, 2023. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $481 thousand at September 30, 2024 compared to $630 thousand at December 31, 2023.

Risk Participation Agreements

The notional value of RPAs sold amounted to $46.5 million at both September 30, 2024 and December 31, 2023. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $55 thousand at September 30, 2024 compared to $65 thousand at December 31, 2023.

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

At September 30, 2024, the Bank had the capacity to borrow additional funds from the FHLB and FRB of up to approximately $840.0 million and $300.0 million, respectively.

Management believes that the Company has adequate liquidity to meet its obligations. However, if general economic conditions, potential recession in the U.S. and our market areas, uncertainty in the banking industry, changes in interest rates, increased competition for deposits and related changes in deposit customers behavior, or other events, cause these sources of external funding to become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

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

The Company's total capital and tier 1 capital to risk-weighted assets amounted to 13.07% and 10.36%, respectively, at September 30, 2024, compared to 13.12% and 10.34%, respectively, at December 31, 2023. Tier 1 capital to average assets amounted to 8.68% at September 30, 2024, compared to 8.74% at December 31, 2023.

Wealth Management

Wealth assets under management and wealth assets under administration are not carried as assets on the Company's Consolidated Balance Sheets. The Company provides a wide range of wealth management and wealth services, including investment management, trust and trustee services, brokerage, annuities and 401(k) administration.

Wealth assets under management and wealth assets under administration amounted to $1.21 billion and $302.9 million, respectively, at September 30, 2024, representing increases of $134.3 million, or 12%, and $60.6 million, or 25%, respectively, compared to December 31, 2023. The increase in assets under management and administration resulted primarily from an increase in market values.

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

The tables below summarize the simulated results at September 30, 2024 and December 31, 2023 and compare the percentage change in net interest income for each interest rate scenario to the rates unchanged scenario. The results in the tables below assume a static balance sheet and the net interest income results are for a 24-month period. Table 1 assumes all interest rates are ramped evenly over 12 months. Table 2 differs from table 1 by simulating that interest rate changes for non-maturity deposits are ramped evenly over 24 months instead of 12 months.

Table 1 - Interest Rate Changes – All rates ramped over 12 months

	September 30, 2024	December 31, 2023
Scenarios	Percentage Change	Percentage Change
Rates rise 400 basis points	(14.08)%	(11.71)%
Rates rise 200 basis points	(6.79)%	(5.71)%
Rates unchanged	—%	—%
Rates decline 200 basis points	4.88%	3.26%

Table 2 - Interest Rate Changes – All rates ramped over 12 months, except for non-maturity deposits which are ramped over 24 months

	September 30, 2024	December 31, 2023
Scenarios	Percentage Change	Percentage Change
Rates rise 400 basis points	(5.48)%	(3.11)%
Rates rise 200 basis points	(2.64)%	(1.60)%
Rates unchanged	—%	—%
Rates decline 200 basis points	0.92%	(0.54)%

The change in results at September 30, 2024 compared to December 31, 2023 were impacted primarily by an increase in interest bearing liabilities. Over the 24-month period, the net result was lower estimated net interest income in increased interest rate scenarios and higher estimated net interest income in decreased interest rate scenarios.

The results in the tables above are subject to various assumptions as reported in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2023 Annual Report on Form 10-K. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act

Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended September 30, 2024) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended September 30, 2024:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	6	$23.98	—	—
August	—	—	—	—
September	1,617	31.96	—	—
________________________________
(1)Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

Item 3 -Defaults upon Senior Securities

Not Applicable.

Item 4 -Mine Safety Disclosures

Not Applicable.

Item 5 -Other Information

During the three months ended September 30, 2024, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1    Amendment No. 1 to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2024 Addendum, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2024 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 5, 2024	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer