Form 10-K
period 2024-12-31
ENTERPRISE BANCORP INC /MA/
filed 2025-03-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $244,831,574 ($24.88 per share) as of June 30, 2024, the last trading day of the registrant’s most recently completed second quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: February 28, 2025, Common Stock, par value $0.01, 12,458,981 shares outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on May 6, 2025, are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations defined in the table below are provided to aid the reader when reviewing this Form 10-K:

Acronym	Description
ACH:	Automatic clearing house
ACL:	Allowance for credit losses
AOCI:	Accumulated other comprehensive income
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
BTFP:	Bank Term Funding Program
BOLI:	Bank-owned life insurance
CBLR	Community Bank Leverage Ratio
CD:	Certificate of deposit
CDE:	Community Development Entities
CECL:	Current expected credit loss
CEO:	Chief executive officer
CERCLA:	Comprehensive Environmental Response, Compensation and Liability Act
CET1:	Common equity tier 1
CFPB:	Consumer Financial Protection Bureau
CFT:	Countering the financing of terrorism
CISO:	Chief information security officer
CMO:	Collateralized mortgage obligations
CMP:	Compliance Management Program
CODM:	Chief operating decision maker
CRA:	Community Reinvestment Act of 1977
CTA:	Corporate Transparency Act of 2019
DRSPP:	Dividend reinvestment and direct stock purchase plan
DIF:	Deposit Insurance Fund
DTA:	Deferred tax asset
EGRRCPA:	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
ERC:	Employee Retention Credit
ERG:	Employee Resource Group
EWMC:	Enterprise Wealth Management Committee
FASB:	Financial Accounting Standards Board
FDIA:	Federal Deposit Insurance Act
FDIC:	Federal Deposit Insurance Corporation
FHLB:	Federal Home Loan Bank
FinCEN:	Financial Crimes Enforcement Network
Fintech:	Financial technology
FIRREA:	Financial Institutions Reform, Recovery and Enforcement Act
FRB:	Federal Reserve Bank of Boston
FS-ISAC	Financial Services Information Sharing and Analysis Center
GAAP:	Generally Accepted Accounting Principles
HMDA:	Home Mortgage Disclosure Act
INDB / Independent	Independent Bancorp, Inc. (Rockland Bank & Trust Co.)
IRS:	Internal Revenue Service
MBS:	Mortgage-backed securities
Net Interest Margin:	Tax-equivalent net interest margin
NH BFA:	New Hampshire Business Finance Authority
NMTC:	New Market Tax Credit
OREO:	Other real estate owned
RESPA:	Real Estate Settlement Procedures Act
ROU:	Right-of-use
RPA:	Risk participation agreement
SAR:	Suspicious activity reports
SBA:	Small Business Administration
SERP:	Supplemental employee retirement plan
SOFR:	Secured Overnight Financing Rate
TILA:	Truth-in Lending Act
U.S.:	United States

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
•EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") organized under the laws of the State of Delaware for the purpose of investing in a local NMTC project which provides federal tax incentives for investments in distressed communities.

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

Merger

On December 8, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp., a Massachusetts corporation ("Independent"), and Rockland Trust Company, a Massachusetts-chartered trust company and wholly owned subsidiary of Independent ("Rockland Trust"). Pursuant to the Merger Agreement, the Company will merge with and into Independent, with Independent being the surviving corporation (the "Merger"). Upon completion of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.60 shares of Independent common stock and $2.00 in cash (the "Merger Consideration"). Each outstanding option to acquire a share of Company common stock, whether or not vested, will be converted into the right to receive cash in an amount equal to the amount by which the per share cash equivalent of the Merger Consideration (calculated in accordance with the Merger Agreement) exceeds the exercise price of the option. In addition, each award of Company restricted stock, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be canceled and converted into the right to receive the Merger Consideration. Following the Merger, Enterprise Bank will merge with Rockland Trust, with Rockland Trust being the surviving institution. Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and approval of the Company’s shareholders. The Merger is expected to close in the second half of 2025. The Company has scheduled a Special Shareholder Meeting for April 3, 2025 to vote on the Merger and other related proposals. No vote of Independent shareholders is required.

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

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each of the Bank's branch locations. An internal loan review function assesses the compliance of commercial loan originations with the Company's internal policies and underwriting guidelines and monitors the ongoing credit quality of the loan portfolio. The credit risk management function monitors a wide variety of individual borrower and industry factors; and the Company's internal loan credit risk rating system classifies loans depending on risk of loss characteristics. The Company also contracts with an external loan review company to review, on a pre-determined schedule, the internal credit ratings assigned to loans in the commercial loan portfolio. The review is focused on the non-criticized segment of the commercial loan portfolio, based on the type, size, credit rating, and overall risk of the loan and generally encompasses 65% or more of the commercial loan portfolio. This same loan review company is also contracted to perform limited stress testing on the commercial real estate loan portfolio on an annual basis.

The Company's internal residential origination and underwriting staff originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company also contracts with an external loan review company to complete a regular quality control review in accordance with secondary market underwriting standards for residential mortgage loans. The sample reviewed is based on loan volume originated since the prior review. Additionally, the Company's internal compliance department monitors the residential loan origination activity for regulatory compliance.

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

At December 31, 2024, the Bank's statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $99.6 million, subject to certain exceptions provided under applicable law.

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

Commercial and industrial loans include seasonal and formula-based revolving lines of credit, working capital loans, equipment financing and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the SBA, and loans under various other government and municipal programs and agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Revolving lines of credit are written on demand and those over $100 thousand are subject to annual credit review. Revolving lines of credit below this threshold are monitored based on payment history and other performance criteria. Commercial and industrial loans have average repayment periods of 1 to 7 years.

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
From time to time, the Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provides banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit vehicles than the individual bank might be willing or able to offer independently. When the participation qualifies as a sale under GAAP, the balances participated out to other institutions are not carried as assets on the Company's consolidated financial statements. When a participation does not qualify as a sale under GAAP, the loan is carried at gross principal outstanding and the balances participated out to other institutions are carried as secured borrowings on the Company's consolidated financial statements. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership.

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

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell fixed and adjustable-rate residential mortgage loans that are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead are sold on an individual basis. The Company may retain or sell the servicing when selling the loans. Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

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

Consumer Loans

Consumer loans consist primarily of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities (Mass Save ®), and overdraft protection lines on checking accounts extended to individual customers. The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances. At December 31, 2024, the Company no longer participated in new originations under the Mass Save ® program.

Credit Risk and Allowance for Credit Losses

Information regarding the Company's credit risk and allowance for credit losses is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the section "Financial Condition," under "Loans," in the subsections "Credit Risk," and "ACL for Loans" of this Annual Report on Form 10-K for the year ended December 31, 2024 (this "Form 10-K"). See also Note 1, "Summary of Significant Accounting Policies," under Item (i) "Credit Risk Management and ACL for Loans Methodology" to the Company's audited consolidated financial statements, contained in Item 8 of this Form 10-K.

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

In addition to the deposit products noted above, the Company also provides customers with the ability to automate allocation of investment sweep (commercial only), money market, and CD balances to nationwide networks of reciprocating FDIC insured banks. Deposits are placed into a nationwide network of banks in increments that are eligible for FDIC insurance. This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the "excess" funds into participating FDIC insured accounts or term CDs. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks. Essentially, the equivalent of the original deposit comes back to the Company and is available to fund operations. The original funds placed into the networks are not carried as deposits on the Company's Consolidated Balance Sheet, however the network's reciprocal dollar deposits are carried within the appropriate product category under customer deposits on the Consolidated Balance Sheet.

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

As with money market accounts and certificates of deposit, investment sweep products are offered with third-party FDIC enhancement. Management believes that commercial customers benefit from the flexibility of these products, while retaining conservative investment options of high quality and safety.

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

The Enterprise Wealth Management Committee of the Board is responsible for overseeing that the fiduciary and investment activities of Enterprise Wealth Management and Enterprise Wealth Services are consistent with those powers delegated by the Board and that prudent care and discretion are followed in the management of client assets. EWMC is also responsible for reviewing investment performance of investment advisors, strategic planning initiatives and results, and proposed new products or services, among other responsibilities.

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

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the FRB discount window. Membership in the FHLB provides borrowing capacity based on qualifying collateral balances pre-pledged to the FHLB, including certain residential loans, home equity lines, commercial loans, U.S. government and agency securities and certain municipal securities.

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

Subordinated Debt

The Company issued subordinated notes as a component of its capital management strategy. As of the balance sheet dates contained in this Form 10-K, the Company's outstanding subordinated debt consisted of fixed-to-floating rate subordinated notes (the "Notes") issued in July 2020, callable in whole or part beginning in 2025, due in 2030. The Notes are intended to qualify as Tier 2 capital of the Company for regulatory purposes.

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

The Company is subject to the regulatory capital framework known as the "Basel III Rules," which include risk-based capital ratio requirements. Management believes, as of December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which they were subject under Basel III. As of December 31, 2024, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III Rules.

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
At December 31, 2024, the Company employed 576 full-time equivalent team members. None of the Company's employees are presently represented by a union or covered by a collective bargaining agreement.

Diversity, Equity, Inclusion & Belonging

At Enterprise Bank, we encourage and foster a culture of diversity, equity, inclusion, and belonging where everyone feels valued and respected. Our Bank-wide Diversity, Equity, Inclusion and Belonging Program Steering Committee was founded to further embrace and promote awareness of personal identity in the workplace, to identify and help resolve equity gaps and to strengthen everyone’s sense of belonging within our Enterprise family.

To help team members with similar backgrounds and experiences connect, and to bring together supportive networks, we have established several Employee Resource Groups at the Bank: the PRIDE Community of Respecting People’s Sexuality & Gender, Veterans Resource Group, Working Parents Resource Group, a Young Professionals Resource Group, and our Multicultural Alliance, a cross-functional team of ambassadors who promote diversity and share ideas to help celebrate our differences while seeking connections through intercultural conversations, awareness, and respect. At the end of 2024, an Awareness of Visible and Invisible Disabilities ERG was initiated to provide information, resources and events that encourage dialogue, awareness, support and respect for people with disabilities and their advocates.

As of December 31, 2024, 66% of our team members are women and 23% are self-identified as black, indigenous, and persons of color. Of our managerial team members, 65% are women and 13% are self-identified as black, indigenous, and persons of color.

Employee Benefits & Wellness

Enterprise strives to provide team members with a range of compensation and reward programs that are meaningful and important to them. We offer compensation opportunities that we believe are competitive with our geographic markets. New team members starting in entry level roles begin above minimum wage and we have increased starting pay each year.

Enterprise offers unique programs to give team members a greater vested interest in the Bank’s success. We offer a Spot Bonus Award Program, an Equity Ownership Participation Program, a Variable Compensation Incentive Plan, and Sales Incentive Plans to incentivize team members to perform well by rewarding them with a monetary payout when the team member and the Bank are successful.

As part of our "total rewards," we offer employees several insurance plan options, including three health insurance plans, two dental insurance plans, two vision insurance plans and 401(k) plan matches. Enterprise bankers also have access to our Employee Assistance Program, which offers help to team members and/or their household members who may be experiencing problems related to life changes and/or personal stress, parental leave, tuition reimbursement, short- and long-term disability and flexible work arrangements.

Enterprise Bank’s wellness program encourages a healthy lifestyle and supports team members’ physical, mental, financial, spiritual and emotional well-being through ongoing holistic education programs, interactive initiatives and social support.

Company Websites

The Company currently uses outside vendors to design, support, and host its primary internet website:

www.enterprisebanking.com. The information contained on or accessible from our websites does not constitute a part of this Form 10-K and is not incorporated by reference.

The Company's website provides information on the Company and its products and services. Users have the ability to securely open various deposit accounts, as well as the ability to submit mortgage loan applications and related documentation securely online and, via a link, to access their bank accounts and perform various financial transactions, and via the wealth management link to access various wealth account reports and statements, and the ability to consolidate all investment accounts (Enterprise or others) on one secure platform.

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

Competition

The Company faces robust competition to attract and retain customers within existing and neighboring geographic markets. The Company's market share will depend in part upon management's continued success in differentiating the Company in the marketplace and its ability to strengthen its competitive position. National and larger regional banks and financial institutions have a local presence in the Company's market area. These larger institutions have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Within our market area we also compete with government sponsored enterprises that can offer commercial real estate loans on apartments, multi-family and senior housing projects with a variety of competitive terms.

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

Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The Federal Reserve Board has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company. The Federal Reserve Board also has the authority to prohibit activities of non-banking subsidiaries of bank holding companies which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations.
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

Management believes that, as of December 31, 2024, the Company met all capital adequacy requirements to which it was subject under Basel III. As of December 31, 2024, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations.

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
Management believes that, as of December 31, 2024, the Bank exceeded its minimum capital requirements and met all capital adequacy requirements to which it was subject under the Basel III Rules.

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

The Bank's regulatory capital ratios were in excess of the levels established for "well-capitalized" institutions as of December 31, 2024. As noted above, as of December 31, 2024, management believes the Bank satisfied all capital adequacy requirements under the Basel III Rules.

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

The FDIC rate schedule is intended to increase the likelihood that the DIF reserve ratio reaches the statutory minimum of 1.35% by September 30, 2028, the statutory deadline set by the Dodd-Frank Act. The assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.0% in order to support growth in the DIF in progressing toward the FDIC's long-term goal of a 2.0% designated reserve ratio for the DIF. FDIC staff may in the future recommend additional assessment rate adjustments if deemed necessary.

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

    Concentrated Commercial Real Estate Lending Regulations

The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2024, the Bank's concentrations of commercial real estate loans fell slightly above the established levels and the Company believes its credit risk administration to be consistent with heightened risk management regulatory guidance.

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

The Dodd-Frank Act implemented significant increases in the regulation of mortgage lending and servicing by banks and non-banks. In particular, the Dodd-Frank Act includes, among other things, (i) requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; (ii) requirements that mortgage originators be properly qualified, registered, and licensed and comply with any regulations designed by the CFPB to monitor their operations; (iii) mandates of comprehensive additional and enhanced residential mortgage loan related disclosures, both prior to loan origination and after; and (iv) mandates of additional appraisal practices for loans secured by residential dwellings, including potential additional appraisals at the banks' cost.

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

Incentive Compensation

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

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

In addition, publicly traded companies are required by the SEC to give shareholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Also, certain publicly traded companies are required to disclose the ratio of the compensation of their CEO to the median compensation of its employees. The Company addresses these votes and disclosures in its annual meeting proxy statement.

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

The FinCEN issued a final rule regarding customer due diligence requirements for covered financial institutions in connection with their Bank Secrecy Act and Anti-Money Laundering policies. The rule adds a requirement to understand the nature and purpose of customer relationships and identify the "beneficial owner" (25% or more ownership interest) of legal entity customers. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution's anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for bank mergers and acquisitions. The regulatory authorities have imposed "cease-and-desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

The National Defense Authorization Act amendments include (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry placing responsibility to the corporate entities to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the anti-money laundering laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million; (iii) increased penalties for violations of the Bank Secrecy Act; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

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

In July 2024, the federal banking agencies, including the Federal Reserve and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed Anti-Money Laundering and countering the financing of terrorism programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution's money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national Anti-Money Laundering /CFT priorities.

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

These risks, and the decisions related thereto, include, but are not limited to: credit risk, market and interest rate risk, liquidity management, capital risk, information technology and cybersecurity risk, legal and regulatory compliance risk, corporate governance, internal control over financial reporting, reputational risk, strategic risk, compensation risk, physical security, loss and fraud prevention, policy reviews, third-party risk management and contract management, business continuity and succession planning, and short and long-term capital projects and facility planning.

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

The Company's Disaster Recovery and Business Continuity Program combined with the Company's Pandemic Plan (the "plans") provide the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company's operations for an extended period, due to circumstances such as: loss of personnel; loss of data and/or loss of access to, or the physical destruction or damage of facilities, infrastructure or systems; or denial of access to our systems or information by outside parties. The plans, which are reviewed annually, establish responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency, assigns responsibility for restoring services, and sets recovery point and time objectives by which critical services will be restored. A bank-owned and maintained secondary data center location provides the Company with back-up network processing capabilities if needed. IT Disaster Recovery plans are tested regularly to validate that procedures and backup systems are operating as intended through tabletop exercises, walkthroughs, infrastructure and mainframe failover tests.

The Company maintains a Compliance Management Program designed to meet regulatory and legislative compliance requirements. The CMP provides a framework for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, managing customer complaints, and educating employees in matters relating to regulatory compliance. The Audit Committee of the Board oversees the effectiveness of the CMP.

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

For information regarding capital planning, current capital framework requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2024, see the section within Item 1, "Business," entitled "Capital Resources" and the sections within "Supervision and Regulation" entitled "Capital Requirements" and "Capital Requirements under Basel III" and for the Bank "Capital Adequacy Requirements" of this Form 10-K and also see Note 12, "Shareholders' Equity," to the consolidated financial statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and has inherent limitations and may not prevent or detect all risks, and therefore can provide only reasonable, not absolute, assurances that the objectives of the system are met. An overview of these risks, among others, related to the Company, are outlined in Part I, Item 1A, "Risk Factors," in this Form 10-K, below.

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

Realization of any of the risks outlined in the following sections, the Company's inability to identify, respond and correct a breakdown in the integrity of the design or functioning of the Company’s internal controls and contingency plan, or additional risks and uncertainties that management is not aware of, or may currently deem immaterial, or unanticipated Merger related costs may impair the Company's business in a variety of ways, including, but not limited to, any one or a combination of the following consequences: higher than anticipated Merger related costs or penalties if Enterprise was to cancel the Merger, loss of assets; an interruption in the ability to conduct business and process transactions; loss of customer business; loss of key personnel; expose customers' personal information to unauthorized parties; additional regulatory scrutiny and potential enforcement actions and/or penalties against the Company or the Bank; damage the Company's reputation; expose the Company to civil litigation and possible financial liability; result in unanticipated charges against capital; increase operational costs; decrease revenue; restrict funding sources, which could adversely impact the Company's ability to meet cash needs; force the Company to liquidate investments or other assets; limit growth and branch network expansion; close locations or reduce staffing; or limit permissible activities. As a result, the Company's overall business, financial condition, results of operations, capital position, ability to pay dividends on outstanding common stock, liquidity position, and financial performance could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and shareholders could lose some or all their investment.

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

RISKS RELATED TO THE MERGER

Because the market price of Independent common stock will fluctuate, Enterprise shareholders cannot be sure of the trading price of the stock portion of the Merger Consideration they will receive.
In the Merger, each share of Enterprise common stock issued and outstanding immediately prior to the effective time, except for (i) shares held as treasury stock or (ii) owned directly by Independent (other than, in the case of (ii), shares held in trust or custodial accounts, managed accounts and the like or shares held in satisfaction of a debt previously contracted), will be converted into the right to receive (i) 0.60 of a share of Independent common stock and (ii) $2.00 in cash. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Independent common stock or Enterprise common stock. Changes in the price of Independent common stock between now and the time of the Merger will affect the value that Enterprise shareholders will receive in the Merger. Neither Independent nor Enterprise is permitted to terminate the Merger Agreement as a result of any increase or decrease in the market price of Independent common stock or Enterprise common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Independent’s businesses, operations and prospects, and regulatory considerations, many of which are beyond Enterprise’s and Independent’s control. At the time of the Enterprise special meeting to vote on the Merger, Enterprise shareholders will not know the market value of the consideration that Enterprise shareholders will receive at the effective time. You should obtain current market quotations for shares of Independent common stock and for shares of Enterprise common stock.

The market price of Independent common stock after the Merger may be affected by factors different from those currently affecting the shares of Enterprise common stock or Independent common stock.
In the Merger, Enterprise shareholders will become Independent shareholders. Independent’s business differs from that of Enterprise. Accordingly, the results of operations of Independent and the market price of Independent common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Independent and Enterprise.

Enterprise will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Enterprise and, consequently, on Independent. These uncertainties may impair Enterprise’s ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with Enterprise to seek to change existing business relationships with Enterprise. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles with Independent. If key employees depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with Independent, Independent’s business following the Merger could be harmed. In addition, the Merger Agreement restricts Enterprise from taking certain actions without the consent of Independent until the Merger occurs, and generally requires Enterprise to continue its operations in the ordinary course, until completion of the Merger. These restrictions may prevent Independent and Enterprise from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Independent may fail to realize all of the anticipated benefits of the Merger, particularly if the integration of Independent’s and Enterprise’s businesses is more difficult than expected.
The success of the Merger will depend, in part, on our ability to successfully combine the businesses of Independent and Enterprise. Independent may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer or is more costly than expected. Furthermore, any number of unanticipated adverse occurrences for either the business of Enterprise or Independent may cause us to fail to realize some or all of the expected benefits. The integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Each of these issues might adversely affect Independent, Enterprise or both during the transition period, resulting in adverse effects on Independent following the Merger. As a result, revenues may be lower than expected or costs may be higher than expected and the overall benefits of the Merger may not be as great as anticipated.

Independent may be unable to retain Independent and/or Enterprise personnel successfully after the Merger is completed.
The success of the Merger will depend in part on Independent’s ability to retain the talents and dedication of key employees currently employed by Independent and Enterprise. It is possible that these employees may decide not to remain with Independent or Enterprise, as applicable, while the Merger is pending or with Independent after the Merger is completed. If Independent and Enterprise are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Independent and Enterprise could face disruptions in their operations, loss of existing customers, loss of key knowledge, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, Independent’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating Independent and Enterprise to hiring suitable replacements, all of which may cause Independent’s business to suffer. In addition, Independent and Enterprise may not be able to locate or retain suitable replacements for any key employees who leave either company.

Independent and Enterprise are expected to incur significant costs related to the Merger and integration.
Independent and Enterprise have incurred and expect to incur significant, non-recurring costs in connection with negotiating the Merger Agreement and closing the Merger. In addition, Independent will incur integration costs following the completion of the Merger as Independent integrates the Enterprise business, including facilities and systems consolidation costs and employment-related costs.

Although Independent and Enterprise each expect the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, which should allow Independent and Enterprise to offset integration-related costs over time, there can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs in the near term or at all. Independent and Enterprise may also incur additional costs to maintain employee morale and to retain key employees. Independent and Enterprise will also incur significant legal, financial advisory, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Merger. Some of these costs are payable regardless of whether the Merger is completed.

The Merger Agreement limits Enterprise’s ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that limit Enterprise’s ability to solicit, initiate, encourage or take any actions to facilitate competing third-party proposals to acquire all or substantially all of Enterprise, subject to certain exceptions relating to the exercise of fiduciary duties by the Enterprise board of directors. These provisions, which include a $22,488,000 termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or substantially all of Enterprise from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire Enterprise than it might otherwise have proposed to pay.

Regulatory approvals may not be received, may take longer to receive than expected or may impose burdensome conditions that are not presently anticipated.
Before the Merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities of the United States and the Commonwealth of Massachusetts. These governmental entities, including the Federal Reserve Board, the FDIC and the Massachusetts Division of Banks, may impose conditions on the completion of the Merger or require changes to the terms of the Merger. While Independent and Enterprise do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of Independent following the Merger, any of which might have a material adverse effect on Independent following the Merger. Independent is not obligated to complete the Merger if the regulatory approvals received in connection with the completion of the Merger include any conditions or restrictions that would constitute a “materially burdensome regulatory condition,” as defined in the Merger Agreement.

There can be no assurance as to whether the regulatory approvals will be received or the timing of the approvals.

Failure to complete the Merger could negatively impact the future business and financial results of Enterprise.
If the Merger is not completed for any reason, including the failure to receive the requisite Enterprise vote, the ongoing business of Enterprise may be adversely affected and Enterprise will be subject to several risks, including the following:
•Enterprise may experience negative reactions from the financial markets, including negative impacts on the market price of Enterprise common stock;
•the manner in which industry contacts, business partners and other parties perceive Enterprise may be negatively impacted, which in turn could affect Enterprise’s marketing operations or their ability to compete for new business or obtain renewals in the marketplace more broadly;
•Enterprise may experience negative reactions from employees;
•Enterprise may be required, under certain circumstances, to pay Independent a termination fee of $22,488,000 under the Merger Agreement;
•Enterprise will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•under the Merger Agreement, Enterprise is subject to certain restrictions on the conduct of its business prior to completion of the Merger, which may adversely affect its ability to execute certain of its business strategies; and
•matters relating to the Merger may require substantial commitments of time and resources by Enterprise’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to Enterprise as an independent company.

If the Merger is not completed, Enterprise cannot assure its Enterprise shareholders that the risks described above will not materialize and will not materially affect the business and financial results of Enterprise.

Enterprise shareholders will not have dissenters’ rights in the Merger.
Dissenters’ rights are statutory rights that, if applicable under law, enable Enterprise shareholders to dissent from an extraordinary transaction, such as a Merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to Enterprise shareholders in connection with the extraordinary transaction. Under Section 13 of the MBCA, Enterprise shareholders do not have the right to receive the appraised value of their shares in connection with the Merger.

Shareholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact the business and operations of Independent and Enterprise.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, Merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Independent’s and Enterprise’s respective liquidity and financial condition.

One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or government entity of competent jurisdiction or other legal restraint preventing the consummation of the Merger, the bank Merger or any of the other transactions contemplated by the Merger Agreement be in effect. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the bank Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Independent’s and Enterprise’s respective business, financial position and results of operations. Even if such injunction is eventually lifted and the Merger is later completed, the resulting delays and costs incurred may continue to affect the combined company following the completion of the Merger.

Additionally, there can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

RISKS RELATED TO ECONOMICS & FINANCIAL MARKETS

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

Refer to Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," below in this Form 10-K, for more information on the projected impact of interest rates on the Company’s balance sheet at December 31, 2024.

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

Persistent high market interest rates have resulted in unrealized losses on the Company's fixed income bond portfolio. If market interest rates remain higher than at the time of purchase, the fair value of the fixed income bond portfolio will decrease, resulting in additional unrealized losses, and depending on the extent of the rise in interest rates, the increase in unrealized losses could be significant. The non-credit portion of unrealized losses are recorded to AOCI, a component of

Shareholders' Equity. A significant increase in market rates may have a negative impact on the Company's book value per common share. The Company's bond portfolio is expected to mature at par and therefore the unrealized losses in the portfolio that result from higher market interest rates will decrease as the bonds become closer to maturity. However, if the Company were required to sell investment securities with an unrealized loss for any reason, including liquidity needs, the unrealized loss would become realized and reduce both net income for the reported period and regulatory capital, which as currently reported, excludes unrealized losses on investment securities.

The Potential for Bank Failures and any Related Negative Impact on Customer Confidence in the Safety and Soundness of the Banking Industry may Adversely Affect our Business
If other financial institutions experience severe financial difficulties, it could result in an adverse impact on the regional banking industry, generally, and the business environment in which the Company operates. Regional bank failures or failure of confidence in the financial industry generally, could result in significant market volatility among publicly traded bank holding companies which may cause uncertainty in the investor community, generally.

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

RISKS RELATED TO LIQUIDITY

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

RISKS RELATED TO LENDING

There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in the economic conditions in the market areas in which the Company operates impacting our commercial customer's businesses and changes in interest rates. In addition, the Company may be impacted by the following risks associated with its lending activities:

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

Commercial real estate values may be elevated and the outlook for commercial real estate remains dependent on the broader economic environment and, specifically, how major subsectors respond to higher interest rate environment and prices for, and availability of, commodities, goods and services. Credit performance across the industry over the medium- and long-term is susceptible to economic and market forces and our non-performing loans and charge-offs may increase. Some degree of general instability in the broad commercial real estate market may occur in the coming quarters as loans are repricing at higher interest rates and in markets with higher vacancy rates under current economic conditions. Our commercial borrowers may experience greater difficulties meeting their obligations if debt service coverage declines as adjustable-rate loans reprice to higher interest rates and customer cash flows are impacted by inflationary pressures. Conversely, in periods of decreasing interest rates, likely resulting from economic slowdown or recession, borrowers may experience difficulties meeting their obligations and seek to refinance their loans for lower rates, which may adversely affect income from these lending activities. Instability and uncertainty in the commercial real estate markets and elevated level of interest rates could have a material adverse effect on our financial condition and results of operations.

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

RISKS RELATED TO INFORMATION & TECHNOLOGY RESOURCES

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

RISKS RELATED TO OPERATIONS

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors within its market area and beyond. Some of these competitors are larger and have more financial resources than the Company; some are not subject to the same degree of government regulation as the Company and thus may have a competitive advantage. If the Company encounters difficulties attracting and retaining customers, it would have a material adverse effect on the Company's growth and profitability.

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

The Company May Not be Able to Retain and/or Develop Key Personnel
The Company's success depends, in large part, on its ability to retain and develop top performing banking professionals within our markets, and its ability to successfully identify and develop personnel for succession to key executive management positions and to the board of directors. The inability to do so could have a material adverse impact on the Company’s business because of the loss of their skills, knowledge of the Company's market, years of industry or business experience and the difficulty of promptly hiring qualified replacements.

RISKS RELATED TO REGULATION / POLICY

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

Commercial Developers may be Impacted by International Trade and Tariff Policies
Our commercial construction borrowers may experience greater difficulties meeting their obligations if internation trade policies and tariffs on construction material negatively impact inventory levels or costs to complete projects, delaying anticipated construction/occupancy timelines and customer cash flow. Instability and uncertainty in commercial construction costs and elevated level of interest rates due to administrative policies could have a material adverse effect on our financial condition and results of operations.

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

RISKS RELATED TO ESTIMATES & ASSUMPTIONS

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

REPUTATION & LEGAL RISKS

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

RISKS RELATED TO COMMON STOCK, SHAREHOLDER’S EQUITY, CAPITAL

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

The Company's Articles of Organization and By-Laws as Well as Certain Banking and Corporate Laws Could Have an Anti-Takeover Effect
Although management believes that certain anti-takeover strategies are in the best interest of the Company and its shareholders, provisions of the Company's articles of organization, by-laws, and certain federal and state banking laws and state corporate laws, including regulatory approval requirements for any acquisition of control of the Company, could make it more difficult for a third-party to acquire the Company, even if doing so would be perceived to be beneficial to the Company's shareholders. The combination of these provisions is intended to prohibit a non-negotiated merger, or other business combination involving an acquisition of the Company, which, in turn, could adversely affect the market price of the Company's common stock.

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company's directors and executive officers, as a group, beneficially own approximately 20% of the Company's outstanding common stock as of December 31, 2024. The directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors, and potential Merger opportunities.

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

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Overall Process
We have developed and implemented a comprehensive multi-layered cybersecurity risk management program, consisting of a dedicated cybersecurity function, risk assessments, policies and procedures managed by internal and external resources, that we believe is reasonably designed to prevent, detect and respond to cyber risks and incidents. We utilize a set of tools and services, including regular network, endpoint and cloud monitoring, vulnerability assessments, penetration testing, a Security Information and Event Management system, and tabletop exercises to identify and assess material risks from cybersecurity threats and to evaluate our cyber defense capabilities.

Internal security controls are designed to align with standards set by the National Institute of Standard and Technology. We monitor emerging data protection laws, conduct background checks of our employees in specific technology and cybersecurity roles, apply least privilege access to users, test the maturity and readiness of our cybersecurity program, conduct table top exercises based on current threat scenarios to increase awareness, conduct phishing testing, provide cybersecurity training to our Board and employees, and provide cybersecurity alerts to our customers on ongoing threats. We monitor notifications and alerts from the Financial Services Information and Analysis Center and other industry cybersecurity sites to stay abreast of the most recent cybersecurity alerts.

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

Third-party Access
The Company has a fully integrated third-party risk management program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Under the program, risk ratings are assigned to each of the vendors based on an assessment of the vendor, for a variety of factors, including its access to networks, systems, and confidential information. An assessment is conducted on each vendor to identify and measure the risks from cybersecurity threats that could impact our customer’s data and our environment. Third parties that have access to our systems or customer data must have appropriate technical and organizational security measures and security control principles based on commercially acceptable security standards, and we require third parties in this class to agree by contract to manage their cybersecurity risks.

In our Risk Factors, we describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Material Incidents
We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. We, and the third parties that we engage, are subject to constant and evolving threats of attack and cybersecurity incidents may be difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

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

In October 2024, the Company hired a new CISO who is a Certified Information Systems Security Professional with over 12 years in banking experience with a background in cybersecurity, information security, and network administration. The former CISO, who has over 18 years of banking experience, is a Certified Information Systems Security Professional, and has been involved with the management of information and cybersecurity for over ten years, was promoted to the Chief Risk Officer role in October 2024. The CISO regularly reports to the Board Technology & Information Security Committee on information and cybersecurity strategy, testing, training, policies, procedures, cybersecurity insurance, and overall effectiveness of the Information Security Program and would report and discuss material incidents, and ongoing mitigation status, if any should occur. The CISO is the chair of Management’s Information Security Committee that meets on a monthly basis to evaluate threats, incidents, defense system effectiveness, accepted risks, results of third-party cyber assessments and engagements, and the overall adequacy of the cybersecurity program. In addition, the Chief Information Officer has over 15 years of experience in managing bank technologies, information security, and risk management, and collaborates in supporting the Information Security Program. The CISO reports directly to the Chief Risk Officer and meets on a monthly basis with the Executive Management team to discuss cybersecurity risk management matters.

Item 2.Properties

The Company's main office and operational support offices are located in Lowell, Massachusetts. The Lowell campus consists of four closely situated buildings, three of which are owned and the fourth is under a 40-year lease, with ample on-site customer parking. The Company also owns and maintains a back-up operations/data facility in the Merrimack Valley region of Massachusetts. As of December 31, 2024, the Company had 27 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts, and Southern Hillsborough and Southern Rockingham counties in New Hampshire.

The Company believes that all of its facilities are well maintained and suitable for the purpose for which they are used.
As of December 31, 2024, the Company was the lessee under 16 active operating real estate leases.

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

As of February 28, 2025, there were 12,458,981 shares of the Company's common stock outstanding held by 911 shareholders of record.

Dividends

During the year ended December 31, 2024, quarterly dividends of $0.24 per share were paid to the Company's shareholders in March, June, September, and December. Total dividends paid to the Company's shareholders during the year ended December 31, 2024, equaled $0.96 per share compared to total dividends of $0.92 per share, paid to the Company's shareholders on a quarterly basis during the year ended December 31, 2023.

On January 21, 2025, the Company announced a quarterly dividend of $0.25 per share, which was paid on March 3, 2025, to shareholders of record as of February 10, 2025.

In addition, the Company maintained a DRSPP which enabled shareholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, shareholders and new investors also had the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. Effective December 9, 2024, all share purchases under the DRSPP were suspended as a result of the pending merger with Independent.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, with respect to the Company's 2009 Stock Incentive Plan, as amended, and its 2016 Stock Incentive Plan, as amended, which together constitute all the Company's existing equity compensation plans that have been previously approved by the Company's shareholders. The 2009 Plan expired in 2019 and is closed for future grants, although awards previously granted under the 2009 Plan remain outstanding and may be exercised through 2028.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	125,813	$29.58	270,474
Equity compensation plans not approved by security holders	—	—	—
TOTAL	125,813	$29.58	270,474

See also Note 14, "Stock-Based Compensation" to the Company's consolidated financial statements contained in Item 8 of this Form 10-K below for further information regarding the Company's Equity Compensation Plan.

Repurchases of Common Stock

During the three months ended December 31, 2024, the Company made one hundred twenty-seven repurchases of common stock.

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	—	—	—
November	—	—	—	—
December	127	$39.54	—	—
__________________________________
(1)     Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes on vesting restricted stock (net settlement of shares).

Performance Graph
The following graph compares the cumulative total shareholder return (which assumes the reinvestment of all dividends) on the Company's common stock with the cumulative total return reflected by a broad-based equity market index and an appropriate published industry index. This graph shows the changes over the five-year period ended on December 31, 2024, in the value of $100 invested in (i) the Company's common stock, (ii) the Standard & Poor's 500 Index, and (iii) the Standard & Poor's U.S. Small Cap Banks Index.

Total Shareholder Return
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Enterprise Bancorp, Inc.
S&P 500 Index
S&P U.S. Small Cap Banks Index

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Enterprise Bancorp, Inc.	$100.00	$77.68	$139.60	$112.32	$105.89	$134.24
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P U.S. Small Cap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44

Item 6. [Reserved]

Not Applicable.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Company's (also referred to herein as "Enterprise," "us," "we," or "our") consolidated financial statements and notes thereto, contained in Item 8, "Financial Statements and Supplementary Data," and the other financial and statistical information contained in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”).

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•disruption from the proposed Merger (as defined below) of the Company with and into Independent (as defined below);
•the risk that the proposed Merger may not be completed in a timely manner or at all;
•the occurrence of any event, change, or other circumstances that could give rise to the termination of the proposed Merger with Independent, including under circumstances that would require Enterprise to pay a termination fee;
•the failure to obtain necessary shareholder or regulatory approvals for the proposed Merger with Independent;
•the ability to successfully integrate the combined business;
•the possibility that the amount of the costs, fees, expenses, and charges related to the proposed Merger with Independent may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities;
•the failure of the conditions to the proposed Merger with Independent to be satisfied;
•reputational risk and the reaction of the parties' customers to the proposed Merger with Independent;
•the risk of potential litigation or regulatory action related to the proposed Merger with Independent;
•potential recession in the United States and our market areas;
•the impacts related to or resulting from bank failures and any uncertainty in the banking industry as a whole, including the associated impact to the Company and other financial institutions of any regulatory changes or other mitigation efforts taken by government agencies in response thereto;
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
•the lingering inflationary pressures, and the risk of the resurgence of elevated levels of inflation, in the U.S. and our market areas, and its impact on market interest rates, the economy and credit quality;
•increases in unemployment rates in the United States and our market areas;
•deterioration of capital markets, which could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs;
•changes in market interest rates, whether due to the current elevated interest rate environment or future reductions in interest rates, could negatively impact the pricing of our loans and deposits and decrease our net interest income or net interest margin;
•increases in market interest rates could negatively impact bond market values and result in a lower net book value;
•our ability to successfully manage the elevated market interest-rate environment, our credit risk and the level of future non-performing assets and charge-offs;
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
•inability to attract, hire and retain qualified personnel;
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
•the impact of changes in U.S. presidential administrations or Congress, including potential changes in U.S. and international trade policies and the resulting impact on the Company and its customers;
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

Overview

Executive Summary

On December 9, 2024, Enterprise and Enterprise Bank announced the signing of an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp. ("Independent"), pursuant to which Enterprise will merge with and into Independent (the "Merger") and Enterprise Bank will merge into Independent's wholly owned subsidiary, Rockland Trust Company. The proposed Merger is expected to close in the second half of 2025, subject to customary closing conditions, including regulatory approvals and approval of Enterprise shareholders. No vote of Independent shareholders is required.

Key financial results at or for the twelve months ended December 31, 2024 are as follows:
•Net income amounted to $38.7 million, or $3.12 per diluted common share.
•Return on average assets and average equity were 0.82% and 11.27%, respectively.
•Net interest margin (non-GAAP) was 3.23%.
•Total loans increased 12% compared to December 31, 2023.
•Total deposits increased 5% compared to December 31, 2023.
•Wealth assets under management and administration amounted to $1.54 billion and increased 16% compared to December 31, 2023.

Net income for the year ended December 31, 2024, amounted to $38.7 million, or $3.12 per diluted common share, compared to $38.1 million, or $3.11 per diluted common share, for the year ended December 31, 2023. The increase in net income of $675 thousand, for the year ended December 31, 2024, was due primarily to a decrease in the provision for credit losses of $7.3 million and an increase in non-interest income of $5.3 million, partially offset by a decrease in net interest income of $5.2 million and an increase non-interest expense of $6.9 million.

The comparison of net income for the years ended December 31, 2024 and 2023 was also impacted by multiple non-core operating transactions including merger-related expenses of $1.1 million in 2024, which decreased net income, as well as net losses on sales of debt securities of $2.4 million and ERCs of $3.6 million (recognized as a reduction to salaries and employee benefits expense) in 2023, which caused a net increase on net income.

Total assets amounted to $4.83 billion at December 31, 2024, compared to $4.47 billion at December 31, 2023. Investment securities at fair value decreased $74.6 million, or 11%, during the year ended December 31, 2024, due primarily principal pay-downs, calls and maturities. Total loans increased $415.3 million, or 12%, versus a year ago, with growth primarily in commercial real estate and commercial construction loans.

Net charge-offs for the year ended December 31, 2024, amounted to $206 thousand, or 0.01% of average total loans, compared to $105 thousand, or 0.00% of average total loans, for the year ended December 31, 2023. The non-performing loans to total loans ratio normalized during the year and amounted to 0.67%, compared to 0.32% at December 31, 2023. The increase resulted primarily from two individually evaluated commercial construction loans which were placed on non-accrual during the year. The ACL for loans to total loans ratio was 1.59% at December 31, 2024, compared to 1.65% at December 31, 2023. The decrease in the ACL for loans to total loans ratio was due primarily to a decrease in general reserve factors in our ACL model, partially offset by an increase in reserves on individually evaluated loans.

Customer deposits amounted to $4.19 billion, an increase of $210.2 million, or 5%, due primarily to increases in money market and certificate of deposit balances of $51.5 million and $164.1 million, respectively. Lower cost checking and savings accounts comprised 49% of total deposits at December 31, 2024, compared to 52% at December 31, 2023, as customers shifted funds into higher yielding products during the year.

Shareholders’ equity increased $31.6 million, or 10%, due primarily to an increase in retained earnings of $26.9 million, which included shareholder dividends of $10.3 million, net of reinvestment.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the years ended as indicated:

	At or for the year ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Balance Sheet Data
Total cash and cash equivalents	$83,841	$56,592	$267,589	$436,576	$253,782
Total investment securities at fair value	593,595	668,171	820,371	958,215	583,049
Total loans	3,982,898	3,567,631	3,180,518	2,920,684	3,073,860
Allowance for credit losses	(63,498)	(58,995)	(52,640)	(47,704)	(44,565)
Total assets	4,827,726	4,466,034	4,438,333	4,447,819	4,014,324
Total deposits	4,187,698	3,977,521	4,035,806	3,980,239	3,551,263
Subordinated debt	59,815	59,498	59,182	58,979	73,744
Total shareholders' equity	360,748	329,117	282,267	346,895	334,426
Total liabilities and shareholders' equity	4,827,726	4,466,034	4,438,333	4,447,819	4,014,324

Wealth Management
Wealth assets under management(1)	$1,230,014	$1,077,761	$891,451	$1,041,409	$976,502
Wealth assets under administration(1)	$305,930	$242,338	$198,586	$257,867	$210,900

Shareholders' Equity Ratios
Book value per common share	$28.98	$26.82	$23.26	$28.82	$28.01
Dividends paid per common share	$0.96	$0.92	$0.82	$0.74	$0.70

Regulatory Capital Ratios
Total capital to risk-weighted assets	13.06%	13.12%	13.49%	13.73%	14.62%
Tier 1 capital to risk-weighted assets(2)	10.38%	10.34%	10.56%	10.62%	10.77%
Tier 1 capital to average assets	8.94%	8.74%	8.10%	7.56%	7.52%

Credit Quality Data
Non-performing loans	$26,687	$11,414	$6,122	$26,522	$38,050
Non-performing loans to total loans	0.67%	0.32%	0.19%	0.91%	1.24%
Non-performing assets to total assets	0.55%	0.26%	0.14%	0.60%	0.95%
ACL for loans to total loans	1.59%	1.65%	1.66%	1.63%	1.45%
Net charge-offs	$206	$105	$239	$3,964	$1,548

Income Statement Data
Net interest income	$147,864	$153,084	$151,798	$141,556	$130,134
Provision for credit losses	1,985	9,249	5,800	1,770	12,499
Total non-interest income	22,879	17,609	18,462	18,107	17,247
Total non-interest expense	117,132	110,199	108,314	102,135	93,254
Income before income taxes	51,626	51,245	56,146	55,758	41,628
Provision for income taxes	12,893	13,187	13,430	13,587	10,172
Net income	$38,733	$38,058	$42,716	$42,171	$31,456

Income Statement Ratios
Diluted earnings per common share	$3.12	$3.11	$3.52	$3.50	$2.64
Return on average total assets	0.82%	0.85%	0.96%	0.98%	0.82%
Return on average shareholders' equity	11.27%	12.48%	14.47%	12.49%	9.95%
Net interest margin (tax-equivalent)(3)	3.23%	3.51%	3.54%	3.44%	3.59%
____________________________________________________________________________
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

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2024 AND 2023

Unless otherwise indicated, the reported results are for the year ended December 31, 2024, with the "prior year" referring to the year ended December 31, 2023. Average yields are presented on a tax-equivalent basis.

Net Income
Net income for the year ended December 31, 2024, amounted to $38.7 million, an increase of $675 thousand, or 2%, compared to the year ended December 31, 2023. The components of the increase in net income compared to the prior year are discussed below.

Net Interest Income
Net interest income for the year ended December 31, 2024, amounted to $147.9 million, a decrease of $5.2 million, or 3%, compared to the year ended December 31, 2023.

The decrease in net interest income during the current period was due to the following items:
•An increase in deposit interest expense of $32.1 million;
•An increase in borrowings interest expense of $2.3 million;
•A decrease in interest and dividend income on investments of $2.9 million, and
•A decrease in income on other interest-earning assets of $3.7 million;
•Partially offset by an increase in loan interest income of $35.8 million.

Net Interest Margin
Net interest margin was 3.23% for the year ended December 31, 2024, compared to 3.51% for the year ended December 31, 2023.

Net interest margin compared to the prior year was impacted by the following factors:
•Average other interest-earning assets decreased $81.8 million, or 42%, while the yield increased 33 basis points.
•Average debt securities decreased $132.2 million, or 15%, and the tax-equivalent yield decreased 3 basis points.
•Average loan balances increased $432.6 million, or 13%, and the tax-equivalent yield increased 36 basis points.
•Average total deposits increased $136.8 million, or 3%, and the yield increased 74 basis points.
•Average borrowed funds increased $51.2 million, and the yield increased 208 basis points.

The decrease in net interest margin for the year ended December 31, 2024, compared to December 31, 2023, was due primarily to an increase in deposit interest expense, partially offset by an increase in loan interest income. The increase in deposit interest expense during the period was attributed primarily to higher market rates on deposits and growth in certificates of deposit balances, while the increase in loan interest income during the period was due primarily to loan growth and higher loan yields. The decrease in net interest margin was also impacted by a decrease in interest-earning deposits with banks and an increase in borrowed funds, both of which were used to fund the Company's 12% loan growth in 2024.

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

	December 31,
	2024 vs 2023
		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Other interest-earning assets(1)	$(3,744)	$(4,358)	$614
Investment securities (tax-equivalent)	(3,134)	(2,877)	(257)
Loans and loans held for sale (tax-equivalent)	35,878	23,559	12,319
Total interest-earning assets (tax-equivalent)	29,000	16,324	12,676

Interest expense
Interest checking, savings, and money market	17,526	1,119	16,407
CDs	14,598	8,106	6,492
Borrowed funds	2,313	2,116	197
Subordinated debt	—	18	(18)
Total interest-bearing liabilities	34,437	11,359	23,078
Change in net interest income (tax-equivalent)	$(5,437)	$4,965	$(10,402)
_________________________________________
(1)    Income on other interest-earning assets includes interest on deposits, and fed funds sold, and dividends on FHLB stock.

The table below presents the Company's average balance sheet, net interest income and average rates for the years ended December 31, 2024, 2023 and 2022:

	Average Balances, Interest and Average Yields
	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield (1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Other interest-earning assets(2)	$115,171	$6,199	5.38%	$196,931	$9,943	5.05%	$333,433	$6,014	1.80%
Investment securities(3) (tax-equivalent)	737,633	16,144	2.19%	868,137	19,278	2.22%	955,927	19,891	2.08%
Loans and loans held for sale(4) (tax-equivalent)	3,761,015	208,955	5.56%	3,328,387	173,077	5.20%	3,034,608	136,381	4.49%
Total interest-earning assets (tax-equivalent)	4,613,819	231,298	5.01%	4,393,455	202,298	4.60%	4,323,968	162,286	3.75%
Other assets	98,585			84,914			110,238
Total assets	$4,712,404			$4,478,369			$4,434,206

Liabilities and shareholders' equity:
Non-interest checking	$1,070,290	$—		$1,224,101	$—		$1,412,694	$—
Interest checking, savings and money market	2,498,798	48,482	1.94%	2,413,939	30,956	1.28%	2,391,698	4,091	0.17%
CDs	621,576	28,031	4.51%	415,840	13,433	3.23%	221,050	1,620	0.73%
Total deposits	4,190,664	76,513	1.83%	4,053,880	44,389	1.09%	4,025,442	5,711	0.14%
Borrowed funds	56,259	2,426	4.31%	5,090	113	2.23%	3,286	52	1.58%
Subordinated debt(5)	59,649	3,467	5.81%	59,333	3,467	5.84%	59,050	3,352	5.68%
Total funding liabilities	4,306,572	82,406	1.91%	4,118,303	47,969	1.16%	4,087,778	9,115	0.22%
Other liabilities	62,258			55,163			51,274
Total liabilities	4,368,830			4,173,466			4,139,052
Shareholders' equity	343,574			304,903			295,154
Total liabilities and shareholders' equity	$4,712,404			$4,478,369			$4,434,206

Net interest-rate spread (tax-equivalent)			3.10%			3.44%			3.53%
Net interest income (tax-equivalent)		148,892			154,329			153,171
Net interest margin (tax-equivalent)			3.23%			3.51%			3.54%
Less tax-equivalent adjustment		1,028			1,245			1,373
Net interest income		$147,864			$153,084			$151,798
Net interest margin			3.20%			3.48%			3.51%
 _________________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal corporate income tax rate of 21% in the years ended 2024, 2023 and 2022, based on tax-equivalent adjustments associated with tax-exempt loans and investments interest income.
(2)Average other interest-earning assets includes interest-earning deposits with banks, fed funds sold, and FHLB stock.
(3)Average investments are presented at average amortized cost.
(4)Average loans and loans held for sale are presented at average amortized cost and include non-accrual loans.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses

The provision for credit losses for each of the years ended December 31, 2024 and December 31, 2023 are presented below:

	Year ended		Increase / (Decrease)
(Dollars in thousands)	December 31, 2024	December 31, 2023
Provision for credit losses on loans - collectively evaluated	$1,463	$4,184	$(2,721)
Provision for credit losses on loans - individually evaluated	3,246	2,276	970
Provision for credit losses on loans	4,709	6,460	(1,751)

Provision for unfunded commitments	(2,724)	2,789	(5,513)

Provision for credit losses	$1,985	$9,249	$(7,264)

The primary components of the provision for credit losses during the year ended December 31, 2024, compared to December 31, 2023, were as follows:
•Provision expense on loans collectively evaluated of $1.5 million, a decrease of $2.7 million, due primarily to the impact of an improved economic forecast in our ACL model, partially offset by growth in commercial real estate and commercial construction loans;
•Provision expense on loans individually evaluated of $3.2 million, an increase of $1.0 million, due primarily to the addition of two individually evaluated commercial relationships with cumulative reserves of $3.6 million at December 31, 2024, partially offset by;
•A negative provision for unfunded commitments of $2.7 million due to a decrease in off-balance sheet commitments that required a reserve and, to a lesser extent, the impact of reduced general reserve factors in our ACL model.

At December 31, 2024, the ACL for loans to total loans ratio was 1.59% compared to 1.65% at December 31, 2023.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2024, amounted to $22.9 million, an increase of $5.3 million, or 30%, compared to the prior year.

The following table sets forth the components of non-interest income and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	Change	% Change
Wealth management fees	$7,888	$6,730	$1,158	17%
Deposit and interchange fees	8,875	8,475	400	5%
Income on bank-owned life insurance, net	2,001	1,264	737	58%
Net losses on sales of debt securities	(2)	(2,419)	2,417	(100)%
Net gains on sales of loans	156	34	122	359%
Gains on equity securities	1,140	666	474	71%
Other income	2,821	2,859	(38)	(1)%
Total non-interest income	$22,879	$17,609	$5,270	30%

The primary components of the increase in non-interest income during the year ended December 31, 2024, were as follows:
•Net losses on sales of debt securities of $2 thousand and gains on equity securities of $1.1 million while non-interest income in the prior year included net losses on sales of debt securities of $2.4 million and gains on equity securities of

$666 thousand.
•Excluding these items, non-interest income for the year ended December 31, 2024 increased $2.4 million, or 12%, compared to the year ended December 31, 2023, due primarily to increases in wealth management fees of $1.2 million and income on bank-owned life insurance of $737 thousand. The increase in wealth management fees was due primarily to an increase in assets under management and administration during the year ended December 31, 2024 resulting from growth in new assets and market value appreciation. The increase in income on bank-owned life insurance was driven by higher credit rates from our existing insurance providers and from an exchange near the end of 2023 to a higher yielding insurance provider.

Non-Interest Expense
Non-interest expense for the year ended December 31, 2024, amounted to $117.1 million, an increase of $6.9 million, or 6%, compared to the prior year.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	Change	% Change
Salaries and employee benefits	$78,224	$72,283	$5,941	8%
Occupancy and equipment expenses	9,667	9,722	(55)	(1)%
Technology and telecommunications expenses	10,708	10,656	52	—%
Advertising and public relations expenses	2,585	2,786	(201)	(7)%
Audit, legal and other professional fees	2,474	2,945	(471)	(16)%
Deposit insurance premiums	3,571	2,712	859	32%
Supplies and postage expenses	980	998	(18)	(2)%
Merger-related expenses	1,137	—	1,137	100%
Other operating expenses	7,786	8,097	(311)	(4)%
Total non-interest expense	$117,132	$110,199	$6,933	6%

The primary components of the increase in non-interest expense during the year ended December 31, 2024, are as follows:
•Non-interest expense in the prior year was impacted by the receipt of $3.6 million in ERCs, which the Company recognized as a reduction to salaries and employee benefits expense. Excluding this item, non-interest expense for the year ended December 31, 2024, increased $3.3 million, or 3%.
•Salaries and employee benefits expenses amounted to $78.2 million for the year ended December 31, 2024, an increase of $2.3 million, or 3%, excluding ERCs, due primarily to annual merit increases.
•Deposit insurance premiums increased $859 thousand, or 32%, due primarily to loan growth.
•Merger-related expenses increased $1.1 million due to the costs incurred related to the proposed Merger with Independent.

Income Tax Expense

The effective tax rate was 25.0% and 25.7% for the years ended December 31, 2024 and 2023, respectively.

Results of Operations Comparison of Years Ended December 31, 2023 and 2022

For a comparison of the results of operations for the years ended December 31, 2023 and 2022, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with SEC on March 8, 2024 (the "2023 Form 10-K").

Financial Condition

Total assets amounted to $4.83 billion at December 31, 2024, compared to $4.47 billion at December 31, 2023, an increase of $361.7 million, or 8%. The balance sheet composition and changes compared to December 31, 2023, are discussed below.

Cash and cash equivalents

Cash and cash equivalents may be comprised of cash on hand and cash items due from other banks, interest-earning deposits with banks (deposit accounts, excess reserve cash balances, money markets, and money market mutual funds accounts), and short-term treasury securities.

Cash and cash equivalents amounted to $83.8 million at December 31, 2024, compared to $56.6 million at December 31, 2023, an increase of $27.2 million, or 48%. As of December 31, 2024, cash and cash equivalents represented 2% of total assets compared to 1% of total assets at December 31, 2023.

Investments

At December 31, 2024, the fair value of the investment portfolio amounted to $593.6 million, a decrease of $74.6 million, or 11%, since December 31, 2023. As of December 31, 2024, the investment portfolio represented 12% of total assets, compared to 15% of total assets at December 31, 2023, and was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities at each period. The decrease over the respective periods was attributable to sales of debt securities as well as principal pay-downs, calls and maturities.

During the year ended December 31, 2024, the Company had no purchases of debt securities. Principal pay-downs, calls and maturities amounted to $77.3 million and the Company sold debt securities with an amortized cost of $214 thousand realizing net losses on these sales of $2 thousand.

During the year ended December 31, 2023, the Company had no purchases of debt securities. Principal pay-downs, calls and maturities amounted to $88.2 million and sold debt securities with an amortized cost of $87.2 million realizing net losses on these sales of $2.4 million. Sales of debt securities during the year ended December 31, 2023 was made in order to improve the Company's balance sheet positioning and enhance future earnings.

Net unrealized losses on the debt securities portfolio amounted to $101.8 million at December 31, 2024, compared to $102.9 million at December 31, 2023. Management has concluded that the unrealized losses resulted from significant increases in market interest rates relative to the book yield on the securities held and that no allowance for credit losses was considered necessary as of December 31, 2024.

Debt Securities

The following table summarizes the fair value of debt securities at the dates indicated:

	December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations	$—	—%	$4,978	1%	$4,977	1%
U.S. Treasury securities	6,232	1%	15,925	2%	43,251	5%
Federal agency CMO	284,187	49%	334,751	50%	406,982	50%
Federal agency MBS	17,192	3%	18,812	3%	21,021	3%
Taxable municipal securities	228,221	39%	226,977	34%	239,277	29%
Tax-exempt municipal securities	35,979	6%	45,419	7%	83,653	10%
Corporate bonds	3,419	1%	3,966	1%	6,294	1%
Subordinated corporate bonds	8,700	1%	10,285	2%	10,647	1%
Total debt securities	$583,930	100%	$661,113	100%	$816,102	100%

Management continuously monitors and evaluates the debt securities portfolio to identify and assess risks within the portfolio, including, but not limited to, the impact of the current market interest-rate environment, prepayment risk, and credit quality.

The mix of debt securities at December 31, 2024, compared to December 31, 2023, remained relatively unchanged. At December 31, 2024, the Company's debt securities portfolio consisted of 53% in U.S. government or U.S. federal agency bonds and 45% in taxable and tax-exempt municipal bonds. The effective duration of debt securities portfolio at December 31, 2024 was approximately 5.0 years compared to 5.1 years at December 31, 2023.

The contractual maturity distribution as of December 31, 2024, of the debt securities portfolio with the weighted average tax-equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
U.S. Treasury securities	$—	—%	$6,998	1.01%	$—	—%	$—	—%
Federal agency CMO	7,745	2.77%	715	2.57%	4,968	1.60%	334,073	1.85%
Federal agency MBS	—	—%	5,700	2.72%	306	2.69%	14,192	2.12%
Taxable municipal securities	660	2.79%	71,350	2.56%	187,127	2.16%	2,000	2.57%
Tax-exempt municipal securities	4,481	3.23%	16,979	3.36%	13,862	3.49%	1,137	2.96%
Corporate bonds	900	3.51%	2,573	3.68%	—	—%	—	—%
Subordinated corporate bonds	—	—%	—	—%	10,000	3.73%	—	—%
Total debt securities	$13,786	2.97%	$104,315	2.62%	$216,263	2.31%	$351,402	1.87%

Total debt securities at fair value	$13,684		$98,143		$186,185		$285,918

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $128.4 million, which can be redeemed by the issuer prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

Loans
This discussion should be read in conjunction with the material presented in Item 1, "Business," under the heading "Lending Products" of this Form 10-K, above.

At December 31, 2024, total loans amounted to $3.98 billion, an increase of $415.3 million, or 12%, since December 31, 2023. As of December 31, 2024, total loans represented 83% of total assets, compared to 80% of total assets at December 31, 2023.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans:

	December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate owner occupied	$704,634	18%	$619,302	17%	$587,908	19%
Commercial real estate non-owner occupied	1,563,201	39%	1,445,435	41%	1,333,502	42%
Commercial and industrial	479,821	12%	430,749	12%	414,490	13%
Commercial construction	679,969	17%	585,113	16%	424,049	13%
Total commercial loans	3,427,625	86%	3,080,599	86%	2,759,949	87%
Residential mortgages	443,096	11%	393,142	11%	332,632	10%
Home equity	103,858	3%	85,375	3%	79,807	3%
Consumer	8,319	—%	8,515	—%	8,130	—%
Total retail loans	555,273	14%	487,032	14%	420,569	13%
Total loans	3,982,898	100%	3,567,631	100%	3,180,518	100%
Allowance for credit losses	(63,498)		(58,995)		(52,640)
Net loans	$3,919,400		$3,508,636		$3,127,878

At or for the year ended December 31, 2024:
•Non-investor commercial loans, consisting of owner-occupied commercial real estate and commercial and industrial loans, increased $134.4 million, or 13%.
•Commercial real estate non owner-occupied loans increased $117.8 million, or 8%.
•The composition of owner and non owner-occupied commercial real estate loans has remained relatively consistent compared to December 31, 2023. Commercial real estate loans collectively make up 57% of the total loan portfolio and were comprised of approximately 31% in owner-occupied loans and 69% in non owner-occupied loans. Growth since the prior period was primarily from continued customer demand and business development efforts.
◦Non owner-occupied commercial real estate loans were comprised of approximately 28% multi-family, 16% 1-4 family, 12% retail, and 11% office. All other categories fell below 10% of total non owner-occupied commercial real estate loans.
◦Non owner-occupied commercial real estate loans secured by office buildings amounted to 4% of total loans which were located mainly in suburban areas and were modest in physical size.
◦Non owner-occupied commercial real estate loans secured by retail amounted to 5% of total loans and consisted primarily of local strip-mall plazas and not large shopping centers or mall complexes.
•Commercial construction loans increased $94.9 million, or 16%, due to continued growth driven primarily by residential development projects to meet the strong demand for housing in our market area, partially offset by pay downs, payoffs, and transfers of construction loans to the permanent commercial real estate segments.
•The composition of the commercial construction segment has remained relatively consistent compared to December 31, 2023.
◦Commercial construction loans were comprised of approximately 27% multi-family, 22% residential condominiums, 12% single residential lots and 11% land approved for development. All other collateral categories each fell below 10% of total commercial construction loans.
•Total retail loans increased $68.2 million, or 14%, since December 31, 2023. The increase resulted from higher origination volume. Residential secured one-to-four family mortgage loans continue to make up the largest portion of the retail segment.

At December 31, 2024, commercial loan balances participated out to various banks amounted to $77.4 million, compared to $69.8 million at December 31, 2023. These balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $163.7 million, or 4.1% of total loans, and $126.6 million, or 3.5% of total loans, at December 31, 2024 and 2023, respectively.

See also Note 3, "Loans," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K, below, for information on related party loans, loans serviced for others and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial and industrial and commercial construction loans in the Company's portfolio at December 31, 2024. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial & Industrial	Commercial Construction
Amounts due(1):
One year or less, and demand notes	$18,469	$64,731	$194,040	$308,004
After one year through five years	149,895	367,187	144,348	152,345
After five years through fifteen years	379,634	804,378	126,593	118,745
Beyond fifteen years	157,655	325,886	14,840	100,875
	$705,653	$1,562,182	$479,821	$679,969

Interest rate terms on amounts due after one year:
Fixed	$80,086	$144,817	$126,048	$62,546
Adjustable(2)	$607,098	$1,352,634	$159,733	$309,419
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

See item (h) "Loans" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company's loan accounting policies and Credit Risk monitoring.

The following table sets forth information regarding the Company's loan portfolio asset quality as of the dates indicated:

	December 31,
(Dollars in thousands)	2024	2023	2022
Non-performing loan summary:
Commercial real estate owner-occupied	$2,374	$2,683	$1,285
Commercial real estate non owner-occupied	3,457	2,686	2,070
Commercial and industrial	4,029	4,262	730
Commercial construction	14,639	—	294
Residential mortgages	1,931	1,526	1,532
Home equity	257	257	211
Consumer	—	—	—
Total non-accrual loans	26,687	11,414	6,122

Total adversely classified loans	$50,732	$56,650	$46,998

Total loans	$3,982,898	$3,567,631	$3,180,518
Adversely classified loans to total loans	1.27%	1.59%	1.48%
Loans 60-89 days past due and still accruing to total loans	0.07%	—%	0.04%
Non-performing loans to total loans	0.67%	0.32%	0.19%
Non-performing assets to total assets	0.55%	0.26%	0.14%
Allowance for credit losses for loans	$63,498	$58,995	$52,640
Allowance for credit losses for loans to non-performing loans	237.94%	516.87%	859.85%
Allowance for credit losses for loans to total loans	1.59%	1.65%	1.66%
Loans which are evaluated to be of weaker credit quality are classified as adverse and placed on the Company's "watch asset list" and reviewed on a more frequent basis by management. Adversely classified loans may be performing in accordance with their original terms or past due in respect to principal or interest and therefore additionally classified as non-performing loans.

The increase in non-performing loans from December 31, 2023 to December 31, 2024 was attributable primarily to two individually evaluated commercial construction loans, which were placed on non-accrual in the first and third quarters of 2024.
•The commercial construction loan that was placed on non-accrual during the first quarter of 2024 was secured by a multi-family property, had an outstanding balance of $7.9 million and a specific reserve of $340 thousand at December 31, 2024. Due to the on-going construction and improvement in the valuation of the collateral property, which had an approximate percentage of completion of 82% at December 31, 2024, specific reserves were decreased by $1.3 million since it was placed on non-accrual.
•The commercial construction loan that was placed on non-accrual during the third quarter of 2024 was a participation loan originated by another local institution secured by a lab and office space building. Enterprise's participation in the outstanding balance was $6.7 million and a specific reserve of $3.3 million was assigned at December 31, 2024. At December 31, 2024, the building was vacant while the lead bank works with the borrowers to sell the facility. The Company had no other significant exposure to loans secured by lab space at December 31, 2024.

The Company had no OREO at December 31, 2024, 2023 or 2022, and therefore non-performing loans were the only component of non-performing assets at those periods.

ACL for Loans

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2023. See item (j) "Credit Risk Management and ACL for Loans Methodology" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company's loan accounting policies, Credit Risk monitoring, and ACL methodology.

The following table sets forth the allocation of the Company's ACL among the categories of loans, the percentage of ACL allocated by category of loans to the total ACL, and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

	December 31,
	2024			2023			2022
(Dollars in thousands)	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans	ACL Allocation	% of ACL Allocation	% of Total Loans
Commercial real estate owner-occupied	$10,813	17%	18%	$10,455	18%	17%	$10,304	19%	19%
Commercial real estate non owner-occupied	27,774	44%	39%	27,619	47%	41%	26,260	50%	42%
Commercial and industrial	9,940	16%	12%	11,089	19%	12%	8,896	17%	13%
Commercial construction	11,765	19%	17%	6,787	11%	16%	3,961	8%	13%
Residential mortgages	2,205	3%	11%	2,152	4%	11%	2,255	4%	10%
Home equity	746	1%	3%	579	1%	3%	633	1%	3%
Consumer	255	—%	—%	314	—%	—%	331	1%	—%
Total	$63,498	100%	100%	$58,995	100%	100%	$52,640	100%	100%
The following table summarizes the activity in the ACL for loans for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Beginning balance	$58,995	$52,640	$47,704	$44,565	$33,614

Day one CECL adjustment	—	—	—	6,560	—
Provision for credit losses on loans	4,709	6,460	5,175	543	12,499
Recoveries on charged-off loans:
Commercial real estate owner-occupied	—	—	—	39	—
Commercial real estate non owner-occupied	—	—	—	—	—
Commercial and industrial	366	497	242	139	265
Commercial construction	—	1	—	105	—
Residential mortgages	—	—	—	—	—
Home equity	7	12	11	71	45
Consumer	39	17	19	9	36
Total recovered	$412	$527	$272	$363	$346
Charged-off loans:
Commercial real estate owner-occupied	—	—	—	—	—
Commercial real estate non owner-occupied	—	—	250	1,825	—
Commercial and industrial	519	596	210	2,477	561
Commercial construction	—	—	—	—	1,300
Residential mortgages	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	99	36	51	25	33
Total charged-off	$618	$632	$511	$4,327	$1,894

Net loans charged-off	$206	$105	$239	$3,964	$1,548

Ending balance	$63,498	$58,995	$52,640	$47,704	$44,565

Average loans outstanding	$3,761,041	$3,328,729	$3,035,012	$2,969,371	$2,984,100
Net charge-offs to average loans	0.01%	—%	0.01%	0.13%	0.05%

Recoveries to charge-offs	66.67%	83.39%	53.23%	8.39%	18.27%
Net loans charged-off to allowance	0.32%	0.18%	0.45%	8.31%	3.47%

Reserve for unfunded commitments

The reserve for unfunded commitments is classified within "Other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of commitments which are not unconditionally cancellable, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.

The Company’s reserve for unfunded commitments amounted to $4.4 million as of December 31, 2024 and $7.1 million at December 31, 2023. The decrease in the reserve for unfunded commitments resulted primarily by a decrease in off-balance sheet commitments that required a reserve and, to a lesser extent, the impact of reduced general reserve factors in our ACL model during the year ended December 31, 2024.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments is adequate as of December 31, 2024.

Deposits

As of December 31, 2024, total deposits amounted to $4.19 billion, an increase of $210.2 million, or 5%, compared to December 31, 2023. Total deposits represented 87% of total assets at December 31, 2024 and 89% at December 31, 2023.

The increase was driven primarily by increases in money market account balances of $51.5 million, or 4%, and CD account balances of $164.1 million, or 32%, as customers sought higher yielding deposit products. Lower cost checking and savings accounts comprised 49% of total deposits at December 31, 2024, compared to 52% at December 31, 2023.

The following table sets forth the deposit balances by certain categories as of the dates indicated and the percentage of each category to total deposits:

	December 31, 2024		December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest checking	$1,077,998	26%	$1,061,009	27%	$1,351,932	34%
Interest-bearing checking	699,671	17%	697,632	18%	678,715	17%
Savings	270,367	6%	294,865	7%	336,322	8%
Money markets	1,454,443	35%	1,402,939	35%	1,381,645	34%
CDs	685,219	16%	521,076	13%	287,192	7%
Deposits	$4,187,698	100%	$3,977,521	100%	$4,035,806	100%

The Company offers its customers the ability to enhance FDIC insurance coverage by electing to participate a portion of their deposit balance into nationwide deposit networks, with an equal and reciprocal balance deposited to the Company through the network. The Company’s total customer deposit balances reflect the reciprocal deposits received from other banks' customers participating in the programs. Essentially, the equivalent of the original customers' deposited funds comes back to the Company and are carried within the appropriate category under total customer deposits. Additional capacity to utilize these enhanced FDIC insured products exceeds the Company's total deposits balance. The Company's balances in these reciprocal products were $903.2 million, $835.0 million, and $589.7 million at December 31, 2024, 2023 and 2022, respectively. Savings accounts are not eligible for this program.

The following table shows the scheduled maturities of CDs greater than $250,000:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Due in three months or less	$140,066	$49,545
Due in greater than three months through six months	64,510	82,034
Due in greater than six months through twelve months	79,893	86,622
Due in greater than twelve months	22,792	7,086
Total CDs greater than $250,000	$307,261	$225,287

The table below sets forth a comparison of the Company's average deposits and average rates paid for the periods indicated. The annualized average rate on total deposits reflects both interest-bearing and non-interest-bearing deposits.

	Year ended December 31,
	2024		2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest checking	$1,070,290	—%	$1,224,101	—%	$1,412,694	—%
Interest checking	720,753	0.68%	685,347	0.38%	696,639	0.07%
Savings	283,842	0.31%	310,979	0.16%	346,805	0.05%
Money market	1,494,203	2.86%	1,417,613	1.96%	1,348,254	0.25%
Total interest-bearing non-term deposits	2,498,798	1.94%	2,413,939	1.28%	2,391,698	0.17%
CDs	621,576	4.51%	415,840	3.23%	221,050	0.73%
Total	$4,190,664	1.83%	$4,053,880	1.09%	$4,025,442	0.14%

Borrowed Funds

At December 31, 2024 and 2023, borrowed funds amounted to $153.1 million and $25.8 million, respectively, and were comprised of advances from the FRB and FHLB as well as secured borrowings from the NH BFA.

At December 31, 2024, the Company had the capacity to borrow additional funds from the FHLB and FRB of up to approximately $670.0 million and $300.0 million, respectively. Additionally, the Company had the capacity to borrow unsecured brokered funding through existing broker relationships. The Company's wholesale funding sources included primarily borrowing capacity at the FHLB, FRB and brokered deposits. At December 31, 2024, the Company had no unsecured brokered deposits.

The table below shows the comparison of the Company's average borrowed funds and average rates paid for the periods indicated:

	Year ended December 31,
	2024		2023		2022
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$4,886	2.97%	$3,548	2.65%	$3,266	1.59%
FRB advances	45,838	4.86%	534	3.39%	—	—%
Other borrowed funds	5,535	0.95%	1,008	0.13%	20	—%
Total borrowed funds	$56,259	4.31%	$5,090	2.23%	$3,286	1.58%

In the table above, "Other borrowings" represent term NH BFA advances or advances from correspondent banks, advanced as part of our annual test of these external funding facilities.

Subordinated Debt

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.8 million at December 31, 2024, and $59.5 million at December 31, 2023. The subordinated notes are due in 2030 and have a fixed rate of 5.25% through July 15, 2025, at which point the notes become callable and floating through maturity. The interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate that is expected to be the then current three-month Secured Overnight Financing Rate, as published by the Federal Reserve Bank of New York, plus 517.5 basis points, payable quarterly in arrears. The subordinated notes qualify as Tier 2 capital at the holding company of the bank for regulatory purposes.

Shareholders' Equity

Total shareholders' equity amounted to $360.7 million at December 31, 2024, compared to $329.1 million at December 31, 2023, an increase of $31.6 million, or 10%. The increase was due primarily to an increase in retained earnings of $26.9 million, consisting primarily of $38.7 million in net income less $10.3 million in dividends, net of reinvestment.

For the years ended December 31, 2024 and 2023, the Company declared cash dividends of $11.9 million and $11.2 million, respectively, and shareholders utilized the dividend reinvestment portion of the Company's dividend reinvestment and direct stock purchase plan to purchase aggregate shares of the Company's common stock amounting to 54,698 shares and 50,443 shares, totaling $1.6 million and $1.5 million, respectively.

Derivatives and Hedging

Derivatives designated as hedging instruments

As of December 31, 2024 and 2023, the Company had three pay fixed, receive float, interest rate swap agreements with a cumulative notional value of $100.0 million, of which $50.0 million matures in June 2025 and $50.0 million matures in September 2025. Under these interest rate swap agreements, the Company pays a weighted average fixed interest rate of 4.68% and receives the Secured Overnight Financing Rate. At December 31, 2024 and December 31, 2023, the fair value of these interest rate swap agreements, carried on the Company's Consolidated Balance Sheets as a liability, was $336 thousand and $760 thousand, respectively.

Derivatives not subject to hedge accounting

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $3.2 million at December 31, 2024 and $7.5 million at December 31, 2023. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $321 thousand at December 31, 2024, compared to $630 thousand at December 31, 2023.

Risk Participation Agreements

The notional value of RPAs sold amounted to $46.4 million at December 31, 2024 and $46.9 million at December 31, 2023. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $25 thousand at December 31, 2024 and $65 thousand at December 31, 2023.

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

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possible additional discretionary supervisory actions by regulators, which if undertaken, could have a material adverse effect on the Company's consolidated financial condition. At December 31, 2024, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively. Additionally, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's total capital and tier 1 capital to risk-weighted assets amounted to 13.06% and 10.38%, respectively, at December 31, 2024, compared to 13.12% and 10.34%, respectively, at December 31, 2023. Tier 1 capital to average assets amounted to 8.94% at December 31, 2024, compared to 8.74% at December 31, 2023.

See also Note 12, "Shareholders' Equity," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2024. For additional information on the Company's capital planning, see the section entitled "Capital Resources" contained in Item 1, "Business," of this Form 10-K.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations. The following table summarizes the contractual cash obligations at December 31, 2024:

	Payments Due by Period
(Dollars in thousands)	Total	Within 1 Year	>1 – 5 Years	>5 – 15 Years	After 15 Years
Contractual cash obligations:
CDs	$685,219	$650,541	$34,676	$2	$—
FHLB borrowings	147,746	145,000	—	391	2,355
Other borrowings	5,390	—	270	2,837	2,283
Subordinated debt	60,000	—	—	—	60,000
Supplemental retirement plans	1,111	276	811	24	—
Operating lease obligations	37,598	1,457	5,901	14,153	16,087
Total contractual obligations	$937,064	$797,274	$41,658	$17,407	$80,725

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

The following table summarizes the contractual commitments at December 31, 2024:

	Commitment Expiration — By Period
(Dollars in thousands)	Total	Within 1 Year	>1 – 5 Years	>5 – 15 Years	After 15 Years
Other Commitments:
Unadvanced loans and lines	$1,107,168	$709,247	$268,788	$120,389	$8,744
Commitments to originate loans	35,327	35,327	—	—	—
Letters of credit	20,166	16,089	3,953	124	—
Commitments to originate loans for sale	1,008	1,008	—	—	—
Commitments to sell loans	520	520	—	—	—
Customer related interest-rate swaps notional amount(1)	3,212	—	—	—	3,212
Risk participation agreement notional amount	46,387	—	—	—	46,387
Total commitments	$1,213,788	$762,191	$272,741	$120,513	$58,343
 __________________________________________________________________________________
(1)    Offsetting positions to these interest-rate swaps are entered into with a counterparty. Notional principal amounts are not actually exchanged.

Wealth Management

Wealth assets under management and wealth assets under administration are not carried as assets on the Company's consolidated balance sheets. The Company provides a wide range of wealth management services, including investment management, brokerage, annuities, trust, and 401(k) plan administration.

Wealth assets under management amounted to $1.23 billion at December 31, 2024. The increase of $152.3 million, or 14%, compared to December 31, 2023, was due primarily to an increase in market values and new asset growth.

Wealth assets under administration amounted to $305.9 million at December 31, 2024. The increase of $63.6 million, or 26%, compared to December 31, 2023, resulted primarily from an increase in market values.

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

ACL for Available-for-Sale Securities

There are inherent risks associated with the Company's investment activities that could adversely impact the fair value and the ultimate collectability of the Company's investments. The Company primarily invests in debt securities. At December 31, 2024, the Company also held immaterial amounts of equity securities and FHLB stock.

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

At December 31, 2024, based on the Company's quantitative analysis, goodwill was deemed not to be impaired.

Recent Accounting Pronouncements

See Note 1, "Summary of Significant Accounting Policies," Item (y) "Recent Accounting Pronouncements," to the Company's consolidated financial statements, contained in Item 8 of this Form 10-K below, for information regarding recent accounting pronouncements.

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

The Company can be subject to net interest margin compression depending on the economic environment, the shape of the yield curve and a mismatch in timing for yield changes on interest-earning assets and interest-bearing liabilities. Generally, assuming a positive yield curve with parallel yield shifts, in the short-term (first couple of years) the Company's margin is expected to perform better when interest rates decrease and worse when interest rates increase as funding costs are assumed to adjust faster than asset yields. However, over the longer-term (greater than two to three years) the Company's margin is expected to perform better when interest rates increase and worse when interest rates decrease as asset yields are assumed to increase more than funding costs.

If the yield curve flattens from a positive sloped curve, net interest margin compression occurs as the spread between the cost of funding and the yield on interest-earning assets narrows. Under this scenario, the degree of net interest margin compression is highly dependent on the Company's ability to fund asset growth through lower cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the prime lending rate may initially result in the Company's asset yields re-pricing more quickly than funding costs.

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

In an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario. However, the extent of the impact on margin is highly dependent on the Company's balance sheet mix. The flattening of an inverted yield curve would be favorable to margin as yields on shorter-term rates would no longer exceed those of longer-term rates.

The tables below summarize the simulated results at December 31, 2024 and December 31, 2023 and compare the percentage change in net interest income for each interest rate scenario to the rates unchanged scenario. The results in the tables below assume a static balance sheet and the net interest income results are for a 24-month period. Table 1 assumes all interest rates are ramped evenly over 12 months. Table 2 differs from table 1 by simulating that interest rate changes for non-maturity deposits are ramped evenly over 24 months instead of 12 months.

Table 1 - Interest Rate Changes – All rates ramped over 12 months

	December 31, 2024	December 31, 2023
Scenarios	Percentage Change	Percentage Change
Rates rise 400 basis points	(14.19)%	(11.71)%
Rates rise 200 basis points	(7.05)%	(5.71)%
Rates unchanged	—%	—%
Rates decline 200 basis points	5.07%	3.26%

Table 2 - Interest Rate Changes – All rates ramped over 12 months, except for non-maturity deposits which are ramped over 24 months

	December 31, 2024	December 31, 2023
Scenarios	Percentage Change	Percentage Change
Rates rise 400 basis points	(6.42)%	(3.11)%
Rates rise 200 basis points	(3.29)%	(1.60)%
Rates unchanged	—%	—%
Rates decline 200 basis points	1.52%	(0.54)%

The change in results at December 31, 2024, compared to December 31, 2023, were impacted primarily by an increase in the balance of wholesale funding which reprices immediately. Over the 24-month period, the net result was lower estimated net interest income in increased interest rate scenarios and higher estimated net interest income in decreased interest rate scenarios.
Refer to the heading "Results of Operations" contained within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for further discussion of margin.

Item 8.Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share data)	2024	2023
Assets
Cash and cash equivalents:
Cash and due from banks	$42,689	$37,443
Interest-earning deposits with banks	41,152	19,149
Total cash and cash equivalents	83,841	56,592
Investments:
Debt securities at fair value (amortized cost of $685,766 and $763,981, respectively)	583,930	661,113
Equity securities at fair value	9,665	7,058
Total investment securities at fair value	593,595	668,171
Federal Home Loan Bank stock	7,093	2,402
Loans held for sale	520	200
Loans:
Total loans	3,982,898	3,567,631
Allowance for credit losses	(63,498)	(58,995)
Net loans	3,919,400	3,508,636
Premises and equipment, net	42,444	44,931
Lease right-of-use asset	24,126	24,820
Accrued interest receivable	20,553	19,233
Deferred income taxes, net	49,096	49,166
Bank-owned life insurance	67,421	65,455
Prepaid income taxes	2,583	1,589
Prepaid expenses and other assets	11,398	19,183
Goodwill	5,656	5,656
Total assets	$4,827,726	$4,466,034
Liabilities and Shareholders' Equity
Liabilities
Deposits	$4,187,698	$3,977,521
Borrowed funds	153,136	25,768
Subordinated debt	59,815	59,498
Lease liability	23,849	24,441
Accrued expenses and other liabilities	33,425	45,011
Accrued interest payable	9,055	4,678
Total liabilities	4,466,978	4,136,917
Commitments and Contingencies
Shareholders' Equity
Preferred stock $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,447,308 and 12,272,674 shares issued and outstanding, respectively	124	123
Additional paid-in capital	111,295	107,377
Retained earnings	328,243	301,380
Accumulated other comprehensive loss	(78,914)	(79,763)
Total shareholders' equity	360,748	329,117
Total liabilities and shareholders' equity	$4,827,726	$4,466,034

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2024	2023	2022
Interest and dividend income:
Other interest-earning assets	$6,199	$9,943	$6,014
Investment securities	15,693	18,575	18,965
Loans and loans held for sale	208,378	172,535	135,934
Total interest and dividend income	230,270	201,053	160,913
Interest expense:
Deposits	76,513	44,389	5,711
Borrowed funds	2,426	113	52
Subordinated debt	3,467	3,467	3,352
Total interest expense	82,406	47,969	9,115
Net interest income	147,864	153,084	151,798
Provision for credit losses	1,985	9,249	5,800
Net interest income after provision for credit losses	145,879	143,835	145,998
Non-interest income:
Wealth management fees	7,888	6,730	6,533
Deposit and interchange fees	8,875	8,475	8,196
Income on bank-owned life insurance, net	2,001	1,264	1,202
Net losses on sales of debt securities	(2)	(2,419)	(1,973)
Net gains on sales of loans	156	34	30
Net gain on sale of insurance commissions	—	—	2,034
Gains (losses) on equity securities	1,140	666	(514)
Other income	2,821	2,859	2,954
Total non-interest income	22,879	17,609	18,462
Non-interest expense:
Salaries and employee benefits	78,224	72,283	72,120
Occupancy and equipment expenses	9,667	9,722	9,299
Technology and telecommunications expenses	10,708	10,656	10,735
Advertising and public relations expenses	2,585	2,786	2,758
Audit, legal and other professional fees	2,474	2,945	2,949
Deposit insurance premiums	3,571	2,712	1,783
Supplies and postage expenses	980	998	912
Merger-related expenses	1,137	—	—
Other operating expenses	7,786	8,097	7,758
Total non-interest expense	117,132	110,199	108,314
Income before income taxes	51,626	51,245	56,146
Provision for income taxes	12,893	13,187	13,430
Net income	$38,733	$38,058	$42,716

Basic earnings per share	$3.13	$3.11	$3.53
Diluted earnings per share	$3.12	$3.11	$3.52

Basic weighted average common shares outstanding	12,386,669	12,223,626	12,103,033
Diluted weighted average common shares outstanding	12,398,062	12,244,036	12,149,777

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2024	2023	2022
Net income	$38,733	$38,058	$42,716
Other comprehensive income (loss), net of taxes:
Net change in fair value of debt securities	849	16,444	(100,869)
Total other comprehensive income (loss), net	849	16,444	(100,869)
Total comprehensive income (loss), net	$39,582	$54,502	$(58,153)

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2024, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2021	12,038,382	$120	$100,352	$241,761	$4,662	$346,895
Net income				42,716		42,716
Other comprehensive loss, net					(100,869)	(100,869)
Common stock dividend declared ($0.82 per share)				(9,917)		(9,917)
Common stock issued under dividend reinvestment plan	40,640	—	1,396			1,396
Common stock issued, other	1,378	—	47			47
Stock-based compensation, net	59,338	1	2,313			2,314
Net settlement for employee taxes on restricted stock and options	(11,713)	—	(433)			(433)
Stock option exercised, net	5,491	—	118			118
Balance at December 31, 2022	12,133,516	$121	$103,793	$274,560	$(96,207)	$282,267
Net income				38,058		38,058
Other comprehensive income, net					16,444	16,444
Common stock dividend declared ($0.92 per share)				(11,238)		(11,238)
Common stock issued under dividend reinvestment plan	50,443	1	1,503			1,504
Common stock issued, other	1,474	—	44			44
Stock-based compensation, net	79,074	1	2,304			2,305
Net settlement for employee taxes on restricted stock and options	(9,229)	—	(447)			(447)
Stock options exercised, net	17,396	—	180			180
Balance at December 31, 2023	12,272,674	$123	$107,377	$301,380	$(79,763)	$329,117
Net income				38,733		38,733
Other comprehensive income, net					849	849
Common stock dividend declared ($0.96 per share)				(11,870)		(11,870)
Common stock issued under dividend reinvestment plan	54,698	—	1,593			1,593
Common stock issued, other	1,241	—	37			37
Stock-based compensation, net	112,886	1	2,334			2,335
Net settlement for employee taxes on restricted stock and options	(12,643)	—	(409)			(409)
Stock options exercised, net	18,452	—	363			363
Balance at December 31, 2024	12,447,308	$124	$111,295	$328,243	$(78,914)	$360,748
See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$38,733	$38,058	$42,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,985	9,249	5,800
Depreciation and amortization	5,610	6,188	7,036
Stock-based compensation expense	2,307	2,269	2,316
Income on bank-owned life insurance, net	(2,001)	(1,264)	(1,202)
Net losses on sales of debt securities	2	2,419	1,973
Net (gains) losses on equity securities	(1,140)	(666)	514
Mortgage loans originated for sale	(11,978)	(2,247)	(1,263)
Proceeds from mortgage loans sold	11,814	2,081	1,293
Net gains on sales of loans	(156)	(34)	(30)
Changes in:
Net decrease (increase) in other assets	5,151	(12,818)	(11,322)
Net (decrease) increase in other liabilities	(3,796)	13,922	169
Net cash provided by operating activities	46,531	57,157	48,000
Cash flows from investing activities:
Proceeds from sales of debt securities	212	84,779	69,620
Purchase of debt securities	—	—	(145,868)
Proceeds from maturities, calls and pay-downs of debt securities	77,345	88,176	82,834
Net purchases of equity securities	(1,467)	(2,123)	(2,998)
Net purchases of FHLB capital stock	(4,691)	(59)	(179)
Net increase in loans	(415,473)	(387,218)	(260,073)
Additions to premises and equipment, net	(2,467)	(6,019)	(4,838)
Net cash used in investing activities	(346,541)	(222,464)	(261,502)
Cash flows from financing activities:
Net increase (decrease) in deposits	210,177	(58,285)	55,567
Net increase in short-term borrowings	145,000	—	—
Advancements from long-term borrowings	38,800	22,957	302
Repayments of long-term borrowings	(56,432)	(405)	(2,565)
Cash dividends paid, net of dividend reinvestment plan	(10,277)	(9,734)	(8,521)
Proceeds from issuance of common stock	37	44	47
Net settlement for employee taxes on restricted stock and options	(409)	(447)	(433)
Net proceeds from stock option exercises	363	180	118
Net cash provided by (used in) financing activities	327,259	(45,690)	44,515

Net increase (decrease) in cash and cash equivalents	27,249	(210,997)	(168,987)
Cash and cash equivalents at beginning of year	56,592	267,589	436,576
Cash and cash equivalents at end of year	$83,841	$56,592	$267,589
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

In February 2023, the Bank organized the EBTC NMTC Investment Fund - CHC, LLC (the "NMTC Investment Fund") under the laws of the State of Delaware for the purpose of investing in a local NMTC project which provides federal tax incentives for investments in distressed communities. The NMTC are discussed in Note 15, " Income Taxes."

The Company's headquarters and the Bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. At December 31, 2024, the Company had 27 full-service branch banking offices serving the Northern Middlesex, Northern Essex and Northern Worcester counties of Massachusetts and Southern Hillsborough and Southern Rockingham counties in New Hampshire.

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

The Company has evaluated subsequent events and transactions from December 31, 2024, through the filing date of this Annual Report on Form 10-K with the SEC for potential recognition or disclosure as required by GAAP and determined that there were no material subsequent events requiring recognition or disclosure.

(b) Segment Reporting

The Company operates as one strategic unit and therefore has only one reportable operating segment. Substantially all of the Company’s operations are conducted through its wholly owned banking subsidiary, which offers a full range of commercial, residential and consumer loan products, deposit products and cash management services, as well as wealth management and wealth services. The Company's business is not dependent on one, or a few customers, nor upon a particular industry, the loss of which would have a material adverse impact on the financial condition or operations of the Company. The identification of the single reportable business segment was determined based on the nature of the financial services provided, similar customer base and management’s evaluation of the consolidated financial information.

The Company's financial performance is monitored by the Chief Executive Officer and Chief Financial Officer, which together have been designated as the Chief Operating Decision Maker.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The CODM analyzes key metrics including consolidated net income and its major components to strategize and allocate resources. Revenue and expenses reviewed by the CODM are consistent with the consolidated statements of income, and the measure of segment assets reviewed by the CODM is consistent with the consolidated balance sheets.

The Company has reviewed the requirements of ASU 2023-07 and has determined that no additional segment disclosures are required, specifically as a result of the following:
•the Company does not use disaggregated segment level for decision-making or resource allocation purposes,
•no significant segment-specific expenses or performance metrics are used internally for decision-making or resource allocation purposes, and
•the level of financial consolidation presented in our consolidated financial statements aligns with the CODM’s internal reporting and decision-making process

(c) Merger

On December 8, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp., a Massachusetts corporation ("Independent"), and Rockland Trust Company, a Massachusetts-chartered trust company and wholly owned subsidiary of Independent ("Rockland Trust"). Pursuant to the Merger Agreement, the Company will merge with and into Independent, with Independent being the surviving corporation (the "Merger"). Upon completion of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.60 shares of Independent common stock and $2.00 in cash (the "Merger Consideration"). Each outstanding option to acquire a share of Company common stock, whether or not vested, will be converted into the right to receive cash in an amount equal to the amount by which the per share cash equivalent of the Merger Consideration (calculated in accordance with the Merger Agreement) exceeds the exercise price of the option. In addition, each award of Company restricted stock, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be canceled and converted into the right to receive the Merger Consideration. Following the Merger, Enterprise Bank will merge with Rockland Trust, with Rockland Trust being the surviving institution. Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and approval of the Company’s shareholders. The Merger is expected to close in the second half of 2025. The Company has scheduled a Special Shareholder Meeting for April 3, 2025 to vote on the Merger and other related proposals. No vote of Independent shareholders is required.

(d) Uses of Estimates

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

(e) Cash and Cash Equivalents

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

(f) Restricted Cash and Investments

Certain of the Company's derivative agreements contain provisions for collateral to be posted if the derivative exposure exceeds a threshold amount. When the Company has pledged cash as collateral in relation to certain derivatives, the cash is carried as

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

Management regularly reviews its holdings of FHLB stock for impairment, and as of December 31, 2024, the Company has determined that no allowance for credit losses on FHLB stock was necessary.

(g) Investment Securities

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

ACL for Available-for-Sale Securities Methodology

In accordance with ASC "Financial Instruments—Credit Losses (Topic 326), the Company's expected credit losses on available-for-sale debt securities are presented as an allowance rather than as a write-down. The Company measures expected credit losses on available-for-sale securities based upon the unrealized gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position, the Company evaluates qualitative criteria to determine any expected loss unless the Company intends to sell, or it is more likely than not that the Company will be required to sell before recovery of the amortized cost. In the latter two circumstances, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value as a write-down of the investment balance with a charge to earnings. Otherwise, management’s analysis considers various factors, which include among other considerations (1) the present value of the cash flows expected to be collected compared to the amortized cost of the security, (2) duration and magnitude of the decline in value, (3) the financial condition of the issuer or issuers, and (4) structure of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses for available-for-sale securities would be recorded, with a related charge to earnings, limited by the difference of the amortized cost of the security to its fair value. Subsequent measurements of the ACL for available-for-sale securities may result in a reversal of the allowance for credit losses, not to exceed the amount initially recognized. In addition, the Company has elected to exclude accrued interest from the measurement of the allowance for credit losses for available-for-sale debt securities and to continue to write-off uncollectible accrued interest receivable by reversing interest income.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
At December 31, 2024, management performed its quarterly analysis of all securities with unrealized losses and determined that all were attributable to increases in market interest rates. Management concluded that no ACL for available-for-sale securities was considered necessary as of December 31, 2024 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis.

(h) Loans Held for Sale

Depending on the current interest-rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable-rate residential mortgage loans which are eligible for sale in the secondary market or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead are sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans. Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans held for sale are carried at the lower of aggregate amortized cost or fair value on a separate line on the balance sheet. Fair value is based on comparable market prices for loans with similar rates and terms. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans. Gains and losses are determined using the specific identification method.

(i) Loans

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

(j) Credit Risk Management and ACL for Loans Methodology

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure since December 31, 2023.

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

Reserve for unfunded commitments

The reserve for unfunded commitments is included in the line item "Accrued expenses and other liabilities" on the Company’s Consolidated Balance Sheets. Management applies the CECL methodology to off-balance sheet commitments in a manner consistent with on-balance sheet loan loss rates. Additionally, the estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments. Management periodically reviews and updates its assumptions for estimated funding rates.

(k) Other Real Estate Owned

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

(l) Premises and Equipment

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

(m) Leases

The Company leases office space, space for ATM locations and certain branch locations under noncancellable operating leases,

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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
(n) Bank Owned Life Insurance

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

(o) Impairment of Long-Lived Assets Other than Goodwill

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

(p) Goodwill

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

At December 31, 2024, based on the Company's quantitative analysis, goodwill was deemed not impaired.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(q) Wealth Assets Under Management and Administration

Wealth assets under management consist of assets managed through Enterprise Wealth Management and Enterprise Wealth Services. Wealth assets under administration consist of 401(k) plans, trust, and custodial accounts. Wealth assets under management and administration are not included in the Consolidated Balance Sheets because they are not assets of the Company.

(r) Derivatives and Hedging

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
(s) Revenue Recognition

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

(t) Stock-Based Compensation

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

As of December 31, 2024, 270,474 common shares remained available for future grants under the 2016 Plan. Awards previously granted under an earlier, now expired plan remain outstanding and may be exercised through 2028.

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

From time to time, the Company issues shares to community members for consulting on regional advisory councils and grants shares of fully vested stock as employee anniversary awards. These shares vest immediately and the cost, which is based on the market price on the date of the grant and deemed to be immaterial, is expensed in the period in which the services are rendered.

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

(u) Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, within the directives of the respective enacted tax legislation. The Company uses the asset and liability method of accounting for income taxes.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

As of December 31, 2024, the Company had one investment in a local NMTC project which provides federal tax incentives for investments in distressed communities. The investment is accounted for using the proportional amortization method and will be amortized over seven years, which represents the period that the tax credits and other tax benefits will be utilized.

(v) Earnings per Share

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

(w) Reporting Comprehensive Income

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

(x) Dividends

Neither the Company nor the Bank may declare or pay dividends on its stock if the effect thereof would cause shareholders'

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

In addition, the Company maintains a dividend reinvestment and direct stock purchase plan which enables shareholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company's common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. Effective December 9, 2024, all share purchases under the DRSPP were suspended as a result of the pending merger with Independent.

(y) Recent Accounting Pronouncements

Accounting pronouncements adopted by the Company
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 did not have a material impact on our consolidated financial statements.

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

In in November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures." This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses for both interim and annual reporting periods. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard and does not expect the adoption to have a material impact on the Company’s financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(2)Investment Securities

As of December 31, 2024, and 2023, the investment portfolio was comprised primarily of debt securities, with a small portion of the investment portfolio invested in equity securities.

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$—	$—	$—	$—
U.S. Treasury securities	6,998	—	766	6,232
Federal agency CMO	347,500	—	63,313	284,187
Federal agency MBS	20,199	—	3,007	17,192
Taxable municipal securities	261,137	10	32,926	228,221
Tax-exempt municipal securities	36,459	3	483	35,979
Corporate bonds	3,473	—	54	3,419
Subordinated corporate bonds	10,000	—	1,300	8,700
Total debt securities, at fair value	$685,766	$13	$101,849	$583,930

	2023
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Federal agency obligations	$5,006	$—	$28	$4,978
U.S. Treasury securities	16,993	—	1,068	15,925
Federal agency CMO	396,665	33	61,947	334,751
Federal agency MBS	21,586	31	2,805	18,812
Taxable municipal securities	262,168	34	35,225	226,977
Tax-exempt municipal securities	45,548	156	285	45,419
Corporate bonds	4,058	—	92	3,966
Subordinated corporate bonds	11,957	—	1,672	10,285
Total debt securities, at fair value	$763,981	$254	$103,122	$661,113
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company’s Consolidated Balance Sheets, amounted to $2.7 million and $3.1 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, management performed its quarterly analysis of all securities with unrealized losses and concluded that the unrealized losses resulted from significant increases in market interest rates relative to the book yield on the securities held. Management concluded that no ACL for available-for-sale securities was necessary as of December 31, 2024 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at December 31, 2024 and 2023:

	2024
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$—	$—	$—	$—	$—	$—	—
U.S. Treasury securities	—	—	6,232	766	6,232	766	1
Federal agency CMO	19,341	548	264,846	62,765	284,187	63,313	85
Federal agency MBS	1,623	22	15,569	2,985	17,192	3,007	11
Taxable municipal securities	1,881	124	224,469	32,802	226,350	32,926	248
Tax-exempt municipal securities	16,212	92	16,465	391	32,677	483	64
Corporate bonds	338	4	3,081	50	3,419	54	15
Subordinated corporate bonds	—	—	8,700	1,300	8,700	1,300	5
Total temporarily impaired debt securities	$39,395	$790	$539,362	$101,059	$578,757	$101,849	429

	2023
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
Federal agency obligations	$4,978	$28	$—	$—	$4,978	$28	1
U.S. Treasury securities	—	—	15,925	1,068	15,925	1,068	4
Federal agency CMO	8,810	18	311,221	61,929	320,031	61,947	86
Federal agency MBS	—	—	17,114	2,805	17,114	2,805	10
Taxable municipal securities	1,993	316	223,949	34,909	225,942	35,225	251
Tax-exempt municipal securities	11,890	55	10,519	230	22,409	285	53
Corporate bonds	—	—	3,966	92	3,966	92	18
Subordinated corporate bonds	—	—	10,285	1,672	10,285	1,672	6
Total temporarily impaired debt securities	$27,671	$417	$592,979	$102,705	$620,650	$103,122	429

The contractual maturity distribution at December 31, 2024 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,786	$13,684
Due after one, but within five years	104,315	98,143
Due after five, but within ten years	216,263	186,185
Due after ten years	351,402	285,918
Total debt securities	$685,766	$583,930

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $128.4 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $575.2 million and $650.8 million at December 31, 2024 and 2023, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Sales of debt securities, for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	2024	2023	2022
Amortized cost of debt securities sold(1)	$214	$87,198	$71,593
Gross realized gains on sales	—	—	1,061
Gross realized losses on sales	(2)	(2,419)	(3,034)
Total proceeds from sales of debt securities	$212	$84,779	$69,620
__________________________________________
(1)     Amortized cost of investments sold is determined on a specific identification basis and includes pending trades based on trade date, if applicable.

Tax-exempt interest earned on the municipal securities portfolio amounted to $1.7 million for the year ended December 31, 2024, compared to $2.6 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively.

The average balance of tax-exempt investments was $42.1 million and $64.1 million for the years ended December 31, 2024 and 2023, respectively.

Equity Securities

At December 31, 2024, the Company held equity securities with a fair value of $9.7 million, which consisted of $6.3 million in management directed investments and $3.4 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

At December 31, 2023, the Company held equity securities with a fair value of $7.1 million, which consisted of $4.4 million in management directed investments and $2.7 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

Gains and losses on equity securities for the years ended December 31, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	2024	2023	2022
Net gains (losses) recognized during the period on equity securities	$1,140	$666	$(514)
Less: Net gains (losses) realized on equity securities sold during the period	77	(5)	(17)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the end of the period	$1,063	$671	$(497)

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(3)    Loans

Loan Portfolio Classifications

Major classifications of loans at amortized cost at the periods indicated were as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commercial real estate owner-occupied	$704,634	$619,302
Commercial real estate non owner-occupied	1,563,201	1,445,435
Commercial and industrial	479,821	430,749
Commercial construction	679,969	585,113
Total commercial loans	3,427,625	3,080,599

Residential mortgages	443,096	393,142
Home equity	103,858	85,375
Consumer	8,319	8,515
Total retail loans	555,273	487,032
Total loans	3,982,898	3,567,631

Allowance for credit losses	(63,498)	(58,995)
Net loans	$3,919,400	$3,508,636

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $4.1 million at December 31, 2024 and $5.4 million at December 31, 2023.

Accrued interest receivable on loans amounted to $17.8 million and $16.1 million at December 31, 2024 and 2023, respectively, and was included in the "Accrued interest receivable" line item on the Company’s Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $163.7 million at December 31, 2024 and $126.6 million at December 31, 2023. See also "Loans serviced for others" below for information related to commercial loans participated out to various other institutions.

Related Party Loans

As of December 31, 2024 and 2023, the outstanding loan balances to directors, officers, principal shareholders, and their associates were $35.4 million and $31.4 million, respectively. All loans to these related parties were current and accruing as of those dates. Unadvanced portions of lines of credit available to these individuals were $34.8 million and $35.7 million as of December 31, 2024 and 2023, respectively. During 2024, new loans and net increases in loan balances or lines of credit under existing commitments of $10.5 million were made and principal pay-downs of $7.4 million were received. During 2023, new loans and net increases in loan balances or lines of credit under existing commitments of $1.5 million were made and principal pay-downs of $19.7 million were received.

Loans serviced for others

At December 31, 2024 and 2023, the Company was servicing residential mortgage loans owned by investors amounting to $6.7 million and $7.7 million, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $77.4 million and $69.8 million at December 31, 2024 and 2023, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commercial real estate	$423,494	$495,831
Residential mortgages	409,423	369,062
Home equity	33,418	35,540
Total loans pledged to FHLB	$866,335	$900,433

Tax-Exempt Interest

Tax-exempt interest earned on qualified commercial loans was $2.2 million for the year ended December 31, 2024, $2.0 million for the year ended December 31, 2023 and $1.7 million for the year ended December 31, 2022. Average tax-exempt loan balances were $47.9 million and $47.0 million for the years ended December 31, 2024 and 2023, respectively.

(4)    Credit Risk Management and ACL for Loans
See item (j) "Credit Risk Management and ACL for Loans Methodology" contained in Note 1, "Summary of Significant Accounting Policies" of this Form 10-K, for additional information on the Company's loan accounting policies, Credit Risk monitoring, and ACL methodology.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	At or for the year ended December 31, 2024
	Term Loans by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$49,097	$126,723	$101,658	$83,937	$49,526	$277,331	$7,312	$—	$695,584
Special mention	—	130	—	—	—	6,546	—	—	6,676
Substandard	—	—	1,228	423	—	723	—	—	2,374
Total commercial real estate owner-occupied	49,097	126,853	102,886	84,360	49,526	284,600	7,312	—	704,634

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	154,004	141,723	292,192	287,506	147,374	520,370	827	300	1,544,296
Special mention	—	—	15,448	—	—	—	—	—	15,448
Substandard	—	—	218	340	445	2,454	—	—	3,457
Total commercial real estate non owner-occupied	154,004	141,723	307,858	287,846	147,819	522,824	827	300	1,563,201

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	81,891	60,997	39,791	32,536	20,325	50,476	182,184	5,924	474,124
Special mention	—	—	—	—	203	258	270	—	731
Substandard	—	17	3,248	691	—	504	303	203	4,966
Total commercial and industrial	81,891	61,014	43,039	33,227	20,528	51,238	182,757	6,127	479,821

Current period charge-offs	12	44	—	196	—	267	—	—	519

Commercial construction
Pass	138,845	229,116	127,493	106,452	9,517	21,582	32,325	—	665,330
Substandard	—	—	14,639	—	—	—	—	—	14,639
Total commercial construction	138,845	229,116	142,132	106,452	9,517	21,582	32,325	—	679,969

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	79,540	79,929	101,910	64,219	44,149	71,188	—	—	440,935
Substandard	—	—	—	1,042	—	1,119	—	—	2,161
Total residential mortgages	79,540	79,929	101,910	65,261	44,149	72,307	—	—	443,096

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	623	454	783	528	433	2,033	97,217	1,507	103,578
Substandard	—	—	—	—	—	83	—	197	280
Total home equity	623	454	783	528	433	2,116	97,217	1,704	103,858

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	3,211	2,014	1,209	982	461	442	—	—	8,319
Total consumer	3,211	2,014	1,209	982	461	442	—	—	8,319

Current period charge-offs	94	3	1	—	—	1	—	—	99

Total loans	$507,211	$641,103	$699,817	$578,656	$272,433	$955,109	$320,438	$8,131	$3,982,898

Total current period charge-offs	$106	$47	$1	$196	$—	$268	$—	$—	$618

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

	At or for the year ended December 31, 2023
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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The total amortized cost basis of adversely classified loans amounted to $50.7 million, or 1.27% of total loans, at December 31, 2024, and $56.7 million, or 1.59% of total loans, at December 31, 2023.

Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$1,333	$—	$522	$1,855	$702,779	$704,634
Commercial real estate non owner-occupied	1,856	366	2,665	4,887	1,558,314	1,563,201
Commercial and industrial	1,319	69	3,702	5,090	474,731	479,821
Commercial construction	1,688	2,484	7,905	12,077	667,892	679,969
Residential mortgages	690	940	—	1,630	441,466	443,096
Home equity	467	133	—	600	103,258	103,858
Consumer	34	3	—	37	8,282	8,319
Total loans	$7,387	$3,995	$14,794	$26,176	$3,956,722	$3,982,898

	Balance at December 31, 2023
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$459	$270	$212	$941	$618,361	$619,302
Commercial real estate non owner-occupied	722	504	1,122	2,348	1,443,087	1,445,435
Commercial and industrial	660	64	—	724	430,025	430,749
Commercial construction	—	—	—	—	585,113	585,113
Residential mortgages	1,265	—	1,277	2,542	390,600	393,142
Home equity	53	—	97	150	85,225	85,375
Consumer	25	2	—	27	8,488	8,515
Total loans	$3,184	$840	$2,708	$6,732	$3,560,899	$3,567,631
_______________________________________
(1)The loan balances in the table above include loans designated as non-accrual despite their payment due status. Loans designated as non-accrual are presented below.

At December 31, 2024 and December 31, 2023, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables present the amortized cost of loans designated as non-accrual, despite their payment status, by portfolio classification as of the dates indicated:

	Balance at December 31, 2024
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,374	$2,374	$—	$—
Commercial real estate non owner-occupied	3,457	2,532	925	185
Commercial and industrial	4,029	714	3,315	2,398
Commercial construction	14,639	—	14,639	3,649
Residential mortgages	1,931	1,931	—	—
Home equity	257	257	—	—
Consumer	—	—	—	—
Total loans	$26,687	$7,808	$18,879	$6,232

	Balance at December 31, 2023
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,683	$2,683	$—	$—
Commercial real estate non owner-occupied	2,686	1,717	969	229
Commercial and industrial	4,262	736	3,526	2,658
Commercial construction	—	—	—	—
Residential mortgages	1,526	1,526	—	—
Home equity	257	257	—	—
Consumer	—	—	—	—
Total loans	$11,414	$6,919	$4,495	$2,887

The ratio of non-accrual loans to total loans amounted to 0.67% and 0.32% at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, additional funding commitments for non-accrual loans were not material.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2024	2023	2022
Income that would have been recognized if non-accrual loans had been on accrual	$2,097	$1,285	$1,083
Less income recognized	628	191	1,050
Reduction in interest income	$1,469	$1,094	$33

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $26.9 million at December 31, 2024, compared to $13.7 million at December 31, 2023. Total accruing collateral dependent loans amounted to $438 thousand, while non-accrual collateral dependent loans amounted to $26.5 million as of December 31, 2024. As of December 31, 2023, total accruing collateral dependent loans amounted to $2.4 million, while non-accrual collateral dependent loans amounted to $11.3 million.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

The following tables present the recorded investment in collateral dependent individually evaluated loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at December 31, 2024
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,921	$2,374	$2,374	$—	$—
Commercial real estate non owner-occupied	4,368	3,457	2,532	925	185
Commercial and industrial	5,507	4,184	921	3,263	2,346
Commercial construction	14,824	14,639	—	14,639	3,649
Residential mortgages	2,347	2,161	2,161	—	—
Home equity	145	108	108	—	—
Consumer	—	—	—	—	—
Total	$30,112	$26,923	$8,096	$18,827	$6,180

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

	Balance at December 31, 2023
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$4,641	$4,165	$4,165	$—	$—
Commercial real estate non owner-occupied	4,062	2,983	2,015	968	229
Commercial and industrial	6,804	4,332	950	3,382	2,526
Commercial construction	—	—	—	—	—
Residential mortgages	2,117	1,902	1,902	—	—
Home equity	359	281	281	—	—
Consumer	—	—	—	—	—
Total	$17,983	$13,663	$9,313	$4,350	$2,755

The Company's obligation to fulfill the additional funding commitments on individually evaluated loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At December 31, 2024 and December 31, 2023, additional funding commitments for individually evaluated collateral dependent loans were not material.

Loan modifications to borrowers experiencing financial difficulty

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Year ended
	December 31, 2024				December 31, 2023
(Dollars in thousands)	Payment Deferrals	Term Extensions	Total	% of Loan Class Total	Payment Deferrals	Term Extensions	Total	% of Loan Class Total
Commercial real estate owner-occupied	$—	$—	$—	—%	$270	$—	$270	0.01%
Commercial and industrial	1,640	—	1,640	0.34%	177	—	177	0.04%
Commercial construction	7,906	—	7,906	1.16%	—	—	—	—%
Residential mortgages	—	—	—	—%	31	—	31	0.01%
Home equity loans and lines	—	23	23	0.02%	—	—	—	—%
Total	$9,546	$23	$9,569	0.24%	$478	$—	$478	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the periods indicated:

Year ended
	December 31, 2024		December 31, 2023
	Weighted Average Payment Deferrals	Weighted-Average Term Extensions	Weighted Average Payment Deferrals	Weighted-Average Term Extensions
Commercial real estate owner-occupied	0.0 years	0.0 years	0.5 years	0.0 years
Commercial and industrial	0.5 years	0.0 years	0.5 years	0.0 years
Commercial construction	0.5 years	0.0 years	0.0 years	0.0 years
Residential mortgages	0.0 years	0.0 years	0.5 years	0.0 years
Home equity loans and lines	0.0 years	10.0 years	0.0 years	0.0 years

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance status of loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty, at the period indicated.

	Balance at December 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate owner-occupied	$—	$—	$—	$—	$—
Commercial real estate non owner-occupied	—	—	—	—	—
Commercial and industrial	1,640	—	—	—	—
Commercial construction	—	—	—	7,906	7,906
Residential mortgages	—	—	—	—	—
Home equity	23	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,663	$—	$—	$7,906	$7,906

During the year ended December 31, 2024, the Company had one loan amounting to $7.9 million that was modified within the preceding twelve months for a borrower experiencing financial difficulty which subsequently defaulted.

At December 31, 2024, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the periods indicated:

(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Provision for credit losses on loans - collectively evaluated	$1,463	$4,184	$5,949
Provision for credit losses on loans - individually evaluated	3,246	2,276	(774)
Provision for credit losses on loans	4,709	6,460	5,175

Provision for unfunded commitments	(2,724)	2,789	625

Provision for credit losses	$1,985	$9,249	$5,800

The ACL for loans amounted to $63.5 million and $59.0 million at December 31, 2024 and December 31, 2023, respectively. The ACL for loans to total loans ratio was 1.59% and 1.65% at December 31, 2024 and December 31, 2023, respectively.

Changes in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

(Dollars in thousands)	2024	2023	2022
Balance at beginning of year	$58,995	$52,640	$47,704
Provision	4,709	6,460	5,175
Recoveries	412	527	272
Less: Charge-offs	618	632	511
Balance at end of year	$63,498	$58,995	$52,640

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables present changes in the ACL for loans by portfolio classification, during the periods presented below:

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2023	$10,455	$27,619	$11,089	$6,787	$2,152	$579	$314	$58,995
Provision for credit losses for loans	358	155	(996)	4,978	53	160	1	4,709
Recoveries	—	—	366	—	—	7	39	412
Less: Charge-offs	—	—	519	—	—	—	99	618
Ending Balance at December 31, 2024	$10,813	$27,774	$9,940	$11,765	$2,205	$746	$255	$63,498

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2022	$10,304	$26,260	$8,896	$3,961	$2,255	$633	$331	$52,640
Provision for credit losses for loans	151	1,359	2,292	2,825	(103)	(66)	2	6,460
Recoveries	—	—	497	1	—	12	17	527
Less: Charge-offs	—	—	596	—	—	—	36	632
Ending Balance at December 31, 2023	$10,455	$27,619	$11,089	$6,787	$2,152	$579	$314	$58,995

Reserve for unfunded commitments

The Company’s reserve for unfunded commitments amounted to $4.4 million as of December 31, 2024 and $7.1 million at December 31, 2023.

Other real estate owned

The Company carried no OREO at December 31, 2024, 2023 or 2022. During the years ended December 31, 2024, 2023 and 2022, there were no additions to or sales of OREO. For the years ended December 31, 2024, 2023 and 2022, there were no write-downs of OREO.

At December 31, 2024, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

At December 31, 2023, the Company had $1.1 million in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.
(5) Premises and Equipment

Premises and equipment at December 31, 2024 and 2023 are summarized as follows:

(Dollars in thousands)	2024	2023
Land and land improvements	$9,090	$9,090
Bank premises and leasehold improvements	59,063	57,899
Computer software and equipment	18,943	18,636
Furniture, fixtures, and equipment	27,343	26,362
Total premises and equipment, before accumulated depreciation	114,439	111,987
Less accumulated depreciation	(71,995)	(67,056)
Total premises and equipment, net of accumulated depreciation	$42,444	$44,931

Total depreciation expense related to premises and equipment amounted to $5.0 million for the year ended December 31, 2024 and $5.3 million for both of the years ended December 31, 2023 and 2022.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(6)    Leases

For the Company, material leases consist of operating leases on our facilities, mainly branch leases; leases 12 months or less and immaterial equipment leases have been excluded.

As of December 31, 2024, the Company had 16 active operating real estate leases. The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments. While the Company typically exercises its option to extend lease terms, the lease contains provisions that allow the Company, upon notification, to terminate the lease at the end of the lease term, or any option period. Several real estate leases also provide the Company the right of first refusal should the property be offered for sale.

Lease expenses for the year ended December 31, 2024 amounted to $1.7 million, compared to $1.6 million for both of the years ended December 31, 2023 and 2022. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at December 31, 2024 and 2023 was 27.6 years and 28.4 years, respectively. The weighted average discount rate was 3.55% at both December 31, 2024 and 2023.

At December 31, 2024, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2025	$1,457
2026	1,468
2027	1,474
2028	1,477
2029	1,481
Thereafter	30,241
Total lease payments	$37,598
Less: Imputed interest	13,749
Total lease liability	$23,849

(7)Deposits

Deposits at December 31, are summarized as follows:

(Dollars in thousands)	2024	2023
Non-interest checking	$1,077,998	$1,061,009
Interest-bearing checking	699,671	697,632
Savings	270,367	294,865
Money market	1,454,443	1,402,939
CDs $250,000 or less	377,958	295,789
CDs greater than $250,000	307,261	225,287
Deposits	$4,187,698	$3,977,521

At both December 31, 2024 and 2023, the Company had no brokered deposits. Customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $903.2 million and $835.0 million at December 31, 2024 and December 31, 2023, respectively.

The aggregate amounts of overdrawn deposits that have been reclassified as loan balances were $899 thousand and $498 thousand at December 31, 2024 and 2023, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table presents the scheduled maturities of CDs as of December 31, of the years indicated:

(Dollars in thousands)	2024	2023
Due in less than twelve months	$650,541	$494,320
Due in over one year through two years	31,003	23,737
Due in over two years through three years	2,162	2,431
Due in over three years through four years	400	371
Due in over four years through five years	1,111	179
Due in over five years	2	38
Total CDs	$685,219	$521,076

(8)Borrowed Funds and Subordinated Debt

Borrowed funds and subordinated debt outstanding at December 31, for the years indicated are summarized as follows:

	2024		2023		2022
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
FHLB advances	$147,746	4.47%	$2,830	1.71%	$2,913	1.71%
FRB advances	—	—%	20,000	4.84%	—	—%
Other borrowings	5,390	3.30%	2,938	0.40%	303	—%
Total borrowed funds	$153,136	4.43%	$25,768	3.99%	$3,216	1.55%

Subordinated debt	$59,815	5.84%	$59,498	5.84%	$59,182	5.66%

The Company's borrowed funds at December 31, 2024, 2023 and 2022 were comprised of overnight or short-term advances from the FRB through the BTFP, term advances related to specific lending projects under the FHLB's community development and affordable housing programs as well as borrowed funds from the NH BFA borrowing under a New Hampshire community development program. NH BFA advances are categorized as "Other borrowings" in the tables below.

At December 31, 2024, 2023 and 2022, the contractual maturity distribution of borrowed funds with the weighted average cost for each category is set forth below:

	2024		2023		2022
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Overnight	$145,000	4.52%	$—	—%	$—	—%
Within 12 months	—	—%	20,000	4.84%	—	—%
Between 1 and 5 years	270	—%	270	—%	—	—%
Over 5 years	7,866	2.78%	5,498	1.09%	3,216	1.55%

Maximum FHLB and other borrowings outstanding at any month-end period during 2024 was $153.1 million, $25.8 million for 2023 and $4.2 million for 2022.

The following table summarizes the average balance and average cost of borrowed funds for the years indicated:

	Year ended December 31,
	2024		2023		2022
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$4,886	2.97%	$3,548	2.65%	$3,266	1.59%
FRB advances	45,838	4.86%	534	3.39%	—	—%
Other borrowings	5,535	0.95%	1,008	0.13%	20	—%
Total borrowed funds	$56,259	4.31%	$5,090	2.23%	$3,286	1.58%

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company's investment portfolio not otherwise pledged and certain residential and commercial real estate loans. At December 31, 2024, based on qualifying collateral minus outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $670.0 million. In addition, based on qualifying corporate and municipal bond collateral, the Bank had the capacity to borrow funds from the FRB up to approximately $300.0 million at December 31, 2024. The Bank also has pre-approved borrowing arrangements with large correspondent banks to provide overnight and short-term borrowing capacity.

The Company had outstanding subordinated debt, net of deferred issuance costs, of $59.8 million, and $59.5 million at December 31, 2024, and December 31, 2023, respectively. The debt consists of fixed-to-floating rate notes due in 2030 and callable at the Company's option on or after July 15, 2025. The subordinated notes are intended to qualify as Tier 2 capital for regulatory purposes.

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

(9)Derivatives and Hedging Activities

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values for the periods presented:

	As of December 31, 2024
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate positions:
Interest-rate swaps - loans	$—	$—	$100,000	$336
Total cash flow hedge interest-rate swaps	$—	$—	$100,000	$336

Derivatives not subject to hedge accounting
Customer related positions:
Loan level derivatives - pay floating, receive fixed	$—	$—	$3,212	$321
Loan level derivatives - pay fixed, receive floating	3,212	321	—	—
Risk participation agreements sold	—	—	46,387	25
Total derivatives not subject to hedge accounting	$3,212	$321	$49,599	$346

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements

	As of December 31, 2023
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate positions:
Interest-rate swaps - loans	$—	$—	$100,000	$760
Total cash flow hedge interest-rate swaps	$—	$—	$100,000	$760

Derivatives not subject to hedge accounting
Customer related positions:
Loan level derivatives - pay floating, receive fixed	$—	$—	$7,524	$630
Loan level derivatives - pay fixed, receive floating	7,524	630	—	—
Risk participation agreements sold	—	—	46,910	65
Total back-to-back interest-rate swaps	$7,524	$630	$54,434	$695
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
Derivatives designated as hedging instruments

Interest-rate positions

The Company may utilize various interest rate derivatives as hedging instruments against interest rate risk associated with the Company’s loan portfolio. Each interest rate swap agreement was designated as a fair value hedge and involves the net settlement of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At December 31, 2024 and December 31, 2023, the Company had three pay fixed, receive float, interest rate swap agreements with a combined notional value of $100.0 million.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented:

		As of December 31, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location of Hedged Item	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Interest-rate swaps - loans	Loans	$100,305	$305	$100,755	$755

The table below presents the gains (losses) from interest rate derivatives accounted for as fair value hedges and the related hedged items during the periods indicated:

		Year ended
(Dollars in thousands)	Affected Income Statement Line Item	December 31, 2024	December 31, 2023
Derivatives designated as fair value hedges:
Fair value adjustments on derivatives	Net interest income	$424	$(760)
Fair value adjustments on hedged instrument	Net interest income	(451)	755
Total		$(27)	$(5)

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Derivatives not subject to hedge accounting

Customer related positions

The Company has a "Back-to-Back Swap" program whereby the Bank enters into an interest-rate swap with qualified commercial banking customers and simultaneously enters into equal and opposite interest-rate swap with a swap counterparty. The customer interest-rate swap agreement allows commercial banking customers to convert a floating-rate loan payment to a fixed-rate payment.

Each Back-to-Back swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of two interest-rate swaps outstanding at December 31, 2024 and four outstanding at December 31, 2023. As a result of this offsetting relationship, there were no net gains or losses recognized in income on Back-to-Back swaps during the years ended December 31, 2024, 2023, or 2022.

Interest-rate swaps with the counterparty are subject to master netting agreements, while interest-rate swaps with customers are not. At December 31, 2024 and December 31, 2023, all the back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

The Company enters into RPAs for which the Company has assumed credit risk for customers' performance under interest-rate swap agreements related to the customers' commercial loan and receives fee income commensurate with the risk assumed. The RPAs and the customers' loan are secured by the same collateral.

Credit-risk-related Contingent Features

By using derivative financial instruments, the Company exposes itself to counterparty credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. The credit risk in derivative instruments is mitigated by entering into transactions with highly rated counterparties that management believes to be creditworthy. As of December 31, 2024, the Company had two active interest-rate swap institutional counterparties both of which had investment grade credit ratings.

The Company's interest-rate swaps with counterparties contain credit-risk-related contingent provisions. These provisions provide the counterparty with the right to terminate its derivative positions and require the Company to settle its obligations under the agreements if the Company defaults on certain of its indebtedness.

As of December 31, 2024 and December 31, 2023, the Company had credit risk exposure relating to interest-rate swaps with counterparties of $321 thousand and $492 thousand, respectively, and cash posted by counterparties amounted to $120 thousand and $590 thousand at December 31, 2024 and December 31, 2023, respectively.

The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and as of December 31, 2024 and December 31, 2023, cash collateral posted by the Company amounted to $480 thousand and $570 thousand, respectively.

As of December 31, 2024, the fair value of derivatives related to these agreements was at a net liability position of $11 thousand, which excludes any adjustment for nonperformance risk.

Other Derivative Related Activity

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At December 31, 2024 and December 31, 2023, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

ENTERPRISE BANCORP, INC.
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

Financial instruments with off-balance sheet credit risk at December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	2024	2023
Commitments to originate loans	$35,327	$41,326
Commitments to originate residential mortgages loans for sale	1,008	—
Commitments to sell residential mortgage loans	520	200
Letters of credit	20,166	15,610
Unadvanced portions of commercial real estate loans	60,947	87,943
Unadvanced portions of commercial loans and lines	651,658	633,702
Unadvanced portions of construction loans (commercial & residential)	227,545	540,269
Unadvanced portions of home equity lines	163,515	156,216
Unadvanced portions of consumer loans	3,503	3,679

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

See also Note 9, "Derivatives and Hedging Activities," and Note 1, "Summary of Significant Accounting Policies," under Item (r), "Derivatives," to the Company's consolidated financial statements of this Form 10-K, contained above, for information on the Company's interest-rate lock commitments, interest-rate swaps, and participation in loans originated by third-party banks with potential contingent liabilities.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
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

(11)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year ended December 31, 2024			Year ended December 31, 2023
(Dollars in thousands)	Pre-Tax	Tax Expense	After Tax Amount	Pre-Tax	Tax (Expense) Benefit	After Tax Amount
Change in fair value of debt securities	$1,030	$(183)	$847	$18,838	$(4,279)	$14,559
Less: net security losses reclassified into non-interest income	(2)	—	(2)	(2,419)	534	(1,885)
Net change in fair value of debt securities	1,032	(183)	849	21,257	(4,813)	16,444

Total other comprehensive income (loss), net	$1,032	$(183)	$849	$21,257	$(4,813)	$16,444

Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Year ended December 31, 2024	Year ended December 31, 2023
(Dollars in thousands)	Unrealized Gains (Losses) on Debt Securities	Unrealized Gains (Losses) on Debt Securities
Accumulated other comprehensive loss - beginning balance	$(79,763)	$(96,207)
Total other comprehensive income, net	849	16,444
Accumulated other comprehensive loss - ending balance	$(78,914)	$(79,763)

(12)Shareholders' Equity

Shares Authorized and Share Issuance

The Company's authorized capital is divided into common stock and preferred stock. The Company is authorized to issue 40,000,000 shares of common stock, with a par value of $0.01 per share, and as of December 31, 2024, shares issued and outstanding amounted to 12,447,308. Holders of common stock are entitled to one vote per share and are entitled to receive dividends if, as and when declared by the Board. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock. The Company is also authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01 per share. No preferred stock has been issued as of the date of this Form 10-K.

The Company previously had a shareholders' rights plan pursuant to which each share of Company common stock included a right to purchase under certain circumstances a fraction of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.01 per share. In December 2024, the Company amended its shareholders' rights plan to provide for the expiration of such rights on December 7, 2024, effectively terminating the plan.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Capital

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

Management believes, as of December 31, 2024, that the Company and the Bank met all capital adequacy requirements to which they were subject. As of December 31, 2024 and December 31, 2023, the Company met the definition of "well-capitalized" under the applicable Federal Reserve Board regulations and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of Basel III and the FDIC.

The Company's and the Bank's actual capital amounts and ratios are presented as of December 31, 2024 and December 31, 2023 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
The Company
Total Capital to risk-weighted assets	$546,283	13.06%	$334,522	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	434,006	10.38%	250,892	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	434,006	8.94%	194,242	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	434,006	10.38%	188,169	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$544,937	13.03%	$334,522	8.00%	$418,153	10.00%
Tier 1 Capital to risk-weighted assets	492,475	11.78%	250,892	6.00%	334,522	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	492,475	10.14%	194,242	4.00%	242,802	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	492,475	11.78%	188,169	4.50%	271,799	6.50%

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well-Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
The Company
Total Capital to risk-weighted assets	$511,692	13.12%	$312,035	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	403,224	10.34%	234,026	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	403,224	8.74%	184,471	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	403,224	10.34%	175,520	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$510,645	13.09%	$312,035	8.00%	$390,044	10.00%
Tier 1 Capital to risk-weighted assets	461,675	11.84%	234,026	6.00%	312,035	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	461,675	10.01%	184,471	4.00%	230,589	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	461,675	11.84%	175,520	4.50%	253,528	6.50%
__________________________________________
(1)    Before application of the capital conservation buffer of 2.50%. See discussion below.
(2)    For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company is subject to the Basel III capital ratio requirements, which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of December 31, 2024.

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

Dividends

For the year ended December 31, 2024, the Company declared $11.9 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase an aggregate of 54,698 shares of the Company's common stock totaling $1.6 million. For the year ended December 31, 2023, the Company declared $11.2 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 50,443 shares of the Company's common stock totaling $1.5 million. For the year ended December 31, 2022, the Company declared $9.9 million in cash dividends and shareholders utilized the dividend reinvestment portion of the DRSPP to purchase 40,640 shares of the Company's common stock totaling $1.4 million. See "Shares Authorized and Share Issuance" above in this Note 12 of this Form 10-K for more information on the DRSPP, including the direct stock purchase component of the plan.

(13)Employee Benefit Plans

Defined Contribution Plans

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of an employee's contribution, as determined by the Compensation and Human Resources Committee of the Board of Directors, is matched by the Company. During the years ended December 31, 2024, 2023 and 2022 the Company's percentage match was 70% up to the first 6% contributed by the employee.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company's expense for the 401(k) plan match was $2.2 million, $2.1 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Additionally, the Company maintains the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan. The plan is unfunded and is maintained for the purpose of providing deferred compensation to a certain group of management employees. Total expenses for the deferred compensation plan were $149 thousand and $315 thousand for the years ended December 31, 2024 and 2023, respectively.

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

The amounts charged to expense for the SERP are included in the table below. The Company anticipates accruing an additional $49 thousand to the SERP for the year ending December 31, 2025.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,192	$1,420	$1,708
Net periodic benefit cost:
Interest cost	61	69	74
Actuarial gain	(7)	(21)	(86)
Net periodic benefit costs	$54	$48	$(12)

Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$970	$1,192	$1,420

Funded status:
Accrued liability as of December 31	$(970)	$(1,192)	$(1,420)

Discount rate used for benefit obligation(1)	5.50%	5.25%	4.75%
__________________________________________
(1)Management utilizes the Moody's 20-year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
SERP benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)	Payments
2025	$276
2026	276
2027	276
2028	165
2029	95
2030-2034	24

Supplemental Life Insurance

The Company has provided supplemental life insurance benefits to certain executive and senior officers through split-dollar life insurance and a death benefit only plan. See Item (l), "Bank Owned Life Insurance," in Note 1, "Summary of Significant Accounting Policies," to the Company's consolidated financial statements of this Form 10-K, contained above, for further information regarding BOLI.

The split-dollar arrangements provide a death benefit to the officer's designated beneficiaries that extend to post-retirement periods and the Company has recognized a liability for post-retirement cost of insurance related to these plans. The employee benefit related to the death benefit only plans terminates when the employee is no longer employed by the Company.

These non-qualified plans represent a direct liability of the Company, and, as such, the Company has no specific assets set aside to settle the benefit obligation. The funded status of the split dollar plan represents the "accumulated post-retirement benefit obligation," which is the present value of the post-retirement cost of insurance associated with this arrangement."

The following table provides a reconciliation of the changes in the post-retirement supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,277	$2,358	$2,620
Net periodic benefit cost:
Service cost	(32)	(29)	(26)
Interest cost	124	115	105
Actuarial gain	(25)	(167)	(341)
Total net period cost	$67	$(81)	$(262)
Benefit obligation at end of year	$2,344	$2,277	$2,358

Funded status:
Accrued liability as of December 31	$(2,344)	$(2,277)	$(2,358)

Discount rate used for benefit obligation(1)	5.50%	5.25%	4.75%
__________________________________________
(1)    Management utilizes the Moody's 20-year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates. The impact of the discount rate change is reflected as the actuarial gain or loss.

The amounts charged to expense for supplemental life insurance are included in the table above. The Company anticipates a credit of approximately $34 thousand to the plan for the year ending December 31, 2025.

(14)Stock-Based Compensation

The Company currently has one active stock incentive plan: The Enterprise Bancorp, Inc. 2016 Stock Incentive Plan, as amended.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company's stock-based compensation expense related to these plans includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to non-employee directors both included in other operating expenses.
Total stock-based compensation expense was $2.3 million for each of the years ended December 31, 2024, 2023 and 2022. The total tax benefit recognized related to the stock-based compensation expense was $649 thousand, $637 thousand, and $651 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company recorded a tax expense associated with employee exercises and vesting of stock compensation amounting to $60 thousand for the year ended December 31, 2024 compared to a tax benefit of $108 thousand and $147 thousand for the years ended December 31, 2023, and 2022, respectively.

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

The Company issued no stock options during the year ended December 31, 2024 and December 31, 2023.

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

Stock option transactions during the year ended December 31, 2024 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2023	162,539	$28.07	4.2	$824
Granted	—	—
Exercised	36,094	22.65
Forfeited/Expired	632	35.81
Outstanding December 31, 2024	125,813	$29.58	3.9	$1,253

Vested and Exercisable at December 31, 2024	112,802	$28.89	3.6	$1,201

The intrinsic value of stock options vested and exercisable represents the total pretax value that would have been received by the stock option holders had all in-the-money vested stock option holders exercised their options on December 31, 2024. At December 31, 2024, 112,802 of the vested and exercisable stock options were in-the money.

Cash received from stock option exercises amounted to $363 thousand, $180 thousand, and $118 thousand during the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of stock options exercised amounted to $337 thousand, $563 thousand and $93 thousand during the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
by the Company for the net settlement of stock options to cover employee tax obligations amounted to $62 thousand, $153 thousand and $8 thousand during the years ended December 31, 2024, 2023 and 2022, respectively.

Stock option activity during the year ended December 31, 2024 for unvested options are summarized as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value
Unvested December 31, 2023	36,378	$11.94
Granted	—	—
Vested	22,735	11.21
Forfeited	632	35.81
Unvested December 31, 2024	13,011	$13.15

The total fair value of stock options vested (based on grant date fair value) during the years ended December 31, 2024, 2023 and 2022 was $255 thousand, $204 thousand, and $186 thousand, respectively.

Compensation expense recognized in association with the stock option awards amounted to $130 thousand, $175 thousand and $206 thousand for the years ended December 31, 2024, 2023 and 2022, respectively. The total tax benefit recognized related to the stock option expense was $36 thousand, $49 thousand and $58 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $64 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 1.1 years.

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

The table below provides a summary of restricted stock awards granted during the years indicated:

Restricted Stock Awards (number of underlying shares)	2024	2023	2022
Two-year vesting	17,122	9,915	8,823
Four-year vesting	78,582	32,719	22,147
Performance-based vesting	26,338	31,270	22,254
Total restricted stock awards	122,042	73,904	53,224

Weighted average grant date fair value	$24.68	$32.04	$38.57

The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding.

Upon vesting, restricted stock awards may be net settled to cover payment for employee tax obligations, resulting in shares of common stock being reacquired by the Company. During the years ended December 31, 2024, 2023 and 2022 the Company paid $347 thousand, $294 thousand and $425 thousand, respectively, to net settle the vesting of restricted stock awards to cover employee tax obligations.

Any shares that are returned to the Company prior to vesting or as payment for employee tax obligations upon vesting shall remain available for issuance under such plan, while the plan is still effective.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following table sets forth a summary of the activity for the Company's restricted stock awards:

	Restricted Stock	Weighted Average Grant Price Per Share
Unvested December 31, 2023	130,039	$33.75
Granted	122,042	24.68
Vested/released	58,542	33.67
Forfeited	16,968	28.21
Unvested December 31, 2024	176,571	$28.04

Stock-based compensation expense recognized in association with the restricted stock awards amounted to $2.0 million for the year ended December 31, 2024 and $1.9 million for both of the years ended December 31, 2023 and 2022. The total tax benefit recognized related to restricted stock award compensation expense was $559 thousand, $527 thousand and $522 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there remained $3.1 million of unrecognized compensation expense related to the restricted stock awards. That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

The total fair value of restricted stock awards vested (based on grant date fair value) during the years ended December 31, 2024, 2023 and 2022 was $2.0 million, $1.6 million and $1.8 million, respectively.

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

Stock in lieu of directors' fees expense was $190 thousand for the year ended December 31, 2024, which represented 6,515 shares issued in January of 2025, $218 thousand for the year ended December 31, 2023, which represented 7,224 shares issued in January of 2024, and $254 thousand for the year ended December 31, 2022, which represented 7,265 shares issued in January of 2023. The total tax benefit recognized related to the stock in lieu of directors' fees for meeting attendance was $54 thousand, $61 thousand and $71 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.
(15) Income Taxes

The components of income tax expense for the years ended December 31, were calculated using the asset and liability method as follows:

(Dollars in thousands)	2024	2023	2022
Current expense:
Federal	$9,185	$10,424	$11,996
State	3,821	4,763	4,606
Total current expense	13,006	15,187	16,602
Deferred benefit:
Federal	71	(1,425)	(2,027)
State	(184)	(575)	(1,145)
Total deferred benefit	(113)	(2,000)	(3,172)
Total income tax expense	$12,893	$13,187	$13,430

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% for 2024, 2023 and 2022 to income before taxes as follows:

(Dollars in thousands)	2024	2023	2022
Computed income tax expense at statutory rate	$10,842	$10,761	$11,791
State income taxes, net of federal tax benefit	2,873	3,309	2,734
Tax-exempt income, net of disallowance	(680)	(758)	(804)
Bank-owned life insurance income, net	(420)	(265)	(252)
Tax expense (benefit) from stock compensation	60	(108)	(147)
New market tax credit	(135)	(135)	—
Other	353	383	108
Total income tax expense	$12,893	$13,187	$13,430

Effective income tax rate	25.0%	25.7%	23.9%

At December 31, the tax effects of each type of income and expense item that give rise to deferred taxes are as follows:

(Dollars in thousands)	2024	2023
Deferred tax asset:
Allowance for credit losses	$18,826	$18,278
Depreciation	3,678	3,524
Net unrealized losses on equity securities	—	51
Net unrealized losses on debt securities	22,922	23,105
Supplemental employee retirement plans	269	330
Deferred compensation and benefits	3,926	3,976
Non-accrual interest	1,800	1,608
Stock-based compensation expense	823	878
Lease liability	6,614	6,757
Other	101	6
Total	58,959	58,513

Deferred tax liability:
Goodwill	1,568	1,564
Net unrealized gains on equity securities	219	—
Deferred origination costs	1,238	848
Lease ROU asset	6,690	6,862
Other	148	73
Total	9,863	9,347

Net deferred tax asset	$49,096	$49,166

Management believes based upon positive historical and expected future earnings that it is more likely than not the Company will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2024. However, factors beyond management's control, such as the general state of the economy, can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.

The Company paid total estimated income taxes during the years ended December 31, 2024, 2023 and 2022 of $13.5 million, $15.6 million and $17.0 million, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The Company had no unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2024, or December 31, 2023. The Company is generally subject to examinations by taxing authorities for the prior three tax years.

The Company invests in qualified affordable housing projects as a limited partner. As of December 31, 2024, and December 31, 2023, the Company recognized no Federal Low Income Housing tax credits. As of December 31, 2024 the Company had no remaining tax credits related to these Federal Low Income Housing Tax Credit program to be realized. For the year ended December 31, 2022, the Company recognized $36 thousand in Federal Low Income Housing tax credits.

In March 2023, the Bank made an equity contribution to its wholly owned subsidiary, the NMTC Investment Fund, in order to invest in a local NMTC project. The Bank invested $3.7 million in the Investment Fund and anticipates receiving $4.8 million of federal tax credits over seven years. The investment is accounted for using the proportional amortization method and will be amortized over seven years, which represents the period that the tax credits and other tax benefits will be utilized. The investment is carried within the line "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet and the investment amortization expense and tax credits are presented on a net basis within the line "Provision for income taxes" on the Company's Consolidated Statements of Income. During the year ended December 31, 2024, the related amortization expense amounted to $478 thousand and the related tax credits amounted to $613 thousand.

(16)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years indicated:

	2024	2023	2022
Basic weighted average common shares outstanding	12,386,669	12,223,626	12,103,033
Dilutive shares	11,393	20,410	46,744
Diluted weighted average common shares outstanding	12,398,062	12,244,036	12,149,777

There were 74,538, 61,425 and 34,291 stock options outstanding at December 31, 2024, 2023 and 2022, respectively, that were determined to be anti-dilutive and therefore excluded from the calculation of dilutive shares for the years ended December 31, 2024, 2023 and 2022. These stock options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

The Company may issue stock options and restricted stock awards to officers and other employees and restricted stock awards and stock compensation in lieu of cash fees to non-employee directors. The restricted stock awards allow for the non-forfeitable receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding. The unvested restricted stock awards are the Company's only participating securities and are included in shares outstanding. Unvested participating restricted awards amounted to 176,571 shares and 130,039 shares as of December 31, 2024 and December 31, 2023, respectively.

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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2024
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$583,930	$—	$583,930	$—
Equity securities	9,665	9,665	—	—
FHLB stock	7,093	—	7,093	—
Interest-rate swaps	321	—	321	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$12,647	$—	$—	$12,647

Liabilities measured on a recurring basis:
Interest-rate swaps	$657	$—	$657	$—
RPA sold	25	—	25	—

	December 31, 2023
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$661,113	$—	$661,113	$—
Equity securities	7,058	7,058	—	—
FHLB stock	2,402	—	2,402	—
Interest-rate swaps	630	—	630	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$1,595	$—	$—	$1,595

Liabilities measured on a recurring basis:
Interest-rate swaps	$1,390	$—	$1,390	$—
RPA sold	65		65

The Company did not transfer any assets between the fair value measurement levels during the years ended December 31, 2024 or December 31, 2023.

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

The fair value of individually evaluated collateral dependent loan balances in the table above represent those collateral dependent commercial loans where management has estimated the probable credit loss by comparing the loan's carrying value against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans are categorized as Level 3 within the fair value hierarchy. A specific allowance is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific allowances assigned to the collateral dependent individually evaluated loans amounted to $6.2 million at December 31, 2024, compared to $2.8 million at December 31, 2023.
Letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third-party. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements. In accordance with the FASB, the estimated fair values of these commitments are carried on the Consolidated Balance Sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023 were deemed immaterial.

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest-rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices. These commitments are accounted for in accordance with FASB guidance. The fair values of the Company's derivative instruments are deemed to be FASB Level 2 measurements. At December 31, 2024 and December 31, 2023, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2024 and December 31, 2023:

	Fair Value
(Dollars in thousands)	December 31, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$12,647	$1,595	Appraisal of collateral	Appraisal adjustments(1)	15% - 75%
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

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
The carrying values, estimated fair values and placement in the fair value hierarchy of the Company's financial instruments for which fair value is only disclosed but not recognized on the Consolidated Balance Sheets at the dates indicated are summarized as follows:

	December 31, 2024
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$520	$516	$—	$516	$—
Loans, net	3,919,400	3,788,194	—	—	3,788,194
Financial liabilities:
CDs	685,219	684,897	—	684,897	—
Borrowed funds	153,136	151,800	—	151,800	—
Subordinated debt	59,815	62,417	—	62,417	—

	December 31, 2023
			Fair Value Measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$200	$201	$—	$201	$—
Loans, net	3,508,636	3,353,968	—	—	3,353,968
Financial liabilities:
CDs	521,076	518,928	—	518,928	—
Borrowed funds	25,768	24,081	—	24,081	—
Subordinated debt	59,498	55,572	—	55,572	—

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
(18)Supplemental Cash Flow Information

The supplemental cash flow information for the years indicated is as follows:

(Dollars in thousands)	2024	2023	2022
Supplemental financial data:
Cash paid for: interest	$78,029	$45,296	$8,647
Cash paid for: estimated income taxes	13,517	15,610	16,983
Cash paid for: lease liability	1,450	1,412	1,380
Supplemental schedule of non-cash activity:
ROU lease assets: operating leases(1)	32	611	31
_________________________________________
(1)Represents net new ROU lease assets added in the periods indicated.

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
(19)Condensed Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2024	2023
Assets
Cash	$2,357	$2,089
Investment in subsidiaries	419,658	387,978
Total assets	$422,015	$390,067
Liabilities and Shareholders' Equity
Liabilities
Subordinated debt	$59,815	$59,498
Accrued interest payable	1,444	1,444
Other liabilities	8	8
Total liabilities	61,267	60,950
Shareholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 40,000,000 shares authorized; 12,447,308 and 12,272,674 shares issued, respectively	124	123
Additional paid-in capital	111,295	107,377
Retained earnings	328,243	301,380
Accumulated other comprehensive loss	(78,914)	(79,763)
Total shareholders' equity	360,748	329,117
Total liabilities and shareholders' equity	$422,015	$390,067

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2024	2023	2022
Equity in undistributed net income of subsidiaries	$30,801	$30,315	$36,701
Dividends distributed by subsidiaries	10,600	10,200	8,900
Total income	41,401	40,515	45,601
Interest expense	3,467	3,467	3,352
Other operating expenses	268	347	270
Total operating expenses	3,735	3,814	3,622
Income before income taxes	37,666	36,701	41,979
Benefit from income taxes	(1,067)	(1,357)	(737)
Net income	$38,733	$38,058	$42,716

ENTERPRISE BANCORP, INC.
Notes to the Consolidated Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$38,733	$38,058	$42,716
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(30,801)	(30,315)	(36,701)
Payment from subsidiary bank for stock compensation expense	2,335	2,305	2,315
Changes in:
Net (increase) decrease in other assets	(30)	(253)	205
Net increase in other liabilities	317	322	202
Net cash provided by operating activities	10,554	10,117	8,737
Cash flows from investing activities:
Investment in subsidiary	—	—	—
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Cash dividends paid, net of dividend reinvestment plan	(10,277)	(9,734)	(8,521)
Proceeds from issuance of common stock	37	44	47
Net settlement for employee tax withholding on restricted stock and options	(409)	(447)	(433)
Net proceeds from exercise of stock options	363	180	118
Net cash used in financing activities	(10,286)	(9,957)	(8,789)
Net increase (decrease) in cash and cash equivalents	268	160	(52)
Cash at beginning of year	2,089	1,929	1,981
Cash at end of year	$2,357	$2,089	$1,929

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses for Loans
As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for credit losses for loans totaled $63.5 million as of December 31, 2024. The general reserve for larger groups of homogeneous loans collectively evaluated is evaluated on a pool basis where similar risk characteristics exist. Those loans that do not share similar risk characteristics are evaluated on an individual basis. The general reserve is comprised of a quantitative reserve based on the Company’s historical loss experience, a qualitative reserve based on management’s evaluation of several judgmental qualitative or environmental factors, and economic forecasts over the estimated life of the loan pools. The qualitative or environmental factors used by the Company include considerations such as commercial concentrations by industry, property type and real estate location; the growth and composition of the loan portfolio; trends in risk classification of individual loans and higher risk problem assets; the level of delinquent loans and non-performing loans; individually evaluated loans and hardship loan modifications; the level of foreclosure activity; net charge-offs; and trends in the general levels of these indicators. In addition, the Company monitors expansion in the geographic market area; the experience level of lenders and any changes in underwriting criteria; and general conditions and development markets in the Company's local region as well as changes in the current and forecasted economic conditions, such as changes in gross domestic product, the unemployment rate and new jobs created, real estate values, commercial vacancy rates, recession risk estimates and other relevant economic factors. The Company generally uses a two-year reasonable and supportable forecast, and for periods beyond the forecast period, reverts to historical loss rates. The evaluation and measurement of the qualitative or environmental and economic forecasts requires management to apply a high degree of judgment and involves assumptions that are sensitive to change, for which future adjustments to the allowance may be necessary.

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

Our audit procedures related to management’s evaluation and establishment of the qualitative component of the general reserve for loans collectively evaluated in the allowance for credit losses for loans included the following, among others:
•We obtained an understanding of the relevant controls related to the qualitative or environmental factors and economic forecasts applied to the general reserve for loans collectively evaluated in the allowance for credit losses for loans and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative or environmental factors and economic forecasts and the data used in determining the qualitative or environmental factors and economic forecasts.
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
March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Enterprise Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Enterprise Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and our report dated March 7, 2025, expressed an unqualified opinion.

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
March 7, 2025

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2024.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." Based on management's assessment, the Company believes that, as of December 31, 2024, the Company's internal control over financial reporting is effective based on these criteria.

The Company's independent registered public accounting firm has issued a report on the effectiveness of the Company's internal control over financial reporting, which appears on page 119 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that have occurred during the Company's most recent fiscal quarter (i.e., the three months ended December 31, 2024) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.Other Information

During the three months ended December 31, 2024, none of the directors or officers of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this Part III of this Form 10-K is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 6, 2025, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this Form 10-K. For additional information on availability of the Company's corporate governance guidelines, see the section titled "Company Website," contained in Item 1, "Business," of this Form 10-K.

Part IV

Item 15.Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this annual report:

(1)    Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 of this Form 10-K above.

(2)    Financial Statement Schedules

None (information included in consolidated financial statements)

(3)    Exhibits

Exhibit No. and Description

2.1    Agreement and Plan of Merger by and among Independent Bank Corp., Rockland Trust Company, Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company, dated December 8, 2024 (incorporated by reference to Exhibit 2.1 of Independent Bank Corp.'s Current Report Form 8-K filed December 9, 2024 (File No. 001-09047).

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

4.3    Amendment No. 2 to Renewal Rights Agreement dated as of December 6, 2024, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 9, 2024 (File No. 001-33912).

4.4    Description of the Company's Common Stock Registered under Section 12 of the Exchange Act of 1934, incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-33912).

4.5    Description of the Company's Preferred Share Purchase Rights Registered under Section 12 of the Exchange Act of 1934, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-33912).

4.6    Indenture, dated as of July 7, 2020, by and between Enterprise Bancorp, Inc. and UMB Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on July 7, 2020 (File No.001-33912).

4.7    Form of Fixed to Floating Rate Subordinated Note due July 15, 2030 (included as Exhibit A-2 to the Indenture incorporated by reference to Exhibit 4.6 hereto).

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

10.5.4    Employment Agreement, dated June 5, 2024, by and among the Company, the Bank and Steven R. Larochelle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024 (File No. 001-33912).

10.5.5    Amendment No. 1 to Employment Agreement, dated December 8, 2024, by and among the Company, the Bank and Steven R. Larochelle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024 (File No. 001-33912).

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

10.11.5    Enterprise Bank and Trust Company 2024 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024 (File No. 001-33912).

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

10.15.7    Amendment to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2023 (File no. 001-33912).

10.15.8    Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2024 Addendum, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2024 (File No. 001-33912).

10.15.9    Amendment No. 1 to the Enterprise Bank Supplemental Executive Retirement and Deferred Compensation Plan 2024 Addendum, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2024 (File No. 001-33912).

10.16    Transition Services Agreement, dated June 5, 2024, by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2024 (File No. 001-33912).

10.17    Retention Bonus Agreement, dated December 17, 2024, by and between Enterprise Bank and Trust Company and Joseph R. Lussier, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024 (File No. 011-33912).

19.1*    Enterprise Bancorp, Inc. Insider Trading Policy.

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

97.0Enterprise Bancorp, Inc. Incentive Award Recoupment Policy, incorporated by reference to Exhibit 97.0 to the Company’s Annual Report on Form 10-K filed on March 8, 2024 (File No. 001-33912).

101*    Interactive data files pursuant to Rule 405 of Regulation S-T: The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 were formatted in XBRL (eXtensible Business Reporting Language):
(i)    Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023,
(ii)    Consolidated Statements of Income for the years ended December 31, 2024,2023 and 2022,
(iii)    Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022,
(iv)    Consolidated Statements of Changes in Equity for the years ended December 31, 2024,2023 and 2022,
(v)    Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and
(vi)    Notes to Consolidated Financial Statements.

104*The cover page from the Company's Quarterly Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.

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

ENTERPRISE BANCORP, INC.
March 7, 2025	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 7, 2025
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 7, 2025
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 7, 2025
Gino J. Baroni

/s/ John R. Clementi	Director	March 7, 2025
John R. Clementi

/s/ James F. Conway, III	Lead Director, Vice Chairman	March 7, 2025
James F. Conway, III

/s/ Carole A. Cowan	Director	March 7, 2025
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 7, 2025
Normand E. Deschene

/s/ John T. Grady, Jr.	Director	March 7, 2025
John T. Grady, Jr.

/s/ Mary Jane King	Director	March 7, 2025
Mary Jane King

/s/ John A. Koutsos	Director, Secretary	March 7, 2025
John A. Koutsos

/s/ Steven R. Larochelle	Director, Chief Executive Officer	March 7, 2025
Steven R. Larochelle

/s/ Joseph C. Lerner	Director	March 7, 2025
Joseph C. Lerner

/s/ Richard W. Main	Director, President	March 7, 2025
Richard W. Main

/s/ Jacqueline F. Moloney	Director	March 7, 2025
Jacqueline F. Moloney

/s/ Michael T. Putziger	Director	March 7, 2025
Michael T. Putziger

/s/ Carol L. Reid	Director	March 7, 2025
Carol L. Reid

/s/ Nickolas Stavropoulos	Director	March 7, 2025
Nickolas Stavropoulos

/s/ Joseph R. Lussier	Executive Vice President, Chief	March 7, 2025
Joseph R. Lussier	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Accounting Director	March 7, 2025
Michael K. Sullivan