Form 10-Q
period 2025-03-31
ENTERPRISE BANCORP INC /MA/
filed 2025-05-06
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
     ☐ Yes ☒ No

As of April 30, 2025, there were 12,508,386 shares of the issuer's common stock outstanding, par value $0.01 per share.

ENTERPRISE BANCORP, INC.

ACRONYMS AND ABBREVIATIONS

The acronyms and abbreviations defined in the table below are provided to aid the reader when reviewing this Quarterly Report on Form 10-Q for the three months ended March 31, 2025:

Acronym	Description
ACL:	Allowance for credit losses
AOCI:	Accumulated other comprehensive income
ASC:	Accounting Standards Codification
ASU:	Accounting Standards Update
BTFP:	Bank Term Funding Program
CD:	Certificate of deposit
CECL:	Current expected credit loss
CMO:	Collateralized mortgage obligations
FASB:	Financial Accounting Standards Board
FDIC:	Federal Deposit Insurance Corporation
FHLB:	Federal Home Loan Bank of Boston
FRB:	Federal Reserve Bank of Boston
GAAP:	U.S. Generally Accepted Accounting Principles
MBS:	Mortgage-backed securities
Net interest margin:	Tax-equivalent net interest margin
NH BFA:	New Hampshire Business Finance Authority
OREO:	Other real estate owned
ROU:	Right-of-use
RPA:	Risk participation agreement
SBA:	Small Business Administration
SEC:	U.S. Securities and Exchange Commission
SOFR:	Secured Overnight Financing Rate
Treasury:	U.S. Department of the Treasury
U.S.:	United States

PART I-FINANCIAL INFORMATION
Item 1 -Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$52,194	$42,689
Interest-earning deposits with banks	34,543	41,152
Total cash and cash equivalents	86,737	83,841
Investments:
Debt securities at fair value (amortized cost of $674,601 and $685,766, respectively)	594,691	583,930
Equity securities at fair value	9,242	9,665
Total investment securities at fair value	603,933	593,595
Federal Home Loan Bank stock	4,932	7,093
Loans held for sale	1,069	520
Loans:
Total loans	4,049,642	3,982,898
Allowance for credit losses	(64,042)	(63,498)
Net loans	3,985,600	3,919,400
Premises and equipment, net	41,464	42,444
Lease right-of-use asset	23,946	24,126
Accrued interest receivable	21,782	20,553
Deferred income taxes, net	42,338	49,096
Bank-owned life insurance	67,927	67,421
Prepaid income taxes	4,099	2,583
Prepaid expenses and other assets	11,006	11,398
Goodwill	5,656	5,656
Total assets	$4,900,489	$4,827,726
Liabilities and shareholders' Equity
Liabilities
Deposits:
Customer deposits	$4,150,668	$4,187,698
Brokered deposits	149,975	—
Total deposits	4,300,643	4,187,698
Borrowed funds	94,493	153,136
Subordinated debt	59,894	59,815
Lease liability	23,699	23,849
Accrued expenses and other liabilities	29,422	33,425
Accrued interest payable	6,983	9,055
Total liabilities	4,515,134	4,466,978
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 12,510,019 and 12,447,308 shares issued and outstanding, respectively	125	124
Additional paid-in capital	111,621	111,295
Retained earnings	335,568	328,243
Accumulated other comprehensive loss	(61,959)	(78,914)
Total shareholders' equity	385,355	360,748
Total liabilities and shareholders' equity	$4,900,489	$4,827,726
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2025	2024
Interest and dividend income:
Other interest-earning assets	$535	$1,172
Investment securities	3,608	4,034
Loans and loans held for sale	55,408	48,817
Total interest and dividend income	59,551	54,023
Interest expense:
Deposits	18,288	17,272
Borrowed funds	1,706	694
Subordinated debt	867	867
Total interest expense	20,861	18,833
Net interest income	38,690	35,190
Provision for credit losses	331	622
Net interest income after provision for credit losses	38,359	34,568
Non-interest income:
Wealth management fees	2,097	1,850
Deposit and interchange fees	2,157	2,069
Income on bank-owned life insurance, net	506	458
Net gains on sales of loans	47	22
Net (losses) gains on equity securities	(301)	465
Other income	682	631
Total non-interest income	5,188	5,495
Non-interest expense:
Salaries and employee benefits	19,936	19,176
Occupancy and equipment expenses	2,582	2,459
Technology and telecommunications expenses	2,709	2,745
Advertising and public relations expenses	752	743
Audit, legal and other professional fees	541	734
Deposit insurance premiums	878	859
Supplies and postage expenses	229	237
Merger-related expenses	290	—
Other operating expenses	2,032	1,955
Total non-interest expense	29,949	28,908
Income before income taxes	13,598	11,155
Provision for income taxes	3,163	2,648
Net income	$10,435	$8,507

Basic earnings per share	$0.84	$0.69
Diluted earnings per share	$0.84	$0.69

Basic weighted average common shares outstanding	12,464,721	12,292,417
Diluted weighted average common shares outstanding	12,495,458	12,304,203
See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Net income	$10,435	$8,507
Other comprehensive income (loss), net of tax
Net change in fair value of debt securities	16,955	(2,111)
Total other comprehensive income (loss), net of tax	16,955	(2,111)
Total comprehensive income, net	$27,390	$6,396

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	12,447,308	$124	$111,295	$328,243	$(78,914)	$360,748
Net income				10,435		10,435
Other comprehensive income, net					16,955	16,955
Common stock dividend declared ($0.25 per share)				(3,110)		(3,110)
Common stock issued under dividend reinvestment plan	—	—	—			—
Common stock issued, other	—	—	—			—
Stock-based compensation, net	66,341	1	739			740
Net settlement for employee taxes on restricted stock and options	(11,243)	—	(524)			(524)
Stock options exercised, net	7,613	—	111			111
Balance at March 31, 2025	12,510,019	$125	$111,621	$335,568	$(61,959)	$385,355

Balance at December 31, 2023	12,272,674	$123	$107,377	$301,380	$(79,763)	$329,117
Net income				8,507		8,507
Other comprehensive loss, net					(2,111)	(2,111)
Common stock dividend declared ($0.24 per share)				(2,944)		(2,944)
Common stock issued under dividend reinvestment plan	14,496	—	398			398
Common stock issued, other	55	—	2			2
Stock-based compensation, net	90,963	1	660			661
Net settlement for employee taxes on restricted stock and options	(8,955)	—	(283)			(283)
Stock options exercised, net	7,329	—	92			92
Balance at March 31, 2024	12,376,562	$124	$108,246	$306,943	$(81,874)	$333,439

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$10,435	$8,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	331	622
Depreciation and amortization	1,387	1,484
Stock-based compensation expense	549	503
Income on bank-owned life insurance, net	(506)	(458)
Mortgage loans originated for sale	(3,808)	(1,758)
Proceeds from mortgage loans sold	3,306	1,580
Net gains on sales of loans	(47)	(22)
Net losses (gains) on equity securities	301	(465)
Changes in:
Net (increase) decrease in other assets	(597)	3,145
Net decrease in other liabilities	(5,956)	(10,961)
Net cash provided by operating activities	5,395	2,177
Cash flows from investing activities:
Proceeds from maturities, calls and pay-downs of debt securities	11,006	14,225
Net sales (purchases) of equity securities	122	(579)
Net sales (purchases) of FHLB capital stock	2,161	(80)
Net increase in loans	(66,320)	(86,813)
Additions to premises and equipment, net	(248)	(1,029)
Net cash used in investing activities	(53,279)	(74,276)
Cash flows from financing activities:
Net increase in deposits	112,945	128,598
Net change in short-term borrowings	(60,000)	—
Advancements from long-term borrowings	1,417	38,568
Repayments of long-term borrowings	(60)	(1,090)
Cash dividends paid, net of dividend reinvestment plan	(3,110)	(2,546)
Proceeds from issuance of common stock	1	2
Net settlement for employee taxes on restricted stock and options	(524)	(283)
Net proceeds from stock option exercises	111	92
Net cash provided by financing activities	50,780	163,341

Net increase in cash and cash equivalents	2,896	91,242
Cash and cash equivalents at beginning of period	83,841	56,592
Cash and cash equivalents at end of period	$86,737	$147,834
See the accompanying notes to the unaudited consolidated interim financial statements.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(1)Summary of Significant Accounting Policies

(a) Organization of the Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2024 audited consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K") as filed with the SEC on March 7, 2025. The Company has not materially changed its significant accounting policies from those disclosed in its 2024 Annual Report on Form 10-K. See Item (b), "Recent Accounting Pronouncements," below in this Note 1.

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

The accompanying unaudited consolidated interim financial statements, and notes thereto, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this "Form 10-Q"), have been prepared in accordance with GAAP for interim financial information and the SEC instructions for Quarterly Reports on Form 10-Q. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments, consisting of normal recurring accruals and elimination of intercompany balances, for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year, or any future period.

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

(c) Subsequent Events

The Company has evaluated subsequent events and transactions from March 31, 2025 through the date this Form 10-Q was filed with the SEC for potential recognition or disclosure as required by GAAP and determined there were no material subsequent events requiring recognition or disclosure.

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
(2)    Investment Securities

Debt Securities

All of the Company's debt securities were classified as available-for-sale and carried at fair value as of the dates specified in the tables below. The amortized cost and fair values of debt securities at the dates specified are summarized as follows:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$6,998	$—	$628	$6,370
Federal agency CMO	338,988	71	47,650	291,409
Federal agency MBS	19,718	10	2,640	17,088
Taxable municipal securities	260,962	64	27,488	233,538
Tax-exempt municipal securities	34,909	4	442	34,471
Corporate bonds	3,026	—	33	2,993
Subordinated corporate bonds	10,000	—	1,178	8,822
Total debt securities, at fair value	$674,601	$149	$80,059	$594,691

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$6,998	$—	$766	$6,232
Federal agency CMO	347,500	—	63,313	284,187
Federal agency MBS	20,199	—	3,007	17,192
Taxable municipal securities	261,137	10	32,926	228,221
Tax-exempt municipal securities	36,459	3	483	35,979
Corporate bonds	3,473	—	54	3,419
Subordinated corporate bonds	10,000	—	1,300	8,700
Total debt securities, at fair value	$685,766	$13	$101,849	$583,930
Accrued interest receivable on available-for-sale debt securities, included in the "Accrued Interest Receivable" line item on the Company's Consolidated Balance Sheets, amounted to $3.2 million at March 31, 2025 and $2.7 million at December 31, 2024.

At March 31, 2025, management performed its quarterly analysis of all securities with unrealized losses and concluded that the unrealized losses resulted from significant increases in market interest rates relative to the book yield on the securities held. Management concluded that no ACL for available-for-sale securities was necessary as of March 31, 2025 and anticipates they will mature or be called at par value. The Company does not intend to sell these investments prior to maturity and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables summarize the duration of unrealized losses for debt securities at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. Treasury securities	$—	$—	$6,370	$628	$6,370	$628	1
Federal agency CMO	7,443	25	272,125	47,625	279,568	47,650	84
Federal agency MBS	—	—	15,440	2,640	15,440	2,640	10
Taxable municipal securities	895	110	229,879	27,378	230,774	27,488	247
Tax-exempt municipal securities	13,060	61	16,290	381	29,350	442	56
Corporate bonds	341	1	2,653	32	2,994	33	13
Subordinated corporate bonds	—	—	8,821	1,178	8,821	1,178	5
Total	$21,739	$197	$551,578	$79,862	$573,317	$80,059	416

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings
U.S. Treasury securities	$—	$—	$6,232	$766	$6,232	$766	1
Federal agency CMO	19,341	548	264,846	62,765	284,187	63,313	85
Federal agency MBS	1,623	22	15,569	2,985	17,192	3,007	11
Taxable municipal securities	1,881	124	224,469	32,802	226,350	32,926	248
Tax-exempt municipal securities	16,212	92	16,465	391	32,677	483	64
Corporate bonds	338	4	3,081	50	3,419	54	15
Subordinated corporate bonds	—	—	8,700	1,300	8,700	1,300	5
Total	$39,395	$790	$539,362	$101,059	$578,757	$101,849	429

The contractual maturity distribution at March 31, 2025 of debt securities was as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,211	$12,092
Due after one, but within five years	110,078	104,549
Due after five, but within ten years	209,356	184,585
Due after ten years	342,956	293,465
Total debt securities	$674,601	$594,691

The scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the table above are callable securities, comprised of municipal securities and corporate bonds, with a fair value of $130.5 million, which can be redeemed by the issuers prior to the maturity presented above. Management considers these factors when evaluating the interest-rate risk in the Company's asset-liability management program.

From time to time, the Company may pledge debt securities as collateral for deposit account balances of municipal customers, and for borrowing capacity with the FHLB and the FRB. The fair value of debt securities pledged as collateral for these purposes was $585.9 million and $575.2 million at March 31, 2025 and December 31, 2024, respectively.

There were no sales of debt securities for the three months ended March 31, 2025 and March 31, 2024.

Equity Securities

At March 31, 2025, the Company held equity securities with a fair value of $9.2 million, which consisted of $6.1 million in management directed investments and $3.1 million in mutual funds held in conjunction with the Company's supplemental executive retirement and deferred compensation plan.

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

Net gains and losses recognized on equity securities for the three months ended March 31, 2025 and March 31, 2024 are summarized as follows:

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Net (losses) gains recognized during the period on equity securities	$(301)	$465
Less: Net gains recognized on equity securities sold during the period	54	1
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the end of the period	$(355)	$464

(3)Loans

Loan Portfolio Classifications

Major classifications of loans and their amortized cost as of the dates indicated were as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial real estate owner-occupied	$708,645	$704,634
Commercial real estate non owner-occupied	1,629,394	1,563,201
Commercial and industrial	483,165	479,821
Commercial construction	664,936	679,969
Total commercial loans	3,486,140	3,427,625

Residential mortgages	450,456	443,096
Home equity loans and lines	105,779	103,858
Consumer	7,267	8,319
Total retail loans	563,502	555,273
Total loans	4,049,642	3,982,898

ACL for loans	(64,042)	(63,498)
Net loans	$3,985,600	$3,919,400

Net deferred loan origination fees, included in the amortized costs of loans reflected in the table above, amounted to $3.7 million at March 31, 2025 and $4.1 million at December 31, 2024.

Accrued interest receivable on loans amounted to $18.6 million and $17.8 million at March 31, 2025 and December 31, 2024, respectively, and was included in the "Accrued interest receivable" line item on the Company's Consolidated Balance Sheets.

Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $168.0 million at March 31, 2025 and $163.7 million at December 31, 2024.

Loans serviced for others

The Company was servicing residential mortgage loans owned by investors amounting to $6.5 million and $6.7 million at March 31, 2025 and December 31, 2024, respectively. Additionally, the Company was servicing commercial loans originated by the Company and participated out to various other institutions amounting to $76.6 million and $77.4 million at March 31, 2025 and December 31, 2024, respectively.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity as of the dates indicated are summarized below:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial real estate	$416,762	$423,494
Residential mortgages	423,329	409,423
Home equity	32,308	33,418
Total loans pledged to FHLB	$872,399	$866,335

(4)ACL for Loans

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure as described in the 2024 Annual Report on Form 10-K.

See Note 4, "Credit Risk Management and ACL for Loans," to the Company's audited consolidated financial statements contained in the 2024 Annual Report on Form 10-K and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the subheading "Accounting Policies/Critical Accounting Estimates," of the Company's 2024 Annual Report on Form 10-K.

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

Risk ratings and adversely classified loans

The Company's loan risk rating system classifies loans depending on risk of loss characteristics. Adversely classified ratings for loans determined to be of weaker credit range from "special mention," for loans that may need additional monitoring, to the more severe adverse classifications of "substandard," "doubtful," and "loss" based on criteria established under applicable banking regulations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The following tables present the amortized cost basis of the Company's loan portfolio risk ratings within portfolio classifications, by origination date, or revolving status as of the dates indicated:

	At or for the three months ended March 31, 2025
	Term Loans by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$17,654	$48,618	$128,484	$103,792	$83,168	$310,432	$7,440	$—	$699,588
Special mention	—	—	128	—	—	6,119	—	—	6,247
Substandard	—	—	—	1,205	417	1,188	—	—	2,810
Total commercial real estate owner-occupied	17,654	48,618	128,612	104,997	83,585	317,739	7,440	—	708,645

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	34,391	157,713	146,074	315,407	295,690	658,812	1,302	—	1,609,389
Special mention	—	—	1,622	15,351	—	—	—	—	16,973
Substandard	—	—	—	218	—	2,814	—	—	3,032
Total commercial real estate non owner-occupied	34,391	157,713	147,696	330,976	295,690	661,626	1,302	—	1,629,394

Current period charge-offs	—	—	—	—	16	—	—	—	16

Commercial and industrial
Pass	22,157	81,534	56,157	36,109	30,778	69,420	179,095	1,489	476,739
Special mention	—	—	—	—	—	440	641	19	1,100
Substandard	—	—	452	3,242	279	719	201	433	5,326
Total commercial and industrial	22,157	81,534	56,609	39,351	31,057	70,579	179,937	1,941	483,165

Current period charge-offs	—	—	15	6	1	113	—	—	135

Commercial construction
Pass	14,454	160,181	221,178	97,988	91,848	26,685	34,311	—	646,645
Special mention	—	—	—	—	—	3,108	—	—	3,108
Substandard	—	—	564	14,619	—	—	—	—	15,183
Total commercial construction	14,454	160,181	221,742	112,607	91,848	29,793	34,311	—	664,936

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	11,023	81,658	78,834	100,730	63,159	112,946	—	—	448,350
Substandard	—	—	—	—	1,031	1,075	—	—	2,106
Total residential mortgages	11,023	81,658	78,834	100,730	64,190	114,021	—	—	450,456

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	860	620	451	778	520	3,556	97,680	1,038	105,503
Substandard	—	—	—	—	148	128	—	—	276
Total home equity	860	620	451	778	668	3,684	97,680	1,038	105,779

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	789	1,853	1,879	1,111	885	747	—	—	7,264
Substandard	—	—	—	3	—	—	—	—	3
Total consumer	789	1,853	1,879	1,114	885	747	—	—	7,267

Current period charge-offs	50	—	—	—	—	3	—	—	53

Total loans	$101,328	$532,177	$635,823	$690,553	$567,923	$1,198,189	$320,670	$2,979	$4,049,642

Total current period charge-offs	$50	$—	$15	$6	$17	$116	$—	$—	$204

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	At or for the year ended December 31, 2024
	Term Loans by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate owner-occupied
Pass	$49,097	$126,723	$101,658	$83,937	$49,526	$277,331	$7,312	$—	$695,584
Special mention	—	130	—	—	—	6,546	—	—	6,676
Substandard	—	—	1,228	423	—	723	—	—	2,374
Total commercial real estate	49,097	126,853	102,886	84,360	49,526	284,600	7,312	—	704,634

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate non owner-occupied
Pass	154,004	141,723	292,192	287,506	147,374	520,370	827	300	1,544,296
Special mention	—	—	15,448	—	—	—	—	—	15,448
Substandard	—	—	218	340	445	2,454	—	—	3,457
Total commercial real estate non owner-occupied	154,004	141,723	307,858	287,846	147,819	522,824	827	300	1,563,201

Current period charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	81,891	60,997	39,791	32,536	20,325	50,476	182,184	5,924	474,124
Special mention	—	—	—	—	203	258	270	—	731
Substandard	—	17	3,248	691	—	504	303	203	4,966
Total commercial and industrial	81,891	61,014	43,039	33,227	20,528	51,238	182,757	6,127	479,821

Current period charge-offs	12	44	—	196	—	267	—	—	519

Commercial construction
Pass	138,845	229,116	127,493	106,452	9,517	21,582	32,325	—	665,330
Substandard	—	—	14,639	—	—	—	—	—	14,639
Total commercial construction	138,845	229,116	142,132	106,452	9,517	21,582	32,325	—	679,969

Current period charge-offs	—	—	—	—	—	—	—	—	—

Residential mortgages
Pass	79,540	79,929	101,910	64,219	44,149	71,188	—	—	440,935
Substandard	—	—	—	1,042	—	1,119	—	—	2,161
Total residential mortgages	79,540	79,929	101,910	65,261	44,149	72,307	—	—	443,096

Current period charge-offs	—	—	—	—	—	—	—	—	—

Home equity
Pass	623	454	783	528	433	2,033	97,217	1,507	103,578
Substandard	—	—	—	—	—	83	—	197	280
Total home equity	623	454	783	528	433	2,116	97,217	1,704	103,858

Current period charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	3,211	2,014	1,209	982	461	442	—	—	8,319
Total consumer	3,211	2,014	1,209	982	461	442	—	—	8,319

Current period charge-offs	94	3	1	—	—	1	—	—	99

Total loans	$507,211	$641,103	$699,817	$578,656	$272,433	$955,109	$320,438	$8,131	$3,982,898

Total current period charge-offs	$106	$47	$1	$196	$—	$268	$—	$—	$618
The total amortized cost basis of adversely classified loans amounted to $56.2 million, or 1.39% of total loans, at March 31, 2025, and $50.7 million, or 1.27% of total loans, at December 31, 2024.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Past due and non-accrual loans

The following tables present an age analysis of past due loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2025
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$699	$—	$565	$1,264	$707,381	$708,645
Commercial real estate non owner-occupied	447	—	1,118	1,565	1,627,829	1,629,394
Commercial and industrial	2,211	391	5,045	7,647	475,518	483,165
Commercial construction	2,799	6,780	563	10,142	654,794	664,936
Residential mortgages	1,518	—	1,212	2,730	447,726	450,456
Home equity	241	—	—	241	105,538	105,779
Consumer	51	2	5	58	7,209	7,267
Total loans	$7,966	$7,173	$8,508	$23,647	$4,025,995	$4,049,642

	Balance at December 31, 2024
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due Loans(1)	Current Loans(1)	Total Loans
Commercial real estate owner-occupied	$1,333	$—	$522	$1,855	$702,779	$704,634
Commercial real estate non owner-occupied	1,856	366	2,665	4,887	1,558,314	1,563,201
Commercial and industrial	1,319	69	3,702	5,090	474,731	479,821
Commercial construction	1,688	2,484	7,905	12,077	667,892	679,969
Residential mortgages	690	940	—	1,630	441,466	443,096
Home equity	467	133	—	600	103,258	103,858
Consumer	34	3	—	37	8,282	8,319
Total loans	$7,387	$3,995	$14,794	$26,176	$3,956,722	$3,982,898
_______________________________________
(1)The loan balances in the tables above include loans designated as non-accrual despite their payment due status. Loans designated as non-accrual are presented below.

At March 31, 2025 and December 31, 2024, all loans past due 90 days or more were carried as non-accrual, however, not all non-accrual loans were 90 days or more past due in their payments. Loans that were less than 90 days past due where reasonable doubt existed as to the full and timely collection of interest or principal have also been designated as non-accrual, despite their payment due status.

The following tables present the amortized cost of non-accrual loans by portfolio classification as of the dates indicated:

	Balance at March 31, 2025
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,810	$2,810	$—	$—
Commercial real estate non owner-occupied	3,032	2,132	900	340
Commercial and industrial	5,321	744	4,577	1,969
Commercial construction	15,183	8,403	6,780	3,355
Residential mortgages	1,877	1,877	—	—
Home equity	253	253	—	—
Consumer	3	—	3	3
Total loans	$28,479	$16,219	$12,260	$5,667

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2024
(Dollars in thousands)	Total Non-accrual Loans	Non-accrual Loans without a Specific Reserve	Non-accrual Loans with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,374	$2,374	$—	$—
Commercial real estate non owner-occupied	3,457	2,532	925	185
Commercial and industrial	4,029	714	3,315	2,398
Commercial construction	14,639	—	14,639	3,649
Residential mortgages	1,931	1,931	—	—
Home equity	257	257	—	—
Consumer	—	—	—	—
Total loans	$26,687	$7,808	$18,879	$6,232

The ratio of non-accrual loans to total loans amounted to 0.70% and 0.67% at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, additional funding commitments for non-accrual loans were immaterial.

Collateral dependent loans

The total recorded investment in collateral dependent loans amounted to $28.7 million at March 31, 2025 compared to $26.9 million at December 31, 2024. As of March 31, 2025, accruing collateral dependent loans amounted to $434 thousand, while non-accrual collateral dependent loans amounted to $28.3 million. As of December 31, 2024, accruing collateral dependent loans amounted to $438 thousand, while non-accrual collateral dependent loans amounted to $26.5 million.

The following tables present the recorded investment in collateral dependent loans and the related specific allowance by portfolio allocation as of the dates indicated:

	Balance at March 31, 2025
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$3,351	$2,811	$2,811	$—	$—
Commercial real estate non owner-occupied	3,634	3,032	2,133	899	340
Commercial and industrial	6,411	5,311	950	4,361	1,753
Commercial construction	15,433	15,183	8,403	6,780	3,355
Residential mortgages	2,244	2,105	2,105	—	—
Home equity	301	253	253	—	—
Consumer	—	—	—	—	—
Total	$31,374	$28,695	$16,655	$12,040	$5,448

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Balance at December 31, 2024
(Dollars in thousands)	Unpaid Contractual Principal Balance	Total Recorded Investment in Collateral Dependent Loans	Recorded Investment without a Specific Reserve	Recorded Investment with a Specific Reserve	Related Specific Reserve
Commercial real estate owner-occupied	$2,921	$2,374	$2,374	$—	$—
Commercial real estate non owner-occupied	4,368	3,457	2,532	925	185
Commercial and industrial	5,507	4,184	921	3,263	2,346
Commercial construction	14,824	14,639	—	14,639	3,649
Residential mortgages	2,347	2,161	2,161	—	—
Home equity	145	108	108	—	—
Consumer	—	—	—	—	—
Total	$30,112	$26,923	$8,096	$18,827	$6,180

At March 31, 2025 and December 31, 2024, additional funding commitments for collateral dependent loans were immaterial.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty by type of concession granted during the period indicated:

	Three months ended
	March 31, 2025
(Dollars in thousands)	Payment Deferrals	Term Extensions	Total	% of Loan Class Total
Commercial real estate non owner-occupied	$1,352	$1,622	$2,974	0.18%
Total	$1,352	$1,622	$2,974	0.07%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the period indicated:

Three months ended
March 31, 2025
	Weighted Average Payment Deferrals	Weighted-Average Term Extensions
Commercial real estate non owner-occupied	3 months	4 months

During the three months ended March 31, 2024, there were no loan modifications made to borrowers experiencing financial difficulty.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance status of loans that were modified within the preceding twelve months to borrowers experiencing financial difficulty, as of periods indicated:

	Balance at March 31, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate owner-occupied	$—	$—	$—	$—	$—
Commercial real estate non owner-occupied	2,974	—	—	—	—
Commercial and industrial	1,640	—	—	—	—
Commercial construction	7,840	—	—	—	—
Residential mortgages	—	—	—	—	—
Home equity	23	—	—	—	—
Consumer	—	—	—	—	—
Total	$12,477	$—	$—	$—	$—

	Balance at March 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due
Commercial real estate owner-occupied	$—	$—	$—	$—	$—
Commercial real estate non owner-occupied	—	—	—	—	—
Commercial and industrial	—	—	—	143	143
Commercial construction	—	—	—	—	—
Residential mortgages	31	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$31	$—	$—	$143	$143

During each of the three month periods ended March 31, 2025 and March 31, 2024, there were no subsequent defaults on loans that had been modified within the preceding twelve months for borrowers experiencing financial difficulty.

At March 31, 2025 and March 31, 2024, additional funding commitments to borrowers experiencing financial difficulty who were party to a loan modification were immaterial.

ACL for loans and provision for credit loss activity

The following table presents changes in the provision for credit losses on loans and unfunded commitments during the periods indicated:

	Three months ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Provision for credit losses on loans - collectively evaluated	$685	$417
Provision for credit losses on loans - individually evaluated	(565)	1,451
Provision for credit losses on loans	120	1,868

Provision for unfunded commitments	211	(1,246)

Provision for credit losses	$331	$622

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
ACL for loans

The ACL for loans amounted to $64.0 million and $63.5 million at March 31, 2025 and December 31, 2024, respectively. The ACL for loans to total loans ratio was 1.58% and 1.59% at March 31, 2025 and December 31, 2024, respectively.

The following tables present changes in the ACL for loans by portfolio classification, during the three-month periods indicated:

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2024	$10,813	$27,774	$9,940	$11,765	$2,205	$746	$255	$63,498
Provision for credit losses on loans	57	1,352	(848)	(484)	37	13	(7)	120
Recoveries	—	—	601	—	—	—	27	628
Less: Charge-offs	—	16	135	—	—	—	53	204
Ending Balance at March 31, 2025	$10,870	$29,110	$9,558	$11,281	$2,242	$759	$222	$64,042

(Dollars in thousands)	Commercial Real Estate Owner-Occupied	Commercial Real Estate Non Owner-Occupied	Commercial and Industrial	Commercial Construction	Residential Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2023	$10,454	$27,620	$11,089	$6,787	$2,152	$579	$314	$58,995
Provision for credit losses on loans	25	1,201	(639)	1,429	(80)	(46)	(22)	1,868
Recoveries	—	—	68	—	—	2	2	72
Less: Charge-offs	—	—	185	—	—	—	9	194
Ending Balance at March 31, 2024	$10,479	$28,821	$10,333	$8,216	$2,072	$535	$285	$60,741

Reserve for unfunded commitments

The Company's reserve for unfunded commitments amounted to $4.6 million at March 31, 2025 and $4.4 million at December 31, 2024.

Management believes that the Company's ACL for loans and reserve for unfunded commitments were adequate as of March 31, 2025.

Other real estate owned

The Company carried no OREO at March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdictions.

(5)Leases

As of March 31, 2025, the Company had 16 facilities contracted under various non-cancelable operating leases, most of which provide options to the Company to extend the lease periods and include periodic rent adjustments.

Lease expense for both of the three-month periods ended March 31, 2025 and March 31, 2024 amounted to $423 thousand. Variable lease costs and short-term lease expenses included in lease expense during these periods were immaterial.

The weighted average remaining lease term for operating leases at March 31, 2025 and March 31, 2024 was 27.4 years and 28.2 years, respectively. The weighted average discount rate was 3.55% at both March 31, 2025 and March 31, 2024.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
At March 31, 2025, the remaining undiscounted cash flows by year of these lease liabilities were as follows:

(Dollars in thousands)	Operating Leases
2025 (remaining nine months)	$1,099
2026	1,468
2027	1,475
2028	1,476
2029	1,480
Thereafter	30,242
Total lease payments	37,240
Less: Imputed interest	13,541
Total lease liability	$23,699

(6)Deposits

Deposits are summarized as follows as of the periods indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Non-interest checking	$1,028,326	$1,077,998
Interest-bearing checking	715,517	699,671
Savings	284,960	270,367
Money market	1,437,907	1,454,443
CDs $250,000 or less	393,890	377,958
CDs greater than $250,000	290,068	307,261
Total customer deposits	4,150,668	4,187,698
Brokered deposits(1)	149,975	—
Deposits	$4,300,643	$4,187,698
_________________________________________
(1)Brokered CDs which are individually $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks due to our customers electing to participate in Company offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced deposit insurance program, the equivalent of the customers' original deposited funds comes back to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal products were $897.6 million and $903.2 million at March 31, 2025 and December 31, 2024, respectively.

(7)Borrowed Funds and Subordinated Debt

Borrowed funds at March 31, 2025 and December 31, 2024 are summarized, as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	Rate	Balance	Rate
Overnight	$85,000	4.53%	$145,000	4.52%
Between 1 and 5 years	1,270	0.47%	270	—%
Over 5 years	8,223	2.70%	7,866	2.78%
Total borrowed funds	$94,493	4.32%	$153,136	4.43%

The Company's borrowed funds at March 31, 2025 and December 31, 2024 were comprised of advances from the FRB and FHLB as well as secured borrowings from the NH BFA.

The Company also had outstanding subordinated debt (net of deferred issuance costs) of $59.9 million at March 31, 2025 and $59.8 million at December 31, 2024. The outstanding subordinated notes are due on July 15, 2030 and callable at the

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
Company's option on or after July 15, 2025. Beginning July 15, 2025, the interest rate shall reset quarterly to the then three-month SOFR plus 517.5 basis points, payable quarterly in arrears.

(8)    Derivatives and Hedging Activities

For further information on the Company's derivatives and hedging activities, see Note 9, "Derivatives and Hedging," to the Company's audited consolidated financial statements contained in the 2024 Annual Report on Form 10-K.

The tables below present a summary of the Company's derivative financial instruments, notional amounts and fair values at the periods presented:

	March 31, 2025
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$25,000	$1	$75,000	$207
Total derivatives designated as hedging instruments	$25,000	$1	$75,000	$207

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$3,168	$260
Interest-rate contracts - pay fixed, receive floating	3,168	260	—	—
Risk participation agreements sold	—	—	46,236	30
Total derivatives not subject to hedge accounting	$3,168	$260	$49,404	$290

	December 31, 2024
(Dollars in thousands)	Asset Notional Amount	Asset Derivatives(1)(2)	Liability Notional Amount	Liability Derivatives(1)(2)
Derivatives designated as hedging instruments
Interest-rate contracts - pay fixed, receive floating	$—	$—	$100,000	$336
Total derivatives designated as hedging instruments	$—	$—	$100,000	$336

Derivatives not subject to hedge accounting
Interest-rate contracts - pay floating, receive fixed	$—	$—	$3,212	$321
Interest-rate contracts - pay fixed, receive floating	3,212	321	—	—
Risk participation agreements sold	—	—	46,387	25
Total derivatives not subject to hedge accounting	$3,212	$321	$49,599	$346
________________________________________________
(1) Accrued interest balances related to the Company's interest-rate swaps are not included in the fair values above and are immaterial.
(2) The assets and liabilities related to the pay fixed, receive floating interest-rate contracts are subject to a master netting agreement and are presented net in the Company's Consolidated Balance Sheet.

The Company had no derivatives designated as cash flow hedges at either March 31, 2025 or December 31, 2024.

Derivatives designated as hedging instruments

Fair value hedges

Derivatives designated as fair value hedges are utilized to mitigate the risk of adverse interest-rate fluctuations on specifically identified assets or liabilities. The Company's fair value hedges are used to manage its exposure to changes in the fair value of hedged items caused by changes in interest rates.

At March 31, 2025 and December 31, 2024, the Company had three interest rate swap agreements with a combined notional value of $100.0 million. Each interest rate swap agreement was designated as a fair value hedge and involves the net settlement

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
of receiving floating-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented:

		March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance Sheet Location of Hedged Item	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Interest-rate contracts - loans	Loans	$100,168	$168	$100,305	$305

The table below presents the gains (losses) from interest rate derivatives accounted for as fair value hedges and the related hedged items during the periods indicated:

		Three months ended
(Dollars in thousands)	Affected Income Statement Line Item	March 31, 2025	March 31, 2024
Derivatives designated as fair value hedges:
Fair value adjustments on derivatives	Net interest income	$130	$782
Fair value adjustments on hedged instrument	Net interest income	(137)	(797)
Total		$(7)	$(15)

Derivatives not subject to hedge accounting

Interest-rate Contracts

Each back-to-back interest-rate swap consists of two interest-rate swaps (a customer swap and offsetting counterparty swap) and amounted to a total number of two interest-rate swaps outstanding at March 31, 2025 and December 31, 2024. As a result of this offsetting relationship, there were no net gains or losses recognized in income on back-to-back swaps during the three months ended March 31, 2025 or March 31, 2024.

Interest-rate swaps with counterparties are subject to master netting agreements, while interest-rate swaps with customers are not. At March 31, 2025 and December 31, 2024, all back-to-back swaps with the counterparty were in asset positions, therefore there was no netting reflected in the Company's Consolidated Balance Sheets as of the respective dates.

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

By using derivative financial instruments, the Company exposes itself to counterparty credit risk. Credit risk is the risk of failure by the counterparty to perform under the terms of the derivative contract. The credit risk in derivative instruments is mitigated by entering into transactions with highly rated counterparties that management believes to be creditworthy. As of March 31, 2025, the Company had two active interest-rate swap institutional counterparties, both of which had investment grade credit ratings.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
The Company’s interest rate swap agreements with counterparties have minimum collateral posting thresholds to manage credit risk outstanding from derivative market values.

As of March 31, 2025 and December 31, 2024, the Company had credit risk exposure from counterparties relating to interest-rate swaps of $260 thousand and $321 thousand, respectively, and cash posted by counterparties amounted to $120 thousand at both March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, counterparties had credit risk exposure from the Company relating to interest-rate swaps of $204 thousand and $332 thousand, respectively, and cash collateral posted by the Company amounted to $220 thousand and $480 thousand, respectively.

As of March 31, 2025, the fair value of derivatives related to these agreements was at a net asset position of $56 thousand, which excludes any adjustment for nonperformance risk.

Other Derivative Related Activity

Interest-rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The commitments to sell loans are also considered derivative instruments. At March 31, 2025 and December 31, 2024, the estimated fair value of the Company's interest-rate lock commitments and commitments to sell these mortgage loans were deemed immaterial.

(9) Regulatory Capital Requirements

As of March 31, 2025 and December 31, 2024, the Company met the definition of "well-capitalized" under the applicable regulations of the Board of Governors of the Federal Reserve System and the Bank qualified as "well-capitalized" under the prompt corrective action regulations of the FDIC and the Basel III capital guidelines.

The Company's and the Bank's actual capital amounts and ratios are presented as of March 31, 2025 and December 31, 2024 in the tables below:

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
The Company (consolidated)
Total Capital to risk-weighted assets	$554,856	13.06%	$339,921	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	441,658	10.39%	254,941	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	441,658	8.98%	196,703	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	441,658	10.39%	191,206	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$554,636	13.05%	$339,921	8.00%	$424,902	10.00%
Tier 1 Capital to risk-weighted assets	501,332	11.80%	254,941	6.00%	339,921	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	501,332	10.19%	196,703	4.00%	245,879	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	501,332	11.80%	191,206	4.50%	276,186	6.50%

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	Actual		Minimum Capital for Capital Adequacy Purposes(1)		Minimum Capital to be Well Capitalized(2)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
The Company (consolidated)
Total Capital to risk-weighted assets	$546,283	13.06%	$334,522	8.00%	N/A	N/A
Tier 1 Capital to risk-weighted assets	434,006	10.38%	250,892	6.00%	N/A	N/A
Tier 1 Capital to average assets (or Leverage Ratio)	434,006	8.94%	194,242	4.00%	N/A	N/A
Common Equity Tier 1 Capital to risk-weighted assets	434,006	10.38%	188,169	4.50%	N/A	N/A

The Bank
Total Capital to risk-weighted assets	$544,937	13.03%	$334,522	8.00%	$418,153	10.00%
Tier 1 Capital to risk-weighted assets	492,475	11.78%	250,892	6.00%	334,522	8.00%
Tier 1 Capital to average assets (or Leverage Ratio)	492,475	10.14%	194,242	4.00%	242,802	5.00%
Common Equity Tier 1 Capital to risk-weighted assets	492,475	11.78%	188,169	4.50%	271,799	6.50%
________________________________________________
(1)Before application of the capital conservation buffer of 2.50% as of March 31, 2025, and December 31, 2024. See discussion below.
(2)For the Bank to qualify as "well-capitalized," it must maintain at least the minimum ratios listed under the regulatory prompt corrective action framework. This framework does not apply to the Company.

The Company is subject to the Basel III capital ratio requirements which include a "capital conservation buffer" of 2.50% above the regulatory minimum risk-based capital adequacy requirements shown above. If a banking organization dips into its capital conservation buffer it may be restricted in its activities, including its ability to pay dividends and discretionary bonus payments to its executive officers. Both the Company's and the Bank's actual ratios, as outlined in the table above, exceeded the Basel III risk-based capital requirement with the capital conservation buffer as of March 31, 2025. At March 31, 2025, the capital conservation buffer amounted to $106.2 million for both the Company and the Bank.

(10)Comprehensive Income (Loss)

The following table presents a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three months ended March 31, 2025			Three months ended March 31, 2024
(Dollars in thousands)	Pre-Tax	Tax Expense	After Tax Amount	Pre-Tax	Tax Benefit	After Tax Amount
Change in fair value of debt securities	$21,925	$(4,970)	$16,955	$(2,769)	$658	$(2,111)
Less: net security losses reclassified into non-interest income	—	—	—	—	—	—
Total other comprehensive income (loss), net	$21,925	$(4,970)	$16,955	$(2,769)	$658	$(2,111)

Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

	Unrealized Losses on Debt Securities
(Dollars in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024
Accumulated other comprehensive loss - beginning balance	$(78,914)	$(79,763)
Total other comprehensive income (loss), net	16,955	(2,111)
Accumulated other comprehensive loss - ending balance	$(61,959)	$(81,874)

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(11)Stock-Based Compensation

There have been no material changes to the Enterprise Bancorp, Inc. 2016 Stock Incentive Plan (the "2016 Plan") since December 31, 2024. As of March 31, 2025, 216,063 shares of Company common stock remained available for future grants under the 2016 Plan.

Total stock-based compensation expense was $549 thousand for the three months ended March 31, 2025, compared to $503 thousand for the three months ended March 31, 2024.

Stock Option Awards

The Company issued no stock options during the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, there were 6,077 unvested outstanding stock options that are expected to vest over the remaining weighted average vesting period of 1.0 year.

The Company recognized stock-based compensation expense related to stock option awards of $23 thousand for the three months ended March 31, 2025, compared to $41 thousand for the three months ended March 31, 2024.

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

The table below provides a summary of restricted stock awards granted during the periods indicated:

	Three months ended March 31,
Restricted Stock Awards (number of underlying shares)	2025	2024
Four-year vesting	32,212	65,588
Performance-based vesting	30,794	21,263
Total restricted stock awards granted	63,006	86,851
Weighted average grant date fair value	$39.60	$24.90

Stock-based compensation expense recognized in association with stock awards, mainly restricted stock awards, amounted to $526 thousand for the three months ended March 31, 2025, compared to $402 thousand for the three months ended March 31, 2024.

Stock in Lieu of Directors' Fees

Prior to 2025, non-employee members of the Company's Board of Directors (the "Board") could opt to receive newly issued shares of the Company's common stock in lieu of cash compensation for attendance at meetings of the Board and committees of the Board. However, in connection with the proposed merger with Independent, the option to receive shares of Common Stock in lieu of cash fees was suspended for 2025. As a result, there was no stock-based compensation expense related to these directors' fees for the three months ended March 31, 2025, compared to $60 thousand for the three months ended March 31, 2024.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
(12)Earnings per Share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2025	2024
Basic weighted average common shares outstanding	12,464,721	12,292,417
Dilutive shares	30,737	11,786
Diluted weighted average common shares outstanding	12,495,458	12,304,203

Stock options outstanding that were determined to be anti-dilutive, and therefore excluded from the calculation of dilutive shares, amounted to 12,123 for the three months ended March 31, 2025, compared to 103,238 for the three months ended March 31, 2024. These stock options, which were not dilutive, may potentially dilute earnings per share in the future.

Unvested participating restricted stock awards amounted to 189,544 shares and 176,571 shares as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2025
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$594,691	$—	$594,691	$—
Equity securities	9,242	9,242	—	—
FHLB stock	4,932	—	4,932	—
Interest-rate swaps	261	—	261	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	6,592	—	—	6,592

Liabilities measured on a recurring basis:
Interest-rate swaps	467	—	467	—
RPAs sold	30	—	30	—

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2024
		Fair Value Measurements Using:
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets measured on a recurring basis:
Debt securities	$583,930	$—	$583,930	$—
Equity securities	9,665	9,665	—	—
FHLB stock	7,093	—	7,093	—
Interest-rate swaps	321	—	321	—
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	12,647	—	—	12,647

Liabilities measured on a recurring basis:
Interest-rate swaps	657	—	657	—
RPAs sold	25	—	25	—

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

The fair values of derivative assets and liabilities, which are comprised of back-to-back swaps, fair value hedges and risk participation agreements, represent a FASB Level 2 measurement and are based on settlement values adjusted for credit risks and observable market interest-rate curves. The Company utilizes third-party vendors to provide valuations on its derivative assets and liabilities. Refer also to Note 8, "Derivatives and Hedging Activities," of this Form 10-Q, contained above, for additional information on the Company's interest-rate swaps.

For loans individually assessed and deemed to be collateral dependent management has estimated the value and the probable credit loss by comparing the loan's amortized cost against the expected realizable fair value of the collateral (appraised value, or internal analysis, less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date). Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent loans carried at realizable fair value are categorized as Level 3 within the fair value hierarchy. A specific reserve is assigned to the collateral dependent loan for the amount of management's estimated probable credit loss. The specific reserve assigned to individually evaluated loans that are collateral dependent amounted to $5.4 million at March 31, 2025, compared to $2.8 million at December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2025 and December 31, 2024:

	Fair Value
(Dollars in thousands)	March 31, 2025	December 31, 2024	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a non-recurring basis:
Individually evaluated loans (collateral dependent)	$6,592	$12,647	Appraisal of collateral	Appraisal adjustments(1)	15% - 75%
_______________________________
(1)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements
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
Financial instruments for which the fair value is disclosed but not recognized on the Company's Consolidated Balance Sheets are summarized below. The table includes the carrying value, estimated fair value and its placement in the fair value hierarchy as follows:

	March 31, 2025
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,069	$1,075	$—	$1,075	$—
Loans, net	3,985,600	3,868,360	—	—	3,868,360
Financial liabilities:
CDs	683,958	683,280	—	683,280	—
Brokered deposits	149,975	149,960	—	149,960	—
Borrowed funds	94,493	93,090	—	93,090	—
Subordinated debt	59,894	64,254	—	64,254	—

	December 31, 2024
			Fair Value Measurement
(Dollars in thousands)	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$520	$516	$—	$516	$—
Loans, net	3,919,400	3,788,194	—	—	3,788,194
Financial liabilities:
CDs	685,219	684,897	—	684,897	—
Brokered deposits	—	—	—	—	—
Borrowed funds	153,136	151,800	—	151,800	—
Subordinated debt	59,815	62,417	—	62,417	—

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

(14)Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2025 and March 31, 2024 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Supplemental financial data:
Cash paid for: interest	$22,933	$17,125
Cash paid for: income taxes	2,770	4,805
Cash paid for: lease liability	358	351
.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the Enterprise Bancorp, Inc. (the "Company," "Enterprise," "we," or "our") unaudited consolidated interim financial statements and notes thereto contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this "Form 10-Q"), and the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"), as filed with the SEC on March 7, 2025.

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
•the occurrence of any event, change, or other circumstances that could give rise to the termination of the proposed Merger with Independent;
•the failure to obtain necessary regulatory approvals for the proposed Merger with Independent;
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
•adverse changes in customer spending and savings habits;
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
•our ability to navigate the uncertain impacts of quantitative tightening and current and future governmental monetary and fiscal policies, including the current and future policies of the Board of Governors of the Federal Reserve System;
•a deterioration of the credit rating for U.S. long-term sovereign debt or uncertainty regarding U.S. fiscal debt and budget matters;
•severe weather, natural disasters, acts of war or terrorism, geopolitical instability or other external events;
•the impact of changes in U.S. presidential administrations or Congress, including potential changes in U.S. and international trade and tariff policies and the resulting impact on the Company and its customers;
•the effect of volatility in the capital markets on our fee income from our wealth management business;
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

See Part I, Item 1, "Business," under the "Risk Management Framework," of the Company's 2024 Annual Report on Form 10-K, for additional information on the Company's key risk mitigation strategies, and Part I, Item 1A, "Risk Factors," and Item 1C, "Cybersecurity," of the Company's 2024 Annual Report on Form 10-K for numerous factors that could adversely affect the Company's future results of operations and financial condition, and its reputation and business model.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company's 2024 Annual Report on Form 10-K and in this Form 10-Q, the most significant areas in which management applies critical assumptions and estimates are: the ACL for loans and available-for-sale securities, the reserve for unfunded commitments and the impairment review of goodwill.

The Company has not materially changed its significant accounting and reporting policies from those disclosed in the Company's 2024 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Item (b), "Recent Accounting Pronouncements," to the Company's unaudited consolidated interim financial statements in this Form 10-Q for information regarding recent accounting pronouncements.

Overview

Executive Summary

On December 9, 2024, Enterprise and Enterprise Bank announced the signing of an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp. ("Independent"), pursuant to which Enterprise will merge with and into Independent (the "Merger") and Enterprise Bank will merge into Independent's wholly owned subsidiary, Rockland Trust Company. The proposed Merger is expected to close in the second half of 2025, subject to customary closing conditions, including regulatory approvals. As previously announced, Enterprise shareholders approved of the proposed Merger on April 3, 2025. No vote of Independent Bank Corp. shareholders is required.

Net income for the three months ended March 31, 2025, amounted to $10.4 million, or $0.84 per diluted common share, compared to $8.5 million, or $0.69 per diluted common share, for the three months ended March 31, 2024. The increase in net income of $1.9 million was attributable primarily to an increase in net interest income of $3.5 million, partially offset by an increase in non-interest expense of $1.0 million.

During the first quarter of 2025, the Company sold non-performing loans with a net book value of $956 thousand, resulting in net recoveries of $461 thousand and loan interest income of $486 thousand. The sale of non-performing loans reduced the provision for credit losses, which amounted to $331 thousand for the first quarter of 2025 compared to $622 thousand for the prior year quarter. Net interest margin amounted to 3.32% and 3.20% for the three months ended March 31, 2025 and 2024, respectively. The sale of non-performing loans favorably impacted both the loan yield and net interest margin by 5 basis points for the quarter ended March 31, 2025.

Total assets amounted to $4.90 billion at March 31, 2025, compared to $4.83 billion at December 31, 2024, an increase of $72.8 million, or 2%. The increase was due primarily to an increase in total loans of $66.7 million, or 2%, with growth primarily in commercial real estate loans.

Total deposits amounted to $4.30 billion at March 31, 2025, compared to $4.19 billion at December 31, 2024, an increase of 3%. The increase during the three months ended March 31, 2025, was due primarily to an increase in brokered deposits of $150.0 million. Total customer deposits, which exclude brokered deposits, decreased $37.0 million during the first quarter of 2025.

Wholesale funding, which is comprised of brokered deposits and borrowed funds, amounted to $244.5 million at March 31, 2025, compared to $153.1 million at December 31, 2024. The increase during the first quarter of 2025 was used primarily to fund loan growth.

Total shareholders' equity amounted to $385.4 million at March 31, 2025, compared to $360.7 million at December 31, 2024, an increase of 7%. The increase during the three months ended March 31, 2025, was due primarily to a decrease in the accumulated other comprehensive loss of $17.0 million and an increase in retained earnings of $7.3 million. The decrease in the accumulated other comprehensive loss was driven by a decrease in unrealized losses on debt securities caused by declines in market interest rates.

At March 31, 2025, the non-performing loan to total loan ratio amounted to 0.70% compared to 0.67% at December 31, 2024 compared to March 31, 2025, the ACL for loans to total loans ratio was 1.58% compared to 1.59% at December 31, 2024. Net recoveries for the three months ended March 31, 2025, benefited from the sale of delinquent loans noted above and amounted to $424 thousand, or 0.04% of average total loans, compared to net charge-offs of $122 thousand, or 0.01% of average total loans, for the three months ended March 31, 2024.

Selected Financial Data and Ratios

The following table sets forth selected financial data and ratios for the Company at or for the three-month periods indicated:

	At or for the three months ended
(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Balance Sheet Data
Total cash and cash equivalents	$86,737	$83,841	$88,632	$199,719	$147,834
Total investment securities at fair value	603,933	593,595	631,975	636,838	652,026
Total loans	4,049,642	3,982,898	3,858,940	3,768,649	3,654,322
Allowance for credit losses	(64,042)	(63,498)	(63,654)	(61,999)	(60,741)
Total assets	4,900,489	4,827,726	4,742,809	4,773,681	4,624,015
Customer deposits	4,150,668	4,187,698	4,189,461	4,248,801	4,106,119
Brokered deposits	149,975	—	—	—	—
Borrowed funds	94,493	153,136	59,949	61,785	63,246
Subordinated debt	59,894	59,815	59,736	59,657	59,577
Total shareholders' equity	385,355	360,748	368,109	340,441	333,439
Total liabilities and shareholders' equity	4,900,489	4,827,726	4,742,809	4,773,681	4,624,015

Wealth Management
Wealth assets under management	$1,214,050	$1,230,014	$1,212,076	$1,129,147	$1,105,036
Wealth assets under administration	$297,233	$305,930	$302,891	$267,529	$268,074

Shareholders' Equity Ratios
Book value per common share	$30.80	$28.98	$29.62	$27.40	$26.94
Dividends paid per common share	$0.25	$0.24	$0.24	$0.24	$0.24

Regulatory Capital Ratios
Total capital to risk-weighted assets	13.06%	13.06%	13.07%	13.07%	13.20%
Tier 1 capital to risk-weighted assets(1)	10.39%	10.38%	10.36%	10.34%	10.43%
Tier 1 capital to average assets	8.98%	8.94%	8.68%	8.76%	8.85%

Credit Quality Data
Non-performing loans	$28,479	$26,687	$25,946	$17,731	$18,527
Non-performing loans to total loans	0.70%	0.67%	0.67%	0.47%	0.51%
Non-performing assets to total assets(2)	0.58%	0.55%	0.55%	0.37%	0.40%
ACL for loans to total loans	1.58%	1.59%	1.65%	1.65%	1.66%
Net (recoveries) charge-offs	$(424)	$221	$(7)	$(130)	$122

Income Statement Data
Net interest income	$38,690	$38,493	$38,020	$36,161	$35,190
Provision for credit losses	331	(106)	1,332	137	622
Total non-interest income	5,188	5,616	6,140	5,628	5,495
Total non-interest expense	29,949	29,842	29,353	29,029	28,908
Income before income taxes	13,598	14,373	13,475	12,623	11,155
Provision for income taxes	3,163	3,646	3,488	3,111	2,648
Net income	$10,435	$10,727	$9,987	$9,512	$8,507

Income Statement Ratios
Diluted earnings per common share	$0.84	$0.86	$0.80	$0.77	$0.69
Return on average total assets	0.87%	0.89%	0.82%	0.82%	0.75%
Return on average shareholders' equity	11.45%	11.82%	11.20%	11.55%	10.47%
Net interest margin (tax-equivalent)(3)	3.32%	3.29%	3.22%	3.19%	3.20%
________________________________________________________
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

Results of Operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Unless otherwise indicated, the reported results in this subsection are for the three months ended March 31, 2025, with references to the "prior year period" and "comparable period" being the three months ended March 31, 2024. Average yields are presented on an annualized tax-equivalent basis (non-GAAP).

Net Income
Net income for the three months ended March 31, 2025, amounted to $10.4 million, an increase of $1.9 million, or 23%, compared to the prior year period.

Net Interest Income
Net interest income amounted to $38.7 million, an increase of $3.5 million, or 10%, compared to the prior year period. The increase was due primarily to an increase in loan interest income of $6.6 million, partially offset by increases in deposit interest expense of $1.0 million and borrowings interest expense of $1.0 million as well as a decrease in income on other interest-earning assets of $637 thousand.

Net Interest Margin
Net interest margin was 3.32% for the three months ended March 31, 2025, compared to 3.20% for the prior year period.
•Average interest-earning assets increased $291.6 million, or 7%, and the yield increased 21 basis points.
•Average funding liabilities increased $257.6 million, or 6%, and the tax-equivalent yield decreased 9 basis points.

The first quarter results for 2025 were impacted by the Company's sale of non-performing loans with a net book value of $956 thousand, resulting in net recoveries of $461 thousand and loan interest income of $486 thousand. The sale of non-performing loans impacted both loan yields and net interest margin favorably by 5 basis points for the quarter ended March 31, 2025.

Changes to the key components of net interest margin compared to the prior year period were as follows:
•Average other interest-earning assets decreased $41.4 million, or 48%, and the yield decreased 62 basis points.
•Average investment securities decreased $74.6 million, or 10%, and the tax-equivalent yield decreased 3 basis points.
•Average total loans increased $407.5 million, or 11%, and the tax-equivalent yield increased 14 basis points.
•Average total deposits increased $166.0 million, or 4%, while the yield decreased 4 basis points.
•Average borrowed funds increased $91.3 million, and the yield increased 9 basis points.

The increase in net interest margin was due to loan growth and, to a lesser extent, an increase in loan yields, partially offset by increases in the average balance of funding liabilities and funding costs. The increase in loan yields of 14 basis points was due primarily to loan repricing and originations at higher interest rates, while the increase in funding costs of 9 basis points was driven by increases in certificate of deposits and borrowed funds.

Interest-rate risk is reviewed in detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q, below.

Rate / Volume Analysis
The following table sets forth, on a tax-equivalent basis, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2025, compared to March 31, 2024. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); and (2) interest-rate (change in average interest-rate multiplied by prior period average balance). Changes attributable to the combined impact of volume and rate have been allocated proportionately based on absolute value to the changes due to volume and the changes due to rate.

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate
Interest income
Other interest-earning assets(1)	$(637)	$(515)	$(122)
Investment securities (tax-equivalent)	(452)	(397)	(55)
Loans and loans held for sale (tax-equivalent)	6,595	5,357	1,238
Total interest-earning assets (tax-equivalent)	5,506	4,445	1,061
Interest expense
Interest checking, savings and money market	(1,024)	(112)	(912)
CDs	1,205	1,378	(173)
Brokered deposits	835	417	418
Borrowed funds	1,012	999	13
Subordinated debt	—	5	(5)
Total interest-bearing funding	2,028	2,687	(659)
Change in net interest income (tax-equivalent)	$3,478	$1,758	$1,720
__________________________________________
(1)Income on other interest-earning assets includes interest on deposits and fed funds sold, and dividends on FHLB stock.

The following table presents the Company's average balance sheet, net interest income and average rates for the three months ended March 31, 2025 and 2024:

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2025			Three months ended March 31, 2024
(Dollars in thousands)	Average Balance	Interest(1)	Average Yield(1)	Average Balance	Interest(1)	Average Yield(1)
Assets:
Other interest-earning assets(2)	$44,673	$535	4.86%	$86,078	$1,172	5.48%
Investment securities(3) (tax-equivalent)	689,138	3,705	2.15%	763,692	4,157	2.18%
Loans and loans held for sale(4) (tax-equivalent)	4,015,667	55,555	5.60%	3,608,157	48,960	5.46%
Total interest-earnings assets (tax-equivalent)	4,749,478	59,795	5.10%	4,457,927	54,289	4.89%
Other assets	98,003			91,794
Total assets	$4,847,481			$4,549,721

Liabilities and stockholders' equity:
Non-interest checking	$1,034,122	$—		$1,069,145	$—
Interest checking, savings and money market	2,405,722	10,332	1.74%	2,418,947	11,356	1.89%
CDs	686,689	7,121	4.21%	549,097	5,916	4.33%
Brokered deposits	76,647	835	4.42%	—	—	—%
Total deposits	4,203,180	18,288	1.68%	4,037,189	17,272	1.72%
Borrowed funds	154,911	1,706	4.47%	63,627	694	4.38%
Subordinated debt(5)	59,847	867	5.79%	59,530	867	5.82%
Total funding liabilities	4,417,938	20,861	1.91%	4,160,346	18,833	1.82%
Other liabilities	59,976			62,500
Total liabilities	4,477,914			4,222,846
Stockholders' equity	369,567			326,875
Total liabilities and stockholders' equity	$4,847,481			$4,549,721

Net interest-rate spread (tax-equivalent)			3.19%			3.07%
Net interest income (tax-equivalent)		38,934			35,456
Net interest margin (tax-equivalent)			3.32%			3.20%
Less tax-equivalent adjustment		244			266
Net interest income		$38,690			$35,190
Net interest margin			3.29%			3.17%
___________________________________________
(1)Average yields and interest income are presented on a tax-equivalent basis, calculated using a U.S. federal income tax rate of 21% in both 2025 and 2024, based on tax-equivalent adjustments associated with tax exempt loans and investments interest income.
(2)Average other interest-earning assets include interest-earning deposits with banks, federal funds sold and FHLB stock.
(3)Average investments securities are presented at average amortized cost.
(4)Average loans and loans held for sale are presented at amortized cost and include non-accrual loans.
(5)The subordinated debt is net of average deferred debt issuance costs.

Provision for Credit Losses
The provision for credit losses for each of the three-month periods ended March 31, 2025 and March 31, 2024 are presented below:

	Three months ended		Increase / (Decrease)
(Dollars in thousands)	March 31, 2025	March 31, 2024
Provision for credit losses on loans - collectively evaluated	$685	$417	$268
Provision for credit losses on loans - individually evaluated	(565)	1,451	(2,016)
Provision for credit losses on loans	120	1,868	(1,748)

Provision for unfunded commitments	211	(1,246)	1,457

Provision for credit losses	$331	$622	$(291)

The primary components of the provision for credit losses during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were as follows:
•A provision on loans collectively evaluated of $685 thousand, representing an increase of $268 thousand, due primarily to growth in commercial real estate loans, partially offset by net recoveries, which were primarily attributed to the sale of non-performing loans noted above, and;
•A provision for unfunded commitments of $211 thousand, representing an increase of $1.5 million, due to an increase in off-balance sheet commitments that required a reserve, partially offset by;
•A negative provision on loans individually evaluated of $565 thousand, representing a decrease of $2.0 million, due primarily to two commercial relationships that experienced improvement in their collateral valuation compared to the prior year period.

The ACL to total loans ratio was 1.58% at March 31, 2025 compared to 1.66% at March 31, 2024.

Non-Interest Income
Non-interest income for the three months ended March 31, 2025, amounted to $5.2 million, a decrease of $307 thousand compared to the prior year period. The decrease was due primarily to a decrease in gains on equity securities of $766 thousand, partially offset by an increase in wealth management fees of $247 thousand.

Non-Interest Expense
Non-interest expense for the three months ended March 31, 2025, amounted to $29.9 million, an increase of $1.0 million, or 4%, compared to the prior year period. The increase was due primarily to increases in salaries and employee benefits expense of $760 thousand and merger-related expenses of $290 thousand.

Income Taxes
The effective tax rate for the three months ended March 31, 2025, was 23.3%, compared to 23.7% for the three months ended March 31, 2024.

Financial Condition at March 31, 2025 compared to December 31, 2024

Total assets amounted to $4.90 billion at March 31, 2025, compared to $4.83 billion at December 31, 2024, representing an increase of $72.8 million, or 2%.

Investments

At March 31, 2025, the fair value of the Company's investment securities portfolio amounted to $603.9 million, an increase of $10.3 million, or 2%, since December 31, 2024. The increase was attributable to a decrease in unrealized losses on debt securities, partially offset by principal pay-downs, calls and maturities. At both March 31, 2025 and December 31, 2024, the investment securities portfolio at fair value represented 12% of total assets, and was comprised primarily of debt securities, classified as available-for-sale, with a small portion of the portfolio invested in equity securities.

During the three months ended March 31, 2025, the Company had no purchases or sales of debt securities and principal pay-downs, calls and maturities totaling $11.0 million.

Net unrealized losses on the Company's debt securities portfolio amounted to $79.9 million at March 31, 2025, compared to $101.8 million at December 31, 2024, a decrease of $21.9 million, or 22%, which resulted from declines in market interest rates during the period.

The mix of investment securities remained relatively unchanged at March 31, 2025 compared to December 31, 2024. The effective duration of the debt securities portfolio at March 31, 2025 was approximately 5.2 years compared to 5.0 years at December 31, 2024.

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

As of March 31, 2025, total loans amounted to $4.05 billion, an increase of $66.7 million, or 2%, since December 31, 2024. At both March 31, 2025 and December 31, 2024, total commercial loans amounted to 86% of total loans.

The following table sets forth the loan balances by loan portfolio segment and the percentage of each segment to total loans as of the dates indicated:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate owner-occupied	$708,645	18%	$704,634	18%
Commercial real estate non owner-occupied	1,629,394	40%	1,563,201	39%
Commercial and industrial	483,165	12%	479,821	12%
Commercial construction	664,936	16%	679,969	17%
Total commercial loans	3,486,140	86%	3,427,625	86%
Residential mortgages	450,456	11%	443,096	11%
Home equity	105,779	3%	103,858	3%
Consumer	7,267	—%	8,319	—%
Total retail loans	563,502	14%	555,273	14%
Total loans	4,049,642	100%	3,982,898	100%
Allowance for credit losses	(64,042)		(63,498)
Net loans	$3,985,600		$3,919,400

As of or for the three months ended March 31, 2025:
•Non-investor commercial loans, consisting of owner-occupied commercial real estate and commercial and industrial loans, increased $7.4 million, or 1%.
•Commercial real estate non owner-occupied loans increased $66.2 million, or 4%.
•The composition of owner and non owner-occupied commercial real estate loans has remained relatively consistent compared to December 31, 2024. Commercial real estate loans collectively make up 58% of the total loan portfolio and were comprised of approximately 30% in owner-occupied loans and 70% in non owner-occupied loans. Growth since the prior period was primarily from continued customer demand and business development efforts.
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

•Commercial construction loans decreased $15.0 million, or 2%.
•The composition of the commercial construction segment has remained relatively consistent compared to December 31, 2024.
◦Commercial construction loans were comprised of approximately 24% multi-family, 24% residential condominiums, 12% land approved for development and 11% single residential lots. All other collateral categories each fell below 10% of total commercial construction loans.

At March 31, 2025, commercial loan balances participated out to various banks amounted to $76.6 million, compared to $77.4 million at December 31, 2024. These commercial loan balances participated out to other institutions are not carried as assets on the Company's financial statements. Commercial loans originated by other banks in which the Company is a participating institution are carried at the pro-rata share of ownership and amounted to $168.0 million and $163.7 million at March 31, 2025 and December 31, 2024, respectively.

Asset Quality

The following table sets forth information regarding the Company's loan portfolio asset quality as of the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Non-performing loan summary:
Commercial real estate owner-occupied	$2,810	$2,374	$2,696
Commercial real estate non owner-occupied	3,032	3,457	2,651
Commercial and industrial	5,321	4,029	3,880
Commercial construction	15,183	14,639	7,906
Residential mortgages	1,877	1,931	1,292
Home equity	253	257	102
Consumer	3	—	—
Total non-accrual loans	28,479	26,687	18,527
Overdrafts > 90 days past due	5	—	—
Total non-performing assets	$28,484	$26,687	$18,527

Total adversely classified loans	$56,164	$50,732	$50,465

Total loans	$4,049,642	$3,982,898	$3,654,322
Adversely classified loans to total loans	1.39%	1.27%	1.38%
Loans 60-89 days past due and still accruing to total loans	0.01%	0.07%	0.06%
Non-performing loans to total loans	0.70%	0.67%	0.51%
Non-performing assets to total assets	0.58%	0.55%	0.40%
Allowance for credit losses for loans	$64,042	$63,498	$60,741
Allowance for credit losses for loans to non-performing loans	224.83%	237.94%	327.85%
Allowance for credit losses for loans to total loans	1.58%	1.59%	1.66%

Loans which are evaluated to be of weaker credit quality are classified as adverse and placed on the Company's "watch asset list" and reviewed on a more frequent basis by management. Adversely classified loans may be performing in accordance with their original terms or past due in respect to principal or interest and therefore additionally classified as non-performing loans.

The increase in non-performing loans during the first quarter of 2025 was attributable primarily to three individually evaluated commercial relationships which were placed on non-accrual, while the increase in classified loans was driven primarily by two commercial loans which were downgraded to special mention during the first quarter of 2025, partially offset by principal pay-downs and upgrades.
In addition, during the first quarter of 2025, the Company sold non-performing loans with a net book value of $956 thousand, which offset the increases in non-performing and classified loans.

The Company had no OREO at March 31, 2025 and December 31, 2024, and therefore non-performing loans were the only component of non-performing assets.

ACL for Loans

There have been no material changes to the Company's ACL for loans methodology, underwriting practices, or credit risk management system used to estimate credit loss exposure as described in the 2024 Annual Report on Form 10-K.

The estimate of credit loss incorporates management judgements and assumptions including the estimated life of the loans, adjustments for current conditions and reasonable and supportable economic forecasts. Management periodically reviews and updates its assumptions based on changing circumstances.

ACL for loans activity

The following table summarizes the activity in the ACL for loans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of year	$63,498	$58,995

Provision for credit losses for loans	120	1,868

Recoveries of charged-off loans:
Commercial real estate owner-occupied	—	—
Commercial real estate non owner-occupied	—	—
Commercial and industrial	601	68
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	2
Consumer	27	2
Total recovered	628	72

Charged-off loans:
Commercial real estate owner-occupied	—	—
Commercial real estate non owner-occupied	16	—
Commercial and industrial	135	185
Commercial construction	—	—
Residential mortgages	—	—
Home equity	—	—
Consumer	53	9
Total charged-off	204	194

Net loans (recovered) charged-off	(424)	122
Ending balance	$64,042	$60,741
Annualized net loans (recovered) charged-off to average loans outstanding	(0.04)%	0.01%

Reserve for unfunded commitments

The reserve for unfunded commitments is classified within "Other liabilities" on the Company's Consolidated Balance Sheets. The estimate of credit loss incorporates the same loss factors as on-balance sheet loans with added assumptions for both the likelihood and amount of funding over the estimated life of non-cancellable commitments.

The Company's reserve for unfunded commitments amounted to $4.6 million as of March 31, 2025 and $4.4 million at December 31, 2024.

Based on the foregoing, management believes that the Company's ACL for loans and reserve for unfunded commitments are adequate as of March 31, 2025.

Deposits

As of March 31, 2025, total deposits amounted to $4.30 billion, an increase of $112.9 million, or 3%, since December 31, 2024. The increase, during the first quarter of 2025, was driven by an increase in brokered deposits of $150.0 million.

The following table sets forth the deposit balances by certain categories and the percentage of each category to total deposits as of the dates indicated:

	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Checking	$1,743,843	41%	$1,777,669	43%	$1,769,706	43%
Money markets and savings	1,722,867	40%	1,724,810	41%	1,754,271	43%
CDs	683,958	16%	685,219	16%	582,142	14%
Total customer deposits	4,150,668	97%	4,187,698	100%	4,106,119	100%
Brokered deposits(1)	149,975	3%	—	—%	—	—%
Deposits	$4,300,643	100%	$4,187,698	100%	$4,106,119	100%
____________________________________
(1)Brokered CDs which are individually $250,000 and under.

Total customer deposits include reciprocal balances from checking, money market deposits and CDs received from participating banks in nationwide deposit networks as a result of our customers electing to participate in Company-offered programs which allow for third-party enhanced FDIC deposit insurance. Under this enhanced FDIC deposit insurance program, the equivalent of the customers' original deposited funds are reciprocated back through the network to the Company and are carried within the appropriate category under deposits. The Company's balances in these reciprocal enhanced FDIC deposit insurance products were $897.6 million and $903.2 million at March 31, 2025 and December 31, 2024, respectively.

Borrowed Funds

The Company had borrowed funds outstanding of $94.5 million at March 31, 2025, compared to $153.1 million at December 31, 2024, and were comprised of advances from the FRB and FHLB as well as secured borrowings from the NH BFA. The decrease during the three months ended March 31, 2025, resulted primarily from the increase in brokered deposits during the period.

Shareholders' Equity

Total shareholders' equity amounted to $385.4 million at March 31, 2025, compared to $360.7 million at December 31, 2024, an increase of $24.6 million, or 7%. The increase during the three months ended March 31, 2025, was due primarily to a decrease in the accumulated other comprehensive loss of $17.0 million and an increase in retained earnings of $7.3 million. The decrease in the accumulated other comprehensive loss was driven by a decrease in unrealized losses on debt securities caused by declines in market interest rates.

For the three months ended March 31, 2025, the Company paid cash dividends of $3.1 million. On April 15, 2025, the Company announced a quarterly dividend of $0.25 per share to be paid on June 2, 2025 to shareholders of record as of the close of business on May 12, 2025. Effective December 9, 2024, all share purchases under the dividend reinvestment and stock purchase plan were suspended as a result of the proposed Merger with Independent.

Derivatives and Hedging

Derivatives designated as hedging instruments

As of March 31, 2025 and December 31, 2024, the Company had three pay fixed, receive float, interest rate swap agreements with a cumulative notional value of $100.0 million, of which $50.0 million matures in June 2025 and the other $50.0 million matures in September of 2025. Under these interest rate swap agreements, the Company pays a weighted average fixed interest rate of 4.68% and receives SOFR. At March 31, 2025 and December 31, 2024, the fair value of these interest rate swap agreements, which were carried on the Company's Consolidated Balance Sheets, represented liabilities of $207 thousand and $336 thousand, respectively.

Derivatives not subject to hedge accounting

The notional value of back-to-back interest-rate swaps with customers and counterparties amounted to $3.2 million at both March 31, 2025 and December 31, 2024. The fair value of assets and corresponding liabilities associated with these swaps and carried on the Company's Consolidated Balance Sheets was $260 thousand at March 31, 2025 compared to $321 thousand at December 31, 2024.

Risk Participation Agreements

The notional value of RPAs sold amounted to $46.2 million and $46.4 million at March 31, 2025 and December 31, 2024, respectively. The fair value of RPAs, carried on the Company's Consolidated Balance Sheets as a liability, was $30 thousand at March 31, 2025 compared to $25 thousand at December 31, 2024.

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

At March 31, 2025, the Bank had the capacity to borrow additional funds from the FHLB and FRB of up to approximately $785.0 million and $255.0 million, respectively.

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

The Company's total capital ratio and tier 1 capital to risk-weighted assets ratio amounted to 13.06% and 10.39%, respectively, at March 31, 2025, compared to 13.06% and 10.38%, respectively, at December 31, 2024. The tier 1 capital to average assets ratio amounted to 8.98% at March 31, 2025, compared to 8.94% at December 31, 2024.

Wealth Management

Wealth assets under management and wealth assets under administration are not carried as assets on the Company's Consolidated Balance Sheets. The Company provides a wide range of wealth management and wealth services, including investment management, trust and trustee services, brokerage, annuities and 401(k) administration.

Wealth assets under management and wealth assets under administration amounted to $1.21 billion and $297.2 million, respectively, at March 31, 2025, representing decreases of $16.0 million, or 1%, and $8.7 million, or 3%, respectively, compared to December 31, 2024. The decrease in assets under management and administration resulted primarily from decreases in market values.

Wealth management fees amounted to $2.1 million for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024, an increase of $247 thousand, or 13%.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2024 Annual Report on Form 10-K for further information on the Company's net interest income and net interest margin sensitivity under different interest rate and yield curve scenarios as well as different asset and liability mix scenarios.

The tables below summarize the simulated results at March 31, 2025 and December 31, 2024 and compare the percentage change in net interest income for each interest rate scenario to the rates unchanged scenario. The results in the tables below assume a static balance sheet and the net interest income results are for a 24-month period. Table 1 assumes all interest rates are ramped evenly over 12 months. Table 2 differs from table 1 by simulating that interest rate changes for non-maturity deposits are ramped evenly over 24 months instead of 12 months.

Table 1 - Interest Rate Changes – All rates ramped over 12 months

	March 31, 2025	December 31, 2024
Scenarios	Percentage Change	Percentage Change
Rates rise 400 basis points	(14.19)%	(14.19)%
Rates rise 200 basis points	(6.89)%	(7.05)%
Rates unchanged	—%	—%
Rates decline 200 basis points	5.05%	5.07%

Table 2 - Interest Rate Changes – All rates ramped over 12 months, except for non-maturity deposits which are ramped over 24 months

	March 31, 2025	December 31, 2024
Scenarios	Percentage Change	Percentage Change
Rates rise 400 basis points	(6.38)%	(6.42)%
Rates rise 200 basis points	(3.12)%	(3.29)%
Rates unchanged	—%	—%
Rates decline 200 basis points	1.46%	1.52%

The change in results at March 31, 2025 compared to December 31, 2024 were impacted primarily by an increase in interest bearing liabilities. Over the 24-month period, the net result was lower estimated net interest income in increased interest rate scenarios and higher estimated net interest income in decreased interest rate scenarios.

The results in the tables above are subject to various assumptions as reported in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2024 Annual Report on Form 10-K. Refer to heading "Results of Operations" contained within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of margin.

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

The Company carried out an evaluation as of the end of the period covered by this Form 10-Q under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (i.e., the three months ended March 31, 2025) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A -Risk Factors

Management believes that there have been no material changes in the Company's risk factors as reported in Part I, Item 1A, "Risk Factors," of the 2024 Annual Report on Form 10-K. The risks described in our 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to repurchases of common stock made by the Company during the three months ended March 31, 2025:

	Total number of shares repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Announced	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	2,972	$42.53	—	—
February	—	$—	—	—
March	8,271	$39.10	—	—
________________________________
(1)Amounts include shares repurchased that were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by employees as payment for taxes upon vesting of restricted stock (net settlement of shares).

Item 3 -Defaults upon Senior Securities

Not Applicable.

Item 4 -Mine Safety Disclosures

Not Applicable.

Item 5 -Other Information

During the three months ended March 31, 2025, none of the directors or officers of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6 -Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1.1    Amended and Restated Articles of Organization of the Company, as amended as of June 4, 2013 incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 10, 2013 (File No. 001-33912).

3.1.2    Articles of Amendment to the Restated Articles of Organization of the Company, as amended as of May 16, 2017 incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 18, 2017 (File No. 001-33912).

3.1.3    Articles of Amendment to the Amended and Restated Articles of Organization of the Company, as amended as of January 5, 2018, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 11, 2018 (File No. 001-33912).

3.2    Second Amended and Restated Bylaws of the Company, as amended as of January 19, 2021, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 22, 2021 (File No. 001-33912).

10.1    Enterprise Bank 2025 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2025 (File No. 001-33912).

31.1*    Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2*    Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a).

32*    Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b).

101*    The following materials from Enterprise Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

104*     The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 6, 2025	By:	/s/ Joseph R. Lussier
Joseph R. Lussier
Executive Vice President, Treasurer
and Chief Financial Officer